Form 10-K
period 2018-12-31
UNITED PARCEL SERVICE INC
filed 2019-02-21
CIK 1090727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the class B common stock held by non-affiliates of the registrant was $73,643,493,685 as of June 30, 2018. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.
As of February 6, 2019, there were 164,239,863 outstanding shares of class A common stock and 695,989,113 outstanding shares of class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 9, 2019 are incorporated by reference into Part III of this report.

UNITED PARCEL SERVICE, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Cautionary Statement About Forward-Looking Statements
This report, our Annual Report to Shareowners and our other filings with the Securities and Exchange Commission (“SEC”) contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan” and variations thereof and similar terms, are intended to be forward-looking statements. Forward-looking statements are made subject to the safe harbor protections of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
From time to time, we also include written or oral forward-looking statements in other publicly disclosed materials. Such statements relate to our intent, belief and current expectations about our strategic direction prospects and future results, and give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
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

Overview
United Parcel Service, Inc. (“UPS”) was founded in 1907 as a private messenger and delivery service in Seattle, Washington. Today, we are the world’s largest package delivery company, a leader in the U.S. less-than-truckload industry and a premier provider of global supply chain management solutions. We operate one of the largest airlines in the world, as well as the world’s largest fleet of alternative-powered vehicles. We deliver packages each business day for 1.5 million shipping customers to 9.1 million receivers ("consignees") in over 220 countries and territories. In 2018, we delivered an average of 20.7 million pieces per day, or a total of 5.2 billion packages. Total revenue in 2018 was $71.861 billion.
We serve the global market for logistics services, which includes transportation, distribution, contract logistics, ground freight, ocean freight, air freight, customs brokerage, insurance and financing. We have three reporting segments: U.S. Domestic Package and International Package, which together we refer to as our global small package operations, and Supply Chain & Freight, all of which are described below.

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

Customers are able to leverage our broad portfolio of logistics capabilities comprised of: our balanced global presence in North America, Europe, Middle East, Africa, Asia Pacific and Latin America; reliability; and industry-leading technologies and solutions expertise for competitive advantage in markets where they choose to compete.

We continue to invest in the expansion of the UPS business to serve our existing and prospective customers with a full range of advanced logistics products, services and capabilities across an ever-increasing geographical and industry footprint. Achieving our objectives has required new methods and innovative approaches to logistics services, including the acquisition and creation of platform-based businesses, specialized healthcare services such as Marken’s clinical trial capabilities, a full range of brokerage and transportation insurance services, retail offerings such as UPS My Choice and more.

We have a long history of operating with joint venture and partnership arrangements to provide flexibility as we build scale. We often reevaluate these arrangements to ensure they are optimally designed for our future aspirations. For example, in 2018, we acquired full ownership of our express services unit in India, signaling a new era of opportunity and operational design in a high-growth international market. We closely monitor global trade and economic, geopolitical, regulatory and environmental factors, as well as other areas of risk and change to ensure we quickly adjust to a fast-moving world.

We aim to be a disciplined and focused business that purposefully reinvests capital to achieve both long-term strategic benefits and favorable returns. In September 2018, we communicated our commitment to continuous transformation to modernize our business and operations through state-of-the art technology. We see transformation as an ongoing commitment to enhance quality and efficiency as we deliver innovative capabilities and services. Our strategic investments are primarily focused in areas we believe will drive growth and lasting profit potential:

•	Services and solutions for small and medium-sized businesses.

•	International growth markets.

•	Global Business to Consumer (“B2C”) and Business to Business (“B2B”) e-commerce.

•	Healthcare and life-sciences logistics.

•	Operational advancements and efficiencies through our technology-enabled network.
In 2018, we added nearly 400,000 pieces per hour of automated sort capacity globally, along with numerous new technologies to help control the network and ensure resources are in the right place at the right time.
We have a long history of sound financial management, and our consolidated balance sheet showcases financial strength. Cash generation is a significant strength of UPS, giving us ample capacity to service our obligations and facilitate distributions to shareowners, reinvest in our business and pursue growth opportunities.

Reporting segments and products & services

Global Small Package
Our global small package operations provide time-definite delivery services for express letters, documents, small packages and palletized freight via air and ground services. We serve more than 220 countries and territories around the world along with domestic delivery service in more than 50 countries. We handle packages up to 108 inches in length that weigh up to 150 pounds and are up to 165 inches in combined length and girth, as well as palletized shipments weighing more than 150 pounds. All of our package services are supported by numerous shipping, visibility and billing technologies.
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
We offer same-day pickup of air and ground packages upon request. Customers can schedule pickups up to six days a week, based on their specific needs. Additionally, our wholly-owned and partnered global network offers roughly 150,000 entry points where customers can tender a package to us at a location or time convenient to them. This combined network includes UPS drivers who can accept packages provided to them, UPS drop boxes, UPS Access Point locations, The UPS Store locations, authorized shipping outlets and commercial counters, alliance locations and customer centers attached to UPS facilities. Some of these locations offer a full array of services, including pickup, delivery and packing options, while others are drop-off locations only.
The continued growth of online and mobile shopping has increased our customers’ needs for efficient and reliable returns, resulting in our development of a robust selection of returns services that are available in more than 145 countries. The portfolio provides a range of cost-effective label options and a vast network of consumer drop points, as well as a selection of returns technologies that promote efficiency and a friction-free consumer experience. These options vary based on customer need and country and include solutions such as UPS Returns, as well as more-specialized services such as UPS Returns Exchange. Our technologies promote systems integration, client ease of use and visibility of inbound merchandise, which help reduce costs and improve efficiency of our merchants' reverse logistics processes. UPS Returns Manager is an excellent example of this value.

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
U.S. Domestic Package Reporting Segment
We are a leader in time-definite, money-back guaranteed, small package delivery services in the United States. We offer a full spectrum of U.S. domestic guaranteed ground and air package transportation services.

•
Customers can select from same day, next day, two day and three day delivery alternatives. UPS’s Air portfolio offers options enabling customers to specify a time-of-day guarantee for their delivery (e.g., by 8:00 A.M., 10:30 A.M., noon, end of day, etc.).

•
Customers can also leverage our extensive ground network to ship using our day-definite guaranteed ground service that serves every U.S. business and residential address. We deliver more ground packages in the U.S. than any other carrier, with average daily package volume of 14.5 million, most within one to three business days.

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

We continue to invest in our smart global logistics network. Within our facilities, we are expanding automated capacity, driving greater efficiencies and providing additional network flexibilities. We also continue to invest in our air network capacity through aircraft acquisitions. In 2018, we expanded Saturday operations and opened 22 new facilities, including regional facilities in the Atlanta, Indianapolis, Phoenix, Salt Lake City and Dallas areas.

International Package Reporting Segment
Our International Package reporting segment includes small package operations in Europe, Asia Pacific, Canada and Latin America and the Indian sub-continent, Middle East and Africa ("ISMEA"). We offer a wide selection of guaranteed day- and time-definite international shipping services. We offer more guaranteed time-definite express options (Express Plus, Express and Express Saver) than any other carrier.

•	In 2018, we continued expansion of our Express time-definite portfolios:

▪	We expanded UPS WorldWide Express to 14 new countries around the globe.

▪	UPS Express now reaches 137 countries with guaranteed mid-day delivery and 57 countries with guaranteed morning delivery with Express Plus.

▪	Express Saver reaches 220 countries and territories with guaranteed end-of-day delivery.

▪	We grew our Worldwide Express Freight Midday footprint by five times in 12 European countries by expanding this service to 39,000 new postal codes.

▪	Worldwide Express Freight is available from 71 origin countries to 67 destination countries.

▪
For international package shipments that do not require Express services, UPS Worldwide Expedited offers a reliable, deferred, guaranteed day-definite service option. The service is available from more than 80 origin countries to more than 220 countries and territories.

▪	For cross-border ground package delivery, we offer UPS Standard delivery services within Europe, between the U.S. and Canada and between the U.S. and Mexico.
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

We are constantly striving to provide our customers with better service. In 2018, we provided our customers with greater flexibility by offering later pick-up times in nearly 52,000 postal codes across Europe, creating production and fulfillment benefits. We continue to make major European infrastructure investments, including a $146 million facility in Eindhoven, the Netherlands, the opening of a $150 million hub in London and the construction of a $100 million hub in Paris. These investments are part of ongoing efforts allowing customers using UPS Standard to reach more than 80 percent of Europe’s population within two business days. These recent expansions and enhancements are part of our commitment to invest nearly $2 billion in our European infrastructure.
Asia Pacific remains a strategic market due to growth rates in intra-Asia trade and the expanding Chinese economy. To capitalize on these opportunities, we are bringing faster time-in-transit to customers focused on intra-Asia trade and reducing transit time from Asia to the U.S. and Europe. Through added flight frequencies, we provide our customers the ability to ship next day to more places in the U.S. and Europe - guaranteed - than any other express carrier. We serve more than 40 Asia Pacific countries and territories through more than two dozen alliances with local delivery companies that supplement company-owned operations. Our joint venture with SF Express combines SF’s extensive Chinese network with UPS’s delivery capabilities in the U.S. and Europe to increase our market presence and help provide Chinese enterprises with greater global access.
In 2018, we extended cut-off times by four hours for export shipment pickups, lengthening production windows. We upsized four daily flights to our Shenzhen Intra-Asia hub and Hong Kong to our new Boeing 747-8s for greater capacity to support customers with import needs through gateways in Shanghai, Shenzhen and Hong Kong.
High-growth markets are also a strategic imperative for UPS. A new direct flight from the U.S. to Dubai improves time in transit to key destinations in the ISMEA region for shippers throughout the U.S., Canada and the Americas. Markets like India in the ISMEA region provide new opportunities for growth. In 2018, we made additional investments in India to acquire full ownership of our express services unit, previously a joint venture. This follows the construction of a new facility in Hyderabad and an integrated logistics facility in Ahmedabad. These enhancements allow customers in ISMEA to reach markets in the U.S. and Europe within a 48-hour delivery window. In addition to these upgrades, we added Saturday delivery to seven countries in the region. The additional operating day gives our customers greater flexibility with their operations and scheduling.

Supply Chain & Freight

Supply Chain & Freight consists of our forwarding, logistics, truckload brokerage, UPS Freight, UPS Capital and other businesses. Supply chain complexity creates demand for a global service offering that incorporates transportation, distribution and international trade and brokerage services, with complementary financial and information services. Outsourcing of non-core logistics activity is a strategy more companies are pursuing. With increased competition and growth opportunities in new markets, businesses require flexible and responsive supply chains to support their business strategies. We meet this demand by offering a broad array of supply chain services in more than 200 countries and territories.
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
Truckload Brokerage
Coyote Logistics Midco, Inc. (“Coyote”), a U.S.-based third party logistics provider, was acquired in August 2015. We successfully integrated this large-scale truckload brokerage and transportation management services operation into our Supply Chain & Freight segment and have seen significant synergies in the areas of purchased transportation, backhaul utilization, technology systems and industry best practices. Coyote's access to our UPS fleet, combined with its broad carrier network, has created a customized capacity solution for all markets, customers and situations. Moreover, Coyote creates access to UPS services (such as air freight, customs brokerage and global freight forwarding) for its customer base.
Freightex, a U.K.- based freight brokerage firm, was acquired in January 2017. The acquisition of Freightex added a full-scale truckload brokerage and transportation management solution to UPS’s European portfolio, creating a single-source solution for shippers throughout Europe with freight ranging from parcel to full truckload. In 2018, Freightex was rebranded to Coyote Logistics to further leverage the centralized technology and business models with the market knowledge, talent and established customer and carrier bases already in Europe. The Coyote Logistics European division complements UPS’s North American truckload brokerage business, as many international shippers know and trust the Coyote truckload product.

Logistics
We provide value-added fulfillment and transportation management services to customers through our global network of company-owned and leased distribution centers and field stocking locations. We leverage a global network of more than 900 facilities in more than 100 countries around the globe to ensure products and parts are in the right place, at the right time.
Our distribution centers are strategically located near UPS air and ground transportation hubs for rapid delivery to consumer and business markets. In 2017, UPS began piloting a new integrated transportation fulfillment solution for small business e-commerce merchants, enabling them to rapidly expand and grow their offerings without additional capital investments. In 2018, we expanded our network to support new business growth by adding more than 1.6 million square feet of distribution capacity.
Also in 2018, we rolled out new cloud-based transportation and warehouse management software platforms to drive higher operational efficiency and improve service to customers. The result has been better visibility, more rapid onboarding of customers and improved flexibility and response times.
Building on a 2017 pilot program, in 2018 we expanded a new integrated transportation-fulfillment solution for small business e-commerce merchants in the United States. The program enables small merchants to rapidly expand and grow their online offerings by providing connectivity to multiple marketplaces.
UPS Post Sales, our service parts logistics solution, relies on a global network of central and field stocking sites to provide critical spare parts when and where customers need them. In 2018, we implemented new technology to support our Implantable Medical Device solution, which helps ensure surgical kits and devices arrive safely and on time at hospitals and surgery centers. This integrated solution was built in collaboration with WebOps, a medical device logistics and analytics technology provider, and Baxter Planning, an inventory planning and optimization solutions provider. We continue to expand UPS Access Point locations into our network, offering greater flexibility, more convenience and improved service for our customers.
UPS Express Critical provides urgent, secure transportation for time-sensitive and high-value goods. It includes same-day, next-flight-out and door-to-door ground services, including specialized charter and hand-carry services for both lightweight and heavyweight shipments.
UPS Freight
UPS Freight offers regional, inter-regional and long-haul less-than-truckload ("LTL") services in all 50 states, Canada, Puerto Rico, Guam, the U.S. Virgin Islands and Mexico. UPS Freight provides reliable LTL service backed by a day-definite, on-time guarantee at no additional cost. UPS Freight also provides dedicated contract carriage truckload services to select clients. Additionally, user friendly shipping, visibility and billing technology offerings, including UPS WorldShip, Quantum View and UPS Billing Center, allow freight customers to create electronic bills of lading, monitor shipment progress and reconcile shipping charges.
Customs Brokerage
We are among the world’s largest customs brokers by both the number of shipments processed annually and by the number of dedicated brokerage employees worldwide. In addition to customs clearance services, we also provide product classification, trade management, duty drawback and consulting services through STTAS, a UPS company. STTAS was acquired in 2017 and is a major differentiator in our ability to become the global broker of choice in all markets important to our customers. In 2017, we also added to our portfolio UPS Zone Solutions, a leader in Foreign Trade Zone administration services in the United States.
UPS Capital
UPS Capital provides financial, insurance and payment services to leverage cash and help protect companies from risk in their supply chains. With services available in 22 countries and territories, UPS Capital and its affiliates support all aspects of the order-to-cash cycle, including financing inventory warehoused overseas, insuring shipments and providing payment solutions. The UPS Capital suite of insurance services, trade finance and payment solutions helps customers protect their assets and keeps their businesses running smoothly. UPS Capital also offers insured transportation of high value goods including loose gemstones, finished jewelry and wristwatches.

Our People
The strength of our company is our people, working together with a common purpose. We had more than 481,000 employees (excluding temporary seasonal employees) as of December 31, 2018, of which 399,000 are in the U.S. and 82,000 are located internationally. Our global workforce includes approximately 85,000 management employees (41% of whom are part-time) and 396,000 hourly employees (50% of whom are part-time).
As of December 31, 2018, we had approximately 283,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. These agreements expired on July 31, 2018. On October 5, 2018, the Teamsters declared that the tentative national master agreement for the U.S. Domestic Package business unit was considered ratified, and will be implemented as soon as five remaining local and supplemental agreements are negotiated and ratified. We remain in the process of negotiating and ratifying four of these local and supplemental agreements which, when ratified, will be retroactive to August 1, 2018. The UPS Freight business unit national master agreement was ratified on November 11, 2018.
We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which becomes amendable on September 1, 2021.
Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727. On February 8, 2019, the airline mechanics who are covered by this agreement voted to ratify a new contract which will become amendable November 1, 2023. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”) that will expire on July 31, 2019.
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
Customer Relationships.    We focus on building and maintaining long-term customer relationships. We serve 1.5 million shipping customers and more than 9.1 million delivery customers daily. Cross selling small package, supply chain and freight services across our customer base is an important growth mechanism for UPS.

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
UPS Airlines, along with a number of other domestic airlines, participates in the Civil Reserve Air Fleet (“CRAF”) program. Our participation in the CRAF program allows the U.S. Department of Defense (“DOD”) to requisition specified UPS Airlines aircraft for military use during a national defense emergency. The DOD is required to compensate us for the use of aircraft under the CRAF program. In addition, participation in CRAF entitles UPS Airlines to bid for other U.S. Government opportunities including small package and air freight.

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
Customs
We are subject to the customs laws in the countries in which we operate, regarding the import and export of shipments, including those related to the filing of documents on behalf of client importers and exporters. Our activities in the U.S., including customs brokerage and freight forwarding, are subject to regulation by the Bureau of Customs and Border Protection, the TSA, the U.S. Federal Maritime Commission and the DOT. Our international operations are subject to similar regulatory structures in their respective jurisdictions.
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
Communications and Data Protection
Because of our extensive use of radio and other communication facilities in our aircraft and ground transportation operations, we are subject to the Federal Communications Act of 1934, as amended. In addition, the Federal Communications Commission regulates and licenses our activities pertaining to satellite communications. There has recently been increased regulatory and enforcement focus on data protection in the U.S. (at both the state and federal level) and in other countries. For example, the European Union (“E.U.”) General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increases the jurisdictional reach of E.U. law and increases the requirements related to personal data, including individual notice and opt-out preferences and public disclosure of significant data breaches. Additionally, violations of the GDPR can result in significant fines. Other governments have enacted or are enacting similar data protection laws, and are considering data localization laws that would govern the use of data outside of their respective jurisdictions.
Where You Can Find More Information
We maintain a website at www.ups.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available through our website www.investors.ups.com as soon as reasonably practical after we electronically file or furnish the reports to the SEC. However, information on these websites is not incorporated by reference into this report or any other report filed with or furnished to the SEC.

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

Our business, financial condition and results are subject to numerous risks and uncertainties. In connection with any investment decision, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related notes in Item 8.
General economic conditions, both in the U.S. and internationally, may adversely affect our results of operations.
We conduct operations in over 220 countries and territories. Our U.S. and international operations are subject to normal cycles affecting the economy in general, as well as the local economic environments in which we operate. The factors that create cyclical changes to the economy and to our business are beyond our control, may adversely impact our credit rating and it may be difficult for us to adjust our business model to mitigate the impact of these factors. In particular, our business is affected by levels of industrial production, consumer spending and retail activity and our business, financial position and results of operations could be materially affected by adverse developments in these aspects of the economy. In addition, there remains substantial economic uncertainty arising from the United Kingdom’s 2016 vote to leave the European Union. In 2017 the U.K. government initiated a process to leave the E.U., and the U.K. and the E.U. continue to negotiate the future relationship between the U.K. and the E.U., which could take several years to finalize. The results of these negotiations could result in, among other things, fewer goods being transported globally, volatility in currency exchange rates and further regulations relating to, among other things, trade and aviation. Any of the foregoing could materially adversely affect our business, financial position and results of operations.
We face significant competition which could adversely affect our business, financial position and results of operations.
We face significant competition on a local, regional, national and international basis. Our competitors include the postal services of the U.S. and other nations, various motor carriers, express companies, freight forwarders, air couriers and others, including start ups and other companies that combine technologies with crowdsourcing to focus on local market needs. Competition may also come from other sources in the future, including as a result of the development of new technologies. Some of our competitors may have cost and organizational structures that differ from ours and may offer services and pricing terms that we may not be willing or able to offer. Additionally, to remain competitive, we may have to raise costs to our customers and our customers may not be willing to accept these higher costs. If we are unable to timely and appropriately respond to competitive pressures, our business, financial position and results of operations could be adversely affected.
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

Our business is subject to complex and stringent regulation in the U.S. and internationally, which could increase our operating costs.
We are subject to complex and stringent aviation, transportation, environmental, security, labor, employment and other governmental laws, regulations and policies, both in the U.S. and in the other countries in which we operate. In addition, our business is impacted by laws, regulations and policies that affect global trade, including tariff and trade policies, export requirements, taxes, monetary policies and other restrictions and charges. Recently, trade discussions between the U.S. and some of its trading partners have been fluid, and any trade agreements that may be entered into are subject to a number of uncertainties, including the imposition of new tariffs or adjustments and changes to the products covered by existing tariffs. The impact of new laws, regulations and policies cannot be predicted. Compliance with new laws and regulations may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws or regulations in the U.S. or in any of the countries in which we operate could result in substantial fines or possible revocation of our authority to conduct our operations, which could adversely affect our financial performance.
Increased security requirements could impose substantial costs on us and we could be the target of an attack or have a security breach.
As a result of concerns about global terrorism and homeland security, governments around the world have adopted or may adopt stricter security requirements that will result in increased operating costs for businesses in the transportation industry. These requirements may change periodically as a result of regulatory and legislative requirements and in response to evolving threats. We cannot determine the effect that these new requirements will have on our cost structure or our operating results, and these rules or other future security requirements may increase our costs of operations and reduce operating efficiencies. Regardless of our compliance with security requirements or the steps we take to secure our facilities or fleet, we could be the target of an attack or security breaches could occur, which could materially adversely affect our operations or our reputation.
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

We may face additional regulations regarding GHG emissions internationally and in the United States. Potential costs to us of increased regulation regarding GHG emissions, especially aircraft or diesel engine emissions, include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. We cannot predict the impact any future regulation would have on our cost structure or our operating results. It is possible that such regulation could significantly increase our operating expenses if we are unable to pass such costs along to our customers. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services, especially our air services.
Strikes, work stoppages and slowdowns by our employees could adversely affect our business, financial position and results of operations.
A significant number of our employees are employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. In addition, our airline pilots, airline mechanics, ground mechanics and certain other employees are employed under other collective bargaining agreements. Strikes, work stoppages and slowdowns by our employees could adversely affect our ability to meet our customers' needs, and customers may do more business with competitors if they believe that such actions or threatened actions may adversely affect our ability to provide services. We may face a permanent loss of customers if we are unable to provide uninterrupted service, and this could materially adversely affect our business, financial position and results of operations. The terms of future collective bargaining agreements also may affect our competitive position and results of operations.
We are exposed to the effects of changing prices of energy, as well as gasoline, diesel and jet fuel, and interruptions in supplies of these commodities.
Changing fuel and energy costs may have a significant impact on our operations. We require significant quantities of fuel for our aircraft and delivery vehicles and are exposed to the risk associated with variations in the market price for petroleum products, including gasoline, diesel and jet fuel. We mitigate our exposure to changing fuel prices through our indexed fuel surcharges and we may also enter into hedging transactions from time to time. If we are unable to maintain or increase our fuel surcharges, higher fuel costs could adversely impact our operating results. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges may result in a mix shift from our higher-yielding air products to lower-yielding ground products or an overall reduction in volume. There can be no assurance that our hedging transactions will be effective to protect us from changes in fuel prices. Moreover, we could experience a disruption in energy supplies as a result of war, actions by producers or other factors beyond our control, which could have a material adverse effect on our business.
Changes in exchange rates or interest rates may have a material adverse effect on our results.
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
Our success depends in part on our ability to maintain the image of the UPS brand and our reputation for providing excellent service to our customers. Service quality issues, actual or perceived, even when false or unfounded, could tarnish the image of our brand and may cause customers to use other companies. Also, adverse publicity surrounding labor relations, environmental concerns, security matters, political activities and the like, or attempts to connect our company to these sorts of issues, either in the United States or other countries in which we operate, could negatively affect our overall reputation and acceptance of our services by customers. Social media may accelerate and amplify the scope of negative publicity, and increase the challenge of responding to negative claims. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have a material adverse effect on our business, financial position and results of operations, and could require additional resources to rebuild our reputation and restore the value of our brand.
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
In addition, the provision of service to our customers and the operation of our networks and systems involve the storage and transmission of significant amounts of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, became effective in May 2018. Other countries have enacted or are enacting data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.
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

Any of these events that impact our information technology networks or systems, or those of acquired businesses, franchisees, customers, service providers or other third-parties, could result in disruptions in our operations, the loss of existing or potential customers, damage to our brand and reputation, regulatory scrutiny, and litigation and potential liability for us. Among other consequences, our customers’ confidence in our ability to protect data and systems and to provide services consistent with their expectations could be impacted, further disrupting our operations. Similarly, an actual or alleged failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties.
We have invested and continue to invest in technology security initiatives, information technology risk management and disaster recovery plans. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats. Despite our best efforts, we are not fully insulated from data breaches and system disruptions. For example, in 2014, a broad-based malware intrusion targeting retailers throughout the U.S. was discovered and subsequently eradicated at approximately 1% of our franchisees’ locations. While the impact of this cyber-attack, including the costs associated with investigation and remediation activities, was not material to our business and our financial results, there is no assurance that such impacts will not be material in the future, and our efforts to deter, identify, mitigate and/or eliminate future breaches may require significant additional effort and expense and may not be successful.
Severe weather or other natural or manmade disasters could adversely affect our business.
Severe weather conditions and other natural or manmade disasters, including storms, floods, fires or earthquakes, epidemics or pandemics, conflicts or unrest, or terrorist attacks, may result in decreased revenues, as our customers reduce their shipments, or increased costs to operate our business, which could have a material adverse effect on our results of operations for a quarter or year. Any such event affecting one of our major facilities could result in a significant interruption in or disruption of our business.
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

Employee health and retiree health and pension benefit costs represent a significant expense to us; further cost increases could materially and adversely affect us.
Our expenses relating to employee health and retiree health and pension benefits are significant. In recent years, we have experienced significant increases in some of these costs, largely as a result of economic factors beyond our control, including, in particular, ongoing increases in healthcare costs well in excess of the rate of inflation and historically low discount rates that we use to value our benefit plan obligations. Continually increasing healthcare costs, volatility in investment returns and discount rates, as well as changes in laws, regulations and assumptions used to calculate retiree health and pension benefit expenses, may adversely affect our business, financial position, results of operations or require significant contributions to our benefit plans. Our national master agreement with the Teamsters includes provisions that are designed to mitigate certain of these healthcare expenses, but there can be no assurance that our efforts will be successful or that the failure or success of these efforts will not materially adversely affect our business, financial position, results of operations or liquidity.
We participate in a number of trustee-managed multiemployer pension and health and welfare plans for employees covered under collective bargaining agreements. As part of the overall collective bargaining process for wage and benefit levels, we have agreed to contribute certain amounts to the multiemployer benefit plans during the contract period. The multiemployer benefit plans set benefit levels and are responsible for benefit delivery to participants. Future contribution amounts to multiemployer benefit plans will be determined only through collective bargaining, and we have no additional legal or constructive obligation to increase contributions beyond the agreed-upon amounts. However, in future collective bargaining negotiations, we could agree to make significantly higher future contributions to improve the funded status of one or more of these plans. The funded status of these multiemployer plans is impacted by various factors, including investment performance, healthcare inflation, changes in demographics and changes in participant benefit levels. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on our financial condition, results of operations or liquidity could result from our participation in these plans.
In addition to our on-going multiemployer pension plan obligations, we may have additional exposure with respect to benefits earned in the Central States Pension Fund (the "CSPF"). UPS was a contributing employer to the CSPF until 2007 when we withdrew from the CSPF and fully funded our allocable share of unfunded vested benefits by paying a $6.1 billion withdrawal liability. Under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), UPS agreed to provide coordinating benefits in the UPS/IBT Full Time Employee Pension Plan (“UPS/IBT Plan”) for UPS participants whose last employer was UPS and who had not retired as of January 1, 2008 (“the UPS Transfer Group”) in the event that benefits are lawfully reduced by the CSPF in the future consistent with the terms of our withdrawal agreement with the CSPF. Under our withdrawal agreement with the CSPF, benefits to the UPS Transfer Group cannot be reduced without our consent and can only be reduced in accordance with applicable law.
In December 2014, Congress passed the Multiemployer Pension Reform Act (“MPRA”). This change in law for the first time permitted multiemployer pension plans to reduce benefit payments to retirees, subject to specific guidelines in the statute and government approval. In September 2015, the CSPF submitted a proposed pension benefit reduction plan to the U.S. Department of the Treasury (“Treasury”). In May 2016, Treasury rejected the proposed plan submitted by the CSPF. In the first quarter of 2018, Congress established a Joint Select Committee to develop a recommendation to improve the solvency of multiemployer plans and the Pension Benefit Guaranty Corporation (“PBGC”) before a November 30, 2018 deadline. While the Committee’s efforts failed to meet its deadline, the Committee made significant progress towards finding solutions that will address the long term solvency of multiemployer pension plans. UPS will continue to work with all stakeholders, including legislators and regulators, to implement an acceptable solution.
The CSPF has said that it believes a legislative solution to its funded status is necessary or that it will become insolvent in 2025, and we expect that the CSPF will continue to explore options to avoid insolvency. Numerous factors could affect the CSPF’s funded status and UPS’s potential obligation to pay coordinating benefits under the UPS/IBT Plan. Any obligation to pay coordinating benefits will be subject to a number of significant uncertainties, including whether the CSPF submits a revised MPRA filing and the terms thereof, or whether it otherwise seeks federal government assistance, as well as the terms of any applicable legislation, the extent to which benefits are paid by the PBGC and our ability to successfully defend legal positions we may take in the future under the MPRA, including the suspension ordering provisions, our withdrawal agreement and other applicable law.
We account for the potential obligation to pay coordinating benefits to the UPS Transfer Group under Accounting Standards Codification Topic 715- Compensation- Retirement Benefits (“ASC 715”), which requires us to provide a best estimate of various actuarial assumptions, including the eventual outcome of this matter, in measuring our pension benefit obligation at the December 31st measurement date. While we currently believe the most likely outcome to this matter and the broader systemic problems facing multiemployer pension plans is intervention by the federal government, ASC 715 does not permit anticipation of changes in law in making a best estimate of pension liabilities.

As such, our best estimate of the next most likely outcome at the measurement date is that the CSPF submits and implements another benefit reduction plan under the MPRA during 2019. We believe any MPRA filing would be designed to forestall insolvency by reducing benefits to participants other than the UPS Transfer Group to the maximum extent permitted, and then reducing benefits to the UPS Transfer Group by a lesser amount.
We have evaluated this outcome using a deterministic cash flow projection, reflecting updated estimated CSPF cash flows and investment earnings, the lack of legislative action and the absence of a MPRA filing by the CSPF in 2018. As a result, at the December 31, 2018 measurement date, the best estimate of our projected benefit obligation increased by $1.6 billion for coordinating benefits that may be required to be directly provided by the UPS/IBT Plan to the UPS Transfer Group.
The future value of this estimate will be influenced by the terms and timing of any MPRA filing, changes in our discount rate, rate of return on assets and other actuarial assumptions, presumed solvency of the PBGC, as well as potential solutions resulting from federal government intervention. Any such event may result in a decrease or an increase in the best estimate of our projected benefit obligation. If the uncertainties are not resolved, it is reasonably possible that our projected benefit obligation could increase by approximately $2.4 billion, resulting in a total obligation for coordinating benefits of approximately $4.0 billion as previously disclosed. If a future change in law occurs, it may be a significant event requiring an interim remeasurement of the UPS/IBT Plan at the date the law is enacted. We will continue to assess the impact of these uncertainties on our projected benefit obligation in accordance with ASC 715.
We may have additional tax liabilities.
We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the 2017 United States Tax Cuts and Jobs Act (the “Tax Act”) may require the collection of information not regularly produced within our company and the exercise of significant judgment in accounting for its provisions. Many aspects of the Tax Act remain unclear and may not be clarified for some time. In addition, many state jurisdictions continue to issue guidance on the state treatment of certain aspects of the Tax Act. As regulations and guidance evolve with respect to the Tax Act, our results may differ from previous estimates and may materially affect our tax rates and our financial position.
We regularly are under audit by tax authorities in different jurisdictions. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation in the jurisdictions where we are subject to taxation could be materially different from our historical income tax provisions and accruals. In addition, changes in U.S. federal and state or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, including the U.S., and changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions may materially adversely impact our tax expense and cash flows.
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
As part of our business strategy, we may acquire businesses and form joint ventures or strategic alliances. Whether we realize the anticipated benefits from these transactions depends, in part, upon the successful integration between the businesses involved, the performance of the underlying operations, capabilities or technologies and the management of the acquired operations. Accordingly, our financial results could be materially adversely affected by our failure to effectively integrate the acquired operations, unanticipated performance issues, transaction-related charges or charges for impairment of long-term assets that we acquire.

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
We own or lease over 1,000 package operating facilities in the U.S., with approximately 73 million square feet of floor space. The smaller of these facilities have vehicles and drivers stationed for the pick-up and delivery of packages, and capacity to sort and transfer packages. The larger of these facilities also service our vehicles and equipment, and employ specialized mechanical installations for the sorting and handling of packages. We own or lease approximately 800 facilities that support our international package operations, with approximately 22 million square feet of floor space.
In addition, we own or lease more than 500 facilities, with approximately 35 million square feet of floor space, that support our freight forwarding and logistics operations. We own and operate a logistics campus consisting of approximately 4 million square feet in Louisville, Kentucky.
We own or lease approximately 200 UPS Freight service centers with approximately 6 million square feet of floor space. The main offices of UPS Freight are located in Richmond, Virginia and consist of about 217,000 square feet of office space.
Our aircraft are operated in a hub and spoke pattern in the U.S., with our principal air hub, known as Worldport, located in Louisville, Kentucky. The Worldport facility consists of over 5 million square feet and includes high-speed conveyor and computer control systems.
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

Fleet
Aircraft
The following table shows information about our aircraft fleet as of December 31, 2018:

Description	Owned and Capital Leases	Short-term Leased or Chartered From Others	On Order	Under Option
Boeing 757-200	75	—	—	—
Boeing 767-200	—	2
Boeing 767-300	59	—	9	—
Boeing 767-300BCF	3	—	—	—
Airbus A300-600	52	—	—	—
Boeing MD-11	37	5	—	—
Boeing 747-400F	11	—	—	—
Boeing 747-400BCF	2	—	—	—
Boeing 747-8F	9	—	19	—
Other	—	309	—	—
Total	248	316	28	—
Vehicles
We operate a global ground fleet of approximately 123,000 package cars, vans, tractors and motorcycles. Our ground support fleet consists of 36,000 pieces of equipment designed specifically to support our aircraft fleet, ranging from non-powered container dollies and racks to powered aircraft main deck loaders and cargo tractors. We also have 47,000 containers used to transport cargo in our aircraft.

Item 3.	Legal Proceedings
See note 5 to the audited consolidated financial statements for a discussion of pension related matters and note 9 for a discussion of judicial proceedings and other matters arising from the conduct of our business activities.

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

As of February 8, 2019, there were 155,651 and 19,151 shareowners of record of class A and class B common stock, respectively.
Our practice has been to pay dividends on a quarterly basis. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors.
On February 15, 2019, our Board declared a dividend of $0.96 per share, which is payable on March 12, 2019 to shareowners of record on February 26, 2019. This represents a 5.5% increase from the previous $0.91 per share quarterly dividend paid in December 2018.
A summary of repurchases of our class A and class B common stock during the fourth quarter of 2018 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (as of month-end)
October 1—October 31	0.8	0.8	$116.96	$3,495
November 1—November 30	0.7	0.7	110.33	3,416
December 1—December 31	0.8	0.8	101.13	3,339
Total October 1—December 31	2.3	2.3	$109.41

(1)	Includes shares repurchased through our publicly announced share repurchase program and shares tendered to pay the exercise price and tax withholding on employee stock options.

In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion, which replaced an authorization previously announced in 2013. The share repurchase authorization has no expiration date. As of December 31, 2018, we had $3.339 billion of this share repurchase authorization remaining.
Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. We anticipate repurchasing approximately $1.0 billion of shares in 2019.

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
The following graph shows a five-year comparison of cumulative total shareowners’ returns for our class B common stock, the Standard & Poor’s 500 Index and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2013 in the Standard & Poor’s 500 Index, the Dow Jones Transportation Average and our class B common stock.

Comparison of Five-Year Cumulative Total Return

$170
$160
$150
$140
$130
$120
$110
$100
$90
2013
2014
2015
2016
2017
2018
UPS
S&P 500
Dow Jones Transports

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
United Parcel Service, Inc.	$100.00	$108.67	$101.61	$124.68	$133.59	$112.91
Standard & Poor’s 500 Index	$100.00	$113.68	$115.24	$129.02	$157.17	$150.27
Dow Jones Transportation Average	$100.00	$125.07	$104.11	$126.87	$151.00	$132.38

For information regarding our equity compensation plans, see Item 12 of this report.

Item 6.	Selected Financial Data
The following table sets forth selected financial data for each of the five years in the period ended December 31, 2018 (in millions, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the Items Affecting Comparability section, and other financial data appearing elsewhere in this report.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Income Statement Data
Revenue:
U.S. Domestic Package	$43,593	$40,761	$38,284	$36,744	$35,851
International Package	14,442	13,342	12,346	12,142	13,032
Supply Chain & Freight	13,826	12,482	10,980	10,300	10,295
Total Revenue	71,861	66,585	61,610	59,186	59,178
Operating Expenses:
Compensation and benefits	37,235	34,577	32,534	31,448	30,247
Other	27,602	24,479	21,388	20,495	22,161
Total Operating Expenses	64,837	59,056	53,922	51,943	52,408
Operating Profit:
U.S. Domestic Package	3,643	4,303	4,628	4,427	4,244
International Package	2,529	2,429	2,417	2,123	1,884
Supply Chain and Freight	852	797	643	693	642
Total Operating Profit	7,024	7,529	7,688	7,243	6,770
Other Income and (Expense):
Investment income (expense) and other	(400)	61	(2,186)	435	(1,776)
Interest expense	(605)	(453)	(381)	(341)	(353)
Income Before Income Taxes	6,019	7,137	5,121	7,337	4,641
Income Tax Expense	1,228	2,232	1,699	2,497	1,607
Net Income	$4,791	$4,905	$3,422	$4,840	$3,034
Per Share Amounts:
Basic Earnings Per Share	$5.53	$5.63	$3.88	$5.37	$3.31
Diluted Earnings Per Share	$5.51	$5.61	$3.86	$5.34	$3.28
Dividends Declared Per Share	$3.64	$3.32	$3.12	$2.92	$2.68
Weighted Average Shares Outstanding:
Basic	866	871	883	901	916
Diluted	870	875	887	906	924

	As of December 31,
	2018	2017	2016	2015	2014
Selected Balance Sheet Data:
Cash and marketable securities	$5,035	$4,069	$4,567	$4,726	$3,283
Total assets	50,016	45,574	40,545	38,497	35,634
Long-term debt	19,931	20,278	12,394	11,316	9,856
Shareowners’ equity	3,037	1,024	430	2,501	2,173
This table reflects the impact of the adoption of new accounting standards in 2018. Refer to note 1 to the audited consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
During 2018, we produced strong revenue growth across all three segments. We realized improvements in revenue per piece as pricing and growth initiatives drove an increase in yields in all of our major products.
We achieved solid operating profit growth in both our International Package and Supply Chain & Freight segments. Operating profit in our U.S. Domestic segment operation was negatively impacted primarily by planned costs related to our transformation strategy, higher pension expenses, one less operating day and the impact of bringing new facility and technology projects on-line. The benefits of our efficiency and growth initiatives in the U.S. will not be fully realized until future periods.
Consolidated revenue increased 7.9% to $71.861 billion, up from $66.585 billion in 2017. Operating profit for 2018 decreased 6.7% to $7.024 billion, which includes the impact of $360 million pre-tax transformation strategy costs.
Consolidated average daily package volume increased 3.2% in 2018. We reported 2018 net income of $4.791 billion and diluted earnings per share of $5.51, compared to 2017 net income of $4.905 billion and diluted earnings per share of $5.61. Adjusting for the after-tax impacts of transformation costs of $273 million and an increase in pension expense due to a mark-to-market loss recognized outside of the 10% corridor of $1.237 billion ($1.627 billion before tax), net income was $6.301 billion.
Our consolidated results are presented in the table below:

	Year Ended December 31,			% Change
	2018	2017	2016	2018/ 2017	2017/ 2016
Revenue (in millions)	$71,861	$66,585	$61,610	7.9%	8.1%
Operating Expenses (in millions)	64,837	59,056	53,922	9.8%	9.5%
Operating Profit (in millions)	$7,024	$7,529	$7,688	(6.7)%	(2.1)%
Operating Margin	9.8%	11.3%	12.5%
Average Daily Package Volume (in thousands)	20,677	20,030	19,083	3.2%	5.0%
Average Revenue Per Piece	$10.98	$10.53	$10.29	4.3%	2.3%
Net Income (in millions)	$4,791	$4,905	$3,422	(2.3)%	43.3%
Basic Earnings Per Share	$5.53	$5.63	$3.88	(1.8)%	45.1%
Diluted Earnings Per Share	$5.51	$5.61	$3.86	(1.8)%	45.3%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Items Affecting Comparability
The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments. We supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures, including, as applicable, "adjusted" compensation and benefits, operating expenses, operating profit, operating margin, other income (expense), pre-tax income, net income and earnings per share. These adjustments reflect the non-comparable items discussed below. We believe that these adjusted financial measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring results of operations because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results and provide a useful baseline for analyzing trends in our underlying businesses. Additionally, these adjusted financial measures are used internally by management for the determination of incentive compensation awards, business unit operating performance analysis and business unit resource allocation.
Non-GAAP financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Our non-GAAP financial information does not represent a comprehensive basis of accounting. Therefore, our non-GAAP financial information may not be comparable to similarly titled measures reported by other companies.
The year-over-year comparisons of our financial results are affected by the following items (in millions):

	Year Ended December 31,
Non-GAAP Adjustments	2018	2017	2016
Operating Expenses:
Transformation Strategy Costs	$360	$—	$—
Total Adjustments to Operating Expenses	360	—	—

Other Income and (Expense):		—	—
Defined Benefit Plans Mark-to-Market Charges	$1,627	$800	$2,651
Total Adjustments to Other Income and (Expense)	1,627	800	2,651

Total Adjustments to Income Before Income Taxes	1,987	800	2,651

Income Tax Benefit from the Mark-to-Market Charges	(390)	(193)	(978)
Income Tax Benefit from Transformation Strategy Costs	(87)	—	—
Income Tax Benefit from the Tax Cuts and Jobs Act and Other Non-U.S. Tax Law Changes	—	(258)	—
Total Adjustments to Income Tax Expense	$(477)	$(451)	$(978)

Total Adjustments to Net Income	$1,510	$349	$1,673

These items have been excluded from comparisons of "adjusted" Compensation and benefits, Operating Expenses, Operating Profit, Operating Margin, Other Income and (Expense), Income Tax Expense and effective tax rate in the discussion that follows. The income tax effects of the transformation strategy costs and the mark-to-market charges are calculated by multiplying the statutory tax rates applicable in each tax jurisdiction, including the U.S. federal jurisdiction and various U.S. state and non-U.S. jurisdictions, by the adjustments. The blended average of the applicable statutory tax rates in 2018, 2017 and 2016 were 24.0%, 24.1% and 36.9%, respectively. We believe this adjusted information provides useful comparison of year-to-year ongoing operating performance without considering the short-term impact of transformation strategy costs. We evaluate the performance of our businesses on an adjusted basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Impact of Changes in Foreign Currency Exchange Rates

We supplement the reporting of our revenue, revenue per piece, and operating profit, along with other income and expense, with similar non-GAAP measures that exclude the period-over-period impact of foreign currency exchange rate changes and hedging activities. We believe currency-neutral revenue, revenue per piece and operating profit information allows users of our financial statements to understand growth trends in our products and results. We evaluate the performance of our International Package and Supply Chain & Freight businesses on a currency-neutral basis.
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

Transformation Strategy Costs

Transformation strategy costs described in note 16 to the audited consolidated financial statements have been excluded from comparisons of "adjusted" Compensation and benefits, Other Operating Expenses, Operating Profit, Operating Margin, Income Tax Expense and effective tax rate. The pre-tax transformation strategy costs totaled $360 million ($273 million after-tax) in 2018, and reflects costs and other benefits of $262 million included within Compensation and benefits on the statements of consolidated income, and other costs of $98 million recorded to total other expenses. We believe this adjusted information provides useful comparison of year-to-year ongoing operating performance without considering the short-term impact of transformation strategy costs.

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

Defined Benefit Plans Mark-to-Market Charges
We recognize changes in the fair value of plan assets and net actuarial gains and losses in excess of a 10% corridor for our pension and postretirement defined benefit plans immediately as part of net periodic benefit cost other than service cost. We supplement the presentation of our Other Income and (Expense) with "adjusted" measures that exclude the impact of the portion of net periodic benefit cost other than service cost represented by the gains and losses recognized in excess of the 10% corridor and the related income tax effects.
This adjusted net periodic benefit cost ($615 million in 2018, $843 million in 2017 and $1.074 billion in 2016) utilizes the expected return on plan assets (7.68% in 2018 and 8.65% in 2017 and 2016). The non-adjusted net periodic benefit cost reflects the actual return on plan assets (-2.38% in 2018, 14.25% in 2017 and 6.06% in 2016) and the discount rate used to measure the projected benefit obligation at the December 31 measurement date (4.45% in 2018, 3.81% in 2017 and 4.34% in 2016). We believe excluding these mark-to-market charges from our adjusted results provides important supplemental information that reflects the anticipated long-term cost of our defined benefit plans and provides a benchmark for historical defined benefit cost trends that may provide a useful comparison of year-to-year financial performance without considering the short-term impact of changes in market interest rates, equity prices and similar factors.
We recognized pre-tax mark-to-market losses in "Other Income and (Expense)" of $1.627 billion, $800 million and $2.651 billion on our pension and postretirement defined benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor, for 2018, 2017 and 2016, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The table below indicates the amounts associated with each component of the pre-tax mark-to-market losses, as well as the weighted-average actuarial assumptions used to determine our net periodic benefit costs, for each year:

	Year Ended December 31,
Components of mark-to-market gain (loss) (in millions):	2018	2017	2016
Discount rates	$845	$(2,288)	$(1,953)
Return on assets	(1,057)	1,525	(732)
Demographic and assumption changes	(22)	(37)	34
Coordinating benefits attributable to the Central States Pension Fund	(1,393)	—	—
Total mark-to-market gain (loss)	$(1,627)	$(800)	$(2,651)

	Year Ended December 31,
Weighted-average actuarial assumptions used to determine net periodic benefit cost:	2018	2017	2016
Expected rate of return on plan assets	7.68%	8.65%	8.65%
Actual rate of return on plan assets	(2.38)%	14.25%	6.06%
Discount rate used for net periodic benefit cost	3.81%	4.34%	4.81%
Discount rate at measurement date	4.45%	3.81%	4.34%
The $1.627 billion, $800 million and $2.651 billion pre-tax mark-to-market losses for the years ended December 31, 2018, 2017 and 2016, respectively, were comprised of the following components:
2018 - $1.627 billion pre-tax mark-to-market loss:

•
Return on Assets ($1.057 billion pre-tax loss): In 2018, the actual (2.38)% rate of return on plan assets was lower than our expected rate of return of 7.68%, primarily due to weak global equity markets.

•
Coordinating benefits attributable to the Central States Pension Fund ($1.393 billion pre-tax loss): This represents our current best estimate of potential coordinating benefits that may be required to be paid related to the Central States Pension Fund.

•
Discount Rates ($845 million pre-tax gain): The weighted-average discount rate for our pension and postretirement medical plans increased from 3.81% at December 31, 2017 to 4.45% at December 31, 2018, primarily due to both an increase in U.S. treasury yields and an increase in credit spreads on AA-rated corporate bonds in 2018.

•
Demographic and Assumption Changes ($22 million pre-tax loss): This represents the difference between actual and estimated participant data and demographic factors, including items such as healthcare cost trends, compensation rate increases and rates of termination, retirement and mortality.

2017 - $800 million pre-tax mark-to-market loss:

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

2016 - $2.651 billion pre-tax mark-to-market loss:

•
Discount Rates ($1.953 billion pre-tax loss): The weighted-average discount rate for our pension and postretirement medical plans decreased from 4.81% at December 31, 2015 to 4.34% at December 31 2016, primarily due to a decrease in credit spreads on AA-rated corporate bonds in 2016.

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

Expense Allocations
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes in our expense allocation methodologies during 2018, 2017 or 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Year Ended December 31,			% Change
	2018	2017	2016	2018/ 2017	2017/ 2016
Average Daily Package Volume (in thousands):
Next Day Air	1,542	1,460	1,379	5.6%	5.9%
Deferred	1,432	1,400	1,350	2.3%	3.7%
Ground	14,498	14,060	13,508	3.1%	4.1%
Total Avg. Daily Package Volume	17,472	16,920	16,237	3.3%	4.2%
Average Revenue Per Piece:
Next Day Air	$19.53	$19.11	$19.20	2.2%	(0.5)%
Deferred	13.12	12.44	11.85	5.5%	5.0%
Ground	8.51	8.19	7.97	3.9%	2.8%
Total Avg. Revenue Per Piece	$9.86	$9.48	$9.25	4.0%	2.5%
Operating Days in Period	253	254	255
Revenue (in millions):
Next Day Air	$7,618	$7,088	$6,752	7.5%	5.0%
Deferred	4,752	4,422	4,080	7.5%	8.4%
Ground	31,223	29,251	27,452	6.7%	6.6%
Total Revenue	$43,593	$40,761	$38,284	6.9%	6.5%
Operating Expenses (in millions):
Operating Expenses	$39,950	$36,458	$33,656	9.6%	8.3%
Transformation Strategy Costs	(235)	—	—
Adjusted Operating Expenses	$39,715	$36,458	$33,656	8.9%	8.3%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$3,643	$4,303	$4,628	(15.3)%	(7.0)%
Adjusted Operating Profit	$3,878	$4,303	$4,628	(9.9)%	(7.0)%
Operating Margin	8.4%	10.6%	12.1%
Adjusted Operating Margin	8.9%	10.6%	12.1%
Revenue
The change in overall revenue was impacted by the following factors for the years ended December 31, 2018 and 2017, compared with the corresponding prior year periods:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
2018/ 2017	2.9%	2.5%	1.5%	6.9%
2017/ 2016	3.8%	1.8%	0.9%	6.5%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
2018 compared to 2017
Our overall volume increased across all products in 2018 despite one less operating day, largely due to continued growth in overall retail sales, of which e-commerce continues to represent a larger percentage of the total growth. Growth was focused within the retail, healthcare and manufacturing industries.
Business-to-consumer shipments, which represented more than 50% of total U.S. Domestic Package volume, grew 6.2% for the year and drove overall increases in both air and ground shipments. While business-to-business shipments were relatively flat in 2018 compared to 2017, volume grew 3% in the fourth quarter of 2018 compared to 2017.
Among our air products, volume increased in 2018 for our Next Day Air and Deferred services. Solid air volume growth continued for those products most aligned with business-to-consumer shipping, including our residential Next Day Air, Next Day Air Saver and Second Day package products, as consumers continue to demand faster and more economical delivery options. This growth was slightly offset by declines in residential Next Day Air letter, Next Day Air Saver letter and Second Day letter volume.
The increase in ground volume in 2018 was driven by growth in residential ground and SurePost volume, which benefited from continued e-commerce demand. Business-to-business ground shipments were relatively flat in 2018 compared to 2017, however they grew approximately 3% in the fourth quarter of 2018 compared to 2017.
2017 compared to 2016
Our overall volume increased across all products in 2017, largely due to continued growth in overall retail sales, of which e-commerce continues to represent a larger percentage of the total growth. Business-to-consumer shipments, which represented just over 50% of total U.S. Domestic Package volume, grew 9.4% for the year, which drove increases in both air and ground shipments. Business-to-business shipments decreased slightly in 2017 compared to 2016 largely due to declines in volume in professional services as a result of increased digitization, and high tech industries.
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
The increase in ground volume in 2017 was driven by growth in residential ground and SurePost volume, which benefited from continued e-commerce demand. Business-to-business shipments decreased slightly due to adverse weather conditions in third quarter 2017, however this decrease was partially offset by an increase in our return shipping services.
Rates and Product Mix
2018 compared to 2017
Overall revenue per piece increased 4.0% in 2018, and was impacted by changes in base rates, the implementation of new surcharges for oversized packages and other fees, customer and product mix and fuel surcharge rates.
Revenue per piece for ground and air products was positively impacted by a base rate increase on December 24, 2017. UPS Ground rates and UPS Air services rates increased an average net 4.9%. Effective June 4, 2018, we increased the surcharge for Over Maximum Limits, Oversize Pallet Handling, and added a shipping correction audit fee. Effective July 8, 2018, we implemented a U.S. Residential Large Package surcharge and an additional handling surcharge for packages exceeding 70 pounds. Additionally peak surcharges were in effect from October 1, 2018 through December 22, 2018 for U.S. Residential, Large Packages and packages Over Maximum Limits. The charge was designed to enable UPS to continue to offset some of the additional expenses incurred during significant volume surges. Additionally on December 5, 2018, we announced an average 4.9% base rate increase effective December 26, 2018 for UPS Ground and UPS Air services.
In the first quarter of 2017, we began our expanded Saturday ground operations to several metropolitan areas in the United States. As of December 31, 2018, Saturday service is available in approximately 6,100 cities and towns in the U.S. covering approximately 60% of the population.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue per piece for all products was positively impacted by higher fuel surcharge rates in 2018 due to escalating fuel prices and increases in rates.
Revenue per piece for our Next Day Air services increased in 2018 compared with 2017. The increase in Next Day Air revenue per piece was primarily due to an increase in base rates driven by pricing initiatives and an increase in average billable weight per piece which more than offset an unfavorable shift in product mix.
Revenue per piece for our Deferred air services increased in 2018 compared with 2017 due to an increase in base rate pricing driven by pricing initiatives and average billable weight per piece offset slightly by an unfavorable shift in product mix.
Ground revenue per piece increased in 2018 compared with 2017, primarily due to base rate increases driven by our pricing initiatives. These factors were partially offset by changes in product mix, as we experienced faster volume growth in our SurePost product.
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
In the first quarter of 2017, we began our expanded Saturday ground operations to several metropolitan areas in the United States. As of December 2017, Saturday service was available in approximately 4,700 cities and towns in the U.S. covering approximately 50% of the population. A Saturday pickup stop charge went into effect on May 1, 2017 and varies depending on the pickup service selected.
Revenue per piece for all products was positively impacted by higher fuel surcharge rates for 2017.
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

	Year Ended December 31,			% Point Change
	2018	2017	2016	2018/ 2017	2017/ 2016
Next Day Air / Deferred	7.7%	5.1%	3.6%	2.6%	1.5%
Ground	7.0%	5.6%	4.9%	1.4%	0.7%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Effective February 6, 2017, the U.S. fuel surcharge rates are reset weekly instead of monthly. In addition, the price indices have moved from a two month to a two week lag in order to more closely align fuel surcharge revenues with fuel expenses. In June and October 2018, ground fuel surcharge rates were raised by 0.50% and 0.25%, respectively, for all thresholds. In October 2018, Domestic air fuel surcharge rates were increased by 0.25% for all thresholds.
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered.
Total domestic fuel surcharge revenue increased by $632 million in 2018 as a result of higher fuel surcharge rates caused by an increase in jet and diesel fuel prices, as well as an overall increase in package volume which drove increased delivery miles driven and aircraft block hours.
Operating Expenses
2018 compared to 2017
Operating expenses for the segment increased $3.492 billion in 2018 compared with 2017, which included $235 million of transformation strategy costs. Excluding the impact of transformation strategy costs, operating expenses for the segment increased $3.257 billion in 2018, primarily due to pickup and delivery costs (up $1.305 billion), the costs of operating our domestic integrated air and ground network (up $1.649 billion) and the costs of package sorting (up $639 million), offset by a reduction in indirect operating costs (down $336 million) for the year. These expenses were primarily due to higher volume, increased employee compensation costs, higher pension expense, higher fuel prices, a 6.2% increase in average daily block hours and expansion of our technology-enabled network.
The growth in pickup and delivery and network costs was impacted by several factors:

•
We incurred higher employee compensation and benefit costs largely resulting from volume growth, which impacted an increase in average daily union labor hours (up 5.2%), scheduled union pay rate and benefit increases and growth in the overall size of the workforce due to facility expansions. Labor hour increases were also related to the continued expansion in Saturday operations. In addition, pension expense increased due to lower year-end discount rates used to measure the pension benefit obligation, driving higher service costs.

•
We incurred higher fuel expense in 2018 primarily due to higher fuel prices and increased volume which resulted in higher fuel usage (increase in aircraft block hours of 6.2% and package delivery miles driven of 4.4%), partially offset by alternative fuel tax credits. The manner in which we purchase fuel also influences the net impact of fuel on our results. The majority of our contracts for fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for fuel. Because of this, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term.

•	We incurred higher costs associated with outside contract carriers, primarily due to volume growth (including SurePost), higher fuel surcharges passed to us by carriers and general rate increases.

•
In order to contain costs, we continually adjust our air and ground networks to better match higher volume levels. In addition, we continue to deploy and utilize technology to increase package sorting and delivery productivity.

Total cost per piece increased 6.6% in 2018 compared with 2017, which includes transformation strategy costs of $235 million. The cost per piece increase was primarily impacted by the cost increases described previously. The increased expenses in 2018 were also driven by costs related to the improvement of our smart global logistics network, including additional aircraft leases to improve our air service reliability; costs related to the implementation of Saturday operations in additional markets, depreciation costs due to new facilities placed in service and higher pension expense. Costs were also negatively impacted by rising fuel prices offset by net changes in depreciation, primarily driven by changes in the useful lives of vehicles, plant equipment and building improvements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

2017 compared to 2016
Operating expenses for the period increased $2.802 billion in 2017, primarily due to pickup and delivery costs (up $1.312 billion), the cost of operating our domestic integrated air and ground network (up $810 million), the costs of package sorting (up $746 million), offset by a reduction in indirect operating costs (down $66 million). These increases were driven primarily by overall volume growth in 2017. Adjusted operating expenses were impacted by several factors:

•
We incurred higher employee compensation, largely resulting from volume growth, an increase in average daily union labor hours (up 6.5%), growth in the overall size of the workforce and an increase in wage rates.

•	Employee benefit costs increased, largely due to increased employee healthcare, partially offset by a decrease in pension expense and workers' compensation expense.

•
We incurred higher fuel expense in 2017 primarily due to higher fuel prices and increased volume, which resulted in higher fuel usage (increase in aircraft block hours of 7.0% and package delivery miles driven of 4.1%).

•	We incurred higher costs associated with outside contract carriers, primarily due to volume growth (including SurePost), higher fuel surcharges passed to us by carriers and general rate increases.
Total cost per piece increased 4.3% in 2017 compared to 2016 and was primarily impacted by the cost increases described previously. The increased expenses in 2017 were also driven by capacity constraints due to volume surges in the fourth quarter of 2017, start-up costs of several investments underway to further expand and modernize our air and ground networks, and the costs of implementing Saturday operations. Costs were further impacted by rising fuel prices.

Operating Profit and Margin
2018 compared to 2017
Operating profit was negatively impacted primarily by planned costs related to our transformation strategy, higher pension expenses, one less operating day and the impact of bringing new facility and technology projects on-line. Operating profit decreased $660 million in 2018 compared with 2017 with operating margins decreasing 220 basis points to 8.4%. Excluding the impact of transformation strategy costs, operating profit decreased $425 million in 2018 compared to 2017 with operating margins decreasing 170 basis points. While benefits from fuel (fuel surcharge revenue increased at a faster pace than expense) and lower net depreciation expense had a positive impact on operating profit, higher purchased transportation costs due to volume growth, one less operating day and an increase in pension costs driven by lower discount rates weighed on profits. Additionally, operating profit was negatively impacted by costs related to continued investments in our smart global logistics network, including implementation of Saturday operations in additional markets. The benefits of these projects will not be fully realized until future periods.
2017 compared to 2016
Operating profit decreased $325 million in 2017 compared with 2016. Operating margin decreased 150 basis points to 10.6%. Operating profit was negatively impacted by an increase in continued investments in new buildings and new strategic investments, including deployment of Saturday operations. There was an adverse impact from higher purchased transportation costs due to volume surges in the fourth quarter of 2017 and from fuel as expense increased at a faster pace than fuel surcharge revenue.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Year Ended December 31,			% Change
	2018	2017	2016	2018/ 2017	2017/ 2016
Average Daily Package Volume (in thousands):
Domestic	1,723	1,715	1,635	0.5%	4.9%
Export	1,482	1,395	1,211	6.2%	15.2%
Total Avg. Daily Package Volume	3,205	3,110	2,846	3.1%	9.3%
Average Revenue Per Piece:
Domestic	$6.59	$6.07	$5.85	8.6%	3.8%
Export	29.27	28.70	30.34	2.0%	(5.4)%
Total Avg. Revenue Per Piece	$17.08	$16.22	$16.27	5.3%	(0.3)%
Operating Days in Period	253	254	255
Revenue (in millions):
Domestic	$2,874	$2,646	$2,441	8.6%	8.4%
Export	10,973	10,170	9,369	7.9%	8.5%
Cargo & Other	595	526	536	13.1%	(1.9)%
Total Revenue	$14,442	$13,342	$12,346	8.2%	8.1%
Operating Expenses (in millions):
Operating Expenses	$11,913	$10,913	$9,929	9.2%	9.9%
Transformation Strategy Costs	(76)	—	—
Adjusted Operating Expenses	$11,837	$10,913	$9,929	8.5%	9.9%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$2,529	$2,429	$2,417	4.1%	0.5%
Adjusted Operating Profit	$2,605	$2,429	$2,417	7.2%	0.5%
Operating Margin	17.5%	18.2%	19.6%
Adjusted Operating Margin	18.0%	18.2%	19.6%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue				$147	$(325)
Operating Expenses				(157)	(50)
Operating Profit				$(10)	$(375)

*	Net of currency hedging; amount represents the change compared to the prior year.

Revenue
The change in overall revenue was impacted by the following factors for the years ended December 31, 2018 and 2017, compared with the corresponding prior year periods:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
2018/ 2017	2.6%	1.8%	2.7%	1.1%	8.2%
2017/ 2016	8.8%	(0.7)%	2.6%	(2.6)%	8.1%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
2018 compared to 2017
Our overall average daily volume increased in 2018 largely due to strong demand from several sectors including retail, industrial manufacturing, high-tech and healthcare. Business-to-consumer shipments remained relatively flat for the year.
We continued to experience export volume growth in 2018. The growth was mainly driven by our European, U.S. and Asian operations, which experienced increases in volume on almost all major trade lanes. European export volume showed growth in the Europe-to-U.S. and intra-Europe trade lanes. Export volume into the U.S. grew in most major trade lanes, led by Europe and the Americas. Asia export volume growth was the most significant in the Asia-to- Americas and intra-Asia trade lanes. Export volume growth was strong across most major products, with a continued shift towards our premium express products, such as Worldwide Express and Transborder Express services.
Domestic volume increased slightly, primarily due to growth in Mexico, Canada and Netherlands, while domestic products in the Euro zone declined slightly.
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
The increase in domestic volume in 2017 was primarily due to growth in Turkey, Germany, France, Italy and U.K.
Rates and Product Mix
2018 compared to 2017
Total average revenue per piece increased 5.3% in 2018, impacted by a 110 basis point increase from currency. Additionally, total revenue per piece was impacted by an increase in fuel surcharge revenue, as well as a shift in product mix, as the growth in higher yielding premium products continued to exceed overall growth.
On December 24, 2017, we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market. On October 15, 2018, we implemented a 0.50% increase in International Air-Import fuel surcharge. Additionally, on December 5, 2018, we announced an average 4.9% net increase in base and accessorial rates for international shipping originating in the United States, which became effective on December 26, 2018.
Export revenue per piece increased 2.0% in 2018, impacted by a 60 basis point increase from currency, shift in product mix and higher fuel surcharge revenue.
Domestic revenue per piece increased 8.6% in 2018, impacted by a 320 basis point increase from currency and higher fuel surcharges.
2017 compared to 2016
Total average revenue per piece decreased 0.3% in 2017, impacted by a 250 basis point reduction from currency and a shift in product mix. These factors were partially offset by an increase in fuel surcharge rates as well as an increase in base rates.

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
Export revenue per piece decreased 5.4% in 2017, impacted by a 320 basis point reduction from currency and product mix. This was partially offset by an increase in fuel surcharges, an increase in base rates and strong volume growth in premium products.
Domestic revenue per piece increased 3.8% in 2017, impacted by a 50 basis point increase from currency, increases in base rates and higher fuel surcharges.
Fuel Surcharges
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment takes place.
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered.
Total international fuel surcharge revenue increased by $382 million in 2018, primarily due to volume increases and higher fuel prices. Total international fuel surcharge revenue increased by $325 million in 2017, primarily due to volume increase, higher fuel prices and pricing changes made to base freight rates and to the fuel surcharge indices from a two month lag to a two week lag.
Operating Expenses
2018 compared to 2017
Overall operating expenses increased by $1.0 billion, which included a $76 million increase from transformation strategy costs. Excluding the impact of the transformation strategy costs, adjusted operating expenses for the segment increased $924 million in 2018 primarily due to increased volumes, currency fluctuations and higher fuel costs driven by increased usage and higher prices.
In addition to variability in usage and fuel prices, the manner in which we purchase fuel also influences the net impact of fuel on our results. The majority of our contracts for fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for fuel. Because of this, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can affect our earnings either positively or negatively in the short-term.
Operating expenses were impacted by changes in the cost of operating our international integrated air and ground network, which increased $546 million, as well as pickup and delivery costs, which increased $287 million. The increase in network costs was largely driven by volume growth in the majority of our products and higher fuel costs due to increased prices and usage. Additionally, the increase in pickup and delivery costs is due to increased volume. Operating expenses were also impacted by a $91 million increase in indirect overhead and package sorting costs and other costs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

2017 compared to 2016
Overall operating expenses increased by $984 million, primarily due to increased volumes, higher fuel usage and currency fluctuations.
Operating expenses were impacted by changes in the cost of operating our international integrated air and ground network, which increased $424 million, as well as pickup and delivery costs, which increased $287 million. The increase in network costs was largely driven by volume growth in our Express products, which drove a 3.0% increase in aircraft block hours and higher fuel usage. Additionally, the increase in pickup and delivery costs is due to increased volume. Operating expenses were also impacted in 2017 by a $273 million increase in indirect overhead and package sorting costs and other costs.
Operating Profit and Margin
2018 compared to 2017
Operating profit increased $100 million (4.1%) in 2018 compared with 2017, including $76 million in transformation strategy costs. Operating margin decreased 70 basis points to 17.5%. Adjusted operating profit without transformation strategy costs increased by $176 million (7.2%) in 2018, while the adjusted operating margin decreased 20 basis points to 18.0%. Included in adjusted operating profit is a $10 million decrease due to currency. Currency adjusted margin was 18.3% up from 18.2% in the prior year.
2017 compared to 2016
Operating profit increased $12 million in 2017 compared with 2016. Operating margin increased 140 basis points to 18.2%. Operating margin was affected by negative currency exchange movements due to volatility of both hedged and unhedged currencies. Included in adjusted operating profit is a $375 million decrease due to currency.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Year Ended December 31,			% Change
	2018	2017	2016	2018/ 2017	2017/ 2016
Freight LTL Statistics:
Revenue (in millions)	$2,706	$2,598	$2,385	4.2%	8.9%
Revenue Per Hundredweight	$25.52	$24.08	$23.44	6.0%	2.7%
Shipments (in thousands)	9,720	10,210	9,961	(4.8)%	2.5%
Shipments Per Day (in thousands)	38.4	40.5	39.4	(5.2)%	2.8%
Gross Weight Hauled (in millions of lbs)	10,605	10,788	10,174	(1.7)%	6.0%
Weight Per Shipment (in lbs)	1,091	1,057	1,021	3.2%	3.5%
Operating Days in Period	253	252	253
Revenue (in millions):
Forwarding	6,580	5,674	4,873	16.0%	16.4%
Logistics	3,234	3,017	2,644	7.2%	14.1%
Freight	3,218	3,000	2,737	7.3%	9.6%
Other	794	791	726	0.4%	9.0%
Total Revenue	$13,826	$12,482	$10,980	10.8%	13.7%
Operating Expenses (in millions):
Operating Expenses	$12,974	$11,685	$10,337	11.0%	13.0%
Transformation Strategy Costs	(49)	—	—
Adjusted Operating Expenses	$12,925	$11,685	$10,337	10.6%	13.0%
Operating Profit (in millions) and Operating Margins:
Operating Profit	$852	$797	$643	6.9%	24.0%
Adjusted Operating Profit	$901	$797	$643	13.0%	24.0%
Operating Margin	6.2%	6.4%	5.9%
Adjusted Operating Margin	6.5%	6.4%	5.9%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue				$39	$10
Operating Expenses				(44)	(12)
Operating Profit				$(5)	$(2)

*	Amount represents the change compared to the prior year.
In December 2016, we acquired Marken, a global provider of supply chain solutions to the life sciences industry and leader in clinical trials, material storage and distribution. Marken's financial results are included in the above table within the Logistics unit from the date of the acquisition and have impacted the year-over-year comparability of revenue, operating expenses and operating profit for the years ended December 31, 2017 and 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
2018 compared to 2017
Total revenue for the Supply Chain & Freight segment increased $1.344 billion in 2018 compared to 2017.
Forwarding revenue increased $906 million in 2018 compared with 2017, primarily due to increased truckload brokerage volume as well as tonnage increases in our international air freight and ocean freight forwarding businesses. Sell price improvements in our international air freight forwarding business also contributed to the increase in revenue. Revenue in our truckload brokerage business was driven by robust demand and tight capacity.
Logistics revenue increased by $217 million in 2018 compared with 2017, as we experienced growth in the healthcare, aerospace, retail and manufacturing sectors.
UPS Freight revenue increased $218 million in 2018 compared with 2017, despite fourth-quarter volume declines as a result of the contract ratification process wherein we took actions to clear our LTL network. Revenue was driven by increases in average weight per shipment from improved customer mix due to middle market growth. LTL revenue per hundredweight increased 6.0% as LTL base rate increases for certain shipments in the U.S., Canada and Mexico, averaging 5.9%, took effect March 26, 2018. Fuel surcharge revenue also increased $75 million due to changes in diesel fuel prices.
2017 compared to 2016
Total revenue for the Supply Chain & Freight segment increased $1.502 billion in 2017 compared to 2016.
Forwarding revenue increased $801 million in 2017 compared with 2016, primarily due to increased truckload brokerage volume movement and tonnage increases in our international air freight and North American air freight forwarding businesses. The volume and tonnage increases were driven by improving overall market demand.
Logistics revenue increased $373 million in 2017 due to growth in mail services, healthcare, retail and aerospace solutions, offset by declines among our high tech customers. Additionally, the Marken acquisition on December 21, 2016 contributed to the increase in revenue. Revenue was positively impacted by currency exchange rate movements.
UPS Freight revenue increased $263 million in 2017 compared to 2016, driven by increases in shipments and weight per shipment. These increases were impacted by an overall improvement in market demand and customer mix. LTL revenue per hundredweight increased slightly as LTL base rate increases, averaging 4.9%, took effect September 19, 2016. Additionally, effective June 26, 2017, LTL base rates increased by an additional 4.9% for certain shipments in the U.S., Canada and Mexico. Fuel surcharge revenue also increased $70 million due to changes in overall LTL shipment volume and diesel fuel prices.
Revenue for the other businesses within Supply Chain & Freight increased $65 million in 2017 due to revenue growth at UPS Capital and UPS Customer Solutions, as well as service contracts with the U.S. Postal Service.
Operating Expenses
2018 compared to 2017
Total operating expenses for the Supply Chain & Freight segment increased $1.289 billion in 2018 compared to 2017, which includes $49 million of costs related to our transformation strategy.
Forwarding operating expenses increased $845 million in 2018 compared with 2017, largely due to increased purchased transportation expenses, transformation strategy costs, and a $20 million favorable legal settlement in 2017. Excluding $16 million in costs related to our transformation strategy, Forwarding operating expenses increased $829 million. Purchased transportation expense increased $720 million compared to 2017 primarily due to increased truckload brokerage volume and higher tonnage in our international air freight forwarding business as well as the resulting costs passed to us from outside contract carriers.
Logistics operating expenses increased $205 million in 2018 compared with 2017. Excluding $22 million in costs related to our transformation strategy, Logistics operating expenses increased $183 million. The increases were driven by costs associated with retail facility expansions, increased rates for mail services and strategic information technology investments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

UPS Freight operating expenses increased $258 million in 2018 compared with 2017. Excluding $6 million in costs related to our transformation strategy, UPS Freight operating expenses increased $252 million. Total cost per LTL shipment increased 11.4% in 2018 compared to 2017. The operating expenses increased largely due to costs associated with operating our linehaul network ($85 million) and increases in pickup and delivery costs ($60 million). The linehaul network and pickup and delivery costs were driven by higher fuel prices and expense for outside transportation carriers, including fuel surcharges passed on to us by these outside carriers.
2017 compared to 2016
Total operating expenses for the Supply Chain & Freight segment increased $1.348 billion in 2017 compared to 2016.
Forwarding operating expenses increased $752 million, largely due to increased purchased transportation expenses. This was offset by operating efficiencies and the receipt of a $20 million favorable legal settlement in the second quarter of 2017. Purchased transportation expense increased by $770 million compared to 2016 due to increased truckload brokerage movements and the resulting increased fuel surcharges passed to us from outside transportation providers. Increased tonnage and third-party air carrier procurement rates in our North American and international air freight forwarding businesses, also contributed to increased purchased transportation expenses.
Logistics operating expenses increased $308 million in 2017, primarily due to the acquisition of Marken in 2016 and increased purchased transportation costs driven by increased volume and rates for mail services.
UPS Freight operating expenses increased $256 million in 2017 compared with 2016. The increase in operating expense was largely due to costs associated with operating our linehaul network ($126 million) and increases in pickup and delivery costs ($99 million). The network costs and pickup and delivery expenses were driven by higher fuel cost and higher expense for outside transportation carriers, largely due to LTL volume growth and fuel surcharges passed to us by outside carriers. Total cost per LTL shipment increased 5.7% in 2017 compared to 2016. Operating expenses related to our casualty self-insurance reserves also increased in 2017 compared with 2016.
Other expenses for the other businesses within Supply Chain & Freight increased $32 million in 2017 compared with 2016 primarily due to UPS Capital, UPS Customer Solutions and service contracts with the U.S. Postal Service, slightly offset by decreases in The UPS Store.
Operating Profit and Margin
2018 compared to 2017
Total operating profit for the Supply Chain & Freight segment increased $55 million in 2018 compared to 2017, which includes a $49 million impact related to transformation strategy costs. Excluding transformation strategy costs, operating profit increased $104 million. Operating margin decreased 20 basis points to 6.2%, while the adjusted operating margin increased 10 basis points to 6.5%.
Operating profit for the Forwarding unit increased $61 million in 2018 compared with 2017. Excluding the $16 million impact related to transformation strategy costs, operating profit increased $77 million. Operating profit and margins increased mainly due to tonnage increases in our international air freight and ocean freight forwarding business as well as pricing improvements. Additionally, our truckload brokerage business grew due to robust demand and tight capacity.
Operating profit for the Logistics unit increased $12 million in 2018 compared with 2017. Excluding the $22 million impact related to transformation strategy costs, operating profit increased $34 million. Operating profit and margins increased due to higher demand in the healthcare, aerospace, retail and manufacturing sectors.
UPS Freight operating profit decreased $40 million in 2018 compared with 2017. Excluding the $6 million impact related to transformation strategy costs, operating profit decreased $34 million. Operating profit and margins decreased as volume declined due to labor uncertainties around the Teamsters contract ratification, partially offsetting the increased LTL revenue per hundredweight realized during the year. Actions to clear our LTL network as a result of the contract ratification process reduced operating profit by approximately $60 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The combined operating profit for all of our other businesses within Supply Chain & Freight increased $22 million in 2018, primarily due to higher operating profit at UPS Capital, UPS Customer Solutions and The UPS Store, as well as service contracts with the U.S. Postal Service. Excluding the $5 million impact related to transformation strategy costs, operating profit increased $27 million.
2017 compared to 2016
Total operating profit for the Supply Chain & Freight segment increased $154 million in 2017 compared with 2016.
Operating profit for the Forwarding unit increased $49 million in 2017 compared with 2016. Operating profit and margins for the North American air freight business increased in 2017 due to an increase in volume, slightly offset by higher transportation expenses. Operating profit and margins in our international air freight forwarding business increased due to volume increases and higher revenue per kilo, slightly offset by higher rates at which we procure capacity from third-party air carriers.
Operating profit for the Logistics unit increased $65 million in 2017 compared to 2016 due to strong performance in the U.S. as well as within our mail services. Additionally, the Marken acquisition in 2016 contributed to the increase in operating profit.
UPS Freight operating profit increased $7 million in 2017 compared with 2016, as increased volume and prices were partially offset by increased purchased transportation costs.
The combined operating profit for all of our other businesses in this segment increased $33 million in 2017, primarily due to higher operating profit at UPS Capital, UPS Customer Solutions and The UPS Store, as well as service contracts with the U.S. Postal Service.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Year Ended December 31,			% Change
	2018	2017	2016	2018/ 2017	2017/ 2016
Operating Expenses (in millions):
Compensation and Benefits:	$37,235	$34,577	$32,534	7.7%	6.3%
Transformation Strategy Costs	(262)	—	—
Adjusted Compensation and Benefits	36,973	34,577	32,534	6.9%	6.3%

Repairs and Maintenance	1,732	1,601	1,542	8.2%	3.8%
Depreciation and Amortization	2,207	2,282	2,224	(3.3)%	2.6%
Purchased Transportation	13,409	11,696	9,848	14.6%	18.8%
Fuel	3,427	2,690	2,118	27.4%	27.0%
Other Occupancy	1,362	1,155	1,037	17.9%	11.4%
Other Expenses	5,465	5,055	4,619	8.1%	9.4%
Total Other Expenses	27,602	24,479	21,388	12.8%	14.5%
Other Transformation Strategy Costs	(98)	—	—
Adjusted Total Other Expenses	$27,504	$24,479	$21,388	12.4%	14.5%

Total Operating Expenses	$64,837	$59,056	$53,922	9.8%	9.5%
Adjusted Total Operating Expenses	$64,477	$59,056	$53,922	9.2%	9.5%

Currency Translation Cost / (Benefit)*				$201	$62

*	Amount represents the change compared to the prior year.
Compensation and Benefits
2018 compared to 2017
Total compensation and benefits increased $2.658 billion in 2018 compared to 2017. Excluding the impact of transformation strategy costs of $262 million discussed in note 16 to the audited consolidated financial statements, adjusted compensation and benefits expense increased $2.396 billion in 2018.
Employee payroll costs increased $1.459 billion in 2018 compared with 2017, largely due to higher U.S. domestic hourly and management compensation costs. Total compensation costs increased 6.9%, while consolidated average daily volume growth was 3.2%. U.S. domestic compensation costs for hourly employees increased largely due to higher volume growth, contractual union wage increases, headcount increases, wage rate adjustments for part time workers and a 5.2% increase in average daily union labor hours. Compensation costs for management employees increased primarily due to merit salary increases and growth in the overall size of the workforce.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Benefits expense increased $1.199 billion in 2018 compared to 2017. Excluding the impact of transformation strategy costs of $262 million, benefits costs increased $937 million in 2018 compared to 2017, primarily due to the following factors:

•
Health and welfare costs increased $341 million in 2018 compared to 2017, largely due to increased contributions to multiemployer plans resulting from contractual contribution rate increases and an overall increase in the size of the workforce.

•
Pension and retirement benefits expense increased $312 million in 2018 compared to 2017 primarily due to increased expense in UPS sponsored pension plans due to lower discount rates and additional expenses related to multiemployer plan contributions, which were impacted by contractual contribution rate increases and an overall increase in the size of the workforce. These increases were partially offset by lower Pension Benefit Guaranty Corporation premiums due to prior voluntary pension contributions, as well as the amendment of the UPS Retirement Plan in the prior year.

•	Vacation, holiday, excused absence, payroll tax and other expenses increased $244 million in 2018 due to salary increases and growth in the overall size of the workforce.

•	Workers' compensation expense increased $40 million in 2018 compared to 2017 as we experienced less favorable actuarial adjustments.
2017 compared to 2016
Total compensation and benefits increased $2.043 billion in 2017 compared to 2016.
Employee payroll costs increased $1.273 billion in 2017 compared with 2016, largely due to higher U.S. domestic hourly and management compensation costs. Total compensation costs increased 6.4%, while consolidated average daily volume growth was 5.0%. U.S. domestic compensation costs for hourly employees increased largely due to fourth quarter 2017 seasonal staffing increases resulting from 5.4% volume growth, contractual union wage increases, headcount increases, wage rate adjustments for part time workers and a 6.5% increase in average daily union labor hours. Compensation costs for management employees increased primarily due to merit salary increases and growth in the overall size of the workforce.
Benefits expense increased $770 million in 2017 compared to 2016, primarily due to the following factors:

•
Pension costs increased $342 million in 2017 compared to 2016, primarily due to increased expense in UPS sponsored pension plans due to lower discount rates and additional expenses related to multiemployer plan contributions, which were impacted by contractual contribution rate increases and an overall increase in the size of the workforce.

•
Health and welfare costs increased $240 million in 2017, largely due to increased contributions to multiemployer plans resulting from contractual contribution rate increases and an overall increase in the size of the workforce.

•	Vacation, holiday, excused absence, payroll tax and other expenses increased $251 million in 2017 due to salary increases and growth in the overall size of the workforce.

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

Repairs and Maintenance
2018 compared to 2017
The $131 million increase in repairs and maintenance expense in 2018 was primarily due to maintenance of our transportation equipment and aircraft and routine repairs to buildings and facilities. Building expansions and additions throughout 2018 also contributed to increases in expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

2017 compared to 2016
The $59 million increase in repairs and maintenance expense in 2017 was primarily due to repairs and maintenance of our transportation equipment resulting from growth in the size of our vehicle fleet and routine repairs to buildings and facilities.

Depreciation and Amortization
2018 compared to 2017
We evaluate the useful lives of all our property, plant and equipment based on our usage, maintenance and replacement policies, and taking into account physical and economic factors that may affect the useful lives of the assets. Refer to note 1 in our consolidated financial statements for further description of our policy.
Total depreciation and amortization expense decreased $75 million in 2018 compared with 2017. The principal components of this change included:

•
An increase in expense of $257 million arising from capital investments in several large facilities and other new projects coming into service. This had the effect of decreasing net income by $205 million or $0.24 per share on a basic and diluted basis in 2018; and

•
A decrease in expense of $286 million resulting from prospective revisions to our estimates of useful lives for building improvements, vehicles and plant equipment as part of our ongoing investment in transformation. This had the effect of increasing net income by $228 million or $0.26 per share on a basic and diluted basis.

Combining the impact of the revisions to the estimated useful lives with the impact of the increased capital investments noted above resulted in a net decrease of $29 million to depreciation expense and an increase to net income of $23 million or $0.03 per share on both a basic and diluted basis in 2018.
The changes to the estimated useful lives described above are expected to decrease 2019 depreciation and amortization expense by approximately $335 million as compared to 2018. However, this will be largely offset by approximately $330 million of additional depreciation expense related to the addition of numerous facility automation and capacity expansion projects, which are part of our multi-year transformation strategy.
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
Purchased Transportation
2018 compared to 2017
The $1.713 billion increase in purchased transportation expense charged to us by third-party air, rail, ocean and truck carriers in 2018 compared with 2017 was primarily driven by the following factors:

•
Expense for our Forwarding and Logistics business increased $824 million in 2018, primarily due to increased truckload brokerage freight loads per day; increased tonnage in our international air freight forwarding business, and increased volume and rates for mail services. Additionally, expenses increased due to additional fuel surcharges passed onto us from outside contract carriers.

•	U.S. Domestic Package expense increased $326 million in 2018, primarily due to increased volume, general rate increases and higher fuel surcharges passed to us from outside contract carriers.

•
International Package expense increased $180 million in 2018, primarily due to the increased usage of third-party carriers to handle higher transborder volume and an unfavorable impact from currency exchange rate movements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•
UPS Freight expense increased $153 million in 2018, due to an increase in our ground freight pricing product, LTL tonnage and higher fuel surcharges passed to us from outside transportation providers, partially offset by declines in our LTL shipments due to fourth quarter labor uncertainties around the Teamsters contract ratification.

•
We incurred additional purchased transportation expense of $230 million in 2018 compared to 2017, which was primarily due to leasing additional aircraft to handle increases in air volume and higher jet fuel surcharges associated with aircraft charters.

2017 compared to 2016
The $1.848 billion increase in purchased transportation expense charged to us by third-party air, rail, ocean and truck carriers in 2017 compared with 2016 was primarily driven by the following factors:

•
Expense for our Forwarding and Logistics business increased $937 million in 2017, primarily due to increased truckload brokerage freight loads per day and the resulting increased fuel surcharges passed to us from outside transportation providers; increased volume and rates for mail services; and increased tonnage in our North American and international air freight forwarding businesses. Additionally, purchased transportation expense increased due to the acquisition of Marken in December 2016.

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

Fuel
2018 compared to 2017
Fuel expense increased $737 million in 2018 as compared to 2017. The increase in fuel expense in 2018 was primarily due to higher jet fuel, diesel and unleaded gasoline prices and higher consumption due to higher total aircraft block hours and increased Domestic Package delivery miles driven as a result of overall higher volume. These increases were partially offset by the benefit of alternative fuel costs.
The manner in which we purchase fuel also influences the net impact of fuel on our results. The majority of our contracts for fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for fuel. Because of this, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term.
2017 compared to 2016
The $572 million increase in fuel expense in 2017 as compared to 2016 was primarily due to higher jet fuel, diesel and unleaded gasoline prices, which increased fuel expense by $419 million. Additionally, increased alternative fuel costs and fuel consumption increased expense by $170 million primarily due to volume increases, which resulted in higher total aircraft block hours and Domestic Package delivery miles driven. These increases were partially offset by increased fuel efficiency.
Other Occupancy
2018 compared to 2017
The $207 million increase in other occupancy expense in 2018 compared to 2017 was largely due to higher facility rent expense, property tax expense and utility expenses. These increases were primarily driven by an increase in the number of operating facilities compared to 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

2017 compared to 2016
The $118 million increase in other occupancy expense in 2017 compared to 2016 was largely due to higher facility rent expense driven by new facilities, as well as higher utilities and property taxes at our operating facilities.
Other Expenses
2018 compared to 2017
The $410 million increase in other expenses in 2018 compared to 2017 was primarily attributable to increases in transportation equipment rental, outside professional service costs, security protection, non-income based state and local taxes, and data processing costs. Additionally, costs of $86 million related to our transformation strategy contributed to the increase in 2018 when compared to 2017.
2017 compared to 2016
The $436 million increase in other expenses in 2017 compared to 2016 was caused by (1) an auto liability insurance expense increase of $75 million due to miles driven, medical trend rates and severity experience trends and (2) transportation equipment rental increase of $60 million driven by growth in package volume.
The remaining $280 million increase is comprised of increases in several other expense categories, including outside professional services, security protection, computer and plant supplies and air cargo handling, partially offset by a decrease in advertising expense.
Other Income and (Expense)
The following table sets forth investment income (expense) and other and interest expense for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,			% Change
	2018	2017	2016	2018/ 2017	2017/ 2016
Investment Income (Expense) and Other	$(400)	61	(2,186)	NA	(102.8)%
Defined Benefit Plans Mark-to-Market Charges	1,627	800	2,651	103.4%	(69.8)%
Adjusted Investment Income (Expense) and Other	1,227	861	465	42.5%	85.2%

Interest Expense	(605)	(453)	(381)	33.6%	18.9%
Total Other Income and (Expense)	$(1,005)	$(392)	$(2,567)	156.4%	(84.7)%
Adjusted Other Income and (Expense)	$622	$408	$84	52.5%	NA
Investment Income (Expense) and Other
2018 compared to 2017
Investment income (expense) and other for the period decreased $461 million, which included a $827 million increase in mark-to-market pension charges. Excluding the impact of the defined benefit plan mark-to-market charges, adjusted investment income (expense) and other for the period increased $366 million, which was comprised of expected investment returns on pension assets, net of interest cost on projected benefit obligations and prior service cost. Expected returns on plan assets increased as a result of both higher discretionary contributions and higher actual returns on plan assets in 2017. Interest cost on projected benefit obligations decreased as a result of lower discount rates. Investment income increased as a result of higher yields on invested assets, partially offset by foreign currency exchange rate movements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

2017 compared to 2016
Investment income (expense) and other for the period increased $2.247 billion, which included a $1.851 billion decrease in mark-to-market pension charges. Excluding the impact of the defined benefit plan mark-to-market charges, adjusted investment income (expense) and other for the period increased $396 million, which was comprised of expected investment returns on pension assets, net of interest cost on projected benefit obligations and prior service cost. Expected returns on plan assets increased as a result of higher discretionary contributions in 2017 and 2016. Investment income also increased as a result of higher invested assets and the ongoing reduction in losses from fair value adjustments on real estate partnerships, partially offset by foreign currency exchange rate movements.
Interest Expense
2018 compared to 2017
Interest expense increased in 2018 as compared to 2017, primarily due to higher average outstanding debt balances and higher effective interest rates, partially offset by higher capitalized interest related to several large construction projects.
2017 compared to 2016
Interest expense increased in 2017 as compared to 2016, primarily due to the issuance of long-term Canadian Dollar Senior Notes, Euro Senior Notes and U.S. Dollar Senior Notes and higher effective interest rates on senior notes.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth income tax expense and our effective tax rate for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,			% Change
	2018	2017	2016	2018/ 2017	2017/ 2016
Income Tax Expense:	$1,228	$2,232	$1,699	(45.0)%	31.4%
Income Tax Impact of:
Defined Benefit Plans Mark-to-Market Charge	390	193	978
Transformation Strategy Costs	87	—	—
Income Tax Benefit from the Tax Cuts and Jobs Act and Other Non-U.S. Tax Law Changes	—	258	—
Adjusted Income Tax Expense	$1,705	$2,683	$2,677	(36.5)%	0.2%
Effective Tax Rate	20.4%	31.3%	33.2%
Adjusted Effective Tax Rate	21.3%	33.8%	34.4%
Our effective tax rate is affected by recurring factors such as statutory tax rates in the jurisdictions in which we operate and the relative amounts of taxable income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but may not be consistent from year to year.
Our effective tax rate decreased to 20.4% in 2018, compared with 31.3% in 2017 and 33.2% in 2016, primarily due to the effects of the aforementioned recurring factors and the following discrete tax items.
Tax Cuts and Jobs Act
On December 22, 2017, the United States enacted into law the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, including a permanent corporate rate reduction to 21% and a transition to a territorial international system effective in 2018. The Tax Act includes provisions that affected 2017, including: (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (“Transition Tax”) that is payable over eight years; (2) requiring a remeasurement of all U.S. deferred tax assets and liabilities to the newly enacted corporate tax rate of 21% and (3) providing for additional first-year depreciation that allows full expensing of qualified property placed into service after September 27, 2017.
In late December 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under U.S. GAAP. We recorded a $272 million provisional benefit inclusive of our Transition Tax liability, the change in our indefinite reinvestment assertion for certain foreign subsidiaries and the remeasurement of our U.S. net deferred tax liabilities for the year ended December 31, 2017. During the fourth quarter of 2018, we completed our accounting for the Tax Act based on the current regulatory guidance available at the end of the SAB 118 measurement period and recorded no net adjustment to our provisional estimate.
The Tax Act also enacted provisions that took effect in 2018 including but not limited to: (1) a provision that imposes U.S. tax on certain foreign subsidiary income known as Global Intangible Low-Taxed Income ("GILTI"); (2) a new deduction for Foreign-Derived Intangible Income ("FDII"); (3) additional limitations on tax deductions for expenses such as interest and executive compensation, and (4) a new minimum tax based on certain payments from a U.S. company to foreign related parties known as the Base Erosion and Anti-Abuse Tax ("BEAT").
We included the impact of each of the newly effective Tax Act provisions in our computation of the 2018 income tax expense. Throughout 2018, the U.S. Department of the Treasury and Internal Revenue Service issued preliminary regulatory guidance clarifying certain provisions of the Tax Act. We anticipate additional regulatory guidance and technical clarifications that could change our future income tax expense. When additional guidance is issued, we will recognize the related tax impact in the quarter of enactment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

2018 Discrete Items
The decrease in our effective tax rate was primarily due to the impact of the Tax Act which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.
In the fourth quarter of 2018, we recognized an income tax benefit of $390 million related to pre-tax mark-to-market losses of $1.627 billion on our pension and postretirement defined benefit plans. This income tax benefit was generated at a higher average tax rate than the 2018 U.S. federal statutory tax rate because it included the effect of U.S. state and local and foreign taxes.
We recorded pre-tax transformation strategy costs of $360 million during the year ended December 31, 2018. As a result, we recorded an additional income tax benefit of $87 million. This income tax benefit was generated at a higher average tax rate than the 2018 U.S. federal statutory tax rate due to the effect of U.S. state and local and foreign taxes.
The recognition of excess tax benefits and deficiencies related to share-based compensation in income tax expense resulted in a net tax benefit of $38 million and reduced our effective tax rate by 0.6% during the year ended December 31, 2018.
Other factors that impacted our 2018 effective tax rate include favorable resolutions of uncertain tax positions, favorable U.S. state and local tax law changes, favorable tax provisions enacted in the Bipartisan Budget Act of 2018 and discrete tax credits associated with the filing of our 2017 U.S. federal income tax return.
2017 Discrete Items
In addition to the impact of the Tax Act described above, the following discrete items were recorded during the year ended December 31, 2017.
In the fourth quarter of 2017, we recognized an income tax benefit of $193 million related to pre-tax mark-to-market losses of $800 million on our pension and postretirement defined benefit plans. This income tax benefit was generated at a lower average tax rate than the 2017 U.S. federal statutory tax rate due to future tax rate changes enacted by the Tax Act and differences between U.S. and foreign statutory rates, which was partially offset by the effect of U.S. state and local taxes.
In the fourth quarter of 2017, tax law changes were enacted in certain non-U.S. jurisdictions in which we operate. As a result, we recorded a decrease to our foreign net deferred tax assets of $14 million with a corresponding net increase to deferred tax expense of $14 million for the year ended December 31, 2017.
In the first quarter of 2017, we adopted a new accounting standard that requires the recognition of excess tax benefits related to share-based compensation in income tax expense, which resulted in tax benefits for the year ended December 31, 2017 of $71 million and reduced our effective tax rate by 1.0%.
2016 Discrete Items
In the fourth quarter of 2016, we recognized an income tax benefit of $978 million related to pre-tax mark-to-market losses of $2.651 billion on our pension and postretirement defined benefit plans. This income tax benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate because it included the effect of U.S. state and local taxes.
As described in the Items Affecting Comparability section, certain items have been excluded from comparisons of "adjusted" income taxes in the discussion that follows.
Our adjusted effective tax rate decreased to 21.3% in 2018 from 33.8% in 2017 primarily due to the impact of the Tax Act which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.
Our adjusted effective tax rate decreased to 33.8% in 2017 from 34.4% in 2016 primarily due to favorable discrete tax adjustments related to recognition of excess tax benefits related to share-based compensation in income tax expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of December 31, 2018, we had $5.035 billion in cash, cash equivalents and marketable securities. We believe that our current cash position, access to the commercial paper programs and long-term debt capital markets and cash flow generated from operations should be adequate not only for operating requirements but also to enable us to complete our capital expenditure programs, transformation strategy and to fund dividend payments, share repurchases and long-term debt payments through the next several years. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund ongoing cash needs.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (amounts in millions):

	2018	2017	2016
Net Income	$4,791	$4,905	$3,422
Non-cash operating activities(1)	6,048	5,770	6,438
Pension and postretirement plan contributions (UPS sponsored plans)	(186)	(7,794)	(2,668)
Hedge margin receivables and payables	482	(732)	(142)
Income tax receivables and payables	469	(550)	(505)
Changes in working capital and other non-current assets and liabilities	1,091	(168)	(47)
Other operating activities	16	48	(25)
Net cash from operating activities	$12,711	$1,479	$6,473

(1)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, pension and postretirement benefit expense, stock compensation expense and other non-cash items.

Cash from operating activities remained strong throughout 2016 to 2018. Most of the variability in operating cash flows during the 2016 to 2018 time period relates to the funding of our company-sponsored pension and postretirement benefit plans (and related cash tax deductions). Except for discretionary or accelerated fundings of our plans, contributions to our company-sponsored pension plans have largely varied based on whether any minimum funding requirements are present for individual pension plans. We made no discretionary contributions to our three primary company-sponsored U.S. pension plans in 2018, however we made contributions of $7.291 and $2.461 billion in 2017 and 2016, respectively. The remaining contributions from 2016 to 2018 were due to contributions to our international pension plans and U.S. postretirement medical benefit plans.
Apart from the transactions described above, operating cash flow was impacted by changes in our hedge margin receivables and payables, timing of income tax receipts and payments and improvements in our working capital position. The net hedge margin collateral received (paid) from our derivative counterparties was $482, $(732) and $(142) million during 2018, 2017 and 2016, respectively, due to settlements and changes in the fair value of the derivative contracts used in our currency and interest rate hedging programs. Cash payments for income taxes were $2 million, $1.559 billion and $2.064 billion for 2018, 2017 and 2016, respectively, primarily impacted by the timing of a $5.0 billion pension contribution made in December 2017 which resulted in a tax refund in 2018, and the timing of current tax deductions.
As of December 31, 2018, the total of our worldwide holdings of cash, cash equivalents and marketable securities were $5.035 billion, of which approximately $2.853 billion was held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash for investing activities were as follows (amounts in millions):

	2018	2017	2016
Net cash used in investing activities	$(6,330)	$(4,971)	$(2,563)
Capital Expenditures:
Buildings, facilities and plant equipment	$(3,147)	$(2,954)	$(1,316)
Aircraft and parts	(1,496)	(789)	(350)
Vehicles	(931)	(924)	(864)
Information technology	(709)	(560)	(435)
Total Capital Expenditures :(1)	$(6,283)	$(5,227)	$(2,965)
Capital Expenditures as a % of Revenue	8.7%	7.9%	4.9%
Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$37	$24	$88
Net decrease in finance receivables	$4	$5	$9
Net (purchases), sales of marketable securities	$(87)	$360	$911
Cash paid for business acquisitions	$(2)	$(134)	$(547)
Other investing activities	$1	$1	$(59)
(1) In addition to capital expenditures of $6.283 billion in 2018, there were capital expenditures relating to the principal repayments of capital lease obligations of $340 million. These are included in cash flows from financing activities.
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. In 2017 we began a multi-year investment program in our smart logistics network which impacts all asset categories, with the largest investments in buildings, facilities and plant equipment. This investment program will continue in 2019, whereby we anticipate that our capital expenditures will be approximately $7.0 billion.
As such, capital expenditures on buildings, facilities and plant equipment increased in 2018 compared to prior periods in our U.S. and international package businesses, largely due to several facility automation and capacity expansion projects. Capital spending on aircraft also increased in 2018 compared to prior periods due to increased contract deposits on open aircraft orders and final payments associated with the delivery of aircraft. Capital spending on information technology increased in 2018 compared to the prior periods due to further development of technology enabled enhancements and capitalized software projects.
The proceeds from the disposal of property, plant and equipment were largely due to the disposal of equipment in 2018, vehicle retirements in 2017 and insurance recoveries in 2016. The purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types and will fluctuate from period to period.
Cash paid for business acquisitions was related to our acquisition of area franchise rights for The UPS Store in 2018, Freightex, Nightline and STTAS in 2017 and Marken in 2016.
Other investing activities are impacted by changes in our non-current investments, capital contributions into certain investment partnerships and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash for financing activities were as follows (amounts in millions, except per share data):

	2018	2017	2016
Net cash used in financing activities	$(5,692)	$3,287	$(3,140)
Share Repurchases:
Cash expended for shares repurchased	$(1,011)	$(1,813)	$(2,678)
Number of shares repurchased	(8.9)	(16.1)	(25.4)
Shares outstanding at year-end	858	859	868
Percent reduction in shares outstanding	(0.1)%	(1.0)%	(2.0)%
Dividends:
Dividends declared per share	$3.64	$3.32	$3.12
Cash expended for dividend payments	$(3,011)	$(2,771)	$(2,643)
Borrowings:
Net borrowings (repayments) of debt principal	$(1,622)	$7,827	$2,034
Other Financing Activities:
Cash received for common stock issuances	$240	$247	$245
Other financing activities	$(288)	$(203)	$(98)
Capitalization:
Total debt outstanding at year-end	$22,736	$24,289	$16,075
Total shareowners’ equity at year-end	3,037	1,024	430
Total capitalization	$25,773	$25,313	$16,505
For the years ended December 31, 2018, 2017 and 2016, we repurchased a total of 8.9, 16.1 and 25.2 million shares of class A and class B common stock for $1.000, $1.816 and $2.680 billion, respectively ($1.011, $1.813 and $2.678 billion in repurchases for 2018, 2017 and 2016, respectively, are reported on the cash flow statement due to the timing of settlements).
In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion, which replaced an authorization previously announced in 2013. The share repurchase authorization has no expiration date. As of December 31, 2018, we had $3.339 billion of this share repurchase authorization remaining.
Share repurchases may take the form of accelerated share repurchases, open market purchases, or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. We anticipate repurchasing approximately $1.0 billion of shares in 2019.
The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We expect to continue the practice of paying regular cash dividends. In February 2019, we increased our quarterly dividend payment from $0.91 to $0.96 per share, a 5.5% increase.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Issuances of debt in 2018 consisted primarily of commercial paper. In 2017 and 2016 we completed senior rate note offerings of $8.355 and $1.775 billion, respectively. The following is a summary of debt issuances in 2017 and 2016 (in millions):

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
$1,775
The remaining debt issuances for 2017 and 2016 consisted primarily of commercial paper.
Repayment of debt in 2018 and 2017 consisted primarily of the maturity of our $750 million 5.50% fixed-rate senior notes that matured in January 2018 and $375 million 1.125% fixed-rate senior notes that matured in October 2017. In 2016, there were no repayments of fixed-rate senior notes or floating-rate senior notes. The remaining repayments of debt during the 2016 through 2018 time period included paydowns of commercial paper and scheduled principal payments on our capitalized lease obligations. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The following is a summary of our commercial paper program (amount in millions):

	Functional currency outstanding balance at year-end	Outstanding balance at year-end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2018
USD	$1,968	$1,968	$2,137	$2,137	1.81%
EUR	€606	$694	€360	$425	(0.38)%
Total		$2,662

	Functional currency outstanding balance at year-end	Outstanding balance at year-end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2017
USD	$2,458	$2,458	$2,163	$2,163	0.88%
EUR	€622	$745	€941	$1,062	(0.39)%
Total		$3,203

	Functional currency outstanding balance at year-end	Outstanding balance at year-end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2016
USD	$2,406	$2,406	$1,838	$1,838	0.44%
EUR	€801	$844	€776	$817	(0.28)%
GBP	£—	$—	£94	$116	0.50%
Total		$3,250
The variation in cash received from common stock issuances was primarily due to the level of stock option exercises by employees in the 2016 through 2018 period.
The cash outflows in other financing activities were impacted by several factors, primarily the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards of $259, $247 and $167 million for 2018, 2017 and 2016, respectively. Net cash inflows from premium received on capped call options for the purchase of UPS class B shares were $34 million in 2018, and $54 million in both 2017 and 2016.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Contractual Commitments
We have contractual obligations and commitments in the form of capital leases, operating leases, debt obligations, purchase commitments and certain other liabilities. We intend to satisfy these obligations through the use of cash flow from operations. The following table summarizes the expected cash outflow to satisfy our contractual obligations and commitments as of December 31, 2018 (in millions):

Commitment Type	2019	2020	2021	2022	2023	After 2023	Total
Capital Leases	$158	$95	$42	$39	$36	$293	$663
Operating Leases	578	477	399	325	262	926	2,967
Debt Principal	3,667	998	2,551	2,000	2,303	10,830	22,349
Debt Interest	624	582	525	461	389	5,626	8,207
Purchase Commitments (1)	3,686	1,732	1,150	383	22	8	6,981
Tax Act Repatriation Liability	—	—	—	—	—	96	96
Pension Funding	2,192	—	—	—	—	—	2,192
Total	$10,905	$3,884	$4,667	$3,208	$3,012	$17,779	$43,455
(1) Purchase commitments include aircraft leases that we entered into in 2019.
Our capital lease obligations relate primarily to leases on aircraft and real estate. Capital leases, operating leases and purchase commitments, as well as our debt principal obligations, are discussed further in note 8 to our consolidated financial statements. The amount of interest on our debt was calculated as the contractual interest payments due on our fixed-rate debt, in addition to interest on variable rate debt that was calculated based on interest rates as of December 31, 2018. The calculations of debt interest take into account the effect of interest rate swap agreements. For debt denominated in a foreign currency, the U.S. Dollar equivalent principal amount of the debt at the end of the year was used as the basis to calculate future interest payments.
Purchase commitments represent contractual agreements to purchase assets, goods or services that are legally binding, including contracts for aircraft, construction of new or expanded facilities and orders for technology equipment and vehicles. As of December 31, 2018, we had firm commitments to purchase 19 new Boeing 747-8F cargo aircraft to be delivered between 2019 and 2022 and nine Boeing 767 aircraft to be delivered between 2019 and 2020.
On December 22, 2017, the United States enacted into law the Tax Act requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. Companies may elect to pay the tax over eight years based on an installment schedule outlined in the Tax Act but are required under current IRS guidance to offset certain overpayments of tax against the liability. We intend to make this election and have reflected our remaining transition tax due by year as a contractual obligation.
There are no anticipated required minimum cash contributions to our qualified U.S. pension plans in 2019 (these plans are discussed further in note 5 to the audited consolidated financial statements). The amount of any minimum funding requirement, as applicable, for these plans could change significantly in future periods, depending on many factors, including future plan asset returns, discount rates and changes to pension plan funding regulations. A decline in discount rates or a sustained significant decline in the world equity or bond markets could result in our domestic pension plans being subject to significantly higher minimum funding requirements. Actual contributions made in future years could materially differ and consequently required minimum contributions beyond 2019 cannot be reasonably estimated.
As discussed in note 6 to the audited consolidated financial statements, we are not currently subject to any minimum contributions or surcharges with respect to the multiemployer pension and health and welfare plans in which we participate. Contribution rates to these multiemployer pension and health and welfare plans are established through the collective bargaining process. As we are not subject to any minimum contribution levels, we have not included any amounts in the contractual commitments table with respect to these multiemployer plans.
The table above does not include approximately $216 million of liabilities for uncertain tax positions because we are uncertain if or when such amounts will ultimately be settled in cash. Uncertain tax positions are further discussed in note 13 to the consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of December 31, 2018, we had outstanding letters of credit totaling approximately $1.256 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2018, we had $1.031 million of surety bonds written. As of December 31, 2018, we had unfunded loan commitments totaling $164 million associated with UPS Capital.
We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business, including anticipated capital expenditures, for the foreseeable future.
Contingencies
See note 5 to the audited consolidated financial statements for a discussion of pension related matters and note 9 for a discussion of judicial proceedings and other matters arising from the conduct of our business activities.

Collective Bargaining Agreements
Status of Collective Bargaining Agreements
As of December 31, 2018, we had approximately 283,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. These agreements expired on July 31, 2018. On October 5, 2018, the Teamsters declared that the tentative national master agreement for the U.S. Domestic Package business unit was considered ratified, and will be implemented as soon as five remaining local and supplemental agreements are negotiated and ratified. We remain in the process of negotiating and ratifying four of these local and supplemental agreements which, when ratified, will be retroactive to August 1, 2018. The UPS Freight business unit national master agreement was ratified on November 11, 2018.
We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which becomes amendable on September 1, 2021.
Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727. On February 8, 2019, the airline mechanics who are covered by this agreement voted to ratify a new contract which will become amendable November 1, 2023. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”) that will expire on July 31, 2019.
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
Rate Adjustments
Effective February 18, 2019, general UPS Freight rates will increase by 5.9%. This rate adjustment applies to non-contractual less-than-truckload (LTL) shipments. The impact of this general rate increase may vary by specific lane or shipment characteristics such as weight or class.

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
Contingencies
As discussed in note 9 to the audited consolidated financial statements, we are involved in various legal proceedings and contingencies. The events that may impact our contingent liabilities are often unique and generally are not predictable. At the time a contingency is identified, we consider all relevant facts as part of our evaluation. We record a liability for a loss when the loss is probable of occurring and reasonably estimable. Events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs from our previously estimated liability. These factors could result in a material difference between estimated and actual operating results. Contingent losses that are probable and estimable, excluding those related to income taxes and self-insurance which are discussed further below, were not material to our financial position or results of operations as of, and for the year ended, December 31, 2018. In addition, we have certain contingent liabilities that have not been recognized as of December 31, 2018, because a loss is not reasonably estimable.
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
None of the reporting units incurred any goodwill impairment charges in 2018, 2017 or 2016. Changes in our forecasts could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge. During the year, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an interim impairment test. Based on most recent tests, the fair value of all our reporting units substantially exceed their carrying value.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

A trade name with a carrying value of $200 million and licenses with a carrying value of $5 million as of December 31, 2018 are considered to be indefinite-lived intangibles, and therefore are not amortized. Impairment tests for indefinite-lived intangibles are performed on an annual basis. We determined that the income approach, specifically the relief from royalty method, is the most appropriate valuation method for the trade name. The estimated fair value of the trade name is compared to the carrying value of the asset. If the carrying value of the trade name exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. This valuation approach requires that we make a number of assumptions to estimate fair value. These assumptions include projections of future revenues, market royalty rates, tax rates, discount rates and other relevant variables. The projections we use in the model are updated annually and will change over time based on the historical performance and changing business conditions.

All of our remaining recorded intangible assets are deemed to be finite-lived intangibles, and are amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable based on the undiscounted future cash flows of the intangible. If the carrying amount of the intangible is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on a DCF model. If impairment indicators are present in future periods, the resulting impairment charges could have a material impact on our results of operations. There was a $12 and $7 impairment of finite-lived intangible assets in 2018 and 2017, respectively and no impairment of finite-lived intangible assets in 2016. There was no impairment of indefinite-lived intangible assets in 2018, 2017 or 2016.
Self-Insurance Accruals
We self-insure costs associated with workers’ compensation claims, automobile liability, health and welfare and general business liabilities, up to certain limits. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on reserve levels, which incorporate historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves. We believe our estimated reserves for such claims are adequate, but actual experience in claim frequency and/or severity could materially differ from our estimates and affect our results of operations.

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

The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on assets for our pension and postretirement benefit plans, and the resulting increase/(decrease) on our obligations and expense as of, and for the year ended, December 31, 2018 (in millions).

Pension Plans	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate:
Effect on ongoing net periodic benefit cost	$(48)	$50
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(360)	1,065
Effect on projected benefit obligation	(1,717)	1,823
Return on Assets:
Effect on ongoing net periodic benefit cost(1)	(106)	106
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor(2)	(24)	24

Postretirement Medical Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	3	(3)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(10)	11
Effect on accumulated postretirement benefit obligation	(53)	62
Healthcare Cost Trend Rate:
Effect on ongoing net periodic benefit cost	1	(1)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	9	(9)
Effect on accumulated postretirement benefit obligation	15	(16)

(1)	Amount calculated based on 25 basis point increase / decrease in the expected return on assets.

(2)	Amount calculated based on 25 basis point increase / decrease in the actual return on assets.

Pension Backstop
UPS was a contributing employer to the Central States Pension Fund (“CSPF”) until 2007 when we withdrew from the CSPF and fully funded our allocable share of unfunded vested benefits by paying a $6.1 billion withdrawal liability. Under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), UPS agreed to provide coordinating benefits in the UPS/IBT Full Time Employee Pension Plan (“UPS/IBT Plan”) for UPS participants whose last employer was UPS and who had not retired as of January 1, 2008 (“the UPS Transfer Group”) in the event that benefits are lawfully reduced by the CSPF in the future consistent with the terms of our withdrawal agreement with the CSPF. Under our withdrawal agreement with the CSPF, benefits to the UPS Transfer Group cannot be reduced without our consent and can only be reduced in accordance with applicable law.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In December 2014, Congress passed the Multiemployer Pension Reform Act (“MPRA”). This change in law for the first time permitted multiemployer pension plans to reduce benefit payments to retirees, subject to specific guidelines in the statute and government approval. In September 2015, the CSPF submitted a proposed pension benefit reduction plan to the U.S. Department of the Treasury (“Treasury”). In May 2016, Treasury rejected the proposed plan submitted by the CSPF. In the first quarter of 2018, Congress established a Joint Select Committee to develop a recommendation to improve the solvency of multiemployer plans and the Pension Benefit Guaranty Corporation (“PBGC”) before a November 30, 2018 deadline. While the Committee’s efforts failed to meet its deadline, the Committee made significant progress towards finding solutions that will address the long term solvency of multiemployer pension plans. UPS will continue to work with all stakeholders, including legislators and regulators, to implement an acceptable solution.
The CSPF has said that it believes a legislative solution to its funded status is necessary or that it will become insolvent in 2025, and we expect that the CSPF will continue to explore options to avoid insolvency. Numerous factors could affect the CSPF’s funded status and UPS’s potential obligation to pay coordinating benefits under the UPS/IBT Plan. Any obligation to pay coordinating benefits will be subject to a number of significant uncertainties, including whether the CSPF submits a revised MPRA filing and the terms thereof, or whether it otherwise seeks federal government assistance, as well as the terms of any applicable legislation, the extent to which benefits are paid by the PBGC and our ability to successfully defend legal positions we may take in the future under the MPRA, including the suspension ordering provisions, our withdrawal agreement and other applicable law.
We account for the potential obligation to pay coordinating benefits to the UPS Transfer Group under Accounting Standards Codification Topic 715- Compensation- Retirement Benefits (“ASC 715”), which requires us to provide a best estimate of various actuarial assumptions, including the eventual outcome of this matter, in measuring our pension benefit obligation at the December 31st measurement date. While we currently believe the most likely outcome to this matter and the broader systemic problems facing multiemployer pension plans is intervention by the federal government, ASC 715 does not permit anticipation of changes in law in making a best estimate of pension liabilities.
As such, our best estimate of the next most likely outcome at the measurement date is that the CSPF submits and implements another benefit reduction plan under the MPRA during 2019. We believe any MPRA filing would be designed to forestall insolvency by reducing benefits to participants other than the UPS Transfer Group to the maximum extent permitted, and then reducing benefits to the UPS Transfer Group by a lesser amount.
We have evaluated this outcome using a deterministic cash flow projection, reflecting updated estimated CSPF cash flows and investment earnings, the lack of legislative action and the absence of a MPRA filing by the CSPF in 2018. As a result, at the December 31, 2018 measurement date, the best estimate of our projected benefit obligation increased by $1.6 billion for coordinating benefits that may be required to be directly provided by the UPS/IBT Plan to the UPS Transfer Group.
The future value of this estimate will be influenced by the terms and timing of any MPRA filing, changes in our discount rate, rate of return on assets and other actuarial assumptions, presumed solvency of the PBGC, as well as potential solutions resulting from federal government intervention. Any such event may result in a decrease or an increase in the best estimate of our projected benefit obligation. If the uncertainties are not resolved, it is reasonably possible that our projected benefit obligation could increase by approximately $2.4 billion, resulting in a total obligation for coordinating benefits of approximately $4.0 billion as previously disclosed. If a future change in law occurs, it may be a significant event requiring an interim remeasurement of the UPS/IBT Plan at the date the law is enacted. We will continue to assess the impact of these uncertainties on our projected benefit obligation in accordance with ASC 715.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Depreciation, Residual Value and Impairment of Fixed Assets
As of December 31, 2018, we had $26.576 billion of net fixed assets, the most significant category of which is aircraft. In accounting for fixed assets, we make estimates about the expected useful lives and the expected residual values of the assets, and the potential for impairment based on the fair values of the assets and the cash flows generated by these assets.
We evaluate the useful lives of our property, plant and equipment based on our usage, maintenance and replacement policies, and taking into account physical and economic factors that may affect the useful lives of the assets. As part of our ongoing investment in transformation in 2018, we revised our estimates of useful lives for building improvements, vehicles and plant equipment based on our current assessment of these factors. In general, these changes in estimate had the effect of lengthening the useful lives of vehicles, building improvements and plant equipment. The change in estimates for building improvements, vehicles and plant equipment was applied prospectively beginning in 2018 through depreciation expense. See "Consolidated Operating Expense" of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the discussion of the impacts to "Depreciation and amortization." See note 1 to the audited consolidated financial statements for a discussion of our accounting policies. See note 4 to the audited consolidated financial statements for a discussion of the change in estimated useful lives.
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
There were no impairment charges on our property, plant and equipment during 2018, 2017 and 2016.
Fair Value Measurements
In the normal course of business, we hold and issue financial instruments that contain elements of market risk, including derivatives, marketable securities, finance receivables, pension assets, other investments and debt. Certain of these financial instruments are required to be recorded at fair value, principally derivatives, marketable securities, pension assets and certain other investments. Fair values are based on listed market prices, when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations. If listed market prices and other relevant facts are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability. Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit spreads and yield curve volatility factors. Changes in the fixed income, foreign exchange and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations. A quantitative sensitivity analysis of our exposure to changes in commodity prices, foreign currency exchange rates and interest rates is presented in the “Quantitative and Qualitative Disclosures about Market Risk” section of this report.
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

Commodity Price Risk
We are exposed to changes in the prices of refined fuels, principally jet-A, diesel and unleaded gasoline, as well as changes in the price of natural gas and other alternative fuels. Currently, the fuel surcharges that we apply to our domestic and international package and LTL services are the primary means of reducing the risk of adverse fuel price changes. In order to mitigate the impact of fuel surcharges imposed on us by outside carriers, we regularly adjust the rates we charge for our freight brokerage, inter-modal and truckload services. The majority of our contracts for fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for fuel. Because of this, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term. Additionally, we periodically use a combination of option, forward and futures contracts to provide partial protection from changing fuel and energy prices. As of December 31, 2018 and 2017, however, we had no commodity contracts outstanding.
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

	Shock-Test Result As of December 31,
(in millions)	2018	2017
Change in Fair Value:
Currency Derivatives(1)	$(426)	$(447)
Change in Annual Interest Expense:
Variable Rate Debt(2)	$58	$51
Interest Rate Derivatives(2)	$47	$55
Change in Annual Interest Income:
Marketable Securities(3)	$1	$2

(1)	The potential change in fair value from a hypothetical 10% weakening of the U.S. Dollar against local currency exchange rates across all maturities.

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
The sensitivity of our pension and postretirement benefit obligations to changes in interest rates is quantified in “Critical Accounting Policies and Estimates”. The sensitivity in the fair value and interest income of our finance receivables due to changes in interest rates was not material as of December 31, 2018 and 2017.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareowners and Board of Directors of
United Parcel Service, Inc.
Atlanta, Georgia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principles
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers and the presentation of net periodic benefit costs due to the adoption of new accounting standards. These changes have been applied retrospectively to all periods presented.
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
February 21, 2019

We have served as the Company's auditor since 1969.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$4,225	$3,320
Marketable securities	810	749
Accounts receivable, net	8,958	8,773
Current income taxes receivable	940	1,573
Other current assets	1,277	1,303
Total Current Assets	16,210	15,718
Property, Plant and Equipment, Net	26,576	22,118
Goodwill	3,811	3,872
Intangible Assets, Net	2,075	1,964
Investments and Restricted Cash	170	483
Deferred Income Tax Assets	141	266
Other Non-Current Assets	1,033	1,153
Total Assets	$50,016	$45,574
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and commercial paper	$2,805	$4,011
Accounts payable	5,188	3,934
Accrued wages and withholdings	3,047	2,608
Self-insurance reserves	810	705
Accrued group welfare and retirement plan contributions	715	677
Other current liabilities	1,522	951
Total Current Liabilities	14,087	12,886
Long-Term Debt	19,931	20,278
Pension and Postretirement Benefit Obligations	8,347	7,061
Deferred Income Tax Liabilities	1,619	756
Self-Insurance Reserves	1,571	1,765
Other Non-Current Liabilities	1,424	1,804
Shareowners’ Equity:
Class A common stock (163 and 173 shares issued in 2018 and 2017)	2	2
Class B common stock (696 and 687 shares issued in 2018 and 2017)	7	7
Additional paid-in capital	—	—
Retained earnings	8,006	5,852
Accumulated other comprehensive loss	(4,994)	(4,867)
Deferred compensation obligations	32	37
Less: Treasury stock (1 share in 2018 and 2017)	(32)	(37)
Total Equity for Controlling Interests	3,021	994
Noncontrolling Interests	16	30
Total Shareowners’ Equity	3,037	1,024
Total Liabilities and Shareowners’ Equity	$50,016	$45,574

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenue	$71,861	$66,585	$61,610
Operating Expenses:
Compensation and benefits	37,235	34,577	32,534
Repairs and maintenance	1,732	1,601	1,542
Depreciation and amortization	2,207	2,282	2,224
Purchased transportation	13,409	11,696	9,848
Fuel	3,427	2,690	2,118
Other occupancy	1,362	1,155	1,037
Other expenses	5,465	5,055	4,619
Total Operating Expenses	64,837	59,056	53,922
Operating Profit	7,024	7,529	7,688
Other Income and (Expense):
Investment income (expense) and other	(400)	61	(2,186)
Interest expense	(605)	(453)	(381)
Total Other Income and (Expense)	(1,005)	(392)	(2,567)
Income Before Income Taxes	6,019	7,137	5,121
Income Tax Expense	1,228	2,232	1,699
Net Income	$4,791	$4,905	$3,422
Basic Earnings Per Share	$5.53	$5.63	$3.88
Diluted Earnings Per Share	$5.51	$5.61	$3.86

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2018	2017	2016
Net Income	$4,791	$4,905	$3,422
Change in foreign currency translation adjustment, net of tax	(149)	86	(119)
Change in unrealized gain (loss) on marketable securities, net of tax	—	(1)	—
Change in unrealized gain (loss) on cash flow hedges, net of tax	485	(321)	(112)
Change in unrecognized pension and postretirement benefit costs, net of tax	272	(148)	(712)
Comprehensive Income (Loss)	$5,399	$4,521	$2,479

See notes to consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$4,791	$4,905	$3,422
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,207	2,282	2,224
Pension and postretirement benefit expense	2,242	1,643	3,725
Pension and postretirement benefit contributions	(186)	(7,794)	(2,668)
Self-insurance reserves	(86)	—	(21)
Deferred tax (benefit) expense	758	1,224	117
Stock compensation expense	634	584	591
Other (gains) losses	293	37	(198)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(421)	(1,022)	(704)
Other assets	754	(984)	5
Accounts payable	1,034	599	460
Accrued wages and withholdings	505	200	91
Other liabilities	170	(243)	(546)
Other operating activities	16	48	(25)
Net cash from operating activities	12,711	1,479	6,473
Cash Flows From Investing Activities:
Capital expenditures	(6,283)	(5,227)	(2,965)
Proceeds from disposals of property, plant and equipment	37	24	88
Purchases of marketable securities	(973)	(1,630)	(4,813)
Sales and maturities of marketable securities	886	1,990	5,724
Net (increase) decrease in finance receivables	4	5	9
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(2)	(134)	(547)
Other investing activities	1	1	(59)
Net cash used in investing activities	(6,330)	(4,971)	(2,563)
Cash Flows From Financing Activities:
Net change in short-term debt	63	(250)	(88)
Proceeds from long-term borrowings	1,202	12,016	5,927
Repayments of long-term borrowings	(2,887)	(3,939)	(3,805)
Purchases of common stock	(1,011)	(1,813)	(2,678)
Issuances of common stock	240	247	245
Dividends	(3,011)	(2,771)	(2,643)
Other financing activities	(288)	(203)	(98)
Net cash used in financing activities	(5,692)	3,287	(3,140)
Effect Of Exchange Rate Changes On Cash, Cash Equivalents and Restricted Cash	(91)	53	(21)
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	598	(152)	749
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	3,769	3,921	3,172
End of period	$4,367	$3,769	$3,921
Cash Paid During The Period For:
Interest (net of amount capitalized)	$595	$428	$373
Income taxes (net of refunds and overpayments)	$2	$1,559	$2,064
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
Revenue Recognition
U.S. Domestic and International Package Operations—Revenue is recognized over time as we perform the services in the contract.
Forwarding —Freight forwarding revenue and the expense related to the transportation of freight are recognized over time as we perform the services. Truckload brokerage revenue and related transportation costs are recognized over time as we perform the services. Customs brokerage revenue is recognized upon completing documents necessary for customs entry purposes.
Logistics —In our Logistics business we have a right to consideration from customers in an amount that corresponds directly with the value to the customers of our performance completed to date, and as such we recognize revenue in the amount to which we have a right to invoice the customer.
UPS Freight—Revenue is recognized over time as we perform the services in the contract.
In our transportation businesses, we utilize independent contractors and third-party carriers in the performance of some transportation services. U.S. GAAP requires us to evaluate whether our businesses themselves promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent) using a control model. Based on our evaluation of the control model, we determined that all of our major businesses act as the principal rather than the agent within their revenue arrangements. Revenue and the associated purchased transportation costs are reported on a gross basis within our statements of consolidated income.
Financial Services—Income on loans and direct finance leases is recognized on the effective interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. Income on operating leases is recognized on the straight-line method over the terms of the underlying leases.
Refer to note 2 of our audited consolidated financial statements for further discussion of our revenue recognition policies.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments
Marketable securities are either classified as trading or available-for-sale securities and are carried at fair value. Unrealized gains and losses on trading securities are reported as investment income (expense) and other on the statements of consolidated income. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income (“AOCI”), a separate component of shareowners’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income (expense) and other, along with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income (expense) and other.
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
Our total allowance for doubtful accounts as of December 31, 2018 and 2017 was $94 and $104 million, respectively. Our total provision for doubtful accounts charged to expense before recoveries during the years ended December 31, 2018, 2017 and 2016 was $118, $133 and $116 million, respectively.
Inventories
Fuel and other materials and supplies inventories are recognized as inventory when purchased, and then charged to expense when used in our operations. Jet fuel, diesel and unleaded gasoline inventories are valued at the lower of average cost or market. Total inventories were $421 and $404 million as of December 31, 2018 and 2017, respectively, and are included in “other current assets” on the consolidated balance sheets.
Property, Plant and Equipment
Property, plant and equipment are carried at cost. We evaluate the useful lives of our property, plant and equipment based on our usage, maintenance and replacement policies, and taking into account physical and economic factors that may affect the useful lives of the assets. As part of our ongoing investment in transformation in 2018, we revised our estimates of useful lives for building improvements, vehicles and plant equipment based on our current assessment of these factors. In general, the change in estimate had the effect of lengthening the useful lives of building improvements, vehicles and plant equipment.
Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets, which are as follows: Vehicles—6 to 15 years; Aircraft—12 to 30 years; Buildings—20 to 40 years; Leasehold Improvements—lesser of asset useful life or lease term; Plant Equipment—3 to 20 years; Technology Equipment—3 to 5 years. For substantially all of our aircraft, the costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.
Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $97, $49 and $14 million for 2018, 2017, and 2016, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A trade name with a carrying value of $200 million and licenses with a carrying value of $5 million as of December 31, 2018 are considered to be indefinite-lived intangibles, and therefore are not amortized. Indefinite-lived intangible assets are reviewed for impairment at least annually. We determined that the income approach, specifically the relief from royalty method, is the most appropriate valuation method to estimate the fair value of the trade name. The estimated fair value of the trade name is compared to the carrying value of the asset. If the carrying value of the trade name exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value.
Finite-lived intangible assets, including trademarks, licenses, patents, customer lists, non-compete agreements and franchise rights are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 2 to 22 years. Capitalized software is generally amortized over 7 years.
Self-Insurance Accruals
We self-insure costs associated with workers’ compensation claims, automobile liability, health and welfare and general business liabilities, up to certain limits. Insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Recorded balances are based on reserve levels, which incorporate historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of such reserves.
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
During June 2017, we amended the UPS Retirement Plan and Excess Coordinating Plan to cease accrual of additional benefits for future service for non-union participants effective January 1, 2023. We remeasured plan assets and pension benefit obligations for the affected pension plans as of June 30, 2017 to recognize the impact of this change.
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
In January 2018, the Financial Accounting Standards Board ("FASB") released guidance on the accounting for tax on the Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Tax Act"). The GILTI provisions impose U.S. tax on certain foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. We elect to treat any potential GILTI inclusions as period costs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation and Remeasurement
We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in AOCI. Pre-tax foreign currency transaction gains (losses) from remeasurement, net of hedging, included in investment income (expense) and other were $(19), $3 and $5 million in 2018, 2017 and 2016, respectively.
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

For acquisitions, we allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of New Accounting Standards
In May 2014, the FASB issued an accounting standards update ("ASU") that changes the revenue recognition for companies that enter into contracts with customers to transfer goods or services ("Revenue from Contracts with Customers"). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner depicting the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has also issued a number of updates to this standard. Effective January 1, 2018, we adopted the requirements of this ASU using the full retrospective method. See note 2 for required disclosures pertaining to the new ASU.
In January 2016, the FASB issued an ASU which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. We adopted this standard on January 1, 2018. This accounting standards update does not have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2016, the FASB issued an ASU that simplifies the income tax accounting and cash flow presentation related to share-based compensation by requiring the recognition of all excess tax benefits and deficiencies directly on the income statement and classification as cash flows from operating activities on the statement of cash flows. This new guidance became effective for us in the first quarter of 2017 and we adopted the statements of consolidated cash flows and statements of consolidated income presentation on a prospective basis. The impact to income tax expense in the statements of consolidated income was a benefit of $38 and $71 million in 2018 and 2017, respectively. Additionally, we have elected to continue estimating forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.
In August 2016, the FASB issued an ASU that addresses the classification and presentation of specific cash flow issues that resulted in diverse practices. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance was applied retrospectively. We adopted this standard on January 1, 2018. This standard did not have a material impact on our statements of consolidated cash flows.
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
In May 2017, the FASB issued an ASU to provide clarity and reduce complexity on when to apply modification accounting to existing share-based payment awards. The guidance will be applied prospectively. We adopted this standard on January 1, 2018. This accounting standards update did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
In August 2018, the FASB issued an ASU that modifies the disclosure requirements for employers that sponsor defined benefit pension and postretirement plans. The update eliminates the disclosures for amounts in AOCI expected to be recognized as components of net periodic cost over the next fiscal year and the effects of a one-percentage-point change in the assumed healthcare cost trend rate. The update adds disclosure requirements to include the weighted-average interest crediting rates for cash balance plans and a narrative description of the significant gains and losses related to changes in the benefit obligation for the period. We have early adopted this standard for the year ended 2018 with retrospective application. This accounting standards update did not have a material impact on our consolidated financial position, results of operations or cash flows.

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
(1) The caption "Other current liabilities" was presented separately from "Hedge margin liabilities" of $17 million in the Form 10-K at December 31, 2017. These captions have been collapsed in the consolidated balance sheets as of December 31, 2018 and December 31, 2017 included within this Form 10-K.
(a) Recast to reflect the adoption of Revenue from Contracts with Customers.
(b) Recast to reflect the adoption of Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(c) Recast to reflect the adoption of Restricted Cash.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of operations, which reflects the adoption of the new ASUs, are as follows (in millions):

	Twelve months ended December 31, 2016
	As Previously Reported	Adjustments (a)	Adjustments (b)	Adjustments (c)	As Recast
Revenue	$60,906	$704	$—	$—	$61,610
Operating Expenses:
Compensation and benefits	34,770	—	(2,236)	—	32,534
Repairs and maintenance	1,538	4	—	—	1,542
Depreciation and amortization	2,224	—	—	—	2,224
Purchased transportation	9,129	719	—	—	9,848
Fuel	2,118	—	—	—	2,118
Other occupancy	1,037	—	—	—	1,037
Other expenses	4,623	(4)	—	—	4,619
Total Operating Expenses	55,439	719	(2,236)	—	53,922
Operating Profit	5,467	(15)	2,236	—	7,688
Other Income and (Expense):
Investment income (expense) and other	50	—	(2,236)	—	(2,186)
Interest expense	(381)	—	—	—	(381)
Total Other Income and (Expense)	(331)	—	(2,236)	—	(2,567)
Income Before Income Taxes	5,136	(15)	—	—	5,121
Income Tax Expense (Benefit)	1,705	(6)	—	—	1,699
Net Income	$3,431	$(9)	$—	$—	$3,422
Basic Earnings Per Share	$3.89	$(0.01)	$—	$—	$3.88
Diluted Earnings Per Share	$3.87	$(0.01)	$—	$—	$3.86
(a) Recast to reflect the adoption of Revenue from Contracts with Customers.
(b) Recast to reflect the adoption of Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(c) Recast to reflect the adoption of Restricted Cash.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve months ended December 31, 2017
	As Previously Reported	Adjustments (a)	Adjustments (b)	Adjustments (c)	As Recast
Revenue	$65,872	$713	$—	$—	$66,585
Operating Expenses:
Compensation and benefits	34,588	—	(11)	—	34,577
Repairs and maintenance	1,600	1	—	—	1,601
Depreciation and amortization	2,282	—	—	—	2,282
Purchased transportation	10,989	707	—	—	11,696
Fuel	2,690	—	—	—	2,690
Other occupancy	1,155	—	—	—	1,155
Other expenses	5,039	16	—	—	5,055
Total Operating Expenses	58,343	724	(11)	—	59,056
Operating Profit	7,529	(11)	11	—	7,529
Other Income and (Expense):
Investment income (expense) and other	72	—	(11)	—	61
Interest expense	(453)	—	—	—	(453)
Total Other Income and (Expense)	(381)	—	(11)	—	(392)
Income Before Income Taxes	7,148	(11)	—	—	7,137
Income Tax Expense (Benefit)	2,238	(6)	—	—	2,232
Net Income	$4,910	$(5)	$—	$—	$4,905
Basic Earnings Per Share	$5.64	$(0.01)	$—	$—	$5.63
Diluted Earnings Per Share	$5.61	$—	$—	$—	$5.61
(a) Recast to reflect the adoption of Revenue from Contracts with Customers.
(b) Recast to reflect the adoption of Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(c) Recast to reflect the adoption of Restricted Cash.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited impacted consolidated statement of cash flows line items, which reflect the adoption of the new ASUs, are as follows (in millions):

	Twelve Months Ended December 31, 2016
	As Previously Reported	Adjustments (a)	Adjustments (b)	Adjustments (c)	As Recast
Net Income	$3,431	$(9)	$—	$—	$3,422
Adjustments to reconcile net income to net cash from operating activities:
Deferred tax (benefit) expense	123	(6)	—	—	117
Other assets	(14)	19	—	—	5
Accounts payable	461	(1)	—	—	460
Accrued wages and withholdings	109	(18)	—	—	91
Other liabilities	(561)	15	—	—	(546)
Cash flows from operating activities	6,473	—	—	—	6,473
Purchase of marketable securities	(4,816)	—	—	3	(4,813)
Net cash used in investing activities	(2,566)	—	—	3	(2,563)
Net decrease in cash, cash equivalents and restricted cash	746	—	—	3	749
Cash, cash equivalents and restricted cash at the beginning of period	2,730	—	—	442	3,172
Cash, cash equivalents and restricted cash at the end of period	$3,476	$—	$—	$445	$3,921
(a) Recast to reflect the adoption of Revenue from Contracts with Customers.
(b) Recast to reflect the adoption of Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
(c) Recast to reflect the adoption of Restricted Cash.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31, 2017
	As Previously Reported	Adjustments (a)	Adjustments (b)	Adjustments (c)	As Recast
Net Income	$4,910	$(5)	$—	$—	$4,905
Adjustments to reconcile net income to net cash from operating activities:
Deferred tax (benefit) expense	1,230	(6)	—	—	1,224
Other assets	(982)	(2)	—	—	(984)
Accounts payable	592	7	—	—	599
Accrued wages and withholdings	193	7	—	—	200
Other liabilities	(241)	(2)	—	—	(243)
Other operating activities	47	1			48
Cash flows from operating activities	1,479	—	—	—	1,479
Purchase of marketable securities	(1,634)	—	—	4	(1,630)
Net cash used in investing activities	(4,975)	—	—	4	(4,971)
Net decrease in cash, cash equivalents and restricted cash	(156)	—	—	4	(152)
Cash, cash equivalents and restricted cash at the beginning of period	3,476	—	—	445	3,921
Cash, cash equivalents and restricted cash at the end of period	$3,320	$—	$—	$449	$3,769
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability on their balance sheet for all leases with terms beyond twelve months. The new standard also requires enhanced disclosures that will provided more transparency and information to financial statement users about our lease portfolio. Although the distinction between operating and finance leases will continue to exist under the new standard, the recognition and measurement of expenses and cash flows will not change significantly from current treatment. For finance leases, lessees will continue to recognize interest expense on the lease liability using the effective yield method, while the right-of-use asset will be amortized on a straight-line basis. For operating leases, expense will be recognized on a straight-line basis, consistent with the previous standard.

We will adopt this ASU on January 1, 2019 using the modified retrospective approach and will not restate comparative periods. We are substantially complete with our implementation plan. We plan to elect the transition package of three practical expedients permitted within the standard. In accordance with the package of practical expedients, we will not reassess initial direct costs, lease classification, or whether our contracts contain or are leases. We also made an accounting policy election to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less, unless the leases include options to renew or purchase the underlying asset that are reasonably certain to be exercised.

Based on our lease portfolio as of December 31, 2018, we plan to recognize an operating lease liability and related right-of-use asset on our balance sheet of approximately $2.6 billion, which represents the present value of our future minimum lease payments related to operating leases, primarily related to leases of real estate and aircraft. We do not anticipate material changes to our income statement or our statement of cash flows.

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
Disaggregation of Revenue

	Year Ended December 31,
	2018	2017	2016
Revenue:
Next Day Air	$7,618	$7,088	$6,752
Deferred	4,752	4,422	4,080
Ground	31,223	29,251	27,452
U.S. Domestic Package	$43,593	$40,761	$38,284

Domestic	$2,874	$2,646	$2,441
Export	10,973	10,170	9,369
Cargo & Other	595	526	536
International Package	$14,442	$13,342	$12,346

Forwarding	$6,580	$5,674	$4,873
Logistics	3,234	3,017	2,644
Freight	3,218	3,000	2,737
Other	794	791	726
Supply Chain & Freight	$13,826	$12,482	$10,980

Consolidated revenue	$71,861	$66,585	$61,610
We account for a contract when both parties have approved the contract and are committed to perform their obligations, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. See note 1 for the adoption of new accounting standards.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Contract assets related to in-transit packages were $234 and $170 million at December 31, 2018 and 2017, respectively, net of deferred revenue related to in-transit packages of $236 and $174 million at December 31, 2018 and 2017, respectively. Contract assets are included within "Other current assets" in the consolidated balance sheets. Short-term contract liabilities related to advanced payments from customers were $5 and $31 million at December 31, 2018 and 2017, respectively. Short-term contract liabilities are included within "Other current liabilities" in the consolidated balance sheets. Long-term contract liabilities related to advanced payments from customers were $26 million at December 31, 2018 and $0 at December 31, 2017, respectively. Long-term contract liabilities are included within "Other Non-Current liabilities" in the consolidated balance sheets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as trading and available-for-sale at December 31, 2018 and 2017 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2018
Current trading marketable securities:
Corporate debt securities	$137	$—	$—	$137
Equity securities	2	—	—	2
Total trading marketable securities	139	—	—	139

Current available-for-sale marketable securities:
U.S. government and agency debt securities	297	1	(1)	297
Mortgage and asset-backed debt securities	82	—	(1)	81
Corporate debt securities	275	—	(2)	273
Non-U.S. government debt securities	20	—	—	20
Total available-for-sale marketable securities	674	1	(4)	671

Total current marketable securities	$813	$1	$(4)	$810

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2017
Current trading marketable securities:
Corporate debt securities	$75	$—	$—	$75
Carbon credit investments(1)	77	16	—	93
Total trading marketable securities	152	16	—	168

Current available-for-sale marketable securities:
U.S. government and agency debt securities	286	—	(3)	283
Mortgage and asset-backed debt securities	86	—	—	86
Corporate debt securities	201	1	(1)	201
Equity securities	2	—	—	2
Non-U.S. government debt securities	9	—	—	9
Total available-for-sale marketable securities	584	1	(4)	581

Total current marketable securities	$736	$17	$(4)	$749

(1) These investments are hedged with forward contracts that are not designated in hedging relationships. See note 15 for offsetting statement of consolidated income impact.
Total current marketable securities that were pledged as collateral for our self-insurance requirements had an estimated fair value of $587 and $579 million at December 31, 2018 and 2017, respectively.

There were no gross realized gains on sales of available-for-sale securities in 2018 or 2017. Gross realized gains on sales of available-for-sale securities totaled $1 million in 2016. The gross realized losses on sales of available-for-sale securities totaled $4, $2 and $1 million in 2018, 2017, and 2016, respectively.
There were no material impairment losses recognized on marketable securities during 2018, 2017 or 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of December 31, 2018. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

Unrealized Losses
The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2018 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency debt securities	$54	$—	$111	$(2)	$165	$(2)
Mortgage and asset-backed debt securities	24	—	36	(1)	60	(1)
Corporate debt securities	99	—	81	(2)	180	(2)
Non-U.S. government debt securities	—	—	5	—	5	—
Total marketable securities	$177	$—	$233	$(5)	$410	$(5)
The unrealized losses for the corporate debt securities, mortgage and asset-backed debt securities and U.S. government and agency debt securities are primarily due to changes in market interest rates. We have both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost basis.
Maturity Information
The amortized cost and estimated fair value of marketable securities at December 31, 2018, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$268	$267
Due after one year through three years	448	447
Due after three years through five years	22	22
Due after five years	73	72
	811	808
Equity securities	2	2
	$813	$810

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Current Investments and Restricted Cash
Investments and Restricted Cash are primarily associated with our self-insurance requirements. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide collateral to the insurance carrier, which is invested in money market funds and corporate and municipal bonds. Collateral provided is reflected in "Cash, Cash Equivalents and Restricted Cash" in the statements of consolidated cash flows. At December 31, 2018 and 2017, we had $142 and $449 million in self-insurance investments and restricted cash, respectively.
We held a $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at December 31, 2018 and 2017, respectively. The quarterly change in investment fair value is recognized in "Investment income (expense) and other" on the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets, primarily real estate, of $9 and $15 million at December 31, 2018 and 2017, respectively.
The amounts described above are classified as “Non-current Investments and Restricted Cash” in the consolidated balance sheets.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows in shown below (in millions):

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$4,225	$3,320	$3,476
Restricted cash	$142	$449	$445
Total cash, cash equivalents and restricted cash	$4,367	$3,769	$3,921
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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “other non-current investments” in the tables below, and as “other non-current assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) a risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.16% and 7.56% as of December 31, 2018 and 2017, respectively. These inputs and the resulting fair values are updated on a quarterly basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2018
Marketable securities:
U.S. government and agency debt securities	$297	$—	$—	$297
Mortgage and asset-backed debt securities	—	81	—	81
Corporate debt securities	—	410	—	410
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	20	—	20
Total marketable securities	297	513	—	810
Other non-current investments	19	—	2	21
Total	$316	$513	$2	$831

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2017
Marketable securities:
U.S. government and agency debt securities	$283	$—	$—	$283
Mortgage and asset-backed debt securities	—	86	—	86
Corporate debt securities	—	276	—	276
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	9	—	9
Carbon credit investments	93	—	—	93
Total marketable securities	376	373	—	749
Other non-current investments	19	—	6	25
Total	$395	$373	$6	$774
There were no transfers of investments between Level 1 and Level 2 during the years ended December 31, 2018 and 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including both owned assets as well as assets subject to capital leases, consists of the following as of December 31, 2018 and 2017 (in millions):

	2018	2017
Vehicles	$9,820	$9,365
Aircraft	17,499	16,248
Land	2,000	1,582
Buildings	4,808	4,035
Building and leasehold improvements	4,323	3,934
Plant equipment	11,833	9,387
Technology equipment	2,093	1,907
Equipment under operating leases	—	29
Construction-in-progress	2,112	2,239
	54,488	48,726
Less: Accumulated depreciation and amortization	(27,912)	(26,608)
	$26,576	$22,118

As part of our ongoing investment in transformation, in 2018 we made prospective revisions to our estimates of useful lives for building improvements, vehicles and plant equipment which in general had the effect of lengthening the useful lives of these categories. This resulted in a decrease in depreciation expense and an increase in operating income of $286 million and an increase to net income of $228 million or $0.26 per share on a basic and diluted basis. Separately, capital investments in additional property, plant and equipment, net of disposals and fully-depreciated assets, resulted in an increase in depreciation expense of $257 million and a decrease to net income of $205 million or $0.24 per share on a basic and diluted basis in 2018. Combining both impacts resulted in a net decrease of $29 million to depreciation expense, and an increase to net income of $23 million or $0.03 per share on both a basic and diluted basis in 2018.
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor our other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. No impairment charges on property, plant and equipment were recorded in 2018, 2017 or 2016.
NOTE 5. COMPANY - SPONSORED EMPLOYEE BENEFIT PLANS
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
The UPS Retirement Plan was closed to new non-union participants effective July 1, 2016. The Company amended the UPS 401(k) Savings Plan so that employees who previously would have been eligible for participation in the UPS Retirement Plan receive, in addition to current benefits under the UPS 401(k) Savings Plan, a UPS Retirement Contribution. For employees eligible to receive the Retirement Contribution, UPS will contribute 3% to 8% of eligible pay to the UPS 401(k) Savings Plan based on years of vesting service and business unit. Contributions will be made annually in cash to the accounts of participants.
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
Defined Contribution Plans
We also sponsor several defined contribution plans for all employees not covered under collective bargaining agreements, and for certain employees covered under collective bargaining agreements. The Company matches, in shares of UPS common stock or cash, a portion of the participating employees’ contributions. Matching contributions charged to expense were $127, $119 and $111 million for 2018, 2017 and 2016, respectively.
Effective June 23, 2017, the Company amended the UPS 401(k) Savings Plan so that non-union employees who currently participate in the UPS Retirement Plan will, in addition to current benefits under the UPS 401(k) Savings Plan, earn a UPS Retirement Contribution beginning January 1, 2023. UPS will contribute 5% to 8% of eligible compensation to the UPS 401(k) Savings Plan based on years of vesting service. The amendment also provides for transition contributions for certain participants. There was no impact to the statement of consolidated income for 2018 and 2017 as a result of this change.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As noted above, effective July 1, 2016, the UPS 401(k) Savings Plan was amended so that newly hired employees who previously would have been eligible for participation in the UPS Retirement Plan began receiving a UPS Retirement Contribution. Contributions associated with this amendment charged to expense were $28, $23 and $4 million for 2018, 2017 and 2016 respectively.
Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $92, $91 and $82 million for 2018, 2017 and 2016, respectively.
Net Periodic Benefit Cost
Information about net periodic benefit cost for the company-sponsored pension and postretirement defined benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net Periodic Benefit Cost:
Service cost	$1,661	$1,543	$1,412	$29	$29	$28	$62	$60	$49
Interest cost	1,799	1,813	1,828	104	112	124	45	40	41
Expected return on assets	(3,201)	(2,883)	(2,516)	(8)	(7)	(6)	(77)	(66)	(58)
Amortization of prior service cost	193	192	166	7	7	5	1	1	1
Actuarial (gain) loss	1,603	729	2,520	—	53	17	24	18	114
Curtailment and settlement loss	—	—	—	—	—	—	—	2	—
Net periodic benefit cost	$2,055	$1,394	$3,410	$132	$194	$168	$55	$55	$147

Actuarial Assumptions
The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	3.84%	4.41%	4.86%	3.82%	4.23%	4.79%	2.78%	2.75%	3.51%
Rate of compensation increase	4.25%	4.27%	4.29%	N/A	N/A	N/A	3.22%	3.17%	3.04%
Expected return on assets	7.75%	8.75%	8.75%	7.20%	8.75%	8.75%	5.76%	5.65%	5.73%
Cash balance interest credit rate	2.50%	2.91%	3.36%	N/A	N/A	N/A	3.07%	2.65%	3.00%

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans.

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2018	2017	2018	2017	2018	2017
Discount rate	4.50%	3.84%	4.51%	3.82%	2.94%	2.78%
Rate of compensation increase	4.25%	4.25%	N/A	N/A	3.24%	3.23%
Cash balance interest credit rate	2.98%	2.50%	N/A	N/A	3.17%	3.07%
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the impact of each basis point change in the discount rate on the projected benefit obligation of the pension and postretirement medical benefit plans is as follows (in millions):

	Increase (Decrease) in the Projected Benefit Obligation
	Pension Benefits	Postretirement Medical Benefits
One basis point increase in discount rate	$(69)	$(2)
One basis point decrease in discount rate	73	2

The Society of Actuaries ("SOA") published mortality tables and improvement scales are used in developing the best estimate of mortality for U.S. plans. In October 2018, the SOA published an updated improvement scale which reduced expected mortality improvements from previously published scales. Based on our perspective of future longevity, we updated the mortality assumptions to incorporate this updated scale for purposes of measuring pension and other postretirement benefit obligations.
Assumptions for the expected return on plan assets are used to determine a component of net periodic benefit cost for the year. The assumption for our U.S. plans is developed using a long-term projection of returns for each asset class. Our asset allocation targets are reviewed and, if necessary, updated taking into consideration plan changes, funded status and actual performance. The expected return for each asset class is a function of passive, long-term capital market assumptions and excess returns generated from active management. The capital market assumptions used are provided by independent investment advisors, while excess return assumptions are supported by historical performance, fund mandates and investment expectations.
For plans outside the U.S., consideration is given to local market expectations of long-term returns. Strategic asset allocations are determined by plan based on the nature of liabilities and considering the demographic composition of the plan participants.
Actuarial Assumptions - Central States Pension Fund
UPS was a contributing employer to the Central States Pension Fund (“CSPF”) until 2007 when we withdrew from the CSPF and fully funded our allocable share of unfunded vested benefits by paying a $6.1 billion withdrawal liability. Under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), UPS agreed to provide coordinating benefits in the UPS/IBT Full Time Employee Pension Plan (“UPS/IBT Plan”) for UPS participants whose last employer was UPS and who had not retired as of January 1, 2008 (“the UPS Transfer Group”) in the event that benefits are lawfully reduced by the CSPF in the future consistent with the terms of our withdrawal agreement with the CSPF. Under our withdrawal agreement with the CSPF, benefits to the UPS Transfer Group cannot be reduced without our consent and can only be reduced in accordance with applicable law.
In December 2014, Congress passed the Multiemployer Pension Reform Act (“MPRA”). This change in law for the first time permitted multiemployer pension plans to reduce benefit payments to retirees, subject to specific guidelines in the statute and government approval. In September 2015, the CSPF submitted a proposed pension benefit reduction plan to the U.S. Department of the Treasury (“Treasury”). In May 2016, Treasury rejected the proposed plan submitted by the CSPF. In the first quarter of 2018, Congress established a Joint Select Committee to develop a recommendation to improve the solvency of multiemployer plans and the Pension Benefit Guaranty Corporation (“PBGC”) before a November 30, 2018 deadline. While the Committee’s efforts failed to meet its deadline, the Committee made significant progress towards finding solutions that will address the long term solvency of multiemployer pension plans. UPS will continue to work with all stakeholders, including legislators and regulators, to implement an acceptable solution.
The CSPF has said that it believes a legislative solution to its funded status is necessary or that it will become insolvent in 2025, and we expect that the CSPF will continue to explore options to avoid insolvency. Numerous factors could affect the CSPF’s funded status and UPS’s potential obligation to pay coordinating benefits under the UPS/IBT Plan. Any obligation to pay coordinating benefits will be subject to a number of significant uncertainties, including whether the CSPF submits a revised MPRA filing and the terms thereof, or whether it otherwise seeks federal government assistance, as well as the terms of any applicable legislation, the extent to which benefits are paid by the PBGC and our ability to successfully defend legal positions we may take in the future under the MPRA, including the suspension ordering provisions, our withdrawal agreement and other applicable law.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We account for the potential obligation to pay coordinating benefits to the UPS Transfer Group under Accounting Standards Codification Topic 715- Compensation- Retirement Benefits (“ASC 715”), which requires us to provide a best estimate of various actuarial assumptions, including the eventual outcome of this matter, in measuring our pension benefit obligation at the December 31st measurement date. While we currently believe the most likely outcome to this matter and the broader systemic problems facing multiemployer pension plans is intervention by the federal government, ASC 715 does not permit anticipation of changes in law in making a best estimate of pension liabilities.
As such, our best estimate of the next most likely outcome at the measurement date is that the CSPF submits and implements another benefit reduction plan under the MPRA during 2019. We believe any MPRA filing would be designed to forestall insolvency by reducing benefits to participants other than the UPS Transfer Group to the maximum extent permitted, and then reducing benefits to the UPS Transfer Group by a lesser amount.
We have evaluated this outcome using a deterministic cash flow projection, reflecting updated estimated CSPF cash flows and investment earnings, the lack of legislative action and the absence of a MPRA filing by the CSPF in 2018. As a result, at the December 31, 2018 measurement date, the best estimate of our projected benefit obligation increased by $1.6 billion for coordinating benefits that may be required to be directly provided by the UPS/IBT Plan to the UPS Transfer Group.
The future value of this estimate will be influenced by the terms and timing of any MPRA filing, changes in our discount rate, rate of return on assets and other actuarial assumptions, presumed solvency of the PBGC, as well as potential solutions resulting from federal government intervention. Any such event may result in a decrease or an increase in the best estimate of our projected benefit obligation. If the uncertainties are not resolved, it is reasonably possible that our projected benefit obligation could increase by approximately $2.4 billion, resulting in a total obligation for coordinating benefits of approximately $4.0 billion as previously disclosed. If a future change in law occurs, it may be a significant event requiring an interim remeasurement of the UPS/IBT Plan at the date the law is enacted. We will continue to assess the impact of these uncertainties on our projected benefit obligation in accordance with ASC 715.
Other Actuarial Assumptions
Healthcare cost trends are used to project future postretirement medical benefits payable from our plans. For year-end 2018 U.S. plan obligations, future postretirement medical benefit costs were forecasted assuming an initial annual rate of increase of 6.0%, decreasing to 4.5% by the year 2022 and with consistent annual increases at that ultimate level thereafter.
Funded Status
The following table discloses the funded status of our plans and the amounts recognized in our consolidated balance sheets as of December 31st (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2018	2017	2018	2017	2018	2017
Funded Status:
Fair value of plan assets	$39,554	$41,932	$26	$183	$1,284	$1,333
Benefit obligation	(45,333)	(45,847)	(2,510)	(2,792)	(1,552)	(1,651)
Funded status recognized at December 31	$(5,779)	$(3,915)	$(2,484)	$(2,609)	$(268)	$(318)
Funded Status Recognized in our Balance Sheet:
Other non-current assets	$—	$284	$—	$—	$35	$35
Other current liabilities	(20)	(18)	(195)	(77)	(4)	(5)
Pension and postretirement benefit obligations	(5,759)	(4,181)	(2,289)	(2,532)	(299)	(348)
Net liability at December 31	$(5,779)	$(3,915)	$(2,484)	$(2,609)	$(268)	$(318)
Amounts Recognized in AOCI:
Unrecognized net prior service cost	$(1,018)	$(880)	$(21)	$(29)	$(14)	$(2)
Unrecognized net actuarial gain (loss)	(3,967)	(4,277)	(32)	(195)	(100)	(126)
Gross unrecognized cost at December 31	(4,985)	(5,157)	(53)	(224)	(114)	(128)
Deferred tax assets (liabilities) at December 31	1,205	1,840	13	69	28	31
Net unrecognized cost at December 31	$(3,780)	$(3,317)	$(40)	$(155)	$(86)	$(97)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for our pension plans as of the measurement dates in 2018 and 2017 was $45.704 and $45.776 billion, respectively.
Benefit payments under the pension plans include $23 and $22 million paid from employer assets in 2018 and in 2017, respectively. Benefit payments (net of participant contributions) under the postretirement medical benefit plans include $87 and $93 million paid from employer assets in 2018 and 2017, respectively. Such benefit payments from employer assets are also categorized as employer contributions.
At December 31, 2018 and 2017, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with benefit obligations in excess of plan assets were as follows (in millions):

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2018	2017	2018	2017
U.S. Pension Benefits:
Projected benefit obligation	$45,333	$37,113	$45,333	$37,113
Accumulated benefit obligation	44,284	35,538	44,284	35,538
Fair value of plan assets	39,554	32,914	39,554	32,914
International Pension Benefits:
Projected benefit obligation	$630	$1,138	$630	$647
Accumulated benefit obligation	539	992	539	549
Fair value of plan assets	339	798	339	342
The accumulated postretirement benefit obligation presented in the funded status table exceeds plan assets for all U.S. postretirement medical benefit plans.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit Obligations and Fair Value of Plan Assets
The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets as of the respective measurement dates in each year (in millions).

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2018	2017	2018	2017	2018	2017
Benefit Obligations:
Projected benefit obligation at beginning of year	$45,847	$41,069	$2,792	$2,730	$1,651	$1,425
Service cost	1,661	1,543	29	29	62	60
Interest cost	1,799	1,813	104	112	45	40
Gross benefits paid	(1,390)	(1,309)	(263)	(264)	(33)	(32)
Plan participants’ contributions	—	—	26	26	3	3
Plan amendments(1)	331	—	—	—	13	—
Actuarial (gain)/loss	(2,915)	4,256	(178)	159	(81)	26
Foreign currency exchange rate changes	—	—	—	—	(110)	129
Curtailments and settlements	—	(1,525)	—	—	(1)	(3)
Other	—	—	—	—	3	3
Projected benefit obligation at end of year	$45,333	$45,847	$2,510	$2,792	$1,552	$1,651

(1) Resulting from a new Teamster national master agreement.

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2018	2017	2018	2017	2018	2017
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$41,932	$31,215	$183	$15	$1,333	$1,092
Actual return on plan assets	(1,007)	4,717	(7)	(2)	(6)	96
Employer contributions	19	7,309	87	408	80	77
Plan participants’ contributions	—	—	26	26	3	3
Gross benefits paid	(1,390)	(1,309)	(263)	(264)	(33)	(32)
Foreign currency exchange rate changes	—	—	—	—	(92)	100
Curtailments and settlements	—	—	—	—	(1)	(3)
Fair value of plan assets at end of year	$39,554	$41,932	$26	$183	$1,284	$1,333
2018 - $3.174 billion pre-tax actuarial gain related to benefit obligation:

•
Discount Rates ($4.829 billion pre-tax gain): The weighted-average discount rate for our pension and postretirement medical plans increased from 3.81% at December 31, 2017 to 4.45% at December 31, 2018, primarily due to both an increase in U.S. treasury yields and an increase in credit spreads on AA-rated corporate bonds in 2018.

•
Coordinating benefits attributable to the Central States Pension Fund ($1.550 billion pre-tax loss): This represents our current best estimate of potential coordinating benefits that may be required to be paid related to the Central States Pension Fund.

•
Demographic and Assumption Changes ($105 million pre-tax loss): This represents the difference between actual and estimated participant data and demographic factors, including items such as healthcare cost trends, compensation rate increases and rates of termination, retirement and mortality.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017 - $4.441 billion pre-tax actuarial loss related to benefit obligation:

•
Discount Rates ($4.124 billion pre-tax loss): The weighted-average discount rate for our pension and postretirement medical plans decreased from 4.34% at December 31, 2016 to 3.81% at December 31, 2017, primarily due to both a decline in U.S. treasury yields and a decrease in credit spreads on AA-rated corporate bonds in 2017.

•
Demographic and Assumption Changes ($317 million pre-tax loss): This represents the difference between actual and estimated participant data and demographic factors, including items such as healthcare cost trends, compensation rate increases and rates of termination, retirement and mortality.

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
Investments that do not have a readily determinable fair value, and which provide a net asset value ("NAV" or its equivalent) developed consistent with FASB measurement principles, are valued using NAV as a practical expedient. These investments are not classified in Levels 1, 2, or 3 of the fair value hierarchy but instead included in the subtotals within the tables shown below. Such investments include hedge funds, risk parity funds, real estate investments, private debt and private equity funds. Investments in hedge funds are valued using the reported NAV as of December 31st. Real estate investments, private debt and private equity funds are valued using fair values per the most recent partnership audited financial reports, and adjusted, as appropriate, for any lag between the date of the financial reports and December 31st. Due to the inherent limitations in obtaining a readily determinable fair value measurement for alternative investments, the fair values reported may differ from the values that would have been used had a ready market for the alternative investments existed. These investments are described further below:

•
Hedge Funds: Plan assets are invested in hedge funds that pursue multiple strategies to diversify risk and reduce volatility. Most of these hedge funds allow redemptions either quarterly or semi-annually after a two to three month notice period, while others allow for redemption after only a brief notification period with no restriction on redemption frequency. No unfunded commitments existed with respect to hedge funds as of December 31, 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Risk Parity Funds: Plan assets are invested in risk parity strategies in order to provide diversification and balance risk/return objectives. These strategies reflect a multi-asset class balanced risk approach generally consisting of equity, interest rates, credit and commodities. These funds allow for monthly redemptions with only a brief notification period. No unfunded commitments existed with respect to risk parity funds as of December 31, 2018.

•
Real Estate, Private Debt and Private Equity Funds: Plan assets are invested in limited partnership interests in various private equity, private debt and real estate funds. Limited provision exists for the redemption of these interests by the limited partners that invest in these funds until the end of the term of the partnerships, typically ranging between 10 and 15 years from the date of inception. An active secondary market exists for similar partnership interests, although no particular value (discount or premium) can be guaranteed. At December 31, 2018, unfunded commitments to such limited partnerships totaling approximately $2.090 billion are expected to be contributed over the remaining investment period, typically ranging between three and six years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. and international pension and postretirement benefit plan assets by asset category as of December 31, 2018 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations.

	Total Assets(1)	Level 1	Level 2	Level 3	Percentage of Plan Assets	Target Allocation
Asset Category (U.S. Plans):
Cash and cash equivalents	$157	$108	$49	$—	0.4%	1-5
Equity Securities:
U.S. Large Cap	5,276	2,155	3,121	—
U.S. Small Cap	542	386	156	—
Emerging Markets	1,859	1,436	423	—
Global Equity	2,320	2,056	264	—
International Equity	3,670	2,189	1,481	—
Total Equity Securities	13,667	8,222	5,445	—	34.5	25-55
Fixed Income Securities:
U.S. Government Securities	12,295	11,922	373	—
Corporate Bonds	4,303	—	4,301	2
Global Bonds	55	—	55	—
Municipal Bonds	16	—	16	—
Total Fixed Income Securities	16,669	11,922	4,745	2	42.1	35-55
Other Investments:
Hedge Funds	3,154	—	1,185	—	8.0	5-15
Private Equity	2,763	—	—	—	7.0	1-10
Private Debt	836	—	178	—	2.1	1-10
Real Estate	1,989	152	53	—	5.0	1-10
Structured Products(2)	138	—	138	—	0.4	1-5
Risk Parity Funds	207	—	—	—	0.5	1-10
Total U.S. Plan Assets	$39,580	$20,404	$11,793	$2	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$45	$4	$41	—	3.5	1-10
Equity Securities:
Local Markets Equity	171	—	171	—
U.S. Equity	34	—	34	—
Emerging Markets	33	33	—	—
International / Global Equity	348	150	198	—
Total Equity Securities	586	183	403	—	45.6	30-60
Fixed Income Securities:
Local Government Bonds	102	24	78	—
Corporate Bonds	195	54	141	—
Global Bonds	27	27		—
Total Fixed Income Securities	324	105	219	—	25.2	25-45
Other Investments:
Real Estate	121	—	76	—	9.4	5-10
Other	208	—	191	4	16.3	1-20
Total International Plan Assets	$1,284	$292	$930	$4	100.0%
Total Plan Assets	$40,864	$20,696	$12,723	$6
(1) Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the category totals.
(2) Represent mortgage and asset-backed securities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. and international pension and postretirement benefit plan assets by asset category as of December 31, 2017 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations.

	Total Assets(1)	Level 1	Level 2	Level 3	Percentage of Plan Assets	Target Allocation
Asset Category (U.S. Plans):
Cash and cash equivalents(2)	$5,725	$5,292	$433	$—	13.6%	0-5
Equity Securities:
U.S. Large Cap	5,924	3,121	2,803	—
U.S. Small Cap	591	421	170	—
Emerging Markets	2,101	1,669	432	—
Global Equity	2,817	2,400	417	—
International Equity	4,791	2,950	1,841	—
Total Equity Securities	16,224	10,561	5,663	—	38.5	35-55
Fixed Income Securities:
U.S. Government Securities	7,695	7,323	372	—
Corporate Bonds	3,865	—	3,857	8
Global Bonds	53	—	53	—
Municipal Bonds	21	—	21	—
Total Fixed Income Securities	11,634	7,323	4,303	8	27.6	25-35
Other Investments:
Hedge Funds	2,910	—	1,031	—	6.9	5-15
Private Equity	2,107	—	—	—	5.0	1-10
Private Debt	953	—	237	—	2.3	1-10
Real Estate	2,031	157	139	—	4.8	1-10
Structured Products(3)	172	—	172	—	0.4	0-5
Risk Parity Funds	359	—	—	—	0.9	1-10
Total U.S. Plan Assets	$42,115	$23,333	$11,978	$8	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$78	$43	$35	—	5.8	0-10
Equity Securities:
Local Markets Equity	213	—	213	—
U.S. Equity	30	—	30	—
Emerging Markets	38	38	—	—
International / Global Equity	356	166	190	—
Total Equity Securities	637	204	433	—	47.7	30-60
Fixed Income Securities:
Local Government Bonds	103	25	78	—
Corporate Bonds	198	59	139	—
Total Fixed Income Securities	301	84	217	—	22.6	25-50
Other Investments:
Real Estate	124	—	79	—	9.3	5-10
Other	193	—	184	—	14.6	0-20
Total International Plan Assets	$1,333	$331	$948	$—	100.0%
Total Plan Assets	$43,448	$23,664	$12,926	$8
(1) Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the category totals.
(2) Includes $5 billion in contributions made in December 2017 that had not yet been invested according to the targeted allocations.
(3) Represents mortgage and asset-backed securities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the Level 3 instruments measured on a recurring basis for the years ended December 31, 2018 and 2017 (in millions).

	Corporate Bonds	Other	Total
Balance on January 1, 2017	$—	$—	$—
Actual Return on Assets:
Assets Held at End of Year	—	—	—
Assets Sold During the Year	—	—	—
Purchases	9	—	9
Sales	(1)	—	(1)
Transfers Into (Out of) Level 3	—	—	—
Balance on December 31, 2017	$8	$—	$8
Actual Return on Assets:
Assets Held at End of Year	—	—	—
Assets Sold During the Year	(7)	—	(7)
Purchases	11	9	20
Sales	(10)	(5)	(15)
Transfers Into (Out of) Level 3	—	—	—
Balance on December 31, 2018	$2	$4	$6
There were no UPS class A or B shares of common stock directly held in plan assets as of December 31, 2018 or December 31, 2017.
Expected Cash Flows
Information about expected cash flows for the pension and postretirement benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Expected Employer Contributions:
2019 to plan trusts	$2,000	$192	$63
2019 to plan participants	20	74	5
Expected Benefit Payments:
2019	$1,505	$227	$29
2020	1,652	233	32
2021	1,788	227	36
2022	1,930	218	41
2023	2,075	209	46
2024 - 2028	12,550	912	319

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

The discussion that follows sets forth the financial impact on our results of operations and cash flows for the years ended December 31, 2018, 2017 and 2016, from our participation in multiemployer benefit plans. As part of the overall collective bargaining process for wage and benefit levels, we have agreed to contribute certain amounts to the multiemployer benefit plans during the contract period. The multiemployer benefit plans set benefit levels and are responsible for benefit delivery to participants. Future contribution amounts to multiemployer benefit plans are determined only through collective bargaining, and we have no additional legal or constructive obligation to increase contributions beyond the agreed-upon amounts (except potential surcharges under the Pension Protection Act of 2006 as described above).
The number of employees covered by our multiemployer pension plans has remained consistent over the past three years, and there have been no significant changes that affect the comparability of 2018, 2017 and 2016 contributions. We recognize expense for the contractually-required contribution for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.
Status of Collective Bargaining Agreements
As of December 31, 2018, we had approximately 283,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. These agreements expired on July 31, 2018. On October 5, 2018, the Teamsters declared that the tentative national master agreement for the U.S. Domestic Package business unit was considered ratified, and will be implemented as soon as five remaining local and supplemental agreements are negotiated and ratified. We remain in the process of negotiating and ratifying four of these local and supplemental agreements which, when ratified, will be retroactive to August 1, 2018. The UPS Freight business unit national master agreement was ratified on November 11, 2018.
We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which becomes amendable on September 1, 2021.
Our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727. On February 8, 2019, the airline mechanics who are covered by this agreement voted to ratify a new contract which will become amendable November 1, 2023. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”) that will expire on July 31, 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multiemployer Pension Plans
The following table outlines our participation in multiemployer pension plans for the periods ended December 31, 2018, 2017 and 2016, and sets forth our calendar year contributions and accruals for each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2018 and 2017 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. As of December 31, 2018, all plans that have either a FIP or RP requirement have had the respective plan implemented.
Our collectively-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside of the agreed upon contractual rates are not required. For the plans detailed in the following table, the expiration date of the associated collective bargaining agreements was July 31, 2018, with the exception of the Automotive Industries Pension Plan and the IAM National Pension Fund / National Pension Plan which both have a July 31, 2019 expiration date. For those plans covered by the collective bargaining agreement that expired on July 31, 2018, we have accrued a liability for the estimated contributions (which are included in the following table) under our new collective bargaining agreement that has been approved, but not yet implemented. For all plans detailed in the following table, we provided more than 5% of the total plan contributions from all employers for 2018, 2017 and 2016 (as disclosed in the annual filing with the Department of Labor for each respective plan).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain plans have been aggregated in the “all other multiemployer pension plans” line in the following table, as the contributions to each of these individual plans are not material.

	EIN / Pension Plan	Pension Protection Act Zone Status		FIP / RP Status Pending /	(in millions) UPS Contributions and Accruals			Surcharge
Pension Fund	Number	2018	2017	Implemented	2018	2017	2016	Imposed
Alaska Teamster-Employer Pension Plan	92-6003463-024	Red	Red	Yes/Implemented	$5	$5	$5	No
Automotive Industries Pension Plan	94-1133245-001	Red	Red	Yes/Implemented	5	5	4	No
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789-001	Green	Green	No	44	40	38	No
Eastern Shore Teamsters Pension Fund	52-0904953-001	Green	Green	No	6	5	5	No
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850-001	Red	Red	Yes/Implemented	13	12	11	No
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424-001	Red	Red	Yes/Implemented	9	8	7	No
I.A.M. National Pension Fund / National Pension Plan	51-6031295-002	Green	Green	No	38	35	31	No
International Brotherhood of Teamsters Union Local No. 710 Pension Fund	36-2377656-001	Green	Green	No	129	118	107	No
Local 705, International Brotherhood of Teamsters Pension Plan	36-6492502-001	Yellow	Yellow	Yes/Implemented	104	93	88	No
Local 804 I.B.T. & Local 447 I.A.M.—UPS Multiemployer Retirement Plan	51-6117726-001	Yellow	Yellow	Yes/Implemented	116	110	103	No
Milwaukee Drivers Pension Trust Fund	39-6045229-001	Green	Green	No	42	38	36	No
New England Teamsters & Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes/Implemented	121	114	114	No
New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red	Red	Yes/Implemented	108	100	91	No
Teamster Pension Fund of Philadelphia and Vicinity	23-1511735-001	Yellow	Yellow	Yes/Implemented	66	60	56	No
Teamsters Joint Council No. 83 of Virginia Pension Fund	54-6097996-001	Green	Green	No	69	64	61	No
Teamsters Local 639—Employers Pension Trust	53-0237142-001	Green	Green	No	61	55	51	No
Teamsters Negotiated Pension Plan	43-6196083-001	Green	Green	No	34	32	31	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Plan	52-6043608-001	Green	Green	No	22	20	19	No
United Parcel Service, Inc.—Local 177, I.B.T. Multiemployer Retirement Plan	13-1426500-419	Red	Red	Yes/Implemented	95	88	83	No
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	No	868	772	694	No
Western Pennsylvania Teamsters and Employers Pension Fund	25-6029946-001	Red	Red	Yes/Implemented	31	30	28	No
All Other Multiemployer Pension Plans					56	66	56
				Total Contributions	$2,042	$1,870	$1,719
Agreement with the New England Teamsters and Trucking Industry Pension Fund
In 2012, we reached an agreement with the New England Teamsters and Trucking Industry Pension Fund ("NETTI Fund"), a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. As of December 31, 2018 and 2017, we had $852 and $859 million, respectively, recognized in "Other non-current liabilities" as well as $7 million as of December 31, 2018 and 2017 recorded in "other current liabilities" on our consolidated balance sheets representing the remaining balance of the NETTI Fund withdrawal liability. This liability is payable in equal monthly installments over a remaining term of approximately 44 years. Based on the borrowing rates currently available to the Company for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of December 31, 2018 and 2017 was $832 and $921 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multiemployer Health and Welfare Plans
We also contribute to several multiemployer health and welfare plans that cover both active and retired employees. Healthcare benefits are provided to participants who meet certain eligibility requirements as covered under the applicable collective bargaining unit. The following table sets forth our calendar year plan contributions and accruals. For those plans covered by the collective bargaining agreement that expired on July 31, 2018, we have accrued a liability for the estimated contributions (which are included in the following table) under our new collective bargaining agreement that has been approved, but not yet implemented. Certain plans have been aggregated in the “all other multiemployer health and welfare plans” line in the table, as the contributions to each of these individual plans are not material.

	(in millions) UPS Contributions and Accruals
Health and Welfare Fund	2018	2017	2016
Central States, South East & South West Areas Health and Welfare Fund	$2,530	$2,366	$2,268
Teamsters Western Region & Local 177 Health Care Plan	656	605	571
Health & Welfare Insurance Fund Teamsters Local 653	8	7	6
Bay Area Delivery Drivers	40	37	35
Central Pennsylvania Teamsters Health & Pension Fund	29	27	25
Delta Health Systems—East Bay Drayage Drivers	30	29	27
Employer—Teamster Local Nos. 175 & 505	12	11	11
General Teamsters Local 493 Health Services & Insurance Plan	6	5	5
Joint Council #83 Health & Welfare Fund	40	37	33
Local 191 Teamsters Health Fund	13	13	12
Local 401 Teamsters Health & Welfare Fund	10	9	8
Local 443 Transportation Health Services & Insurance Plan	6	5	5
Local 804 Welfare Trust Fund	90	84	79
Milwaukee Drivers Pension Trust Fund—Milwaukee Drivers Health and Welfare Trust Fund	43	38	36
Montana Teamster Employers Trust	9	8	8
New York State Teamsters Health & Hospital Fund	62	59	56
North Coast Benefit Trust	12	11	8
Northern California General Teamsters (DELTA)	153	132	116
Northern New England Benefit Trust	54	50	47
Oregon / Teamster Employers Trust	43	38	34
Teamsters 170 Health & Welfare Fund	18	17	16
Teamsters Benefit Trust	48	46	43
Teamsters Local 251 Health & Insurance Plan	17	15	14
Teamsters Local 404 Health & Insurance Plan	8	8	7
Teamsters Local 638 Health Fund	48	43	40
Teamsters Local 639—Employers Health & Pension Trust Funds	29	27	27
Teamsters Local 671 Health Services & Insurance Plan	19	17	17
Teamsters Union 25 Health Services & Insurance Plan	56	52	50
Teamsters Union Local 677 Health Services & Insurance Plan	12	11	10
Truck Drivers and Helpers Local 355 Baltimore Area Health & Welfare Fund	18	16	16
Utah-Idaho Teamsters Security Fund	32	29	26
Washington Teamsters Welfare Trust	57	52	47
All Other Multiemployer Health and Welfare Plans	60	68	58
Total Contributions	$4,268	$3,972	$3,761

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by segment (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
Balance on January 1, 2017	$715	$407	$2,635	$3,757
Acquired	—	18	54	72
Currency / Other	—	10	33	43
Balance on December 31, 2017	$715	$435	$2,722	$3,872
Acquired	—	—	—	—
Currency / Other	—	(18)	(43)	(61)
Balance on December 31, 2018	$715	$417	$2,679	$3,811
2018 Goodwill Activity
The change in goodwill for both the Supply Chain & Freight and the International Package segments was due to immaterial purchase accounting adjustments and the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
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
Goodwill Impairment
We completed our annual goodwill impairment valuation, as of July 1st, on a reporting unit basis. For the periods presented, no triggering events were identified that required an interim impairment test.
U.S. Domestic Package is our largest reporting segment. In our International Package reporting segment, we have the following reporting units: Europe, Asia, Americas and ISMEA (Indian Subcontinent, Middle East and Africa). In our Supply Chain & Freight segment we have the following reporting units: Forwarding, Logistics, UPS Mail Innovations, UPS Freight, The UPS Store, UPS Capital, Marken and Coyote.
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

In 2018, we utilized a qualitative assessment to determine that it was more likely than not that the reporting unit fair value exceeded the carrying value for our U.S. Domestic Package, Europe Package, Asia Package, Americas Package, ISMEA Package, Forwarding, Logistics, UPS Mail Innovations, The UPS Store and UPS Capital reporting units. For the remaining reporting units owned at the annual goodwill impairment testing date, we utilized the two-step process to test goodwill for impairment. We did not have any goodwill impairment charges in 2018, 2017 or 2016. Cumulatively, our Supply Chain & Freight segment has recorded $622 million of goodwill impairment charges, while our International and U.S. Domestic Package segments have not recorded any goodwill impairment charges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
The following is a summary of intangible assets at December 31, 2018 and 2017 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Amortization Period (in years)
December 31, 2018
Capitalized software	$3,693	$(2,478)	$1,215	6.9
Licenses	117	(36)	81	3.9
Franchise rights	145	(105)	40	20.0
Customer relationships	736	(217)	519	10.5
Trade name	200	—	200	N/A
Trademarks, patents and other	52	(31)	20	5.8
Total Intangible Assets	$4,943	$(2,867)	$2,075	7.7
December 31, 2017
Capitalized software	$3,273	$(2,310)	$963
Licenses	114	(10)	104
Franchise rights	144	(97)	47
Customer relationships	776	(160)	616
Trade name	200	—	200
Trademarks, patents and other	71	(37)	34
Total Intangible Assets	$4,578	$(2,614)	$1,964
A trade name and licenses with a carrying value of $200 and $5 million, respectively, as of December 31, 2018 are deemed to be indefinite-lived intangible assets, and therefore are not amortized. Impairment tests for indefinite-lived intangible assets are performed on an annual basis. All of our other recorded intangible assets are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that may indicate that the carrying value of the intangible may not be recoverable. There was a $12 and $7 million impairment of finite-lived intangible assets in 2018 and 2017, respectively.
Amortization of intangible assets was $339, $287 and $321 million during 2018, 2017 and 2016, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2018 for the next five years is as follows (in millions): 2019—$432; 2020—$380; 2021—$312; 2022—$249; 2023—$199. Amortization expense in future periods will be affected by business acquisitions, software development, licensing agreements, franchise rights purchases and other factors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEBT AND FINANCING ARRANGEMENTS
The following table sets forth the principal amount, maturity or range of maturities, as well as the carrying value of our debt obligations, as of December 31, 2018 and 2017 (in millions). The carrying value of these debt obligations can differ from the principal amount due to the impact of unamortized discounts or premiums and valuation adjustments resulting from interest rate swap hedging relationships.

	Principal		Carrying Value
	Amount	Maturity	2018	2017
Commercial paper	$2,662	2019	$2,662	$3,203
Fixed-rate senior notes:
5.500% senior notes	750	2018	—	751
5.125% senior notes	1,000	2019	998	1,019
3.125% senior notes	1,500	2021	1,492	1,549
2.050% senior notes	700	2021	698	696
2.450% senior notes	1,000	2022	1,023	979
2.350% senior notes	600	2022	597	597
2.500% senior notes	1,000	2023	994	992
2.800% senior notes	500	2024	496	495
2.400% senior notes	500	2026	498	497
3.050% senior notes	1,000	2027	991	990
6.200% senior notes	1,500	2038	1,482	1,482
4.875% senior notes	500	2040	490	489
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	491	491
3.750% senior notes	1,150	2047	1,136	1,135
Floating-rate senior notes:
Floating-rate senior notes	350	2021	349	348
Floating-rate senior notes	400	2022	399	398
Floating-rate senior notes	500	2023	499	496
Floating-rate senior notes	1,042	2049-2067	1,029	1,032
8.375% Debentures:
8.375% debentures	424	2020	419	447
8.375% debentures	276	2030	274	282
Pound Sterling Notes:
5.500% notes	84	2031	84	84
5.125% notes	577	2050	546	586
Euro Senior Notes:
0.375% senior notes	803	2023	797	832
1.625% senior notes	803	2025	798	833
1.000% senior notes	573	2028	570	595
1.500% senior notes	573	2032	569	594
Floating-rate senior notes	573	2020	572	598
Canadian senior notes:
2.125% senior notes	551	2024	548	593
Capital lease obligations	534	2019 – 3005	534	500
Facility notes and bonds	320	2029 – 2045	320	319
Other debt	13	2019 – 2022	13	19
Total debt	$23,633		22,736	24,289
Less: current maturities			(2,805)	(4,011)
Long-term debt			$19,931	$20,278

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as of December 31, 2018: $1.968 billion with an average interest rate of 2.34% and €606 million ($694 million) with an average interest rate of -0.37%. The amount of commercial paper outstanding under these programs in 2019 is expected to fluctuate.
Debt Classification
We have classified our 5.125% senior notes due April 2019 with a principal balance of $1.0 billion as long term based on our intent and ability to refinance the debt as of December 31, 2018. We have classified certain floating-rate senior notes that are putable by the note holders as long-term debt, due to our intent and ability to refinance the debt if the put option is exercised by the note holders.
Fixed-Rate Senior Notes
We have completed several offerings of fixed-rate senior notes. All of the notes pay interest semi-annually, and allow for redemption of the notes by UPS at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. We subsequently entered into interest rate swaps on several of these notes, which effectively converted the fixed interest rates on the notes to variable LIBOR-based interest rates. The average interest rate payable on these notes, including the impact of the interest rate swaps, for 2018 and 2017, respectively, were as follows:

	Principal		Average Effective Interest Rate
	Value	Maturity	2018	2017
1.125% senior notes	$375	2017	—%	1.51%
5.50% senior notes	750	2018	3.63%	3.45%
5.125% senior notes	1,000	2019	3.99%	2.98%
3.125% senior notes	1,500	2021	2.32%	1.34%
2.45% senior notes	1,000	2022	2.77%	1.78%
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
Interest is payable semi-annually in April and October for both tranches and neither tranche is subject to sinking fund requirements. We subsequently entered into interest rate swaps on the 2020 debentures, which effectively converted the fixed interest rates on the debentures to variable LIBOR-based interest rates. The average interest rate payable on the 2020 debentures, including the impact of the interest rate swaps, for 2018 and 2017 was 6.93% and 5.95%, respectively.
Floating-Rate Senior Notes
The floating-rate senior notes with principal amounts totaling $1.042 billion, bear interest at either one or three-month LIBOR, less a spread ranging from 30 to 45 basis points. The average interest rate for 2018 and 2017 was 1.76% and 0.74%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and putable by the note holders at various times after one year at a stated percentage of par value. The notes have maturities ranging from 2049 through 2067. We classified the floating-rate senior notes that are putable by the note holder as a long-term liability, due to our intent and ability to refinance the debt if the put option is exercised by the note holder.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The remaining three floating-rate senior notes in the principal amounts of $350, $400 and $500 million, bear interest at three-month LIBOR, plus a spread ranging from 15 to 45 basis points. The average interest rate for 2018 and 2017 was 2.50% and 0.5%, respectively. These notes are not callable. The notes have maturities ranging from 2021 through 2023. We classified the floating-rate senior notes that are putable by the note holder as a long-term liability, due to our intent and ability to refinance the debt if the put option is exercised by the note holder.
Capital Lease Obligations
We have certain property, plant and equipment subject to capital leases. Some of the obligations associated with these capital leases have been legally defeased. The recorded value of our property, plant and equipment subject to capital leases is as follows as of December 31 (in millions):

	2018	2017
Aircraft	$2,291	$2,291
Buildings	265	285
Vehicles, plant equipment, technology equipment and other	22	70
Accumulated amortization	(924)	(990)
Property, plant and equipment subject to capital leases	$1,654	$1,656
These capital lease obligations have principal payments due at various dates from 2019 through 3005.
Facility Notes and Bonds
We have entered into agreements with certain municipalities to finance the construction of, or improvements to, facilities that support our U.S. Domestic Package and Supply Chain & Freight operations in the United States. These facilities are located around airport properties in Louisville, Kentucky; Dallas, Texas; and Philadelphia, Pennsylvania. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by the municipalities, as follows:

•
Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, Kentucky. The bonds, which are due in January 2029, bear interest at a variable rate, and the average interest rates for 2018 and 2017 were 1.43% and 0.83%, respectively.

•
Bonds with a principal balance of $42 million and due in November 2036 issued by the Louisville Regional Airport Authority associated with our air freight facility in Louisville, Kentucky. The bonds bear interest at a variable rate, and the average interest rates for 2018 and 2017 were 1.39% and 0.80%, respectively.

•
Bonds with a principal balance of $29 million issued by the Dallas / Fort Worth International Airport Facility Improvement Corporation associated with our Dallas, Texas airport facilities. The bonds are due in May 2032 and bear interest at a variable rate, however the variable cash flows on the obligation have been swapped to a fixed 5.11%.

•
Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, Pennsylvania airport facilities. These bonds, which are due September 2045, bear interest at a variable rate. The average interest rate for 2018 and 2017 was 1.35% and 0.78%, respectively.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Canadian Dollar Senior Notes
The Canadian Dollar senior notes consist of a single series a follows:

•
Notes in the principal amount of C$750 million, which bear interest at a 2.125% fixed interest rate and mature in May 2024. Interest on the notes is payable semi-annually beginning November 2017. The notes are callable at our option, in whole or in part at the Government of Canada yield plus 21.5 basis points, and on or after the par call date, at par value.

Euro Senior Notes
The Euro senior notes consist of four separate issuances, as follows:

•
Notes in the principal amount of €500 million accrue interest at a 1% fixed rate and are due in November 2028. Interest is payable annually on the notes, commencing in November 2017. These notes are callable at our option at a redemption price equal to the greater of 100% of the principal amounts, or the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark comparable German government bond yield plus 15 basis points and accrued interest.

•
Notes with a principal amount of €500 million accrue interest at a variable rate equal to three-month EURIBOR plus 43 basis points and are due in July 2020. Interest is payable quarterly on the notes, commencing in April 2016. These notes are not callable. The senior notes bear interest at a variable rate, and the average interest rates for 2018 and 2017 were 0.11% and 0.10%, respectively.

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

•
Notes with principal amounts of €700 million and €500 million accrue interest at a 0.375% and 1.500% fixed rates, respectively, and are due in November 2023 and November 2032, respectively. Interest on these notes is payable annually, beginning in November 2018. The notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark comparable government bond yield plus 10 and 20 basis points, respectively, and accrued interest.

Contractual Commitments
We lease certain aircraft, facilities, land, equipment and vehicles under operating leases, which expire at various dates through 2066. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $959, $804 and $686 million for 2018, 2017 and 2016, respectively.
The following table sets forth the aggregate minimum lease payments under capital and operating leases, the aggregate annual principal payments due under our long-term debt and the aggregate amounts expected to be spent for purchase commitments (in millions).

Year	Capital Leases	Operating Leases	Debt Principal	Purchase Commitments
2019	$158	$578	$3,667	$3,686
2020	95	477	998	1,732
2021	42	399	2,551	1,150
2022	39	325	2,000	383
2023	36	262	2,303	22
After 2023	293	926	10,830	8
Total	$663	$2,967	$22,349	$6,981
Less: imputed interest	(129)
Present value of minimum capitalized lease payments	534
Less: current portion	(140)
Long-term capitalized lease obligations	$394

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, we had outstanding letters of credit totaling approximately $1.256 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2018, we had $1.031 billion of surety bonds written.
Sources of Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $3.0 billion, and expires on December 10, 2019. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of December 31, 2018.
The second agreement provides revolving credit facilities of $3.0 billion, and expires on March 24, 2022. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate, (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of December 31, 2018.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of December 31, 2018 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2018, 10% of net tangible assets is equivalent to $3.004 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $23.293 and $25.206 billion as of December 31, 2018 and 2017, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
Judicial Proceedings
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserted claims under various federal and state laws. The complaint also included a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. On March 24, 2017, the District Court issued an opinion and order finding liability against UPS on each of the plaintiffs’ causes of action. On May 25, 2017, the District Court issued a corrected opinion and order on liability and an order awarding the plaintiffs damages of $9.4 million and penalties of $237.6 million. An accrual of $9.4 million with respect to the damages awarded by the court is included on our consolidated balance sheets at December 31, 2018. We estimate that the amount of losses could be up to $247 million, plus interest; however, the amount of penalties ultimately payable, if any, is subject to a variety of complex factors and potential outcomes that remain to be determined in future legal proceedings. Consequently, we are unable to reasonably estimate a likely amount of loss within that range. We strongly disagree with the District Court’s analysis and conclusions, and have appealed to the United States Court of Appeals for the Second Circuit. The briefing is now complete and oral argument has been scheduled for the first quarter of 2019.
We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. Except as described below, we do not believe that any loss associated with any matter would have a material adverse effect on our financial condition, results of operations or liquidity. Hughes v. UPS Supply Chain Solutions, Inc., and United Parcel Service, Inc. has been certified as a class action in Kentucky state court. In this action, Plaintiffs allege that they were not properly compensated for time entering and exiting security checkpoints and getting to their work areas at UPS’s facilities. Plaintiffs seek compensatory damages, liquidated damages, attorneys’ fees, and interest.  We have denied any liability and intend to vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, Spain’s National Markets and Competition Commission (“CNMC”) announced an investigation into 10 companies in the commercial delivery and parcel industry, including UPS, related to alleged nonaggression agreements to allocate customers. In May 2017, UPS received a Statement of Objections issued by the CNMC. In July 2017, UPS received a Proposed Decision from the CNMC. On March 8, 2018 the CNMC adopted a final decision, finding an infringement and imposing a fine on UPS of €19.2 million. UPS has appealed the decision and in September 2018, obtained a suspension of the implementation of the decision (including payment of the fine). The appeal is pending. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
In February 2018, the Turkish Competition Authority ("Authority") opened an investigation into nine companies (including UPS) in the small package industry related to alleged customer allocations in violation of Turkish competition law. In April 2018, the Authority consolidated this investigation with two other investigations involving similar allegations. The consolidated investigation involves over 30 companies. The investigation is in its early stages. There are multiple factors that prevented us from being able to estimate the amount of loss, if any, that may result from this matter including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operation or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company’s founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of December 31, 2018, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share; as of December 31, 2018, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital and retained earnings accounts (in millions, except per share amounts):

	2018		2017		2016
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of year	173	$2	180	$2	194	$2
Common stock purchases	(3)	—	(4)	—	(4)	—
Stock award plans	3	—	4	—	5	—
Common stock issuances	4	—	3	—	2	—
Conversions of class A to class B common stock	(14)	—	(10)	—	(17)	—
Class A shares issued at end of year	163	$2	173	$2	180	$2
Class B Common Stock:
Balance at beginning of year	687	$7	689	$7	693	$7
Common stock purchases	(5)	—	(12)	—	(21)	—
Conversions of class A to class B common stock	14	—	10	—	17	—
Class B shares issued at end of year	696	$7	687	$7	689	$7
Additional Paid-In Capital:
Balance at beginning of year		$—		$—		$—
Stock award plans		419		396		541
Common stock purchases		(859)		(813)		(898)
Common stock issuances		406		363		303
Option premiums received (paid)		34		54		54
Balance at end of year		$—		$—		$—
Retained Earnings:
Balance at beginning of year		$5,852		$4,880		$6,011
Net income attributable to controlling interests		4,791		4,905		3,422
Dividends ($3.64, $3.32, and $3.12 per share)		(3,189)		(2,928)		(2,771)
Common stock purchases		(141)		(1,003)		(1,782)
Reclassification from AOCI pursuant to the early adoption of ASU 2018-02		735		—		—
Other		$(42)		$(2)		$—
Balance at end of year		$8,006		$5,852		$4,880

For the years ended December 31, 2018, 2017 and 2016, we repurchased a total of 8.9, 16.1 and 25.2 million shares of class A and class B common stock for $1.000, $1.816 and $2.680 billion, respectively ($1.011, $1.813 and $2.678 billion in repurchases for 2018, 2017 and 2016, respectively, are reported on the cash flow statement due to the timing of settlements). In May 2016, the Board of Directors approved a new share repurchase authorization of $8.0 billion, which replaced an authorization previously announced in 2013. This new share repurchase authorization has no expiration date. As of December 31, 2018, we had $3.339 billion of this share repurchase authorization remaining.

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
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received net premiums of $34 million during 2018 and $54 million during both 2017 and 2016, related to entering into and settling capped call options for the purchase of class B shares. As of December 31, 2018, we had outstanding options for the purchase of 0.2 million shares with an average strike price of $95.60 per share that will settle in the first quarter of 2019.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. Additionally, effective January 1, 2018, we early adopted an ASU that allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act (see note 1 for further information). The activity in AOCI is as follows (in millions):

	2018	2017	2016
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of year	$(930)	$(1,016)	$(897)
Translation adjustment (net of tax effect of $37, $(161) and $32)	(149)	86	(119)
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	(47)	—	—
Balance at end of year	(1,126)	(930)	(1,016)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of year	(2)	(1)	(1)
Current period changes in fair value (net of tax effect of $(1), $(1) and $0)	(3)	(2)	—
Reclassification to earnings (net of tax effect of $1, $1 and $0)	3	1	—
Balance at end of year	(2)	(2)	(1)
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of year	(366)	(45)	67
Current period changes in fair value (net of tax effect of $135, $(190) and $75)	429	(316)	124
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	(79)	—	—
Reclassification to earnings (net of tax effect of $18, $(3) and $(142))	56	(5)	(236)
Balance at end of year	40	(366)	(45)
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of year	$(3,569)	$(3,421)	$(2,709)
Reclassification to earnings (net of tax effect of $439, $269 and $1,040)	1,389	731	1,783
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	(609)	—	—
Net actuarial gain (loss) and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $(355), $(180) and $(1,460))	(1,117)	(879)	(2,495)
Balance at end of year	(3,906)	(3,569)	(3,421)
Accumulated other comprehensive income (loss) at end of year	(4,994)	(4,867)	(4,483)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the years ended December 31, 2018, 2017 and 2016 is as follows (in millions):

Twelve Months Ended December 31:	2018 Amount Reclassified from AOCI	2017 Amount Reclassified from AOCI	2016 Amount Reclassified from AOCI	Affected Line Item in the Income Statement
Unrealized Gain (Loss) on Marketable Securities:
Realized gain (loss) on sale of securities	(4)	(2)	—	Investment income (expense) and other
Income tax (expense) benefit	1	1	—	Income tax expense
Impact on net income	(3)	(1)	—	Net income
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	(24)	(27)	(26)	Interest expense
Foreign exchange contracts	(50)	35	404	Revenue
Income tax (expense) benefit	18	(3)	(142)	Income tax expense
Impact on net income	(56)	5	236	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(201)	(200)	(172)	Investment income (expense) and other
Remeasurement of benefit obligation	(1,627)	(800)	(2,651)	Investment income (expense) and other
Income tax (expense) benefit	439	269	1,040	Income tax expense
Impact on net income	(1,389)	(731)	(1,783)	Net income

Total amount reclassified for the period	$(1,448)	$(727)	$(1,547)	Net income
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
Activity in the deferred compensation program for the years ended December 31, 2018, 2017 and 2016 is as follows (in millions):

	2018		2017		2016
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of year		$37		$45		$51
Reinvested dividends		2		2		3
Benefit payments		(7)		(10)		(9)
Balance at end of year		$32		$37		$45
Treasury Stock:
Balance at beginning of year	(1)	$(37)	(1)	$(45)	(1)	$(51)
Reinvested dividends	—	(2)	—	(2)	—	(3)
Benefit payments	—	7	—	10	—	9
Balance at end of year	(1)	$(32)	(1)	$(37)	(1)	$(45)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests

We have noncontrolling interests in certain consolidated subsidiaries in our International Package and Supply Chain & Freight segments. Noncontrolling interests decreased $14 million and increased $6 million for the years ended December 31, 2018 and 2017, respectively.
NOTE 11. STOCK - BASED COMPENSATION
The UPS Incentive Compensation Plan permits the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock units, and restricted performance shares and units to eligible employees. Shares authorized for issuance under the Incentive Compensation Plan were 26 million. Each share issued pursuant to restricted stock units and restricted performance units (collectively referred to as "Restricted Units"), stock options and other permitted awards will reduce the share reserve by one share. We had 20 million shares available to be issued under the Incentive Compensation Plan as of December 31, 2018.
The primary compensation programs offered under the UPS Incentive Compensation Plan include the UPS Management Incentive Award program, the Coyote Restricted Stock Award, the UPS Long-Term Incentive Performance Award program and the UPS Stock Option program. These awards are discussed in the following paragraphs. The total expense recognized in our income statement under all stock compensation award programs was $634, $584 and $591 million during 2018, 2017 and 2016, respectively. The associated income tax benefit recognized in our statements of consolidated income was $186, $227 and $219 million during 2018, 2017 and 2016, respectively. The cash income tax benefit received from the exercise of stock options and the lapsing of Restricted Units was $175, $276 and $207 million during 2018, 2017 and 2016, respectively.
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
Upon vesting, Restricted Units result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Except in the case of death, Restricted Units granted for our Management Incentive Award vest over a five-year period with approximately 20% of the award vesting at each anniversary date of the grant. The entire grant (less estimated forfeitures) is expensed on a straight-line basis over the requisite service period (except in the case of death, disability or retirement, in which case immediate expensing occurs). All Restricted Units granted are subject to early cancellation or vesting under certain conditions. Dividends earned on Restricted Units are reinvested in additional Restricted Units at each dividend payable date.
Coyote Restricted Stock Award
In August 2015 we acquired Coyote, a U.S.-based truckload brokerage company. During the third quarter of 2015, we granted Restricted Units to eligible Coyote management employees. The vesting of Restricted Units granted under this award varies between one and four years with an equal number of restricted units vesting at each anniversary date (except in the case of death, in which case immediate vesting occurs). The entire grant is expensed on a straight-line basis over the requisite service period (except in the case of death or disability, in which case immediate expensing occurs).
As of December 31, 2018, we had the following Restricted Units outstanding, including reinvested dividends, that were granted under our Management Incentive Award program and the Coyote Restricted Stock Award:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2018	10,471	$99.16
Vested	(5,197)	97.33
Granted	4,734	110.95
Reinvested Dividends	352	N/A
Forfeited / Expired	(221)	104.74
Nonvested at December 31, 2018	10,139	$104.47	1.41	$989
Restricted Units Expected to Vest	10,029	$104.52	1.40	$978

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each Restricted Unit is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of Restricted Units granted during 2018, 2017 and 2016 was $110.95, $105.62 and $97.04, respectively. The total fair value of Restricted Units vested was $596, $534 and $445 million in 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $495 million of total unrecognized compensation cost related to nonvested Restricted Units. That cost is expected to be recognized over a weighted-average period of three years and two months.
Long-Term Incentive Performance Award Program
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

The weighted-average assumptions used, by year, and the calculated weighted-average fair values of the RTSR portion of the grants, are as follows:

	2018	2017	2016
Risk-free interest rate	2.61%	1.46%	1.00%
Expected volatility	16.51%	16.59%	16.46%
Weighted-average fair value of units granted	$137.57	$119.29	$136.18
Share payout	123.47%	113.55%	129.08%
There is no expected dividend yield as units earn dividend equivalents.
As of December 31, 2018, we had the following Restricted Units outstanding, including reinvested dividends, that were granted under our Long-Term Incentive Performance Award program:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Nonvested at January 1, 2018	1,787	$105.58
Vested	(912)	105.60
Granted	957	111.42
Reinvested Dividends	79	N/A
Forfeited / Expired	(210)	107.98
Nonvested at December 31, 2018	1,701	$108.63	1.49	$166
Restricted Units Expected to Vest	1,631	$108.64	1.50	$159
The fair value of each Restricted Unit is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of Restricted Units granted during 2018, 2017 and 2016 was $111.42, $105.65 and $105.50, respectively. The total fair value of Restricted Units vested was $97, $71 and $13 million in 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $102 million of total unrecognized compensation cost related to nonvested Restricted Units. That cost is expected to be recognized over a weighted-average period of one year and nine months.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following is an analysis of options to purchase shares of class A common stock issued and outstanding:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	1,291	$91.58
Exercised	(178)	84.79
Granted	279	106.38
Forfeited / Expired	(8)	104.87
Outstanding at December 31, 2018	1,384	$95.36	6.28	$9
Options Vested and Expected to Vest	1,384	$95.36	6.28	$9
Exercisable at December 31, 2018	857	$89.36	5.05	$9

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used, by year, and the calculated weighted-average fair values of options, are as follows:

	2018	2017	2016
Expected dividend yield	2.93%	2.89%	2.95%
Risk-free interest rate	2.84%	2.15%	1.62%
Expected life in years	7.5	7.5	7.5
Expected volatility	16.72%	17.81%	22.40%
Weighted-average fair value of options granted	$15.23	$14.70	$16.46
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
We received cash of $12, $41 and $72 million during 2018, 2017 and 2016, respectively, from option holders resulting from the exercise of stock options. The total intrinsic value of options exercised during 2018, 2017 and 2016 was $6, $22 and $24 million, respectively. As of December 31, 2018, there was $2 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted-average period of three years and six months.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares (in thousands)	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price	Shares (in thousands)	Weighted-Average Exercise Price
$55.01 - $70.00	116	0.88	$61.94	116	$61.94
$70.01 - $80.00	168	2.81	75.79	168	75.79
$80.01 - $90.00	104	4.17	82.89	104	82.89
$90.01 - $110.00	996	7.72	103.88	469	102.49
	1,384	6.28	$95.36	857	$89.36
Discounted Employee Stock Purchase Plan
We maintain an employee stock purchase plan for all eligible employees. Under this plan, shares of UPS class A common stock may be purchased at quarterly intervals at 95% of the NYSE closing price of UPS class B common stock on the last day of each quarterly period. Employees purchased 0.9 million shares at average prices of $105.53, $108.98 and $99.27 per share during 2018, 2017 and 2016, respectively. This plan is not considered to be compensatory, and therefore no compensation cost is measured for the employees’ purchase rights.

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
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income (expense) and other, interest expense and income taxes. The accounting policies of the segments are the same as those described in the "Items Affecting Comparability" section of Management's Discussion and Analysis, with certain expenses allocated between the segments using activity-based costing methods. Unallocated assets are comprised primarily of cash, marketable securities and certain investment partnerships. In 2018, we changed the segment allocation methodology for certain shared assets. All prior periods have been recast to reflect this change in methodology.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the years ended December 31, 2018, 2017 and 2016 is as follows (in millions):

	2018	2017	2016
Revenue:
U.S. Domestic Package	$43,593	$40,761	$38,284
International Package	14,442	13,342	12,346
Supply Chain & Freight	13,826	12,482	10,980
Consolidated	$71,861	$66,585	$61,610
Operating Profit:
U.S. Domestic Package	$3,643	$4,303	$4,628
International Package	2,529	2,429	2,417
Supply Chain & Freight	852	797	643
Consolidated	$7,024	$7,529	$7,688
Assets:
U.S. Domestic Package	$28,216	$25,449	$22,299
International Package	12,070	10,361	9,219
Supply Chain & Freight	8,411	8,267	7,841
Unallocated	1,319	1,497	1,186
Consolidated	$50,016	$45,574	$40,545
Depreciation and Amortization Expense:
U.S. Domestic Package	$1,375	$1,479	$1,482
International Package	526	509	488
Supply Chain & Freight	306	294	254
Consolidated	$2,207	$2,282	$2,224
Revenue by product type for the years ended December 31, 2018, 2017 and 2016 is as follows (in millions):

	2018	2017	2016
U.S. Domestic Package:
Next Day Air	$7,618	$7,088	$6,752
Deferred	4,752	4,422	4,080
Ground	31,223	29,251	27,452
Total U.S. Domestic Package	43,593	40,761	38,284
International Package:
Domestic	2,874	2,646	2,441
Export	10,973	10,170	9,369
Cargo	595	526	536
Total International Package	14,442	13,342	12,346
Supply Chain & Freight:
Forwarding	6,580	5,674	4,873
Logistics	3,234	3,017	2,644
Freight	3,218	3,000	2,737
Other	794	791	726
Total Supply Chain & Freight	13,826	12,482	10,980
Consolidated	$71,861	$66,585	$61,610

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic information for the years ended December 31, 2018, 2017 and 2016 is as follows (in millions):

	2018	2017	2016
United States:
Revenue	$56,115	$52,080	$48,434
Long-lived assets	$24,918	$21,141	$18,761
International:
Revenue	$15,746	$14,505	$13,176
Long-lived assets	$8,577	$7,966	$6,700
Consolidated:
Revenue	$71,861	$66,585	$61,610
Long-lived assets	$33,495	$29,107	$25,461
Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill and intangible assets.
No countries outside of the United States, nor any individual customers, provided 10% or more of consolidated revenue for the years ended December 31, 2018, 2017 or 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. INCOME TAXES
The income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016 consists of the following (in millions):

	2018	2017	2016
Current:
U.S. Federal	$89	$671	$1,338
U.S. State and Local	7	49	67
Non-U.S.	374	288	177
Total Current	470	1,008	1,582
Deferred:
U.S. Federal	668	1,115	98
U.S. State and Local	75	118	30
Non-U.S.	15	(9)	(11)
Total Deferred	758	1,224	117
Total Income Tax Expense	$1,228	$2,232	$1,699
Income before income taxes includes the following components (in millions):

	2018	2017	2016
United States	$4,307	$5,987	$4,307
Non-U.S.	1,712	1,150	814
Total Income Before Income Taxes:	$6,019	$7,137	$5,121

A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2018, 2017 and 2016 consists of the following:

	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
U.S. state and local income taxes (net of federal benefit)	1.4	1.5	1.5
Non-U.S. tax rate differential	0.2	(2.0)	(2.4)
U.S. federal tax credits	(1.1)	(1.8)	(1.2)
Income tax benefit from the Tax Cuts and Jobs Act and other non-U.S. tax law changes	—	(3.6)	—
Defined benefit plans mark-to-market charge tax rate differential (1)	—	1.5	—
Other	(1.1)	0.7	0.3
Effective income tax rate	20.4%	31.3%	33.2%
(1) Impact of applying Tax Act corporate rate enacted of 21% versus 35%
Our effective tax rate is affected by recurring factors, such as statutory tax rates in the jurisdictions in which we operate and the relative amounts of taxable income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but may not be consistent from year to year.
Our effective tax rate decreased to 20.4% in 2018, compared with 31.3% in 2017 and 33.2% in 2016, primarily due to the effects of the aforementioned recurring factors and the following discrete tax items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Cuts and Jobs Act
On December 22, 2017, the United States enacted into law the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, including a permanent corporate rate reduction to 21% and a transition to a territorial international system effective in 2018. The Tax Act includes provisions that affected 2017, including: (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (“Transition Tax”) that is payable over eight years; (2) requiring a remeasurement of all U.S. deferred tax assets and liabilities to the newly enacted corporate tax rate of 21% and (3) providing for additional first-year depreciation that allows full expensing of qualified property placed into service after September 27, 2017.
In late December 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under U.S. GAAP. We recorded a $272 million provisional benefit inclusive of our Transition Tax liability, the change in our indefinite reinvestment assertion for certain foreign subsidiaries and the remeasurement of our U.S. net deferred tax liabilities for the year ended December 31, 2017. During the fourth quarter of 2018, we completed our accounting for the Tax Act based on the current regulatory guidance available at the end of the SAB 118 measurement period and recorded no material net adjustments to our provisional estimate.
The Tax Act also enacted provisions that took effect in 2018 including but not limited to: (1) a provision that imposes U.S. tax on certain foreign subsidiary income known as GILTI, (2) a new deduction for Foreign-Derived Intangible Income ("FDII"), (3) additional limitations on tax deductions for expenses such as interest and executive compensation, and (4) a new minimum tax based on certain payments from a U.S. company to foreign related parties known as the Base Erosion and Anti-Abuse Tax ("BEAT").
We included the impact of each of the newly effective Tax Act provisions in our computation of the 2018 income tax expense. Throughout 2018, the U.S. Department of the Treasury and Internal Revenue Service issued preliminary regulatory guidance clarifying certain provisions of the Tax Act, and we anticipate additional regulatory guidance and technical clarifications during 2019. When additional guidance is issued, we will recognize the related tax impact in the quarter of enactment.
2018 Discrete Items
The decrease in our effective tax rate was primarily due to the impact of the Tax Act which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.
In the fourth quarter of 2018, we recognized an income tax benefit of $390 million related to pre-tax mark-to-market losses of $1.627 billion on our pension and postretirement defined benefit plans. This income tax benefit was generated at a higher average tax rate than the 2018 U.S. federal statutory tax rate because it included the effect of U.S. state and local and foreign taxes.
We recorded pre-tax transformation strategy costs of $360 million during the year ended December 31, 2018. As a result, we recorded an additional income tax benefit of $87 million. This income tax benefit was generated at a higher average tax rate than the 2018 U.S. federal statutory tax rate due to the effect of U.S. state and local and foreign taxes.
The recognition of excess tax benefits and deficiencies related to share-based compensation in income tax expense resulted in a net tax benefit of $38 million and reduced our effective tax rate by 0.6% during the year ended December 31, 2018.
Other factors that impacted our 2018 effective tax rate include favorable resolutions of uncertain tax positions, favorable U.S. state and local tax law changes, favorable tax provisions enacted in the Bipartisan Budget Act of 2018 and discrete tax credits associated with the filing of our 2017 U.S. federal income tax return.
2017 Discrete Items
In addition to the impact of the Tax Act described above, the following discrete items were recorded during the year ended December 31, 2017.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of 2017, we recognized an income tax benefit of $193 million related to pre-tax mark-to-market losses of $800 million on our pension and postretirement defined benefit plans. This income tax benefit was generated at a lower average tax rate than the 2017 U.S. federal statutory tax rate due to future tax rate changes enacted by the Tax Act and differences between U.S. and foreign statutory rates, which was partially offset by the effect of U.S. state and local taxes.
In the fourth quarter of 2017, tax law changes were enacted in certain non-U.S. jurisdictions in which we operate. As a result, we recorded a decrease to our foreign net deferred tax assets of $14 million with a corresponding net increase to deferred tax expense of $14 million for the year ended December 31, 2017.
In the first quarter of 2017, we adopted a new accounting standard that requires the recognition of excess tax benefits related to share-based compensation in income tax expense, which resulted in tax benefits for the year ended December 31, 2017 of $71 million and reduced our effective tax rate by 1.0%.
2016 Discrete Items
In the fourth quarter of 2016, we recognized an income tax benefit of $978 million related to pre-tax mark-to-market losses of $2.651 billion on our pension and postretirement defined benefit plans. This income tax benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate because it included the effect of U.S. state and local taxes.
Other Items
Beginning in 2012, we were granted a tax incentive for certain of our non-U.S. operations, which is effective through December 31, 2021. The tax incentive is conditional upon our meeting specific employment and investment thresholds. The impact of this tax incentive decreased non-U.S. tax expense by $27 million ($0.03 per share), $24 million ($0.03 per share) and $21 million ($0.02 per share) for 2018, 2017, and 2016, respectively.
Deferred income tax assets and liabilities are comprised of the following at December 31, 2018 and 2017 (in millions):

	2018	2017
Fixed assets and capitalized software	$(4,010)	$(3,288)
Other	(493)	(532)
Deferred tax liabilities	(4,503)	(3,820)

Pension and postretirement benefits	1,743	1,877
Loss and credit carryforwards	298	323
Insurance reserves	437	449
Stock compensation	189	182
Accrued employee compensation	274	266
Other	196	359
Deferred tax assets	3,137	3,456
Deferred tax assets valuation allowance	(112)	(126)
Deferred tax asset (net of valuation allowance)	3,025	3,330

Net deferred tax asset (liability)	$(1,478)	$(490)

Amounts recognized in the consolidated balance sheets:
Deferred tax assets	$141	$266
Deferred tax liabilities	(1,619)	(756)
Net deferred tax asset (liability)	$(1,478)	$(490)
The valuation allowance changed by $(14), $(33) and $(38) million during the years ended December 31, 2018, 2017 and 2016, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have a U.S. federal capital loss carryforward of $31 million as of December 31, 2018, $30 million of which expires on December 31, 2021, and the remainder of which expires on December 31, 2022. In addition, we have U.S. state and local operating loss and credit carryforwards as follows (in millions):

	2018	2017
U.S. state and local operating loss carryforwards	$1,014	$1,215
U.S. state and local credit carryforwards	$80	$83
The U.S. state and local operating loss carryforwards and credits can be carried forward for periods ranging from one year to indefinitely. We also have non-U.S. loss carryforwards of $706 million as of December 31, 2018, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain non-U.S. and state carryforwards due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.
Undistributed earnings and profits ("E&P") of our foreign subsidiaries amounted to $6.583 billion at December 31, 2018. As a result of the Tax Act, during the year ended December 31, 2017, we changed our indefinite reinvestment assertion with respect to the earnings of certain foreign subsidiaries. For all other foreign subsidiaries, we continue to assert that these earnings are indefinitely reinvested. $1.458 billion of the undistributed E&P of our foreign subsidiaries is considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. state and local taxes and withholding taxes payable in various jurisdictions. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The following table summarizes the activity related to our uncertain tax positions (in millions):

	Tax	Interest	Penalties
Balance at January 1, 2016	$148	$53	$6
Additions for tax positions of the current year	17	—	—
Additions for tax positions of prior years	20	10	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(41)	(13)	—
Settlements during the period	—	—	—
Lapses of applicable statute of limitations	—	—	—
Balance at December 31, 2016	144	50	6
Additions for tax positions of the current year	16	—	—
Additions for tax positions of prior years	33	14	3
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(24)	(18)	—
Settlements during the period	(6)	(3)	—
Lapses of applicable statute of limitations	(3)	—	—
Balance at December 31, 2017	160	43	9
Additions for tax positions of the current year	47	—	1
Additions for tax positions of prior years	7	10	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(43)	(8)	(5)
Settlements during the period	(1)	(1)	—
Lapses of applicable statute of limitations	(3)	—	—
Balance at December 31, 2018	$167	$44	$5
The total amount of gross uncertain tax positions as of December 31, 2018, 2017 and 2016 that, if recognized, would affect the effective tax rate was $165, $159 and $142 million, respectively. Our continuing policy is to recognize interest and penalties associated with income tax matters as a component of income tax expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. We have substantially resolved all U.S. federal income tax matters for tax years prior to 2015.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the liability for uncertain tax positions could significantly increase or decrease within the next twelve months. Items that may cause changes to uncertain tax positions include the timing of interest deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations, additional regulatory guidance on the Tax Act or other unforeseen circumstances. At this time, an estimate of the range of the reasonably possible change cannot be made.

NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	2018	2017	2016
Numerator:
Net income attributable to common shareowners	$4,791	$4,905	$3,422
Denominator:
Weighted-average shares	860	865	878
Deferred compensation obligations	1	1	1
Vested portion of restricted shares	5	5	4
Denominator for basic earnings per share	866	871	883
Effect of Dilutive Securities:
Restricted performance units	4	3	3
Stock options	—	1	1
Denominator for diluted earnings per share	870	875	887
Basic Earnings Per Share	$5.53	$5.63	$3.88
Diluted Earnings Per Share	$5.51	$5.61	$3.86
Diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 exclude the effect of 0.2, 0.1 and 0.2 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk Management
The forward contracts, swaps and options discussed below contain an element of risk that the counterparties may be unable to meet the terms of the agreements; however we seek to minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines and by monitoring counterparty credit risk to prevent concentrations of credit risk with any single counterparty.
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties.
At December 31, 2018 and 2017, we held cash collateral of $325 and $17 million, respectively, under these agreements; this collateral is included in "Cash and cash equivalents" on the consolidated balance sheets and its use by UPS is not restricted. At December 31, 2018 and 2017, $0 and $174 million, respectively, of additional collateral was required to be posted with our counterparties.
Events such as a counterparty credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. The amount of collateral required would be determined by the net fair value of the associated derivatives with each counterparty. We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default. At December 31, 2018, there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions.
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
Types of Hedges
Commodity Risk Management
Currently, the fuel surcharges that we apply to our domestic and, international package and LTL services are the primary means of reducing the risk of adverse fuel price changes on our business. In order to mitigate the impact of fuel surcharges imposed on us by outside carriers, we regularly adjust the rates we charge for our freight brokerage, inter-modal and truckload services. We periodically enter into derivative contracts on energy commodity products to manage the price risk associated with forecasted transactions involving refined fuels, principally jet-A, diesel and unleaded gasoline. The objective of the hedges is to reduce the variability of cash flows, due to changing fuel prices, associated with the forecasted transactions involving those products. We normally designate and account for these contracts as cash flow hedges of the underlying forecasted transactions involving these fuel products and, therefore, the resulting gains and losses from these hedges are recognized as a component of fuel expense or revenue when the underlying transactions occur.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Risk Management
To protect against the reduction in value of forecasted foreign currency cash flows from our international package business, we maintain a foreign currency cash flow hedging program. Our most significant foreign currency exposures relate to the Euro, British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar. We hedge portions of our forecasted revenue denominated in foreign currencies with option and forward contracts. We normally designated and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international package revenue when the underlying sales transactions occur.
We also hedge portions of our anticipated cash settlements of intercompany transactions and interest payments on certain debt subject to foreign currency remeasurement using foreign currency forward contracts. We normally designate and account for these contracts as cash flow hedges of forecasted foreign currency denominated transactions; therefore the resulting gains and losses from these hedges are recognized as a component of investment income (expense) and other when the underlying transactions are subject to currency remeasurement.
We hedge our net investment in certain foreign operations with foreign currency denominated debt instruments. The use of foreign denominated debt as the hedging instrument allows the debt to be remeasured to foreign currency translation adjustment within AOCI to offset the translation risk from those investments. Any ineffective portion of net investment hedging is recognized as a component of investment income (expense) and other. Balances in the cumulative translation adjustment accounts remain until the sale or complete liquidation of the foreign entity.
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
We periodically hedge the forecasted fixed-coupon interest payments associated with anticipated debt offerings by, using forward starting interest rate swaps, interest rate locks or similar derivatives. These agreements effectively lock a portion of our interest rate exposure between the time the agreement is entered into and the date when the debt offering is completed, thereby mitigating the impact of interest rate changes on future interest expense. These derivatives are settled commensurate with the issuance of the debt, and any gain or loss upon settlement is amortized as an adjustment to the effective interest yield on the debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
The notional amounts of our outstanding derivative positions were as follows as of December 31, 2018 and 2017 (in millions):

		2018	2017
Currency Hedges:
Euro	EUR	4,924	4,942
British Pound Sterling	GBP	2,037	1,736
Canadian Dollar	CAD	1,443	1,259
Hong Kong Dollar	HKD	3,642	—
Mexican Peso	MXN	—	169
Singapore Dollar	SGD	20	11

Interest Rate Hedges:
Fixed to Floating Interest Rate Swaps	USD	4,674	5,424
Floating to Fixed Interest Rate Swaps	USD	778	778

Investment Market Price Hedges:
Marketable Securities	EUR	—	64
As of December 31, 2018, we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location on the consolidated balance sheets where our derivative assets and liabilities have been recognized, and the related fair values of those derivatives as of December 31, 2018 and 2017 (in millions). The table is segregated between those derivative instruments that qualify and are designated as hedging instruments and those that are not, as well as by type of contract and whether the derivative is in an asset or liability position.
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

		Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location	2018	2017	2018	2017
Derivatives Designated As Hedges:
Foreign exchange contracts	Other current assets	$90	$2	$83	$—
Interest rate contracts	Other current assets	1	1	1	1
Foreign exchange contracts	Other non-current assets	230	1	215	—
Interest rate contracts	Other non-current assets	14	59	6	43
Derivatives Not Designated As Hedges:
Foreign exchange contracts	Other current assets	7	18	5	17
Foreign exchange contracts	Other non-current assets	1	—	1	—
Interest rate contracts	Other non-current assets	18	26	18	26
Total Asset Derivatives		$361	$107	$329	$87

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location	2018	2017	2018	2017
Derivatives Designated As Hedges:
Foreign exchange contracts	Other current liabilities	$7	$93	$—	$91
Interest rate contracts	Other current liabilities	—	—	—	—
Foreign exchange contracts	Other non-current liabilities	15	194	—	193
Interest rate contracts	Other non-current liabilities	41	28	33	12
Derivatives Not Designated As Hedges:
Foreign exchange contracts	Other current liabilities	3	1	1	—
Investment market price contracts	Other current liabilities	—	16	—	16
Foreign exchange contracts	Other non-current liabilities	1	—	1	—
Total Liability Derivatives		$67	$332	$35	$312
Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in AOCI within "unrealized gain (loss) on cash flow hedges" for the years ended December 31, 2018 and 2017 for those derivatives designated as cash flow hedges (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2018	2017
Interest rate contracts	$1	$—
Foreign exchange contracts	563	(506)
Total	$564	$(506)
As of December 31, 2018, $84 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI are expected to be reclassified to income over the 12 month period ended December 31, 2019. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flow is 14 years.
The amount of ineffectiveness recognized in income on derivative instruments designated in cash flow hedging relationships was immaterial for the years ended December 31, 2018, 2017 and 2016.
The following table indicates the amount of gains and losses that have been recognized in AOCI within "foreign currency translation gain (loss)" for the years ended December 31, 2018 and 2017 for those instruments designated as net investment hedges (in millions):

Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2018	2017
Foreign denominated debt	$211	$(428)
Total	$211	$(428)
The amount of ineffectiveness recognized in income on non-derivative instruments designated in net investment hedging relationships was immaterial for the years ended December 31, 2018, 2017 and 2016.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount and location in the statements of consolidated income in which derivative gains and losses, as well as the associated gains and losses on the underlying exposure, have been recognized for those derivatives designated as fair value hedges for the years ended December 31, 2018 and 2017 (in millions):

Derivative Instruments in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income		Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2018	2017			2018	2017
Interest rate contracts	Interest Expense	$(57)	$(84)	Fixed-Rate Debt and Capital Leases	Interest Expense	$57	$84
Additionally, we maintain some interest rate swaps, foreign exchange currency forwards and investment market price forward contracts that are not designated as hedges. These interest rate swap contracts are intended to provide an economic hedge of portions of our outstanding debt. These foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement and settlement risks for certain assets and liabilities in our consolidated balance sheets. These investment market price forward contracts are intended to provide an economic offset to fair value fluctuations of certain investments in marketable securities.
We also periodically terminate interest rate swaps and foreign exchange currency options by entering into offsetting swap and foreign currency positions with different counterparties. As part of this process, we de-designate our original swap and foreign exchange currency contracts. These transactions provide an economic offset that effectively eliminates the effects of changes in market valuation.
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these foreign currency forwards, interest rate swaps, investment market price and commodity contracts not designated as hedges for the years ended December 31, 2018 and 2017 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2018	2017
Foreign exchange contracts	Investment income (expense) and other	$(102)	$60
Investment market price contracts	Investment income (expense) and other	16	(5)
Interest rate contracts	Interest Expense	(9)	(9)
Total		$(95)	$46

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
Our foreign currency, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and commodity forward prices, and therefore are classified as Level 2. The fair values of our derivative assets and liabilities as of December 31, 2018 and 2017 by hedge type are as follows (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2018
Assets:
Foreign Exchange Contracts	$—	$328	$—	$328
Interest Rate Contracts	—	33	—	33
Total	$—	$361	$—	$361
Liabilities:
Foreign Exchange Contracts	$—	$25	$—	$25
Investment Market Price Contracts	—	—	—	—
Interest Rate Contracts	—	42	—	42
Total	$—	$67	$—	$67

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2017
Assets:
Foreign Exchange Contracts	$—	$21	$—	$21
Interest Rate Contracts	—	86	—	86
Total	$—	$107	$—	$107
Liabilities:
Foreign Exchange Contracts	$—	$288	$—	$288
Investment Market Price Contracts	—	16	—	16
Interest Rate Contracts	—	28	—	28
Total	$—	$332	$—	$332

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. TRANSFORMATION STRATEGY
In the first quarter of 2018, we launched the first phase of a multi-year, enterprise-wide transformation strategy to modernize our business and operations and enhance quality and efficiency. Over the next few years additional transformation phases will be implemented. The program includes investments impacting global direct and indirect operating costs, as well as changes in processes and technology.
During the year ended December 31, 2018 we recorded pre-tax charges of $360 million that reflect costs and other benefits of $262 million of primarily voluntary severance included within "Compensation and benefits" on the statements of consolidated income, and other costs of $98 million recorded to total other expenses. The after-tax transformation strategy costs totaled $273 million. The income tax effects of the transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction. There were no comparable costs for the twelve months of 2017.

NOTE 17. QUARTERLY INFORMATION (UNAUDITED)
Our revenue, segment operating profit, net income, basic and diluted earnings per share on a quarterly basis are presented below (in millions, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2018	2017	2018	2017	2018	2017	2018	2017
Revenue:
U.S. Domestic Package	$10,227	$9,536	$10,354	$9,741	$10,437	$9,651	$12,575	$11,833
International Package	3,533	3,074	3,602	3,171	3,478	3,376	3,829	3,721
Supply Chain & Freight	3,353	2,900	3,500	3,015	3,529	3,146	3,444	3,421
Total revenue	17,113	15,510	17,456	15,927	17,444	16,173	19,848	18,975
Operating Profit:
U.S. Domestic Package	756	950	939	1,255	949	1,011	999	1,087
International Package	594	518	618	570	536	606	781	735
Supply Chain & Freight	170	149	216	212	242	195	224	241
Total operating profit	1,520	1,617	1,773	2,037	1,727	1,812	2,004	2,063
Total Other Income and (Expense)	$141	$93	$153	$82	$162	$125	$(1,461)	$(692)

Net Income	$1,345	$1,166	$1,485	$1,384	$1,508	$1,259	$453	$1,096
Net Income Per Share:
Basic	$1.55	$1.33	$1.71	$1.59	$1.74	$1.45	$0.52	$1.26
Diluted	$1.55	$1.33	$1.71	$1.58	$1.73	$1.44	$0.52	$1.26
This table reflects the impact of the adoption of new accounting standards in 2018. Refer to note 1 to the audited consolidated financial statements.

Operating profit for the quarter ended June 30, 2018 was impacted by $263 million of transformation strategy costs, which includes voluntary retirement plan severance costs of $192 million and other costs of $71 million. These costs were allocated between the U.S. Domestic Package segment ($196 million), International Package segment ($36 million) and Supply Chain & Freight segment ($31 million). The transformation strategy costs reduced second quarter net income by $200 million, and basic and diluted earnings per share by $0.24 and $0.23, respectively.
Operating profit for the quarter ended September 30, 2018 was impacted by $97 million of transformation strategy costs. These costs were allocated between the U.S. Domestic Package segment ($39 million), International Package segment ($40 million) and Supply Chain & Freight segment ($18 million). The transformation strategy costs reduced third quarter net income by $73 million, and basic and diluted earnings per share by $0.09.
Other income and (expense) for the quarter ended December 31, 2018 was impacted by a mark-to-market loss of $1.627 billion on our pension and postretirement benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor. This loss reduced net income by $1.237 billion and basic and diluted earnings per share by $1.43 and $1.42, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other income and (expense) for the quarter ended December 31, 2017 was impacted by a mark-to-market loss of $800 million on our pension and postretirement benefit plans related to the remeasurement of plan assets and liabilities recognized outside of a 10% corridor. Net income for the quarter ended December 31, 2017 includes an income tax benefit of $258 million attributable to the 2017 Tax Act. These items reduced fourth quarter net income by $349 million and basic and diluted earnings per share by $0.41 and $0.40, respectively.

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
Changes in Internal Control:
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting:
UPS management is responsible for establishing and maintaining adequate internal control over financial reporting for United Parcel Service, Inc. and its subsidiaries (the “Company”). Based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2018. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2018 and the related statements of consolidated income, consolidated comprehensive income and consolidated cash flows for the year ended December 31, 2018, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of
United Parcel Service, Inc.
Atlanta, Georgia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of United Parcel Service, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.
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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 21, 2019

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
David P. Abney Chairman and Chief Executive Officer	63	Chief Executive Officer (2014 - present), Chairman (2016 - present) Senior Vice President and Chief Operating Officer (2007 - 2014).
James J. Barber, Jr. Senior Vice President and President, Chief Operating Officer	58	Chief Operating Officer (2018 - present) President, UPS International (2013 - 2018), Chief Operating Officer, UPS Europe, Middle East and Africa (2010 - 2013).
Norman M. Brothers, Jr. Senior Vice President, General Counsel and Corporate Secretary	51	Senior Vice President, General Counsel and Corporate Secretary (2016 - present), Corporate Legal Department Manager (2014 - 2016), Vice President, Corporate Legal (2004 - 2014).
Nando Cesarone Senior Vice President and President, UPS International	47	President, UPS International (2018 - present), Europe Region Manager (2016 - 2018), Asia Pacific Region Manager (2013 - 2016).
Philippe Gilbert Senior Vice President and President, UPS Supply Chain Solutions	54	President, Supply Chain Solutions ( 2019 - present), Regional CEO of the Americas, DB Schenker Logistics ( 2015 - 2018), Regional CEO for West Europe, DB Schenker Logistics (2013 - 2015).
Kate M. Gutmann Senior Vice President, Chief Sales and Solutions Officer	50
Chief Sales and Solutions Officer; Senior Vice President The UPS Store and UPS Capital (2017 - present), Senior Vice President, Worldwide Sales and Solutions (2014 - 2017), President, Worldwide Sales (2011 - 2014).

Teri P. McClure Senior Vice President, Chief Human Resources Officer, Labor Relations	55
Chief Human Resources Officer and Senior Vice President, Labor (2016 - present), Chief Legal, Communications and Human Resources Officer (2015 - 2016), Senior Vice President of Legal, Compliance and Public Affairs, General Counsel and Corporate Secretary (2006 - 2014).

Richard N. Peretz Senior Vice President, Chief Financial Officer and Treasurer	57	Chief Financial Officer (2015 - present), Corporate Controller and Treasurer (2014 - 2015), Corporate Controller (2013 - 2015), Vice President of Corporate Finance and Accounting (2008 - 2013).
Juan R. Perez Senior Vice President, Chief Information Officer	52	Chief Information Officer and Engineering Officer (2017 - present), Chief Information Officer (2016 - 2017), Vice President, Information Services (2011 - 2016).
Scott A. Price Senior Vice President, Chief Transformation Officer	56
Chief Strategy Transformation Officer (2017 - present), Walmart International Executive Vice President of Global Leverage - Walmart International, Walmart Stores, Inc. (2017 - 2017), Chief Administrative Officer and Executive Vice President - Walmart International, Walmart Store Inc. (2016 - 2017), Chief Executive Officer and President of Walmart Asia Pte. Ltd (2014 - 2016).

Kevin Warren Senior Vice President, Chief Marketing Officer	56
Chief Marketing Operating (2018 - present), Executive Vice-President and Chief Commercial Officer, Xerox Corp (2017 - 2018), President, Commercial Business Group, Xerox Corp. (2016 - 2017), President, Industrial, Retail and Hospitality Business Group, Xerox Corp. (2015 - 2016), President of Strategic Growth Initiatives, Xerox Corp. (2014 - 2015).

George Willis Senior Vice President and President, United States Operations	54	President, U.S. Operations (2018 - present), President, West Region (2015 - 2018), U.K., Ireland, and Nordics District Manager (2013 - 2015).

Information about our directors is presented under the caption “Our Board of Directors" in our definitive proxy statement for the Annual Meeting of Shareowners to be held on May 9, 2019 (the “Proxy Statement”) and is incorporated herein by reference.
Information about our Audit Committee is presented under the caption “Our Board of Directors - Committees of the Board of Directors” and "Audit Committee Matters" in our Proxy Statement and is incorporated herein by reference.
Information about our Code of Business Conduct is presented under the caption “Where You Can Find More Information” in Part I, Item 1 of this report.
Information about our compliance with Section 16 of the Exchange Act of 1934, as amended, is presented under the caption “Ownership of Our Securities - Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation
Information about our board and executive compensation is presented under the captions “Our Board of Directors - Director Compensation" and "Executive Compensation" in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information about security ownership is presented under the caption “Ownership of Our Securities - Securities Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.
Information about our equity compensation plans is presented under the caption “Executive Compensation - Equity Compensation Plans” in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information about transactions with related persons is presented under the caption “Corporate Governance - Conflicts of Interest and Related Person Transactions” in our Proxy Statement and is incorporated herein by reference.

Information about director independence is presented under the caption “Corporate Governance - Director Independence” in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information about aggregate fees billed to us by our principal accountant is presented under the caption “Audit Committee Matters - Principal Accounting Firm Fees” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report:
1. Financial Statements.
See Item 8 for the financial statements filed with this report.
2. Financial Statement Schedules.
None.
3. Exhibits.
See the Exhibit Index below for a list of the exhibits incorporated by reference into or filed with this report.
(b) Exhibits Required To Be Filed
See Item 15(a)1 above
(c) Financial Statement Schedules Required To Be Filed
See Item 15(a) 2 above

Item 16.	Form 10-K Summary

None

EXHIBIT INDEX

Exhibit No.		Description

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of November 17, 2017 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 17, 2017).

4.1	—	Indenture relating to 8 3/8% Debentures due April 1, 2020 (incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-32481, filed on December 7, 1989)(1).

4.2	—	Indenture dated as of December 18, 1997 (incorporated by reference to Exhibit T-3C to Form T-3, filed on December 18, 1997) (1).

4.3	—	Indenture dated as of January 26, 1999 (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Form S-3 (No. 333-08369), filed on January 26, 1999) (1).

4.4	—
Form of First Supplemental Indenture to Indenture dated as of January 26, 1999 (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Form S-3 (No. 333-08369-01), filed on March 15, 2000).

4.5	—	Second Supplemental Indenture dated as of September 21, 2001 to Indenture dated as of January 26, 1999 (incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 2001).

4.6	—	Indenture dated as of August 26, 2003 (incorporated by reference to Exhibit 4.1 to Form S-3 (No. 333-108272), filed on August 27, 2003).

4.7	—
First Supplemental Indenture dated as of November 15, 2013 to Indenture dated as of August 26, 2003 (incorporated by reference to Exhibit 4.2 to Form S-3ASR (No. 333-192369), filed on November 15, 2013).

4.8	—	Second Supplemental Indenture dated as of May 18, 2017 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on May 18, 2017).

4.9	—	Form of 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on January 15, 2008).

4.10	—	Form of 5.125% Senior Notes due April 1, 2019 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on March 24, 2009).

4.11	—	Form of 3.125% Senior Notes due January 15, 2021 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on November 12, 2010).

4.12	—	Form of 4.875% Senior Notes due November 15, 2040 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 12, 2010).

4.13	—	Form of 2.450% Senior Notes due October 1, 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on September 27, 2012).

4.14	—	Form of 3.625% Senior Notes due October 1, 2042 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on September 27, 2012).

4.15	—	Form of Floating Rate Senior Notes due December 15, 2064 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on December 15, 2014).

4.16	—	Form of Floating Rate Senior Notes due September 15, 2065 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on September 17, 2015).

4.17	—	Form of Floating Rate Senior Notes due July 15, 2020 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on November 20, 2015).

4.18	—	Form of 1.625% Senior Notes due November 15, 2025 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 20, 2015).

4.19	—	Form of Floating Rate Senior Notes due March 15, 2066 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on April 1, 2016).

4.20	—	Form of 2.40% Senior Notes Due November 2026 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on October 25, 2016).

4.21	—	Form of 3.40% Senior Notes Due November 2046 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on October 25, 2016).

4.22	—	Form of 1.00% Senior Notes Due November 2028 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on October 25, 2016).

4.23	—	Form of Floating Rate Senior Notes due March 15, 2067 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 31, 2017).

4.24	—	Form of Floating Rate Senior Notes due May 16, 2022 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on May 16, 2017).

4.25	—	Form of 2.350% Senior Notes due May 16, 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on May 16, 2017).

4.26	—	Form of 2.125% Senior Notes due May 21, 2024 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on May 18, 2017).

4.27	—	Form of 0.375% Senior Notes due November 15, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on November 13, 2017).

4.28	—	Form of 1.500% Senior Notes due November 15, 2032 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 13, 2017).

4.29	—	Form of Floating Rate Senior Notes due April 1, 2021 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on November 14, 2017).

4.30	—	Form of Floating Rate Senior Notes due April 1, 2023 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 14, 2017).

4.31	—	Form of 2.050% Senior Notes due April 1, 2021 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on November 14, 2017).

4.32	—	Form of 2.500% Senior Notes due April 1, 2023 (incorporated by reference to Exhibit 4.4 to Form 8-K, filed on November 14, 2017).

4.33	—	Form of 2.800% Senior Notes due November 15, 2024 (incorporated by reference to Exhibit 4.5 to Form 8-K, filed on November 14, 2017).

4.34	—	Form of 3.050% Senior Notes due November 15, 2027 (incorporated by reference to Exhibit 4.6 to Form 8-K, filed on November 14, 2017).

4.35	—	Form of 3.750% Senior Notes due November 15, 2047 (incorporated by reference to Exhibit 4.7 to Form 8-K, filed on November 14, 2017).

4.36	—	Form of Floating Rate Senior Notes due November 15, 2067 (incorporated by reference to Exhibit 4.8 to Form 8-K, filed on November 14, 2017).

10.1	—	UPS Retirement Plan Amendment and Restatement Effective January 1 , 2014 (incorporated by reference to Exhibit 10.1 to From 10-K for the year ended December 31, 2014).*

10.1(a)	—	Amendment No. 1 to UPS Retirement Plan, as Amended and Restated, effective as of June 30, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2016).*

10.1(b)	—	Amendment Four to the Amended and Restated UPS Retirement Plan effective June 23, 2017 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on June 27, 2017).*

10.2	—	UPS 401(k) Savings Plan, Amendment and Restatement effective as of January 1, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 27, 2017).*

10.3	—	UPS Restoration Savings Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 27, 2017).*

10.4	—	Amendment One to the Amended and Restated UPS Excess Coordinating Benefit Plan effective June 23, 2017 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 27, 2017).*

10.4(a)	—	UPS Excess Coordinating Benefit Plan, as Amended and Restated, effective as of January 1, 2012 (incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 2012).*

10.5	—	United Parcel Service, Inc. 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement, filed on March 12, 2012).*

10.5(a)	—	Form of Long-Term Incentive Performance Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).*

10.5(b)	—	Form of Non-Management Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).*

10.5(c)	—	UPS Management Incentive Program Terms and Conditions effective as of January 1, 2011 (incorporated by reference to Exhibit 10.10(3) to the Form 10-K) for the year ended December 31, 2010).*

10.5(d)	—	UPS Stock Option Program Terms and Conditions effective as of January 1, 2012 (incorporated by reference to Exhibit 10.7(4) to the Form 10-K for the year ended December 31, 2011).*

10.5(e)	—	UPS Long-Term Incentive Performance Program Terms and Conditions effective as of January 1, 2012 (incorporated by reference to Exhibit 10.7(5) to the Form 10-K for the year ended December 31, 2011).*

10.6	—	Form of UPS Deferred Compensation Plan as Amended and Restated effective January 1, 2012 .*

10.6(a)	—	Amendment No. 1 to Amended and Restated UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.7(1) to the Form 10-K for the year ended December 31, 2012).*

10.7	—	2015 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement filed on March 24, 2015).*

10.8	—	2018 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement filed on March 16, 2018).*

10.8(a)	—	UPS Management Incentive Program Amended and Restated Terms and Conditions effective November 8, 2018.*

10.8(b)	—	UPS Stock Option Program Amended and Restated Terms and Conditions effective November 8, 2018.*

10.8(c)	—	UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions effective as of November 8, 2018.*

10.9	—	Employment offer letter agreement between the Company and Scott Price, dated November 28, 2017.*

10.10	—	Form of Protective Covenant Agreement between the Company and Scott Price.*

10.11	—	Employment offer letter agreement between the Company and Kevin Warren, dated May 5, 2018.*

10.12	—	Form of Protective Covenant Agreement between the Company and Kevin Warren.*

21	—	Subsidiaries

23	—	Consent of Deloitte & Touche LLP.

31.1	—	Certificate of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certificate of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

__________________________

(1)	Filed in paper format.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United Parcel Service, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(REGISTRANT)

By:	/S/ DAVID P. ABNEY
David P. Abney
Chairman and Chief Executive Officer
Date: February 21, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID P. ABNEY	Chairman, Chief Executive Officer and Director	February 21, 2019
David P. Abney	(Principal Executive Officer)

/S/ RODNEY C. ADKINS	Director	February 21, 2019
Rodney C. Adkins

/S/ MICHAEL J. BURNS	Director	February 21, 2019
Michael J. Burns

/S/ WILLIAM R. JOHNSON	Director	February 21, 2019
William R. Johnson

/S/ Dr. CANDACE KENDLE	Director	February 21, 2019
Candace Kendle

/S/ ANN M. LIVERMORE	Director	February 21, 2019
Ann M. Livermore

/S/ RUDY H.P. MARKHAM	Director	February 21, 2019
Rudy H. P. Markham

/S/ FRANCK J. MOISON	Director	February 21, 2019
Franck J. Moison

/S/ RICHARD N. PERETZ	Senior Vice President, Chief Financial Officer and Treasurer	February 21, 2019
Richard N. Peretz	(Principal Financial and Accounting Officer)

/S/ CLARK T. RANDT, JR.	Director	February 21, 2019
Clark T. Randt, Jr.

/S/ CHRISTIANA SMITH SHI	Director	February 21, 2019
Christiana Smith Shi

/S/ JOHN T. STANKEY	Director	February 21, 2019
John T. Stankey

/S/ CAROL B. TOMÉ	Director	February 21, 2019
Carol B. Tomé

/S/ KEVIN M. WARSH	Director	February 21, 2019
Kevin M. Warsh