Form 10-Q
period 2019-03-31
UNITED PARCEL SERVICE INC
filed 2019-04-30
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019 or

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
Former name, former address and former fiscal year, if changed since last report.
____________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class B common stock, par value $0.01 per share	UPS	New York Stock Exchange
Floating-Rate Senior Notes due 2020	UPS20A	New York Stock Exchange
1.625% Senior Notes due 2025	UPS25	New York Stock Exchange
1% Senior Notes due 2028	UPS28	New York Stock Exchange
0.375% Senior Notes due 2023	UPS23A	New York Stock Exchange
1.500% Senior Notes due 2032	UPS32	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There were 163,228,691 Class A shares, and 697,526,933 Class B shares, with a par value of $0.01 per share, outstanding at April 17, 2019.

PART I. FINANCIAL INFORMATION

Cautionary Statement About Forward-Looking Statements
This report, our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements other than those of current or historical fact, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan,” and variations thereof and similar terms, are intended to be forward-looking statements. Forward-looking statements are made subject to safe harbor protections of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
From time to time, we also include forward-looking statements in other publicly disclosed materials. Such statements may relate to our intent, belief and current expectations about our strategic direction prospects and future results, and give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: changes in general economic conditions, in the U.S. or internationally; significant competition on a local, regional, national, and international basis; changes in our relationships with our significant customers; change in the complex and stringent regulation in the U.S. and internationally (including tax laws and regulations); increased physical or data security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; results from the negotiation and ratification of labor contracts; strikes, work stoppages or slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; interruptions in our business from natural or man-made disasters including terrorism; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in substantial impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; potential additional tax liabilities in the U.S. or internationally; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2019 (unaudited) and December 31, 2018 (In millions)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$4,399	$4,225
Marketable securities	712	810
Accounts receivable, net	7,613	8,958
Current income taxes receivable	847	940
Other current assets	1,333	1,277
Total Current Assets	14,904	16,210
Property, Plant and Equipment, Net	27,247	26,576
Operating Lease Right-Of-Use Assets	2,543	—
Goodwill	3,813	3,811
Intangible Assets, Net	2,093	2,075
Investments and Restricted Cash	169	170
Deferred Income Tax Assets	153	141
Other Non-Current Assets	1,139	1,033
Total Assets	$52,061	$50,016
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$2,789	$2,805
Current maturities of operating leases	492	—
Accounts payable	3,907	5,188
Accrued wages and withholdings	2,913	3,047
Self-insurance reserves	783	810
Accrued group welfare and retirement plan contributions	665	715
Other current liabilities	1,660	1,522
Total Current Liabilities	13,209	14,087
Long-Term Debt and Finance Leases	20,377	19,931
Non-Current Operating Leases	2,093	—
Pension and Postretirement Benefit Obligations	8,270	8,347
Deferred Income Tax Liabilities	1,758	1,619
Self-Insurance Reserves	1,523	1,571
Other Non-Current Liabilities	1,346	1,424
Shareowners’ Equity:
Class A common stock (164 and 163 shares issued in 2019 and 2018, respectively)	2	2
Class B common stock (697 and 696 shares issued in 2019 and 2018, respectively)	7	7
Additional paid-in capital	27	—
Retained earnings	8,249	8,006
Accumulated other comprehensive loss	(4,818)	(4,994)
Deferred compensation obligations	25	32
Less: Treasury stock (1 share in 2019 and 2018)	(25)	(32)
Total Equity for Controlling Interests	3,467	3,021
Noncontrolling interests	18	16
Total Shareowners’ Equity	3,485	3,037
Total Liabilities and Shareowners’ Equity	$52,061	$50,016
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$17,160	$17,113
Operating Expenses:
Compensation and benefits	9,317	9,045
Repairs and maintenance	434	434
Depreciation and amortization	568	596
Purchased transportation	2,966	3,145
Fuel	770	750
Other occupancy	371	361
Other expenses	1,340	1,262
Total Operating Expenses	15,766	15,593
Operating Profit	1,394	1,520
Other Income and (Expense):
Investment income and other	215	294
Interest expense	(169)	(153)
Total Other Income and (Expense)	46	141
Income Before Income Taxes	1,440	1,661
Income Tax Expense	329	316
Net Income	$1,111	$1,345
Basic Earnings Per Share	$1.28	$1.55
Diluted Earnings Per Share	$1.28	$1.55

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net Income	$1,111	$1,345
Change in foreign currency translation adjustment, net of tax	53	(6)
Change in unrealized gain (loss) on marketable securities, net of tax	4	(3)
Change in unrealized gain (loss) on cash flow hedges, net of tax	76	(66)
Change in unrecognized pension and postretirement benefit costs, net of tax	43	39
Comprehensive Income	$1,287	$1,309

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$1,111	$1,345
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	568	596
Pension and postretirement benefit expense	188	154
Pension and postretirement benefit contributions	(214)	(44)
Self-insurance reserves	(74)	(11)
Deferred tax (benefit) expense	78	106
Stock compensation expense	308	239
Other (gains) losses	40	71
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,301	1,201
Other assets	128	1,100
Accounts payable	(1,143)	(601)
Accrued wages and withholdings	(94)	(67)
Other liabilities	87	(24)
Other operating activities	(7)	2
Net cash from operating activities	2,277	4,067
Cash Flows From Investing Activities:
Capital expenditures	(1,514)	(1,537)
Proceeds from disposals of property, plant and equipment	4	20
Purchases of marketable securities	(248)	(177)
Sales and maturities of marketable securities	349	246
Net (increase) decrease in finance receivables	10	—
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(1)	—
Other investing activities	(16)	2
Net cash used in investing activities	(1,416)	(1,446)
Cash Flows From Financing Activities:
Net change in short-term debt	(1,217)	165
Proceeds from long-term borrowings	2,141	159
Repayments of long-term borrowings	(439)	(1,656)
Purchases of common stock	(246)	(261)
Issuances of common stock	47	77
Dividends	(799)	(754)
Other financing activities	(182)	(280)
Net cash used in financing activities	(695)	(2,550)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	9	(14)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	175	57
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	4,367	3,769
End of period	$4,542	$3,826

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2019, our results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any other period or the entire year. The interim, unaudited, consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of March 31, 2019 and December 31, 2018. The fair values of our investment securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short and long-term debt in note 9 and our derivative instruments in note 15. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
Use of Estimates
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
For interim, unaudited, consolidated financial statement purposes, we provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability on their balance sheet for all leases with terms beyond twelve months. The new standard also requires enhanced disclosures that provide more transparency and information to financial statement users about lease portfolios. Effective January 1, 2019, we adopted the requirements of this ASU using the modified retrospective approach. The adoption on January 1, 2019 resulted in the recognition of right-of-use assets for operating leases of approximately $2.65 billion and operating lease liabilities of approximately $2.70 billion. The consolidated financial statements for the period ended March 31, 2019 are presented under the new standard, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard.

We elected the transition package of practical expedients permitted within the standard. In accordance with the package of practical expedients, we did not reassess initial direct costs, lease classification, or whether our contracts contain or are leases. We also made an accounting policy election to not recognize right-of-use assets and liabilities for leases with an original lease term of twelve months or less, unless the leases include options to renew or purchase the underlying asset that are reasonably certain to be exercised. See note 10 for additional disclosures required by this ASU.
In March 2017, the FASB issued an ASU requiring the premium on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount is not impacted by the update. We adopted this standard on January 1, 2019. This standard did not have a material impact on our consolidated financial position, results of operations or cash flows.
In August 2017, the FASB issued an ASU to enhance recognition of the economic results of hedging activities in the financial statements. In addition, this update makes certain targeted improvements to simplify the application of hedge accounting guidance and increase transparency regarding the scope and results of hedging activities. We adopted this standard on January 1, 2019. This standard did not have a material impact on our consolidated financial position, results of operations or cash flows but did require additional disclosures. See note 15 for required disclosures pertaining to this ASU.
For accounting standards adopted in the period ended March 31, 2018, refer to note 1 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
In January 2017, the FASB issued an ASU to simplify the accounting for goodwill impairment. The update removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under this ASU, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard will be effective for us in the first quarter of 2020, but early adoption is permitted. We continue to evaluate this update to determine the full impact of its adoption but do not expect this ASU to have a material impact on our consolidated financial position, results of operations or cash flows.
Other accounting pronouncements issued, but not effective until after March 31, 2019, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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
Disaggregation of Revenue

	Three Months Ended March 31,
	2019	2018
Revenue:
Next Day Air	$1,841	$1,784
Deferred	1,089	1,069
Ground	7,550	7,374
U.S. Domestic Package	10,480	10,227

Domestic	690	716
Export	2,631	2,672
Cargo & Other	138	145
International Package	3,459	3,533

Forwarding	1,416	1,605
Logistics	832	782
Freight	773	777
Other	200	189
Supply Chain & Freight	3,221	3,353

Consolidated revenue	$17,160	$17,113

We account for a contract when both parties have approved the contract and are committed to perform their obligations, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
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
As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use the cost-to-cost measure of progress for our package delivery contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including ancillary or accessorial fees and reductions for estimated customer incentives, are recorded proportionally as costs are incurred. Costs to fulfill include labor and other direct costs and an allocation of indirect costs. For our freight and freight forwarding contracts, an output method of progress based on time-in-transit is utilized as the timing of costs incurred does not best depict the transfer of control to the customer. In our Logistics business we have a right to consideration from customers in an amount that corresponds directly with the value to the customers of our performance completed to date, and as such we recognize revenue in the amount of which we have a right to invoice the customer.
Variable Consideration
It is common for our contracts to contain customer incentives, guaranteed service refunds or other provisions that can either increase or decrease the transaction price. These variable amounts are generally dependent upon achievement of certain incentive tiers or performance metrics. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts of revenue, which may be reduced by incentives or other contract provisions, in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of anticipated customer spending and all information (historical, current and forecasted) that is reasonably available to us.
Contract Modifications
Contracts are often modified to account for changes in the rates we charge our customers or to add additional distinct services. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that add additional distinct goods or services are treated as separate contracts. Contract modifications that do not add distinct goods or services typically change the price of existing services. These contract modifications are accounted for prospectively as the remaining performance obligations are distinct.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principal vs. Agent Considerations
In our transportation businesses, we utilize independent contractors and third-party carriers in the performance of some transportation services. U.S. GAAP requires us to evaluate whether our businesses themselves promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent) using a control model. Based on our evaluation of the control model, we determined that all of our major businesses act as the principal rather than the agent within their revenue arrangements. Revenue and the associated purchased transportation costs are both reported on a gross basis within our statements of consolidated income.
Accounts Receivable, Net
Accounts receivable, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Losses on accounts receivable are recognized when they are incurred, which requires us to make our best estimate of the probable losses inherent in our customer receivables at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk. Our total provision for doubtful accounts charged to expense before recoveries during the quarters ended March 31, 2019 and 2018 was $37 and $12 million, respectively.
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
Contract assets related to in-transit packages were $170 and $234 million at March 31, 2019 and December 31, 2018, respectively, net of deferred revenue related to in-transit packages of $229 and $236 million at March 31, 2019 and December 31, 2018, respectively. Contract assets are included within "Other current assets" in the consolidated balance sheets. Short-term contract liabilities related to advanced payments from customers were $5 million at March 31, 2019 and December 31, 2018, respectively. Short-term contract liabilities are included within "Other current liabilities" in the consolidated balance sheets. Long-term contract liabilities related to advanced payments from customers were $26 million at March 31, 2019 and December 31, 2018, respectively. Long-term contract liabilities are included within "Other Non-Current liabilities" in the consolidated balance sheets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. STOCK-BASED COMPENSATION
We issue employee share-based awards under various incentive compensation plans, which permit the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock units, and restricted performance shares and performance units to eligible employees (restricted stock and stock units, restricted performance shares and performance units are herein referred to as "Restricted Units"). Upon vesting, Restricted Units result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Dividends accrued on Restricted Units are reinvested in additional Restricted Units at each dividend payable date, and are subject to the same vesting and forfeiture conditions as the underlying Restricted Units upon which they are earned.
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
Management Incentive Award Program ("MIP")
We award Restricted Units under MIP to certain eligible management employees. For Restricted Units granted under MIP prior to 2019, vesting generally occurs over a five-year period with approximately 20% of the award vesting on January 15th of each of the years following the grant date (except in the case of death or disability, in which case immediate vesting occurs). The entire grant is expensed on a straight-line basis (less estimated forfeitures) ratably over the requisite service period (except in the case of death, disability or retirement, in which case immediate expensing occurs). These historical awards will continue to vest through 2023.
Beginning with the MIP grant in the first quarter of 2019, Restricted Units vest one year following the grant date (except in the case of death or disability, in which case immediate vesting occurs). The entire grant is expensed on a straight-line basis (less estimated forfeitures) ratably over the requisite service period (except in the case of death, disability or retirement, in which case immediate expensing occurs).
Based on the date that the eligible management population and performance targets were approved for MIP, we determined the award measurement dates to be February 6, 2019 (for U.S.-based employees other than management committee employees), February 14, 2019 (for management committee employees) and March 25, 2019 (for international-based employees); therefore, the Restricted Units awarded were valued for stock compensation expense purposes using the closing New York Stock Exchange price of $108.82, $111.80 and $106.90 on those dates, respectively.
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
Based on the date that the eligible management population and performance targets were approved for the 2019 LTIP Award, we determined the award measurement date to be March 22, 2019; therefore, the target Restricted Units awarded for the ROIC and growth in currency-constant consolidated revenue portions of the award were valued for stock compensation expense using the closing New York Stock Exchange price of $107.35 on that date.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions used and the calculated weighted-average fair values of the RTSR portion of the LTIP awards granted in 2019 and 2018 are as follows:

	2019	2018
Risk-free interest rate	2.24%	2.61%
Expected volatility	19.61%	16.51%
Weighted-average fair value of units granted	$123.40	$137.57
Share payout	114.95%	123.47%

There is no expected dividend yield as units earn dividend equivalents.
Non-Qualified Stock Options
During the first quarter of 2019, we granted non-qualified stock option awards to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards generally vest over a five-year period with approximately 20% of the award vesting at each anniversary of the grant date (except in the case of death or disability, in which case immediate vesting occurs). The options granted expire 10 years after the date of the grant. In the first quarter of 2019, we granted 0.3 million stock options at a grant price of $111.80, which is based on the closing New York Stock Exchange price on February 14, 2019. In the first quarter of 2018, we granted 0.3 million and 0.01 million stock options at a grant price of $106.43 and $104.45, which is based on the closing New York Stock Exchange price on March 1, 2018 and March 22, 2018, respectively.
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used and the calculated weighted-average fair values of options granted in 2019 and 2018 are as follows:

	2019	2018
Expected dividend yield	2.93%	2.93%
Risk-free interest rate	2.60%	2.84%
Expected life (in years)	7.5	7.5
Expected volatility	17.79%	16.72%
Weighted-average fair value of options granted	$16.39	$15.23

Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the three months ended March 31, 2019 and 2018 was $308 and $239 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of March 31, 2019 and December 31, 2018 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2019:
Current trading marketable securities:
Corporate debt securities	$113	$—	$—	$113
Equity securities	2	—	—	2
Total trading marketable securities	115	—	—	115

Current available-for-sale securities:
U.S. government and agency debt securities	293	1	(1)	293
Mortgage and asset-backed debt securities	73	1	—	74
Corporate debt securities	210	1	(1)	210
Non-U.S. government debt securities	20	—	—	20
Total available-for-sale marketable securities	596	3	(2)	597

Total current marketable securities	$711	$3	$(2)	$712

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2018:
Current trading marketable securities:
Corporate debt securities	$137	$—	$—	$137
Equity securities	2	—	—	2
Total trading marketable securities	139	—	—	139

Current available-for-sale securities:
U.S. government and agency debt securities	297	1	(1)	297
Mortgage and asset-backed debt securities	82	—	(1)	81
Corporate debt securities	275	—	(2)	273
Non-U.S. government debt securities	20	—	—	20
Total available-for-sale marketable securities	674	1	(4)	671

Total current marketable securities	$813	$1	$(4)	$810

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of March 31, 2019. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at March 31, 2019, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$33	$33
Due after one year through three years	578	578
Due after three years through five years	23	23
Due after five years	75	76
	709	710
Equity securities	2	2
	$711	$712

Non-Current Investments and Restricted Cash
Non-current investments and restricted cash is primarily associated with our self-insurance programs. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide collateral to the insurance carrier, which is invested in various marketable securities and cash equivalents. Collateral provided is reflected in "Cash, Cash Equivalents and Restricted Cash" in the statements of consolidated cash flows. At March 31, 2019 and December 31, 2018, we had $143 and $142 million in self-insurance investments and restricted cash, respectively.
We held a $20 and $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at March 31, 2019 and December 31, 2018 respectively. The quarterly change in investment fair value is recognized in "Investment income and other" on the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets, primarily real estate, of $6 and $9 million as of March 31, 2019 and December 31, 2018, respectively.
The amounts described above are classified as “Investments and Restricted Cash” in the consolidated balance sheets.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions):

	March 31, 2019	December 31, 2018	March 31, 2018
Cash and cash equivalents	$4,399	$4,225	$3,544
Restricted cash	143	142	282
Total cash, cash equivalents and restricted cash	$4,542	$4,367	$3,826

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “Other non-current investments” in the tables below, and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) a risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 8.00% and 8.16% as of March 31, 2019 and December 31, 2018, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis. The level 3 instruments measured on a recurring basis totaled $2 million as of March 31, 2019 and December 31, 2018.
The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
March 31, 2019:
Marketable Securities:
U.S. government and agency debt securities	$293	$—	$—	$293
Mortgage and asset-backed debt securities	—	74	—	74
Corporate debt securities	—	323	—	323
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	20	—	20
Total marketable securities	293	419	—	712
Other non-current investments	20	—	2	22
Total	$313	$419	$2	$734

December 31, 2018:
Marketable Securities:
U.S. government and agency debt securities	$297	$—	$—	$297
Mortgage and asset-backed debt securities		81	—	81
Corporate debt securities	—	410	—	410
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	20	—	20
Total marketable securities	297	513	—	810
Other non-current investments	19	—	2	21
Total	$316	$513	$2	$831

There were no transfers of investments between Level 1 and Level 2 during the three months ended March 31, 2019 or 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2019 and December 31, 2018 consists of the following (in millions):

	2019	2018
Vehicles	$9,936	$9,820
Aircraft	17,625	17,499
Land	2,056	2,000
Buildings	4,844	4,808
Building and leasehold improvements	4,461	4,323
Plant equipment	11,899	11,833
Technology equipment	2,097	2,093
Construction-in-progress	2,447	2,112
	55,365	54,488
Less: Accumulated depreciation and amortization	(28,118)	(27,912)
	$27,247	$26,576

As part of our ongoing investment in transformation, in 2018 we made prospective revisions to our estimates of useful lives for building improvements, vehicles and plant equipment which in general had the effect of lengthening the useful lives of these categories. Additionally, we made capital investments in property, plant and equipment, net of disposals and fully-depreciated assets, that resulted in an increase in depreciation expense of $90 million and a decrease to net income of $69 million or $0.08 per share on a basic and diluted basis in the first quarter of 2019. This increase was offset by the effect of lengthening the useful lives of various asset categories which resulted in a decrease in depreciation expense and an increase in operating income of $127 million and an increase to net income of $98 million or $0.11 per share on a basic and diluted basis in the first quarter of 2019. Combining both impacts resulted in a net decrease of $37 million to depreciation expense, and an increase to net income of $29 million or $0.03 per share on both a basic and diluted basis in the first quarter of 2019.
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor all other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. No impairment charges on property, plant and equipment were recorded during the three months ended March 31, 2019 or 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three months ended March 31, 2019 and 2018 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2019	2018	2019	2018	2019	2018
Three Months Ended March 31:
Service cost	$359	$416	$6	$7	$14	$16
Interest cost	517	449	27	26	12	12
Expected return on assets	(782)	(801)	(2)	(2)	(19)	(20)
Amortization of prior service cost	54	49	2	2	—	—
Net periodic benefit cost	$148	$113	$33	$33	$7	$8

During the first three months of 2019, we contributed $22 and $192 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We currently expect to contribute $2.1 billion and $52 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively. Subject to market conditions, we continually evaluate opportunities for additional discretionary pension contributions.
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
As of March 31, 2019 and December 31, 2018 we had $850 and $852 million, respectively, recorded in "Other Non-Current Liabilities" as well as $7 million as of March 31, 2019 and December 31, 2018, recorded in "Other current liabilities" in our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 44 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of March 31, 2019 and December 31, 2018 was $851 and $832 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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
As such, our best estimate of the next most likely outcome at the December 31, 2018 measurement date was that the CSPF would submit and implement another benefit reduction plan under the MPRA during 2019. We believe any MPRA filing would be designed to forestall insolvency by reducing benefits to participants other than the UPS Transfer Group to the maximum extent permitted, and then reducing benefits to the UPS Transfer Group by a lesser amount.
We evaluated this outcome using a deterministic cash flow projection, reflecting updated estimated CSPF cash flows and investment earnings, the lack of legislative action and the absence of a MPRA filing by the CSPF. As a result, at the December 31, 2018 measurement date, the best estimate of our projected benefit obligation increased by $1.6 billion for coordinating benefits that may be required to be directly provided by the UPS/IBT Plan to the UPS Transfer Group.
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
Collective Bargaining Agreements
As of December 31, 2018, we had approximately 283,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. These agreements expired on July 31, 2018, but had been indefinitely extended pending the ratification of a new agreement with the Teamsters. On April 28, 2019, the Teamsters ratified a new national master agreement ("NMA") with UPS that will expire on August 1, 2023. Most of the economic provisions of the NMA are retroactive to August 1, 2018, which is the effective date of the NMA. The UPS Freight business unit national master agreement was ratified on November 11, 2018.
We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which becomes amendable on September 1, 2021.
We have approximately 1,400 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727. On February 8, 2019, the airline mechanics who are covered by this agreement voted to ratify a new contract which will become amendable November 1, 2023. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”) that will expire on July 31, 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of March 31, 2019 and December 31, 2018 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2018:	$715	$417	$2,679	$3,811
Acquired	—	2	—	2
Currency / Other	—	(2)	2	—
March 31, 2019:	$715	$417	$2,681	$3,813

The change in goodwill for both the International Package and Supply Chain & Freight segments was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.

The following is a summary of intangible assets as of March 31, 2019 and December 31, 2018 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2019:
Capitalized software	$3,783	$(2,524)	$1,259
Licenses	117	(43)	74
Franchise rights	146	(106)	40
Customer relationships	737	(236)	501
Trade name	200	—	200
Trademarks, patents and other	55	(36)	19
Total Intangible Assets, Net	$5,038	$(2,945)	$2,093
December 31, 2018:
Capitalized software	$3,693	$(2,478)	$1,215
Licenses	117	(36)	81
Franchise rights	145	(105)	40
Customer relationships	736	(217)	519
Trade name	200	—	200
Trademarks, patents and other	52	(31)	20
Total Intangible Assets, Net	$4,943	$(2,867)	$2,075

As of March 31, 2019, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $4 million, which are deemed to be indefinite-lived intangible assets and are included in the table above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of March 31, 2019 and December 31, 2018 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2019	2018
Commercial paper	$1,644	2019-2020	$1,644	$2,662
Fixed-rate senior notes:

5.125% senior notes	1,000	2019	1,000	998
3.125% senior notes	1,500	2021	1,522	1,492
2.050% senior notes	700	2021	698	698
2.450% senior notes	1,000	2022	983	1,023
2.350% senior notes	600	2022	598	597
2.500% senior notes	1,000	2023	994	994
2.800% senior notes	500	2024	496	496
2.400% senior notes	500	2026	498	498
3.050% senior notes	1,000	2027	991	991
3.400% senior notes	750	2029	745	—
6.200% senior notes	1,500	2038	1,482	1,482
4.875% senior notes	500	2040	490	490
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	491	491
3.750% senior notes	1,150	2047	1,136	1,136
4.250% senior notes	750	2049	742	—
Floating-rate senior notes:
Floating-rate senior notes	350	2021	349	349
Floating-rate senior notes	400	2022	399	399
Floating-rate senior notes	500	2023	499	499
Floating-rate senior notes	1,041	2049-2067	1,028	1,029
8.375% Debentures:
8.375% debentures	424	2020	432	419
8.375% debentures	276	2030	281	274
Pound Sterling notes:
5.500% notes	87	2031	86	84
5.125% notes	595	2050	564	546
Euro senior notes:
0.375% notes	786	2023	782	797
1.625% notes	786	2025	782	798
1.000% notes	562	2028	558	570
1.500% notes	562	2032	558	569
Floating-rate senior notes	562	2020	561	572
Canadian senior notes:
2.125% notes	558	2024	555	548
Finance lease obligations	525	2019-3005	525	534
Facility notes and bonds	320	2029-2045	320	320
Other debt	9	2019-2022	9	13
Total debt	$23,312		23,166	22,736
Less: Current maturities			(2,789)	(2,805)
Long-term debt			$20,377	$19,931

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as of March 31, 2019: $1.119 billion with an average interest rate of 2.43% and €468 million ($525 million) with an average interest rate of -0.35%. As of March 31, 2019, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheets.
Debt Classification
We have classified certain floating-rate senior notes that are putable by the note holders as long-term debt, due to our intent and ability to refinance the debt if the put option is exercised by the note holders.
Debt Issuance
On March 13, 2019 we issued two series of notes, both in the principal amounts of $750 million. These fixed rate notes bear interest at the rates of 3.400% and 4.250% and will mature on March 15, 2029 and March 15, 2049, respectively. Interest on the fixed-rate senior notes is payable semi-annually, beginning September 2019. The 3.400% fixed-rate senior notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of remaining scheduled payments of principal and interest thereon discounted to the redemption date (three months prior to maturity) on a semi-annual basis at the discount rate of the Treasury Rate plus 15 basis points and accrued and unpaid interest. The 4.250% fixed-rate senior notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of remaining scheduled payments of principal and interest thereon discounted to the redemption date (six months prior to maturity) on a semi-annual basis at the discount rate of the Treasury Rate plus 20 basis points and accrued and unpaid interest.
Sources of Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provided revolving credit facilities of $3.0 billion as of March 31, 2019, and expires on December 10, 2019. On April 4, 2019, we elected to reduce this 364 day revolving credit facility by $1.5 billion. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of March 31, 2019.
The second agreement provides revolving credit facilities of $3.0 billion, and expires on December 11, 2023. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of March 31, 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2019 and for all periods presented, we were in compliance with all applicable financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2019, 10% of net tangible assets was equivalent to $3.295 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $24.102 and $23.293 billion as of March 31, 2019 and December 31, 2018, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. LEASES
We adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019. The standard requires lessees to recognize a right-of-use ("ROU") asset and lease liability for all leases. Some of our leases contain both lease and non-lease components, which we have elected to treat as a single lease component. We have also elected not to recognize leases that have an original lease term, including reasonably certain renewal or purchase options, of twelve months or less in our consolidated balance sheets for all classes of underlying assets. Lease costs for short-term leases are recognized on a straight-line basis over the lease term. We elected the package of transition practical expedients for existing contracts, which allowed us to carry forward our historical assessments of whether contracts are or contain leases, lease classification and determination of initial direct costs.
We lease property and equipment under finance and operating leases. We have operating and finance leases for package centers, airport facilities, warehouses, corporate office space, aircraft, aircraft engines, information technology equipment (primarily mainframes, servers and copiers), vehicles and various other equipment used in operating our business. Certain leases for real estate and aircraft contain options to purchase, extend or terminate the lease. Determining the lease term and amount of lease payments to include in the calculation of the ROU asset and lease liability for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain, and if the optional period and payments should be included in the calculation of the associated ROU asset and liability. In making this determination, we consider all relevant economic factors that would compel us to exercise or not exercise an option.
When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. In such cases, we use an estimate of our incremental borrowing rate to discount lease payments based on information available at lease commencement.
Aircraft
In addition to the aircraft that we own, we have leases for 332 additional aircraft. Of these leased aircraft, 34 are classified as finance leases, 12 are classified as operating leases and the remaining 286 are classified as short-term leases. A majority of the obligations associated with the aircraft classified as finance leases have been legally defeased. The long-term aircraft operating leases are operated by a third party to handle package and cargo volume in geographic regions where, due to government regulations, we are restricted from operating an airline.
In order to meet customers' needs, we charter aircraft to handle package and cargo volume on certain international trade lanes and domestic routes. Due to the nature of these agreements, primarily being that either party can cancel the agreement with short notice, we have classified these as short-term leases. Additionally, all of the lease payments associated with these charter agreements are variable in nature based on the number of hours flown.
Real Estate
We have operating and finance leases for package centers, airport facilities, warehouses, corporate office space, and expansion facilities utilized during peak shipping periods. Many of our leases contain charges for common area maintenance or other miscellaneous expenses that are updated based on landlord estimates. Due to this variability, the cash flows associated with these charges are not included in the minimum lease payments used in determining the ROU asset and associated lease liability.
Some of our real estate leases contain options to renew or extend the lease or terminate the lease before the expiration date. These options are factored into the determination of the lease term and lease payments when their exercise is considered to be reasonably certain.
From time to time, we enter leases with the intention of purchasing the property, either through purchase options with a fixed price or a purchase agreement negotiated contemporaneously with the lease agreement. We classify these leases as finance leases and include the purchase date and purchase price in the lease term and lease payments, respectively, when the option exercise or purchase is reasonably certain.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Transportation equipment and other equipment
We enter into both long-term and short-term leases for transportation equipment to supplement our capacity or meet contractual demands. Some of these assets are leased on a month-to-month basis and the leases can be terminated without penalty. The lease term for these types of leases is determined by the length of the underlying customer contract or based on the judgment of the business unit. We also enter into multi-year leases for trailers to increase capacity during periods of high demand, which are typically only used for 90-120 days during the year. These leases are treated as short-term as the cumulative right-of-use is less than 12 months over the term of the contract.
The remainder of our leases are primarily related to equipment used in our air operations, vehicles required to meet capacity needs during periods of higher demand for our shipping services, technology equipment and office equipment used in our facilities.
Some of our transportation and technology equipment leases require us to make additional lease payments based on the underlying usage of the assets. Due to the variable nature of these costs, these are expensed as incurred and are not included in the ROU asset and lease liability.
The components of lease expense for the three months ended March 31, 2019 are as follows (in millions):

Three Months Ended March 31, 2019
Operating lease costs	$157
Finance lease costs:
Amortization of assets	19
Interest on lease liabilities	5
Total finance lease costs	24
Variable and short-term lease costs	278
Total lease costs	$459

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information and balance sheet location related to leases is as follows (in millions, except lease term and discount rate):

March 31, 2019
Operating Leases:
Operating lease right-of-use assets	$2,543

Current maturities of operating leases	$492
Non-current operating leases	2,093
Total operating lease liabilities	$2,585

Finance Leases:
Property, plant and equipment, at cost	$2,569
Accumulated amortization	942
Property, plant and equipment, net	$1,627

Current maturities of long-term debt, commercial paper and finance leases	$138
Long-term debt and finance leases	387
Total finance lease liabilities	$525

Weighted average remaining lease term (in years):
Operating leases	9.1
Finance leases	9.4

Weighted average discount rate:
Operating leases	2.74%
Finance leases	4.28%

Supplemental cash flow information related to leases is as follows (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$153
Operating cash flows from finance leases	2
Financing cash flows from finance leases	4

ROU assets obtained in exchange for lease liabilities:
Operating leases	$34

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of March 31, 2019 are as follows (in millions):

	Finance Leases	Operating Leases
2019	$150	$430
2020	93	498
2021	44	422
2022	38	350
2023	36	282
Thereafter	292	1,045
Total lease payments	653	3,027
Less: Imputed interest	(128)	(442)
Total lease obligations	525	2,585
Less: Current obligations	(138)	(492)
Long-term lease obligations	$387	$2,093

As of March 31, 2019, we have additional leases which have not commenced. These leases will commence when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained. These leases will commence in 2019 and 2020.

Disclosures related to periods prior to adoption of the new lease standard

The following table sets forth the aggregate minimum lease payments under capital and operating leases (in millions) as of December 31, 2018:

	Capital Leases	Operating Leases
2019	$158	$578
2020	95	477
2021	42	399
2022	39	325
2023	36	262
After 2023	293	926
Total lease payments	663	2,967
Less: Imputed interest	(129)
Total lease obligations	534
Less: Current obligations	(140)
Long-term lease obligations	$394

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
Judicial Proceedings
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserted claims under various federal and state laws. The complaint also included a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. On March 24, 2017, the District Court issued an opinion and order finding liability against UPS on each of the plaintiffs’ causes of action. On May 25, 2017, the District Court issued a corrected opinion and order on liability and an order awarding the plaintiffs damages of $9.4 million and penalties of $237.6 million. An accrual of $9.4 million with respect to the damages awarded by the court is included on our consolidated balance sheets at March 31, 2019. We estimate that the amount of losses could be up to $247 million, plus interest; however, the amount of penalties ultimately payable, if any, is subject to a variety of complex factors and potential outcomes that remain to be determined in future legal proceedings. Consequently, we are unable to reasonably estimate a likely amount of loss within that range. We strongly disagree with the District Court's analysis and conclusions, and have appealed to the United States Court of Appeals for the Second Circuit. The briefing and oral argument are now complete. We await a ruling by the Court of Appeals.
We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. Except as described below, we do not believe that any loss associated with any matter would have a material adverse effect on our financial condition, results of operations or liquidity. Hughes v. UPS Supply Chain Solutions, Inc. and United Parcel Service, Inc. has been certified as a class action in Kentucky state court. In this action, Plaintiffs allege that they were not properly compensated for time entering and exiting security checkpoints and getting to their work areas at UPS’s facilities. Plaintiffs seek compensatory damages, liquidated damages, attorneys’ fees, and interest.  We have denied any liability and intend to vigorously defend ourselves in this case. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter, including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are fully convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of March 31, 2019, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued. As of March 31, 2019, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interest accounts for the three months ended March 31, 2019 and 2018 (in millions, except per share amounts):

	2019		2018
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	163	$2	173	$2
Common stock purchases	(1)	—	(1)	—
Stock award plans	3	—	3	—
Common stock issuances	2	—	2	—
Conversions of class A to class B common stock	(3)	—	(3)	—
Class A shares issued at end of period	164	$2	174	$2
Class B Common Stock
Balance at beginning of period	696	$7	687	$7
Common stock purchases	(2)	—	(1)	—
Conversions of class A to class B common stock	3	—	3	—
Class B shares issued at end of period	697	$7	689	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		169		20
Common stock purchases		(251)		(136)
Common stock issuances		114		155
Option premiums received (paid)		(5)		(39)
Balance at end of period		$27		$—
Retained Earnings
Balance at beginning of period		$8,006		$5,852
Net income attributable to common shareowners		1,111		1,345
Dividends ($0.96 and $0.91 per share) (1)		(867)		(840)
Common stock purchases		—		(119)
Reclassification from AOCI pursuant to the early adoption of ASU 2018-02		—		735
Other		(1)		—
Balance at end of period		$8,249		$6,973
Non-Controlling Minority Interest
Balance at beginning of period		$16		$30
Change in non-controlling minority interest		2		1
Balance at end of period		$18		$31
(1) The dividend per share amount is the same for both class A and class B common stock

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We repurchased 2.4 million shares of class A and class B common stock for $251 million during the three months ended March 31, 2019, and 2.2 million shares for $255 million during the three months ended March 31, 2018. In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion, which has no expiration date. As of March 31, 2019, we had $3.088 billion of this share repurchase authorization available.
From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the first quarter of 2019, we did not enter into any accelerated share repurchase transactions.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We paid net premiums of $5 million during the first three months of 2019 and $39 million during the first three months of 2018, related to entering into and settling capped call options for the purchase of class B shares. As of March 31, 2019, we had outstanding options for the purchase of 0.3 million shares with a weighted average strike price of $95.95 per share that will settle during 2019.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. Additionally, effective January 1, 2018, we early adopted an ASU that allowed a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). The activity in AOCI for the three months ended March 31, 2019 and 2018 is as follows (in millions):

	2019	2018
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,126)	$(930)
Translation adjustment (net of tax effect of $9 and $(9))	53	(6)
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	—	(47)
Balance at end of period	(1,073)	(983)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(2)	(2)
Current period changes in fair value (net of tax effect of $0 and $(1))	4	(4)
Reclassification to earnings (net of tax effect of $0 and $1)	—	1
Balance at end of period	2	(5)
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	40	(366)
Current period changes in fair value (net of tax effect of $28 and $(33))	89	(102)
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	—	(79)
Reclassification to earnings (net of tax effect of $(4) and $12)	(13)	36
Balance at end of period	116	(511)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,906)	(3,569)
Reclassification to earnings (net of tax effect of $13 and $12)	43	39
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	—	(609)
Balance at end of period	(3,863)	(4,139)
Accumulated other comprehensive income (loss) at end of period	$(4,818)	$(5,638)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three months ended March 31, 2019 and 2018 is as follows (in millions):

Three Months Ended March 31:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2019	2018
Unrealized gain (loss) on marketable securities:
Realized loss on sale of securities	$—	$(2)	Investment income and other
Income tax (expense) benefit	—	1	Income tax expense
Impact on net income	—	(1)	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(6)	(6)	Interest expense
Foreign exchange contracts	23	(42)	Revenue
Income tax (expense) benefit	(4)	12	Income tax expense
Impact on net income	13	(36)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(56)	(51)	Investment income and other
Income tax (expense) benefit	13	12	Income tax expense
Impact on net income	(43)	(39)	Net income

Total amount reclassified for the period	$(30)	$(76)	Net income

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the three months ended March 31, 2019 and 2018 is as follows (in millions):

	2019		2018
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$32		$37
Reinvested dividends		1		1
Benefit payments		(8)		(7)
Balance at end of period		$25		$31
Treasury Stock:
Balance at beginning of period	(1)	$(32)	(1)	$(37)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	8	—	7
Balance at end of period	(1)	$(25)	(1)	$(31)

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
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income and other, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain expenses are allocated between the segments using activity-based costing methods.
Segment information for the three months ended March 31, 2019 and 2018 is as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Revenue:
U.S. Domestic Package	$10,480	$10,227
International Package	3,459	3,533
Supply Chain & Freight	3,221	3,353
Consolidated	$17,160	$17,113
Operating Profit:
U.S. Domestic Package	$666	$756
International Package	528	594
Supply Chain & Freight	200	170
Consolidated	$1,394	$1,520

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to common shareowners	$1,111	$1,345
Denominator:
Weighted average shares	860	861
Deferred compensation obligations	1	1
Vested portion of restricted units	5	4
Denominator for basic earnings per share	866	866
Effect of dilutive securities:
Restricted units	3	4
Stock options	—	—
Denominator for diluted earnings per share	869	870
Basic earnings per share	$1.28	$1.55
Diluted earnings per share	$1.28	$1.55

There were 0.9 million and 0.3 million antidilutive shares for the three months ended March 31, 2019 and 2018, respectively. Diluted earnings per share for the three months ended March 31, 2019 and 2018 excluded the effect of 0.1 million and 0.3 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options, because such effect would be antidilutive.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
Risk Management Policies
Changes in fuel prices, interest rates and foreign currency exchange rates impact our results of operations. These exposures are actively monitored by management. To manage the impact of these exposures, we enter into a variety of derivative financial instruments. Our objective is to manage, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency rates, commodity prices and interest rates. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. As we use price sensitive instruments to hedge a certain portion of our existing and anticipated transactions, we expect that any loss in value from those instruments generally would be offset by increases in the value of those hedged transactions. We do not hold or issue derivative financial instruments for trading or speculative purposes.
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
At March 31, 2019 and December 31, 2018, we held cash collateral of $383 and $325 million, respectively, under these agreements; this collateral is included in "Cash and cash equivalents" in the consolidated balance sheets and its use by UPS is not restricted. At March 31, 2019 and December 31, 2018, $1 and $0 million, respectively, of additional collateral was required to be posted with our counterparties.
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
The aggregate fair value of instruments not covered by the zero threshold bilateral collateral provisions were in a net liability position of $0 million at March 31, 2019 and December 31, 2018.
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
A cash flow hedge refers to hedging the exposure to variability in expected future cash flows that is attributable to a particular risk. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of AOCI, and reclassified into earnings in the same period during which the hedged transaction affects earnings.
A fair value hedge refers to hedging the exposure to changes in the fair value of an existing asset or liability in the consolidated balance sheets that is attributable to a particular risk. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument is recognized in the statements of consolidated income during the current period, as well as the offsetting gain or loss on the hedged item.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A net investment hedge refers to the use of cross currency swaps, forward contracts or foreign currency denominated debt to hedge portions of our net investments in foreign operations. For hedges that meet the hedge accounting requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in the foreign currency translation adjustment within AOCI, and are recorded in the income statement when the hedged item affects earnings.
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
We hedge our net investment in certain foreign operations with foreign currency denominated debt instruments. The use of foreign denominated debt as the hedging instrument allows the debt to be remeasured to foreign currency translation adjustment within AOCI to offset the translation risk from those investments. Balances in the cumulative translation adjustment accounts remain until the sale or complete liquidation of the foreign entity, upon which they are recognized as a component of investment income and other.
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
Outstanding Positions
As of March 31, 2019 and December 31, 2018, the notional amounts of our outstanding derivative positions were as follows (in millions):

	March 31, 2019		December 31, 2018
Currency hedges:
Euro	EUR	4,784	EUR	4,924
British Pound Sterling	GBP	1,905	GBP	2,037
Canadian Dollar	CAD	1,455	CAD	1,443
Hong Kong Dollar	HKD	3,707	HKD	3,642
Singapore Dollar	SGD	—	SGD	20

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	4,674	USD	4,674
Floating to Fixed Interest Rate Swaps	USD	778	USD	778

As of March 31, 2019 and December 31, 2018, we had no outstanding commodity hedge positions.
Balance Sheet Recognition and Fair Value Measurements
The following table indicates the location in the consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives (in millions). The table is segregated between those derivative instruments that qualify and are designated as hedging instruments and those that are not, as well as by type of contract and whether the derivative is in an asset or liability position.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in the consolidated balance sheets. The columns labeled "Net Amounts if Right of Offset had been Applied" indicate the potential net fair value positions by type of contract and location in the consolidated balance sheets had we elected to apply the right of offset.

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$122	$90	$117	$83
Interest rate contracts	Other current assets	Level 2	—	1	—	1
Foreign exchange contracts	Other non-current assets	Level 2	277	230	270	215
Interest rate contracts	Other non-current assets	Level 2	16	14	10	6
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	2	7	1	5
Foreign exchange contracts	Other non-current assets	Level 2	—	1	—	1
Interest rate contracts	Other non-current assets	Level 2	16	18	16	18
Total Asset Derivatives			$433	$361	$414	$329

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$5	$7	$—	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	7	15	—	—
Interest rate contracts	Other non-current liabilities	Level 2	26	41	20	33
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	1	3	—	1
Foreign exchange contracts	Other non-current liabilities	Level 2	—	1	—	1
Total Liability Derivatives			$39	$67	$20	$35

Our foreign exchange, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of March 31, 2019 and December 31, 2018 (in millions).

	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	March 31, 2019	March 31, 2019	December 31, 2018	December 31, 2018
Current maturities of long-term debt, commercial paper and finance leases	$1,000	$—	$—	$—
Long-term debt and finance leases	3,218	27	4,207	16

The cumulative amount of fair value hedging losses remaining for any hedged assets and liabilities for which hedge accounting has been discontinued as of March 31, 2019 is $27 million. These amounts will be recognized over the next 12 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in the income statement for the fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the three months ended March 31, 2019 and 2018 (in millions):

	March 31, 2019
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$(15)	$—
Derivatives designated as hedging instruments	—	15	—
Gains or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(6)	—
Foreign Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	23	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$23	$(6)	$—

	March 31, 2018
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$54	$—
Derivatives designated as hedging instruments	—	(54)	—
Gains or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(6)	—
Foreign Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	(42)	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$(42)	$(6)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the three months ended March 31, 2019 and 2018 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended March 31:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	2019	2018
Interest rate contracts	$13	$1
Foreign exchange contracts	104	(136)
Total	$117	$(135)

As of March 31, 2019, there are $132 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI that are expected to be reclassified to income over the 12 month period ending March 31, 2020. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 14 years.
The following table indicates the amount of gains and losses that have been recognized in AOCI within foreign currency translation adjustment for the three months ended March 31, 2019 and 2018 for those instruments designated as net investment hedges (in millions):

Three Months Ended March 31:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2019	2018
Foreign denominated debt	$73	$(80)
Total	$73	$(80)

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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three months ended March 31, 2019 and 2018 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2019	2018
Three Months Ended March 31:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange contracts	Investment income and other	(1)	8
Investment market price contracts	Investment income and other	—	16
Total		$(3)	$22

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES
Our effective tax rate for the three months ended March 31, 2019 was approximately 22.8% compared with 19.0% in the same period of 2018. The recognition of excess tax benefits related to share-based compensation in income tax expense reduced our effective tax rate by 0.4% for the three months ended March 31, 2019 compared to 2.7% in the same period of 2018. Other favorable items that impacted our effective tax rate in the first quarter of 2018, but did not recur in 2019, included favorable resolutions of uncertain tax positions and favorable tax provisions enacted in the Bipartisan Budget Act of 2018.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, we have recognized liabilities for uncertain tax positions. We reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, an estimate of the range of reasonably possible outcomes cannot be made. Items that may cause changes to unrecognized tax benefits include the timing of interest deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statutes of limitations, additional regulatory guidance on the Tax Act or other unforeseen circumstances.
As discussed in note 17, we recognized pre-tax transformation strategy costs of $123 million in the first quarter of 2019. As a result, we recorded an additional income tax benefit of $30 million. This benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate primarily due to the effect of U.S. state and local taxes and foreign taxes.
NOTE 17. TRANSFORMATION STRATEGY
In the first quarter of 2018, we launched the first phase of a multi-year, enterprise-wide transformation strategy that is expected to impact our organization. Over the next few years additional phases will be implemented. The program includes investments impacting global direct and indirect operating costs, as well as changes in processes and technology.
During the quarter ended March 31, 2019, we recorded a pre-tax charge of $123 million that reflects costs and other employee benefits of $106 million for the quarter included within "Compensation and benefits" on the statements of consolidated income, and other costs of $17 million recorded to total other expenses. The after-tax transformation strategy costs totaled $93 million in the first quarter of 2019. The income tax effects of the transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction. There were no comparable costs for the first three months of 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
During the first quarter of 2019, our business segments produced consolidated revenue growth. We saw increases in volume across all major products. Average daily package volume increased 1.9% for the first quarter of 2019.
Consolidated revenue increased 0.3% to $17.160 billion for the first quarter of 2019 when compared to 2018. Operating profit was $1.394 billion for the three months ended March 31, 2019 compared to $1.520 billion for the three months ended March 31, 2018.
The U.S. Domestic Package segment realized revenue growth, driven by volume increases across all products, which was somewhat muted by: one less operating day in the first quarter of 2019 compared with 2018, the shift of Easter moving from the first quarter to the second quarter and headwinds from weather. Operating profit was impacted by all of these same factors, as well as planned costs related to our transformation strategy and continued investments in our smart global logistics network.
We reported first quarter 2019 net income of $1.111 billion, which decreased 17.4% in 2019 compared to 2018. Diluted earnings per share decreased 17.4% to $1.28 in 2019. Net income and diluted earnings per share were impacted by the factors mentioned above as well as year over year changes in the effective tax rate and lower investment and other income.
Our consolidated results are presented in the table below:

	Three Months Ended March 31,		Change
	2019	2018	%
Revenue (in millions)	$17,160	$17,113	0.3%
Operating Expenses (in millions)	15,766	15,593	1.1%
Operating Profit (in millions)	$1,394	$1,520	(8.3)%
Operating Margin	8.1%	8.9%
Average Daily Package Volume (in thousands)	19,770	19,395	1.9%
Average Revenue Per Piece	$11.08	$10.97	1.0%
Net Income (in millions)	$1,111	$1,345	(17.4)%
Basic Earnings Per Share	$1.28	$1.55	(17.4)%
Diluted Earnings Per Share	$1.28	$1.55	(17.4)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Items Affecting Comparability
The year-over-year comparisons of our financial results are affected by the following items (in millions):

	Three Months Ended March 31,
Non-GAAP Adjustments	2019	2018
Operating Expenses:
Transformation Strategy Costs	$123	$—
Total Adjustments to Operating Expenses	123	—
Income Tax Benefit from Transformation Strategy Costs	(30)	—
Total Adjustments to Net Income	$93	$—
Transformation strategy costs described in note 17 to the unaudited consolidated financial statements have been excluded from comparisons of "adjusted" Compensation and Benefits, Other Expenses, Operating Profit, Operating Margin, Income Tax Expense and effective tax rate. Pre-tax transformation strategy costs totaled $123 million in the first quarter of 2019, and reflect costs and other employee benefits of $106 million for the quarter included within "Compensation and benefits" on the statements of consolidated income, and other costs of $17 million recorded to total other expenses. After-tax transformation strategy costs totaled $93 million in the first quarter of 2019. The income tax effects of the transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction. There were no comparable costs in the first quarter of 2018.
We believe this adjusted information provides a useful comparison of year-to-year ongoing operating performance without considering the short-term impact of transformation strategy costs. We evaluate the performance of our businesses on an adjusted basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Segment Review
The results and discussions that follow are reflective of how our executive management monitors the performance of our reporting segments.
Certain operating expenses are allocated between our reporting segments based on activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense that is attributed to each segment. Changes in these estimates will directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our business. There were no significant changes in our expense allocation methodologies during 2019 or 2018.

Supplemental Information
We supplement the reporting of our financial information determined under generally accepted accounting principles (“U.S. GAAP”) with certain non-GAAP financial measures including, as applicable, "adjusted" compensation and benefits, operating expenses, operating profit, operating margin, other income and (expense), pre-tax income, income tax expense, effective tax rate, net income and earnings per share. Adjusted financial measures may exclude the impact of period-over-period exchange rate changes and hedging activities, and transformation strategy costs as described below. We believe that these adjusted financial measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring results of operations because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a useful baseline for analyzing trends in our underlying businesses. Additionally, these adjusted financial measures are used internally by management for the determination of incentive compensation awards, business unit operating performance analysis and business unit resource allocation.
We supplement the reporting of our revenue, revenue per piece and operating profit with non-GAAP measures that exclude the period-over-period impact of foreign currency exchange rate changes and hedging activities. We believe currency-neutral revenue, revenue per piece and operating profit information allows users of our financial statements to understand growth trends in our products and results. We evaluate the performance of our International Package and Supply Chain & Freight segments on a currency-neutral basis.
Currency-neutral revenue, revenue per piece and operating profit are calculated by dividing current period reported U.S. dollar revenue, revenue per piece and operating profit by the current period average exchange rates to derive current period local currency revenue, revenue per piece and operating profit. The derived amounts are then multiplied by the average foreign exchange rates used to translate the comparable results for each month in the prior year period (including the period over period impact of foreign currency revenue hedging activities). The difference between the current period reported U.S. dollar revenue, revenue per piece and operating profit and the derived current period U.S. dollar revenue, revenue per piece and operating profit is the period over period impact of currency fluctuations.
Transformation strategy costs described in note 17 to the unaudited consolidated financial statements have been excluded from comparisons of "adjusted" Compensation and Benefits, Other Expenses, Operating Profit, Operating Margin, Income Tax Expense and effective tax rate. We believe this adjusted information provides useful comparison of year-to-year ongoing operating performance without considering the short-term impact of transformation strategy costs.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended March 31,		Change
	2019	2018	%
Average Daily Package Volume (in thousands):
Next Day Air	1,563	1,437	8.8%
Deferred	1,384	1,297	6.7%
Ground	13,684	13,545	1.0%
Total Avg. Daily Package Volume	16,631	16,279	2.2%
Average Revenue Per Piece:
Next Day Air	$18.70	$19.40	(3.6)%
Deferred	12.49	12.88	(3.0)%
Ground	8.76	8.51	2.9%
Total Avg. Revenue Per Piece	$10.00	$9.82	1.8%
Operating Days in Period	63	64
Revenue (in millions):
Next Day Air	$1,841	$1,784	3.2%
Deferred	1,089	1,069	1.9%
Ground	7,550	7,374	2.4%
Total Revenue	$10,480	$10,227	2.5%
Operating Expenses (in millions):
Operating Expenses	$9,814	$9,471	3.6%
Transformation Strategy Costs	$(28)	—
Adjusted Operating Expense	$9,786	$9,471	3.3%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$666	$756	(11.9)%
Adjusted Operating Profit	$694	$756	(8.2)%
Operating Margin	6.4%	7.4%
Adjusted Operating Margin	6.6%	7.4%
Revenue
The change in overall revenue was impacted by the following factors in 2019 compared with the corresponding period of 2018:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
First quarter 2019 vs. 2018	0.6%	1.3%	0.6%	2.5%
Volume
Our overall volume increased in the first quarter of 2019 compared with 2018, however, the impact of one less operating day, the timing of the Easter holiday moving to the second quarter and headwinds from weather had a negative impact on growth.
Business-to-consumer shipments, which represented approximately 50% of the total U.S. Domestic Package average daily volume for the quarter, grew 2.3% and were driven by overall increases in air shipments. Business-to-business shipments increased 2.0% in the first quarter of 2019 compared with 2018, driven by growth in ground shipments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Among our air products, overall average daily volume increased in the first quarter of 2019 for our Next Day Air and Deferred services. Solid air volume growth continued for those products aligned primarily with business-to-consumer shipping, including our residential Next Day Air and Second Day package products, as consumers continue to demand faster and more economical delivery options. This growth was slightly offset by declines in Next Day Air and Second Day letter volume due to shifts in customer preferences.
While ground residential growth was relatively flat year over year, we experienced growth in ground commercial products in the first quarter of 2019 compared with 2018, primarily driven by return services.
Rates and Product Mix
Overall revenue per piece increased 1.8% for the first quarter of 2019 compared with the same period of 2018 and was impacted by changes in base rates, customer and product mix, fuel surcharge rates and headwinds from weather.
Revenue per piece for ground and air products was positively impacted by a base rate increase on December 26, 2018. UPS Ground rates and UPS Air services rates increased an average net 4.9%. Additionally, effective June 4, 2018, we increased the surcharge for Over Maximum Limits, Oversize Pallet Handling, and shipping correction audit fee.
Revenue per piece for all products was positively impacted by higher fuel surcharge rates for the first quarter of 2019 due to rate increases during 2018.
Revenue per piece for our Next Day Air services decreased in the first quarter of 2019 compared with 2018. The decrease in Next Day Air revenue per piece was primarily driven by an unfavorable shift in customer and product mix, which was partially offset by an increase in base rates due to pricing initiatives and an increase in average billable weight per piece.
Revenue per piece for our deferred air services decreased in the first quarter of 2019 compared with 2018 due to an unfavorable shift in customer and product mix, partially offset by an increase in base rates.
Ground revenue per piece increased for the first quarter of 2019, primarily due to base rate increases, and also driven by pricing initiatives. These factors were partially offset by changes in product mix and slight declines in average billable weight per piece.
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended March 31,		Change
	2019	2018	% Point
Next Day Air / Deferred	7.2%	6.9%	0.3%
Ground	7.1%	6.4%	0.7%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Effective April 2, 2018, UPS created separate fuel surcharges for Domestic Air shipments and International Air export shipments. These surcharges are based on the U.S. Gulf Coast Jet Fuel price and are adjusted weekly. In June and October 2018, ground fuel surcharge rates were raised for all thresholds. In October and December 2018, Domestic Air fuel surcharge rates were increased for all thresholds. Ground surcharges will continue to be based on the national U.S. Average On Highway Diesel Fuel price and adjusted weekly.
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered.
Total domestic fuel surcharge revenue increased by $65 million in the first quarter of 2019 as a result of higher fuel surcharge rates due to increases in the surcharge indices, as well as the overall increase in package volume during the quarter.
Operating Expenses
Operating expenses for the segment, which included $28 million of transformation strategy costs, increased $343 million in the first quarter of 2019 compared with the same period of 2018. Excluding the impact of transformation strategy costs, operating expenses for the segment increased $315 million in first quarter of 2019, primarily due to pickup and delivery costs (up $117 million), the costs of operating our domestic integrated air and ground network (up $175 million) and the costs of package sorting (up $81 million), offset by a reduction in indirect operating costs (down $58 million). The year over year increase in operating expenses was also driven by unfavorable weather conditions in the first quarter of 2019, which increased operating expenses by more in 2019 than in the comparable period of 2018.
The growth in pickup and delivery and network costs was impacted by several factors:

•
Higher employee compensation and benefit costs largely resulting from (1) volume growth, which resulted in an increase in average daily union labor hours of 1.7%; (2) union pay rate and benefit increases; and (3) growth in the overall size of the workforce due to facility expansions. Additionally, we incurred higher employee healthcare expenses due to headcount and contractual contribution rate increases to multiemployer plans. These increases were partially offset by productivity improvements and lower pension expense due to higher discount rates used to measure the pension benefit obligation, which reduced service costs.

•
Higher fuel expense in the first quarter of 2019 primarily due to higher alternative fuel costs year over year as the prior year cost was lower due to the receipt of alternative fuel tax credits. Additionally, expansion of our air network and increased volume resulted in higher fuel usage (an increase in package delivery miles driven of 3.9% and an increase in aircraft block hours of 5.2%), partially offset by year over year declines in fuel prices and increased fuel efficiency as miles-per-gallon increased.

•	The increases described above were partially offset by a slight decrease in costs associated with outside contract carriers driven by diverting volume to owned assets.
Total cost per piece, which includes transformation strategy costs of $28 million, increased 3.0% for the first quarter of 2019 compared with the same period of 2018. Without transformation costs, cost per piece increased 2.8%. The cost per piece increase was primarily driven by costs related to the expansion of our smart global logistics network. Cost per piece growth rates have slowed over the last several quarters as we are beginning to experience the benefits of our newly automated facilities.
Operating Profit and Margin
Operating profit decreased $90 million for the first quarter of 2019 compared with 2018 with operating margins decreasing 100 basis points to 6.4%. Excluding the impact of transformation strategy costs, operating profit decreased $62 million for the first quarter with operating margins decreasing 80 basis points. Overall revenue growth inclusive of fuel surcharge had a positive impact on operating profit which was muted by: one less operating day in the first quarter of 2019 compared with 2018, the shift of Easter moving from the first quarter to the second quarter and headwinds from weather. Additionally, an increase in employee benefit costs and continued investments in our smart global logistics network weighed on profits.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended March 31,		Change
	2019	2018	%
Average Daily Package Volume (in thousands):
Domestic	1,688	1,670	1.1%
Export	1,451	1,446	0.3%
Total Avg. Daily Package Volume	3,139	3,116	0.7%
Average Revenue Per Piece:
Domestic	$6.49	$6.70	(3.1)%
Export	28.78	28.87	(0.3)%
Total Avg. Revenue Per Piece	$16.79	$16.99	(1.2)%
Operating Days in Period	63	64
Revenue (in millions):
Domestic	$690	$716	(3.6)%
Export	2,631	2,672	(1.5)%
Cargo and Other	138	145	(4.8)%
Total Revenue	$3,459	$3,533	(2.1)%
Operating Expenses (in millions):
Operating Expenses	$2,931	$2,939	(0.3)%
Transformation Strategy Costs	(84)	—
Adjusted Operating Expenses	$2,847	$2,939	(3.1)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$528	$594	(11.1)%
Adjusted Operating Profit	$612	$594	3.0%
Operating Margin	15.3%	16.8%
Adjusted Operating Margin	17.7%	16.8%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(117)
Operating Expenses			121
Operating Profit			$4
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in overall revenue was impacted by the following factors in 2019 compared with the corresponding period of 2018:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
First quarter 2019 vs. 2018	(0.8)%	1.7%	0.3%	(3.3)%	(2.1)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Our overall average daily volume increased slightly in the first quarter of 2019 compared with 2018. Average daily volume for domestic products grew in the first quarter of 2019 compared to 2018, and average daily volume for export products experienced slight growth. Average daily volume was impacted by lower demand across a number of sectors including government and diversified vehicles and parts, partially offset by higher demand in healthcare, professional services and industrial manufacturing. Business-to-consumer shipments remained relatively flat for the quarter.
Export volume in the first quarter of 2019 experienced slight growth, with Asian export volume growing in most regions, particularly Asia-to-Americas, Asia-to-Europe and intra-Asia trade lanes. European export volume decreased, with the exception of intra-Europe trade lanes. Export growth was strongest in our non-premium expedited and standard products such as Worldwide Expedited and Transborder Standard services, offset by declines in our premium Worldwide Express service.
Domestic volume increased in the first quarter of 2019 compared with 2018, driven primarily by increases in Domestic Express products in Europe.
Rates and Product Mix
On December 26, 2018 we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Total average revenue per piece decreased 1.2% in the first quarter of 2019 compared to 2018. Total average revenue per piece was impacted by a 350 basis point decrease from currency in the first quarter, partially offset by an increase in fuel surcharge indices. Excluding the negative impact of currency, revenue per piece would have increased 2.3% with growth from middle market customers contributing to gains in revenue quality.
Export revenue per piece decreased 0.3% in the first quarter of 2019 compared with 2018. Export revenue per piece was impacted by a 250 basis point decrease from currency for the quarter and a shift towards our non-premium products, partially offset by an increase in fuel surcharge indices. Excluding the negative impact of currency, revenue per piece would have increased 2.2%.
Domestic revenue per piece decreased 3.1% in the first quarter of 2019 compared with 2018. The decrease was due to a 700 basis point decrease from currency for the quarter and was partially offset by an increase in fuel surcharge indices. Excluding the negative impact of currency, revenue per piece would have increased 3.9%.
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the international region or country where the shipment originates.
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain and the level of pricing discounts offered. Total international fuel surcharge revenue decreased $4 million for the first quarter of 2019 compared with 2018, due to changes in volume mix partially offset by increases in fuel surcharge indices.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, which include an $84 million increase in transformation strategy costs, decreased by $8 million in the first quarter of 2019 compared to 2018. Excluding the impact of the transformation strategy costs, operating expenses for the segment decreased $92 million in the first quarter of 2019. These decreases are primarily due to effective cost management within our air, ground and local pickup and delivery networks, combined with modest volume growth, lower fuel prices, and currency exchange rate movements.
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
The costs of operating our integrated international air and ground network decreased $6 million for the first quarter of 2019 compared with 2018. The decrease in network costs was primarily driven by a 2.8% decrease in aircraft block hours in the first quarter of 2019, together with lower fuel prices. Additionally, pickup and delivery costs decreased $48 million in the first quarter of 2019 compared with 2018.
The remaining change in operating expenses in the first quarter of 2019 compared with 2018 was largely due to a decrease in the costs of package sorting and a $10 million reduction in indirect operating costs.
Operating Profit and Margin
Operating profit decreased $66 million in the first quarter of 2019 compared with 2018, with operating margin decreasing 150 basis points to 15.3%. Without the impact of transformation strategy costs, operating profit increased $18 million for the first quarter of 2019 compared with 2018, with operating margin increasing 90 basis points to 17.7%. Currency neutral operating margins expanded 20 basis points due to strong revenue management, cost containment initiatives and flexing the air and ground networks to manage costs effectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended March 31,		Change
	2019	2018	%
Freight LTL Statistics:
Revenue (in millions)	$635	$661	(3.9)%
Revenue Per Hundredweight	$26.10	$24.76	5.4%
Shipments (in thousands)	2,183	2,468	(11.5)%
Shipments Per Day (in thousands)	34.7	38.6	(10.1)%
Gross Weight Hauled (in millions of lbs)	2,433	2,670	(8.9)%
Weight Per Shipment (in lbs)	1,115	1,082	3.0%
Operating Days in Period	63	64
Revenue (in millions):
Forwarding	$1,416	$1,605	(11.8)%
Logistics	832	782	6.4%
Freight	773	777	(0.5)%
Other	200	189	5.8%
Total Revenue	$3,221	$3,353	(3.9)%
Operating Expenses (in millions):
Operating Expenses	$3,021	$3,183	(5.1)%
Transformation Strategy Costs	(11)	—
Adjusted Operating Expenses:	$3,010	$3,183	(5.4)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$200	$170	17.6%
Adjusted Operating Profit	$211	$170	24.1%
Operating Margin	6.2%	5.1%
Adjusted Operating Margin	6.6%	5.1%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(19)
Operating Expenses			18
Operating Profit			$(1)
* Amount represents the change in currency translation compared to the prior year.
Revenue
Total revenue for the Supply Chain & Freight segment decreased $132 million for the first quarter of 2019 compared to 2018.
Forwarding revenue decreased $189 million in the first quarter of 2019 compared with 2018, primarily due to an industry capacity surplus which resulted in lower rates being charged to customers in our truckload brokerage and international air forwarding businesses. Additionally, an overall declining market demand led to decreased truckload brokerage volume as well as lower tonnage in our international air freight forwarding business, contributing to the decrease in revenue.
Logistics revenue increased $50 million in the first quarter of 2019 compared with 2018, as we experienced growth in our mail services, healthcare, retail and aerospace sectors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

UPS Freight revenue decreased $4 million in the first quarter of 2019 compared to 2018, driven by an 11.5% decrease in shipments and an 8.9% decline in tonnage, primarily due to residual effects of the fourth quarter 2018 labor uncertainties around the Teamsters contract ratification. Additionally, fuel surcharge revenue decreased $5 million due to changes in overall LTL shipment volume and diesel fuel prices. These decreases were partially offset by a 5.4% increase in LTL revenue per hundredweight driven by growth in the middle-market segment, base rate increases averaging 5.9% (effective February 18, 2019) covering non-contractual shipments in the U.S., Canada and Mexico, as well as increases in our ground freight pricing product due to higher volume.
Revenue for the other businesses within Supply Chain & Freight increased $11 million in the first quarter of 2019 compared to 2018, due to revenue growth at The UPS Store and UPS Capital, as well as revenue from contractual domestic air transportation services provided to the U.S. Postal Service.
Operating Expenses
Total operating expenses for the Supply Chain & Freight segment decreased $162 million in the first quarter of 2019 compared to 2018. Excluding the $11 million impact related to transformation strategy costs, operating expenses decreased $173 million in the first quarter of 2019.
Forwarding operating expenses decreased $204 million for the first quarter of 2019 compared with 2018. Excluding $5 million in costs related to our transformation strategy, forwarding operating expenses decreased $209 million, largely due to reductions in purchased transportation. Purchased transportation expense decreased $186 million in the first quarter of 2019 compared to 2018, primarily due to decreased truckload brokerage volume and lower tonnage and rates in our international air freight forwarding business. Cost management initiatives also contributed to the reduction in operating expenses.
Logistics operating expenses increased $58 million for the first quarter of 2019 compared with 2018. Excluding $6 million in costs related to our transformation strategy, logistics operating expenses increased $52 million. The increase was driven by increased volume for our mail services and by information technology investments.
UPS Freight operating expenses decreased $20 million for the first quarter of 2019 compared with 2018. Operating expenses decreased largely due to decreases in costs associated with operating our linehaul network ($17 million) and decreases in pickup and delivery costs ($12 million). The decreases in linehaul network and pickup and delivery costs were driven by a reduction in expense from outside transportation carriers as a result of a decline in tonnage and lower fuel surcharges passed to us from outside carriers. These decreases were partially offset by increases in transportation expense in our ground freight pricing product due to higher volume.
Operating Profit and Margin
Total operating profit for the Supply Chain & Freight segment increased $30 million in the first quarter of 2019 compared with 2018, which includes an $11 million impact related to transformation strategy costs. Excluding the $11 million impact of transformation strategy costs, operating profit for the first quarter increased $41 million.
Operating profit for the Forwarding unit increased $15 million in 2019 compared to 2018. Excluding the impact related to transformation strategy costs, operating profit increased $20 million. Despite decreases in volume and tonnage, operating profit improved as a result of our cost management initiatives. Additionally, operating profit increased as the spread between the rates we charge our customers and the rates at which we procure capacity from third party air carriers increased.
Operating profit for the Logistics unit decreased $8 million in 2019 compared to 2018. Excluding the impact related to transformation strategy costs, operating profit decreased $2 million.
UPS Freight operating profit increased $16 million in 2019 compared to 2018 as increased yields and revenue management initiatives more than offset the decline in volume.
The combined operating profit for all of our other businesses in this segment increased $7 million in the first quarter of 2019 compared with 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2019	2018	%
Operating Expenses (in millions):
Compensation and Benefits	$9,317	$9,045	3.0%
Transformation Strategy Costs	(106)	—
Adjusted Compensation and Benefits	9,211	9,045	1.8%

Repairs and Maintenance	434	434	—%
Depreciation and Amortization	568	596	(4.7)%
Purchased Transportation	2,966	3,145	(5.7)%
Fuel	770	750	2.7%
Other Occupancy	371	361	2.8%
Other Expenses	1,340	1,262	6.2%
Total Other Expenses	6,449	6,548	(1.5)%
Other Transformation Strategy Costs	(17)	—
Adjusted Total Other Expenses	6,432	6,548	(1.8)%

Total Operating Expenses	$15,766	$15,593	1.1%
Adjusted Total Operating Expenses	$15,643	$15,593	0.3%

Currency (Benefit) / Cost - (in millions)*			$(139)
* Amount represents the change in currency translation compared to the prior year.
Compensation and Benefits
Total compensation and benefits increased $272 million for the first quarter of 2019 compared with 2018. Excluding the impact of transformation strategy costs of $106 million for the first quarter of 2019, compensation and benefits costs increased $166 million for the first quarter of 2019.
Total compensation costs increased $111 million or 2.0% for the first quarter of 2019 compared with 2018, largely due to higher U.S. Domestic hourly and management compensation costs. U.S. Domestic compensation costs for hourly employees increased as a result of contractual union wage increases and an increase in headcount. Headcount increased for the first quarter of 2019 compared with 2018, primarily due to an average daily volume increase of 2.2%, while average daily union hours only increased 1.7%. Compensation costs for management employees increased primarily due to merit salary increases and growth in the overall size of the workforce. Additionally, overall compensation costs increased due to continued expansion of Saturday operations and the opening of new facilities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Benefits expense increased $161 million for the first quarter of 2019 compared with 2018. Excluding the impact of transformation strategy costs of $106 million for the first quarter of 2019, benefits costs increased $55 million due to the following factors:

•
Health and welfare costs increased $67 million for the first quarter, largely due to increased contributions to multiemployer plans due to contractual contribution rate increases and an overall increase in the size of the workforce. These increases were offset by reductions in our non-union plans due to decreases in headcount and other program changes.

•
Pension and retirement benefits remained flat for the first quarter of 2019 compared with 2018. Contractually mandated increases in contributions to multiemployer plans were largely offset by decreases in UPS sponsored benefit plans, primarily due to higher discount rates, driving a decrease in service costs, and lower Pension Benefit Guaranty Corporation premiums due to planned voluntary pension contributions.

•
Vacation, holiday, bonus, excused absence, payroll tax and other expenses increased $7 million for the first quarter, primarily driven by higher bonus pay and separation pay. These increases were offset by lower federal unemployment taxes.

•
Workers' compensation expense decreased $19 million for the first quarter. Insurance reserves are established based on actuarial estimates of the loss that we will ultimately incur on reported workers' compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives.

Repairs and Maintenance
Repairs and maintenance expense was flat for the first quarter of 2019 compared with 2018.
Depreciation and Amortization
We evaluate the useful lives of all our property, plant and equipment based on our usage, maintenance and replacement policies, and taking into account physical and economic factors that may affect the useful lives of the assets. Refer to note 1 in the audited consolidated financial statements included in our Annual Report on Form 10-K for further description of our policy.
Total depreciation and amortization expense decreased $28 million in the first quarter of 2019 compared with 2018. The principal components of this change included:

•
An increase in expense of $90 million arising from capital investments in several large facilities and other new projects coming into service. This had the effect of decreasing net income by $69 million or $0.08 per share on a basic and diluted basis in 2019; and

•
A decrease in expense of $127 million resulting from revisions to our estimates of useful lives for building improvements, vehicles and plant equipment as part of our ongoing investment in transformation. This had the effect of increasing net income by $98 million or $0.11 per share on a basic and diluted basis.

Combining the impact of the revisions to the estimated useful lives with the impact of the increased capital investments noted above resulted in a net decrease of $37 million to depreciation expense and an increase to net income of $29 million or $0.03 per share on both a basic and diluted basis in the first quarter of 2019.

We expect full-year depreciation and amortization expense to increase in 2019 as compared to 2018. The changes to estimated useful lives described above will be more than offset by additional depreciation expense related to facility automation and capacity expansion projects, which are part of our multi-year transformation strategy.
Purchased Transportation
The $179 million decrease in purchased transportation expense charged to us by third-party air, rail, ocean and truck carriers for the first quarter of 2019 compared with 2018 was primarily driven by the following factors:

•
Forwarding and logistics expense decreased $164 million in the first quarter of 2019 compared with 2018, primarily due to decreases in truckload brokerage freight loads per day and decreases in tonnage and rates in our international air freight forwarding business.

•	International Package expense decreased $25 million in the first quarter of 2019 compared with 2018, primarily due to a favorable impact from currency exchange rate movements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•	U.S. Domestic Package expense decreased $4 million in the first quarter of 2019 compared with 2018, primarily due to lower overall usage of third-party transportation carriers.

•
UPS Freight expense increased $1 million in the first quarter of 2019 compared with 2018, primarily due to increases in our ground freight pricing product. These increases were offset by lower LTL shipments and lower fuel surcharges passed on to us by outside carriers.

•
We incurred additional purchased transportation expense of $13 million in the first quarter of 2019 compared with 2018 related to leasing and chartering additional aircraft to handle increased air volume.

Fuel
The $20 million increase in fuel expense for the first quarter of 2019 compared with 2018 was primarily due to the receipt of alternative fuel tax credits in the prior year which were not repeated in the current quarter, and increases in aircraft block hours to handle higher package volume. These increases were offset by lower jet fuel, diesel and gasoline prices in the first quarter of 2019. During the quarter we achieved additional fuel savings through increased fuel efficiency as miles-per-gallon increased in the first quarter of 2019 compared with 2018 .
Other Occupancy
Other occupancy expense increased $10 million in the first quarter of 2019 compared to 2018, primarily due to an increase in real estate and other property taxes, utility costs and other costs related to the expansion of new facilities.
Other Expenses
Other expenses increased $78 million in the first quarter of 2019 compared with 2018. The increase is primarily attributable to increases in bad debt expense, professional services fees, lease expense for vehicles, auto liability insurance, security protection, non-income based state and local taxes and expense for technology equipment. Additionally, costs of $17 million related to our transformation strategy contributed to the increase in the first quarter of 2019 compared with 2018. These increases were partially offset by lower advertising expense and relocation costs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)

The following table sets forth investment income and other and interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change
	2019	2018	%
(in millions)
Investment Income and Other	$215	$294	(26.9)%
Interest Expense	$(169)	$(153)	10.5%
Total Other Income and (Expense)	46	141	(67.4)%
Investment Income and Other
The decrease in investment income and other for the first quarter of 2019 as compared to 2018 is primarily due to a decrease in pension income, which is comprised of expected returns on pension assets net of interest cost on projected benefit obligations. Expected returns on plan assets decreased as a result of a lower asset base due to negative asset returns in 2018. This is partially offset by higher planned discretionary contributions in 2019. Pension interest cost increased with higher year-end discount rates, ongoing plan growth and an increase in the projected benefit obligation as a result of the year-end measurement of our plans. Investment income increased due to higher yields on invested assets partially offset by foreign currency exchange rate movements.
Interest Expense
Interest expense increased in the first quarter of 2019, as compared to 2018, primarily due to higher average outstanding debt balances, issuance of new senior notes and higher effective interest rates, partially offset by higher capitalized interest related to several large construction projects.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense

The following table sets forth income tax expense and our effective tax rate for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change
	2019	2018	%
(in millions)
Income Tax Expense	$329	$316	4.1%
Income Tax Impact of:
Transformation Strategy Costs	30	—
Adjusted Income Tax Expense	$359	$316	13.6%
Effective Tax Rate	22.8%	19.0%
Adjusted Effective Tax Rate	23.0%	19.0%

Our effective tax rate for the three months ended March 31, 2019 was approximately 22.8% compared with 19.0% in the same period of 2018. The recognition of excess tax benefits related to share-based compensation in income tax expense reduced our effective tax rate by 0.4% for the three months ended March 31, 2019 compared to 2.7% in the same period of 2018. Other favorable items that impacted our effective tax rate in the first quarter of 2018, but did not recur in 2019, included favorable resolutions of uncertain tax positions and favorable tax provisions enacted in the Bipartisan Budget Act of 2018.
As discussed in note 17 to the unaudited consolidated financial statements, we recognized pre-tax transformation strategy costs of $123 million in the first quarter of 2019. As a result, we recorded an additional income tax benefit of $30 million. This benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate primarily due to the effect of U.S. state and local taxes and foreign taxes.
Liquidity and Capital Resources
As of March 31, 2019, we had $5.111 billion in cash, cash equivalents and marketable securities. We believe that our current cash position, access to capital markets and cash flows generated from operations should be adequate not only for operating requirements but also to enable us to complete our capital expenditure programs, transformation strategy and to fund dividend payments, share repurchases and long-term debt payments through the next several years. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund ongoing cash needs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Three Months Ended March 31,
	2019	2018
Net income	$1,111	$1,345
Non-cash operating activities (a)	1,108	1,155
Pension and postretirement benefit contributions (UPS-sponsored plans)	(214)	(44)
Hedge margin receivables and payables	57	(249)
Income tax receivables and payables	147	1,344
Changes in working capital and other non-current assets and liabilities	75	514
Other operating activities	(7)	2
Net cash from operating activities	$2,277	$4,067
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, amortization on operating lease assets, pension and postretirement benefit expense, stock compensation expense and other non-cash items.

Net cash from operating activities decreased $1.790 billion through the first quarter of 2019 compared to 2018, largely due to decreased net cash receipts from income taxes, changes in working capital, and higher pension and post retirement benefit contributions, offset by changes in hedge margin receivables and payables.
We made contributions to our company-sponsored pension and U.S. postretirement medical benefit plans totaling $214 million during the first three months of 2019 compared to $44 million in 2018. In 2018, $160 million of contributions for post-retirement medical benefits were accelerated to 2017. The net hedge margin collateral received from our derivative counterparties increased by $306 million in the first three months of 2019 relative to 2018, due to the change in net fair value of our derivative contracts used in our currency and interest rate hedging programs. The net cash receipts from income taxes decreased in the first three months of 2019 compared to 2018, primarily due to the timing of a $5.0 billion pension contribution made in December 2017 which resulted in a tax refund in the first quarter of 2018. Apart from the transactions described above, operating cash flow was impacted by changes in our working capital position which resulted from transformation strategy working capital initiatives whereby payments from the fourth quarter shifted somewhat into the first quarter of 2019.
As of March 31, 2019, the total of our worldwide holdings of cash, cash equivalents and marketable securities was $5.111 billion, of which $1.815 billion was held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Net cash used in investing activities	$(1,416)	$(1,446)

Capital Expenditures:
Buildings, facilities and plant equipment	$(800)	$(716)
Aircraft and parts	(335)	(527)
Vehicles	(224)	(122)
Information technology	(155)	(172)
	$(1,514)	$(1,537)

Capital Expenditures as a % of Revenue	8.8%	9.0%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$4	$20
Net (increase) decrease in finance receivables	$10	$—
Net (purchases), sales and maturities of marketable securities	$101	$69
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(1)	$—
Other investing activities	$(16)	$2
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. In 2017, we began a multi-year investment program in our smart global logistics network which impacts all asset categories, with the largest investments in buildings, facilities and plant equipment. This investment program will continue in 2019, whereby we anticipate that our capital expenditures will be approximately $7.0 billion.
Capital expenditures on buildings, facilities and plant equipment increased in the first three months of 2019 in our U.S. and International Package businesses, largely due to several facility automation and capacity expansion projects. Compared to 2018, capital spending on aircraft decreased due to fewer payments associated with the delivery of aircraft. Capital spending on vehicles increased in the first three months of 2019, relative to 2018, largely due to the timing of vehicle replacements and expansion of the overall vehicle fleet to support volume growth.
The proceeds from the disposal of property, plant and equipment decreased in 2019 compared to 2018, largely due to the disposal of owned equipment under operating leases in the first quarter of 2018. The net change in finance receivables was primarily due to growth in our finance portfolios. Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types and will fluctuate from period to period.
Cash paid for business acquisitions in 2019 was related to our acquisition of area franchise rights related to The UPS Store. Other investing activities are impacted by changes in our non-current investments, capital contributions into certain investment partnerships and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities are as follows (amounts in millions, except per share data):

	Three Months Ended March 31,
	2019	2018
Net cash used in financing activities	$(695)	$(2,550)
Share Repurchases:
Cash expended for shares repurchased	$(246)	$(261)
Number of shares repurchased	(2.4)	(2.2)
Shares outstanding at period end	860	861
Percent increase (decrease) in shares outstanding	0.2%	0.2%
Dividends:
Dividends declared per share	$0.96	$0.91
Cash expended for dividend payments	$(799)	$(754)
Borrowings:
Net borrowings (repayments) of debt principal	$485	$(1,332)
Other Financing Activities:
Cash received for common stock issuances	$47	$77
Other financing activities	$(182)	$(280)
Capitalization:
Total debt outstanding at period end	$23,166	$23,092
Total shareowners’ equity at period end	3,485	1,375
Total capitalization	$26,651	$24,467
Debt to Total Capitalization %	86.9%	94.4%
We repurchased a total of 2.4 million shares of class A and class B common stock for $251 million in the first three months of 2019, and 2.2 million shares for $255 million in the first three months of 2018 ($246 million and $261 million in repurchases for 2019 and 2018, respectively, are reported on the statements of consolidated cash flows due to the timing of settlements).
In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion. As of March 31, 2019, we had $3.088 billion of this share repurchase authorization available.
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
The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend payment to $0.96 per share in 2019, compared with the previous $0.91 quarterly dividend rate in 2018. We expect to continue the practice of paying regular cash dividends.
Issuances of debt in the first three months of 2019 and 2018 consisted primarily of commercial paper and the 2019 issuance of two tranches of $750 million fixed-rate senior notes. In the first three months of 2019, there were no repayments of fixed-rate or floating rate senior notes. Repayment of debt in 2018 consisted primarily of our $750 million 5.50% fixed-rate senior notes that matured in January 2018. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Functional currency outstanding balance at quarter-end	Outstanding balance at quarter-end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2019
USD	$1,119	$1,119	$1,723	$1,723	2.42%
EUR	€468	$525	€704	$800	(0.37)%
Total		$1,644
The cash outflows in other financing activities were impacted by several factors. Net cash outflows from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $5 and $39 million during the first three months of 2019 and 2018, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards were $177 and $248 million during the first three months of 2019 and 2018, respectively.

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
Contingencies
See note 7 and note 11 to the unaudited consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities, and note 16 for a discussion of income tax related matters.
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
We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates, interest rates and equity prices. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of commodity, foreign exchange and interest rate forward contracts, options and swaps. A discussion of our accounting policies for derivative instruments and further disclosures is provided in note 15 to the unaudited consolidated financial statements.
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2019	December 31, 2018
Currency Derivatives	$388	$302
Interest Rate Derivatives	6	(8)
	$394	$294
As of March 31, 2019 and December 31, 2018, we had no outstanding commodity hedge positions.
Our market risks, hedging strategies and financial instrument positions at March 31, 2019 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. In 2019, we entered into several foreign exchange forwards on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forwards expire. We had foreign exchange options on the British Pound Sterling that expired during the first three months of 2019. The remaining fair value changes between December 31, 2018 and March 31, 2019 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $383 million and were required to post $1 million in cash collateral with our counterparties as of March 31, 2019.
We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2018 is hereby incorporated by reference in this report.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of material legal proceedings affecting us and our subsidiaries, see note 11 to the unaudited consolidated financial statements included in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of repurchases of our class A and class B common stock during the first quarter of 2019 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2019	0.9	$99.23	0.9	$3,253
February 1 – February 28, 2019	0.7	109.90	0.7	3,175
March 1 – March 31, 2019	0.8	109.24	0.8	3,088
Total January 1 – March 31, 2019	2.4	$105.79	2.4
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion.
Share repurchases may take the form of accelerated share repurchases, open market purchases or other such methods as we deem appropriate. The timing of our share repurchases will depend upon market conditions. Unless terminated earlier by the Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We anticipate repurchasing approximately $1.0 billion of shares in 2019.

Item 6.	Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

4.1	—	Form of 3.400% Senior Notes due March 15, 2029 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 15, 2019).

4.2	—	Form of 4.250% Senior Notes due March 15, 2049 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on March 15, 2019).

31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	April 30, 2019	By:	/S/ RICHARD N. PERETZ
Richard N. Peretz
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)