Form 10-Q
period 2019-06-30
UNITED PARCEL SERVICE INC
filed 2019-07-30
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019 or

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

55 Glenlake Parkway NE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 160,370,017 Class A shares, and 698,334,960 Class B shares, with a par value of $0.01 per share, outstanding at July 16, 2019.

PART I. FINANCIAL INFORMATION

Cautionary Statement About Forward-Looking Statements
This report, our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements other than those of current or historical fact, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan,” and variations thereof and similar terms, are intended to be forward-looking statements. Forward-looking statements are made subject to the safe harbor provisions of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
From time to time, we also include forward-looking statements in other publicly disclosed materials. Such statements may relate to our intent, belief and current expectations about our strategic direction, prospects and future results, and give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any forward-looking statements because such statements speak only as of the date when made.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: changes in general economic conditions, in the U.S. or internationally; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; changes in the complex and stringent regulation in the U.S. and internationally (including tax laws and regulations); increased physical or data security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; results from the negotiation and ratification of labor contracts; strikes, work stoppages or slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; interruptions in our business from natural or man-made disasters including terrorism; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in substantial impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; potential additional tax liabilities in the U.S. or internationally; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to realize the anticipated benefits from our transformation initiatives; cyclical and seasonal fluctuations in our operating results; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2019 (unaudited) and December 31, 2018 (In millions)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$4,072	$4,225
Marketable securities	725	810
Accounts receivable, net	8,071	8,958
Current income taxes receivable	601	940
Other current assets	1,374	1,277
Total Current Assets	14,843	16,210
Property, Plant and Equipment, Net	28,095	26,576
Operating Lease Right-Of-Use Assets	2,477	—
Goodwill	3,811	3,811
Intangible Assets, Net	2,121	2,075
Investments and Restricted Cash	168	170
Deferred Income Tax Assets	143	141
Other Non-Current Assets	1,129	1,033
Total Assets	$52,787	$50,016
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$2,952	$2,805
Current maturities of operating leases	487	—
Accounts payable	4,291	5,188
Accrued wages and withholdings	2,743	3,047
Self-insurance reserves	790	810
Accrued group welfare and retirement plan contributions	735	715
Other current liabilities	1,635	1,522
Total Current Liabilities	13,633	14,087
Long-Term Debt and Finance Leases	20,427	19,931
Non-Current Operating Leases	2,026	—
Pension and Postretirement Benefit Obligations	7,524	8,347
Deferred Income Tax Liabilities	1,947	1,619
Self-Insurance Reserves	1,493	1,571
Other Non-Current Liabilities	1,314	1,424
Shareowners’ Equity:
Class A common stock (161 and 163 shares issued in 2019 and 2018, respectively)	2	2
Class B common stock (698 and 696 shares issued in 2019 and 2018, respectively)	7	7
Additional paid-in capital	102	—
Retained earnings	9,109	8,006
Accumulated other comprehensive loss	(4,815)	(4,994)
Deferred compensation obligations	25	32
Less: Treasury stock (0.4 shares in 2019 and 0.6 shares in 2018)	(25)	(32)
Total Equity for Controlling Interests	4,405	3,021
Noncontrolling interests	18	16
Total Shareowners’ Equity	4,423	3,037
Total Liabilities and Shareowners’ Equity	$52,787	$50,016
See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$18,048	$17,456	$35,208	$34,569
Operating Expenses:
Compensation and benefits	9,299	9,024	18,616	18,069
Repairs and maintenance	473	423	907	857
Depreciation and amortization	575	542	1,143	1,138
Purchased transportation	3,000	3,209	5,966	6,354
Fuel	857	852	1,627	1,602
Other occupancy	322	321	693	682
Other expenses	1,379	1,312	2,719	2,574
Total Operating Expenses	15,905	15,683	31,671	31,276
Operating Profit	2,143	1,773	3,537	3,293
Other Income and (Expense):
Investment income and other	220	302	435	596
Interest expense	(159)	(149)	(328)	(302)
Total Other Income and (Expense)	61	153	107	294
Income Before Income Taxes	2,204	1,926	3,644	3,587
Income Tax Expense	519	441	848	757
Net Income	$1,685	$1,485	$2,796	$2,830
Basic Earnings Per Share	$1.95	$1.71	$3.23	$3.27
Diluted Earnings Per Share	$1.94	$1.71	$3.22	$3.25

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$1,685	$1,485	$2,796	$2,830
Change in foreign currency translation adjustment, net of tax	(33)	(78)	20	(84)
Change in unrealized gain (loss) on marketable securities, net of tax	5	—	9	(3)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(12)	332	64	266
Change in unrecognized pension and postretirement benefit costs, net of tax	43	38	86	77
Comprehensive Income	$1,688	$1,777	$2,975	$3,086

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$2,796	$2,830
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,143	1,138
Pension and postretirement benefit expense	376	308
Pension and postretirement benefit contributions	(1,108)	(92)
Self-insurance reserves	(98)	(66)
Deferred tax (benefit) expense	275	142
Stock compensation expense	513	378
Other (gains) losses	108	180
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	817	1,270
Other assets	398	1,345
Accounts payable	(782)	(260)
Accrued wages and withholdings	(256)	(9)
Other liabilities	57	22
Other operating activities	(32)	14
Net cash from operating activities	4,207	7,200
Cash Flows From Investing Activities:
Capital expenditures	(2,861)	(2,849)
Proceeds from disposals of property, plant and equipment	6	35
Purchases of marketable securities	(383)	(446)
Sales and maturities of marketable securities	480	453
Net (increase) decrease in finance receivables	8	(4)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(1)	(2)
Other investing activities	(96)	(7)
Net cash used in investing activities	(2,847)	(2,820)
Cash Flows From Financing Activities:
Net change in short-term debt	(51)	68
Proceeds from long-term borrowings	2,653	513
Repayments of long-term borrowings	(1,988)	(2,014)
Purchases of common stock	(503)	(521)
Issuances of common stock	129	125
Dividends	(1,599)	(1,507)
Other financing activities	(175)	(271)
Net cash used in financing activities	(1,534)	(3,607)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	23	(51)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(151)	722
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	4,367	3,769
End of period	$4,216	$4,491

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2019, our results of operations for the three and six months ended June 30, 2019 and 2018, and our cash flows for the six months ended June 30, 2019 and 2018. The results reported in these interim, unaudited, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any other period or the entire year. The interim, unaudited, consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of June 30, 2019 and December 31, 2018. The fair values of our investment securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short and long-term debt in note 9 and our derivative instruments in note 15. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
Use of Estimates
The preparation of the accompanying interim, unaudited, consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the interim, unaudited, consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best information and actual results could differ materially from those estimates.
For interim, unaudited, consolidated financial statement purposes, we provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability on their balance sheet for all leases with terms beyond twelve months. The new standard also requires enhanced disclosures that provide more transparency and information to financial statement users about lease portfolios. Effective January 1, 2019, we adopted the requirements of this ASU using the modified retrospective approach. The adoption on January 1, 2019 resulted in the recognition of right-of-use assets for operating leases of approximately $2.65 billion and operating lease liabilities of approximately $2.70 billion. The consolidated financial statements for the period ended June 30, 2019 are presented under the new standard, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard.

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
In March 2017, the FASB issued an ASU requiring the premium on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount is not impacted by the update. We adopted this standard on January 1, 2019. It did not have a material impact on our consolidated financial position, results of operations or cash flows.
In August 2017, the FASB issued an ASU to enhance recognition of the economic results of hedging activities in the financial statements. In addition, this update makes certain targeted improvements to simplify the application of hedge accounting guidance and increase transparency regarding the scope and results of hedging activities. We adopted this standard on January 1, 2019. It did not have a material impact on our consolidated financial position, results of operations or cash flows but did require additional disclosures. See note 15 for required disclosures pertaining to this ASU.
For accounting standards adopted in the period ended June 30, 2018, refer to note 1 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
In June 2016, the FASB issued an ASU introducing an expected credit loss methodology for the measurement of financial assets not accounted for at fair value. The methodology replaces the probable, incurred loss model for those assets. The standard will be effective for us in the first quarter of 2020. We are evaluating the full impact of its adoption on our consolidated financial statements and internal control over financial reporting environment, but do not expect this ASU to have a material impact on our consolidated financial position, results of operations or cash flows.
In January 2017, the FASB issued an ASU to simplify the accounting for goodwill impairment. The update removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under this ASU, goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard will be effective for us in the first quarter of 2020. We continue to evaluate this update to determine the full impact of its adoption but do not expect this ASU to have a material impact on our consolidated financial position, results of operations or cash flows.
Other accounting pronouncements issued, but not effective until after June 30, 2019, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. REVENUE RECOGNITION
Revenue Recognition
Substantially all of our revenues are from contracts associated with the pick-up, transportation and delivery of packages and freight (“transportation services”), whether carried out by or arranged by UPS, both domestically and internationally, which generally occurs over a short period of time. Additionally, we provide value-added logistics services to customers through our global network of company-owned and leased distribution centers and field stocking locations, both domestically and internationally.
Disaggregation of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Next Day Air	$2,173	$1,830	$4,014	$3,614
Deferred	1,157	1,080	2,246	2,149
Ground	7,820	7,444	15,370	14,818
U.S. Domestic Package	11,150	10,354	21,630	20,581

Domestic	690	700	1,380	1,416
Export	2,668	2,747	5,299	5,419
Cargo & Other	147	155	285	300
International Package	3,505	3,602	6,964	7,135

Forwarding	1,496	1,659	2,912	3,264
Logistics	833	784	1,665	1,566
Freight	861	853	1,634	1,630
Other	203	204	403	393
Supply Chain & Freight	3,393	3,500	6,614	6,853

Consolidated revenue	$18,048	$17,456	$35,208	$34,569

We account for a contract when both parties have approved the contract and are committed to perform their obligations, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the basis of revenue recognition in accordance with U.S. GAAP. To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires judgment, and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. Within most of our contracts, the customer contracts with us to provide distinct services, such as transportation services. The vast majority of our contracts with customers for transportation services include only one performance obligation; the transportation services themselves. However, if a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We frequently sell standard transportation services with observable standalone sales prices. In these instances, the observable standalone sales are used to determine the standalone selling price.

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
As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use the cost-to-cost measure of progress for our package delivery contracts because it best depicts the transfer of control to the customer, which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including ancillary or accessorial fees and reductions for estimated customer incentives, are recorded proportionally as costs are incurred. Costs to fulfill include labor and other direct costs and an allocation of indirect costs. For our freight and freight forwarding contracts, an output method of progress based on time-in-transit is utilized as the timing of costs incurred does not best depict the transfer of control to the customer. In our Logistics business we have a right to consideration from customers in an amount that corresponds directly with the value to the customers of our performance completed to date, and as such we recognize revenue in the amount to which we have a right to invoice the customer.
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
Contract Modifications
Contracts are often modified to account for changes in the rates we charge our customers or to add additional distinct services. We consider contract modifications to exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Contract modifications that add additional distinct goods or services are treated as separate contracts. Contract modifications that do not add distinct goods or services typically change the price of existing services. These contract modifications are accounted for prospectively as the remaining performance obligations are distinct.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principal vs. Agent Considerations
In our transportation businesses, we utilize independent contractors and third-party carriers in the performance of some transportation services. U.S. GAAP requires us to evaluate, using a control model, whether our businesses themselves promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent). Based on our evaluation of the control model, we determined that all of our major businesses act as the principal rather than the agent within their revenue arrangements. Revenue and the associated purchased transportation costs are both reported on a gross basis within our statements of consolidated income.
Accounts Receivable, Net
Accounts receivable, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Losses on accounts receivable are recognized when they are incurred, which requires us to make our best estimate of the probable losses inherent in our customer receivables at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk. Our total provision for doubtful accounts charged to expense before recoveries during the quarters ended June 30, 2019 and 2018 was $68 and $29 million, respectively, and $105 and $41 million during the six months ended June 30, 2019 and 2018, respectively.
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
Contract assets related to in-transit packages were $174 and $234 million at June 30, 2019 and December 31, 2018, respectively, net of deferred revenue related to in-transit packages of $226 and $236 million at June 30, 2019 and December 31, 2018, respectively. Contract assets are included within "Other current assets" in the consolidated balance sheets. Short-term contract liabilities related to advanced payments from customers were $8 and $5 million at June 30, 2019 and December 31, 2018, respectively. Short-term contract liabilities are included within "Other current liabilities" in the consolidated balance sheets. Long-term contract liabilities related to advanced payments from customers were $26 million at June 30, 2019 and December 31, 2018, respectively. Long-term contract liabilities are included within "Other Non-Current Liabilities" in the consolidated balance sheets.

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
Based on the date that the eligible management population and performance targets were approved for the 2018 MIP award (granted in the first quarter of 2019), we determined the award measurement dates to be February 6, 2019 (for U.S.-based employees other than management committee employees), February 14, 2019 (for management committee employees) and March 25, 2019 (for international-based employees); therefore, the Restricted Units awarded were valued for stock compensation expense purposes using the closing New York Stock Exchange price of $108.82, $111.80 and $106.90 on those dates, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions used and the calculated weighted-average fair values of the RTSR portion of the LTIP awards granted in 2019 and 2018 are as follows:

	2019	2018
Risk-free interest rate	2.24%	2.61%
Expected volatility	19.61%	16.51%
Weighted-average fair value of units granted	$123.40	$137.57
Share payout	114.95%	123.46%

There is no expected dividend yield as units earn dividend equivalents.
Non-Qualified Stock Options
We grant non-qualified stock option awards to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards generally vest over a five-year period with approximately 20% of the award vesting at each anniversary of the grant date (except in the case of death or disability, in which case immediate vesting occurs). The options granted expire 10 years after the date of the grant. In the first quarter of 2019, we granted 0.3 million stock options at a grant price of $111.80, which is based on the closing New York Stock Exchange price on February 14, 2019. In the first quarter of 2018, we granted 0.3 million and 0.01 million stock options at a grant price of $106.43 and $104.45, respectively, which is based on the closing New York Stock Exchange price on March 1, 2018 and March 22, 2018, respectively.
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

Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the three months ended June 30, 2019 and 2018 was $205 and $139 million pre-tax, respectively. Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the six months ended June 30, 2019 and 2018 was $513 and $378 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of June 30, 2019 and December 31, 2018 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2019:
Current trading marketable securities:
Corporate debt securities	$114	$—	$—	$114
Equity securities	2	—	—	2
Total trading marketable securities	116	—	—	116

Current available-for-sale securities:
U.S. government and agency debt securities	295	4	(1)	298
Mortgage and asset-backed debt securities	69	1	—	70
Corporate debt securities	220	2	—	222
Non-U.S. government debt securities	19	—	—	19
Total available-for-sale marketable securities	603	7	(1)	609

Total current marketable securities	$719	$7	$(1)	$725

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2018:
Current trading marketable securities:
Corporate debt securities	$137	$—	$—	$137
Equity securities	2	—	—	2
Total trading marketable securities	139	—	—	139

Current available-for-sale securities:
U.S. government and agency debt securities	297	1	(1)	297
Mortgage and asset-backed debt securities	82	—	(1)	81
Corporate debt securities	275	—	(2)	273
Non-U.S. government debt securities	20	—	—	20
Total available-for-sale marketable securities	674	1	(4)	671

Total current marketable securities	$813	$1	$(4)	$810

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of June 30, 2019. In making this determination, we considered the financial condition and prospects of the issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities at June 30, 2019, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$147	$147
Due after one year through three years	472	474
Due after three years through five years	21	22
Due after five years	77	80
	717	723
Equity securities	2	2
	$719	$725

Non-Current Investments and Restricted Cash
Non-current investments and restricted cash are primarily associated with our self-insurance programs. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide collateral to the insurance carrier, which is invested in various marketable securities and cash equivalents. Collateral provided is reflected in "Cash, Cash Equivalents and Restricted Cash" in the statements of consolidated cash flows. At June 30, 2019 and December 31, 2018, we had $144 and $142 million, respectively, in self-insurance investments and restricted cash.
We held a $20 and $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at June 30, 2019 and December 31, 2018, respectively. The quarterly change in investment fair value is recognized in "Investment income and other" in the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets of $3 and $9 million as of June 30, 2019 and December 31, 2018, respectively.
The amounts described above are classified as “Investments and Restricted Cash” in the consolidated balance sheets.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions):

	June 30, 2019	December 31, 2018	June 30, 2018
Cash and cash equivalents	$4,072	$4,225	$4,214
Restricted cash	144	142	277
Total cash, cash equivalents and restricted cash	$4,216	$4,367	$4,491

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “Other non-current investments” in the tables below, and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) a risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 7.45% and 8.16% as of June 30, 2019 and December 31, 2018, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis. The level 3 instruments measured on a recurring basis totaled $1 and $2 million as of June 30, 2019 and December 31, 2018, respectively.
The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
June 30, 2019:
Marketable Securities:
U.S. government and agency debt securities	$298	$—	$—	$298
Mortgage and asset-backed debt securities	—	70	—	70
Corporate debt securities	—	336	—	336
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	19	—	19
Total marketable securities	298	427	—	725
Other non-current investments	20	—	1	21
Total	$318	$427	$1	$746

December 31, 2018:
Marketable Securities:
U.S. government and agency debt securities	$297	$—	$—	$297
Mortgage and asset-backed debt securities	—	81	—	81
Corporate debt securities	—	410	—	410
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	20	—	20
Total marketable securities	297	513	—	810
Other non-current investments	19	—	2	21
Total	$316	$513	$2	$831

There were no transfers of investments between Level 1 and Level 2 during the six months ended June 30, 2019 or 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2019 and December 31, 2018 consists of the following (in millions):

	2019	2018
Vehicles	$9,975	$9,820
Aircraft	17,908	17,499
Land	2,073	2,000
Buildings	4,890	4,808
Building and leasehold improvements	4,531	4,323
Plant equipment	12,165	11,833
Technology equipment	2,160	2,093
Construction-in-progress	2,847	2,112
	56,549	54,488
Less: Accumulated depreciation and amortization	(28,454)	(27,912)
	$28,095	$26,576

As part of our ongoing investment in transformation, in 2018 we made prospective revisions to our estimates of useful lives for building improvements, vehicles and plant equipment which in general had the effect of lengthening the useful lives of these categories. In the second quarter of 2019, we made capital investments in property, plant and equipment, net of disposals and fully-depreciated assets, that resulted in an increase in depreciation expense of $95 million and a decrease in net income of $73 million or $0.08 per share on a basic and diluted basis. The increase in depreciation expense was offset by the effect of lengthening the useful lives of various asset categories, in the latter half of 2018, which resulted in a decrease in depreciation expense of $54 million and an increase in net income of $41 million or $0.05 per share on a basic and diluted basis. Combining both impacts resulted in a net increase of $41 million in depreciation expense, and a net decrease in net income of $32 million or $0.03 per share on both a basic and diluted basis.
For the six months ended June 30, 2019, the impact of our ongoing capital investments in property, plant and equipment, net of disposals and fully-depreciated assets, resulted in an increase in depreciation expense of $185 million and a decrease in net income of $142 million or $0.16 per share on a basic and diluted basis. The increase in depreciation expense was offset by the effect of lengthening the useful lives of various asset categories, in the latter half of 2018, which resulted in a decrease in depreciation expense of $181 million and an increase in net income of $139 million or $0.16 per share on a basic and diluted basis. Combining both impacts resulted in a net increase of $4 million in depreciation expense, and a decrease in net income of $3 million or $0.00 per share on both a basic and diluted basis.
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor all other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. No impairment charges on property, plant and equipment were recorded during the six months ended June 30, 2019 or 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and six months ended June 30, 2019 and 2018 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2019	2018	2019	2018	2019	2018
Three Months Ended June 30:
Service cost	$360	$415	$6	$7	$14	$16
Interest cost	517	450	27	26	11	11
Expected return on assets	(783)	(800)	(2)	(2)	(19)	(19)
Amortization of prior service cost	55	48	1	2	1	—
Net periodic benefit cost	$149	$113	$32	$33	$7	$8

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2019	2018	2019	2018	2019	2018
Six Months Ended June 30:
Service cost	$719	$831	$12	$14	$28	$32
Interest cost	1,034	899	54	52	23	23
Expected return on assets	(1,565)	(1,601)	(4)	(4)	(38)	(39)
Amortization of prior service cost	109	97	3	4	1	—
Net periodic benefit cost	$297	$226	$65	$66	$14	$16

During the first six months of 2019, we contributed $874 and $234 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We currently expect to contribute approximately $1.2 billion and $10 million over the remainder of the year to the pension and U.S. postretirement medical benefit plans, respectively. Subject to market conditions, we continually evaluate opportunities for additional discretionary pension contributions.
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
As of June 30, 2019 and December 31, 2018 we had $849 and $852 million, respectively, recorded in "Other Non-Current Liabilities" as well as $7 million as of June 30, 2019 and December 31, 2018, recorded in "Other current liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 43 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of June 30, 2019 and December 31, 2018 was $889 and $832 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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
Collective Bargaining Agreements
As of December 31, 2018, we had approximately 283,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. The current National Master Agreement ("NMA") was ratified on April 28, 2019, and will expire on July 31, 2023. Most of the economic provisions of the NMA are retroactive to August 1, 2018, which is the effective date of the NMA. The UPS Freight business unit national master agreement was ratified on November 11, 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which becomes amendable on September 1, 2021.
We have approximately 1,400 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2023. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). On May 2, 2019, the IAM ratified a new collective bargaining agreement that will expire on July 31, 2024.
NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of June 30, 2019 and December 31, 2018 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2018:	$715	$417	$2,679	$3,811
Acquired	—	2	—	2
Currency / Other	—	(1)	(1)	(2)
June 30, 2019:	$715	$418	$2,678	$3,811

The change in goodwill for both the International Package and Supply Chain & Freight segments was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.

The following is a summary of intangible assets as of June 30, 2019 and December 31, 2018 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2019:
Capitalized software	$3,898	$(2,579)	$1,319
Licenses	117	(50)	67
Franchise rights	146	(108)	38
Customer relationships	735	(253)	482
Trade name	200	—	200
Trademarks, patents and other	55	(40)	15
Total Intangible Assets, Net	$5,151	$(3,030)	$2,121
December 31, 2018:
Capitalized software	$3,693	$(2,478)	$1,215
Licenses	117	(36)	81
Franchise rights	145	(105)	40
Customer relationships	736	(217)	519
Trade name	200	—	200
Trademarks, patents and other	52	(31)	20
Total Intangible Assets, Net	$4,943	$(2,867)	$2,075

As of June 30, 2019, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $4 million, which are deemed to be indefinite-lived intangible assets and are included in the table above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of June 30, 2019 and December 31, 2018 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2019	2018
Commercial paper	$2,871	2019-2020	$2,871	$2,662

Fixed-rate senior notes:
5.125% senior notes	1,000	2019	—	998
3.125% senior notes	1,500	2021	1,531	1,492
2.050% senior notes	700	2021	698	698
2.450% senior notes	1,000	2022	1,001	1,023
2.350% senior notes	600	2022	598	597
2.500% senior notes	1,000	2023	995	994
2.800% senior notes	500	2024	497	496
2.400% senior notes	500	2026	498	498
3.050% senior notes	1,000	2027	992	991
3.400% senior notes	750	2029	745	—
6.200% senior notes	1,500	2038	1,483	1,482
4.875% senior notes	500	2040	490	490
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	491	491
3.750% senior notes	1,150	2047	1,136	1,136
4.250% senior notes	750	2049	742	—
Floating-rate senior notes:
Floating-rate senior notes	350	2021	349	349
Floating-rate senior notes	400	2022	399	399
Floating-rate senior notes	500	2023	499	499
Floating-rate senior notes	1,041	2049-2067	1,028	1,029
8.375% Debentures:
8.375% debentures	424	2020	431	419
8.375% debentures	276	2030	281	274
Pound Sterling notes:
5.500% notes	84	2031	84	84
5.125% notes	578	2050	547	546
Euro senior notes:
0.375% notes	797	2023	792	797
1.625% notes	797	2025	792	798
1.000% notes	569	2028	566	570
1.500% notes	569	2032	565	569
Floating-rate senior notes	569	2020	568	572
Canadian senior notes:
2.125% notes	573	2024	570	548
Finance lease obligations	445	2019-3005	445	534
Facility notes and bonds	320	2029-2045	319	320
Other debt	8	2019-2022	8	13
Total debt	$24,496		23,379	22,736
Less: Current maturities			(2,952)	(2,805)
Long-term debt			$20,427	$19,931

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as of June 30, 2019: $1.917 billion with an average interest rate of 2.44% and €838 million ($954 million) with an average interest rate of -0.36%. As of June 30, 2019, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheets.
Debt Classification
We have classified our 8.375% debentures due April 2020 with a principal balance of $424 million as long-term debt based on our intent and ability to refinance the debt as of June 30, 2019. We have classified certain floating-rate senior notes that are putable by the note holders as long-term debt, due to our intent and ability to refinance the debt if the put option is exercised by the note holders.

Debt Issuance
On March 13, 2019 we issued two series of notes, both in the principal amounts of $750 million. These fixed rate notes bear interest at the rates of 3.40% and 4.25% and will mature on March 15, 2029 and March 15, 2049, respectively. Interest on the fixed-rate senior notes is payable semi-annually, beginning September 2019. The 3.40% fixed-rate senior notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of remaining scheduled payments of principal and interest thereon discounted to the redemption date (three months prior to maturity) on a semi-annual basis at the discount rate of the Treasury Rate plus 15 basis points and accrued and unpaid interest. The 4.25% fixed-rate senior notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of remaining scheduled payments of principal and interest thereon discounted to the redemption date (six months prior to maturity) on a semi-annual basis at the discount rate of the Treasury Rate plus 20 basis points and accrued and unpaid interest.
Sources of Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provides a revolving credit facility of $1.5 billion and expires on December 10, 2019. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of June 30, 2019.
The second agreement provides a revolving credit facility of $3.0 billion, and expires on December 11, 2023. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our 1-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of June 30, 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2019 and for all periods presented, we were in compliance with all applicable financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2019, 10% of net tangible assets was equivalent to $3.322 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $24.709 and $23.293 billion as of June 30, 2019 and December 31, 2018, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
We lease property and equipment under finance and operating leases. We have finance and operating leases for package centers, airport facilities, warehouses, corporate office space, aircraft, aircraft engines, information technology equipment (primarily mainframes, servers and copiers), vehicles and various other equipment used in operating our business. Certain leases for real estate and aircraft contain options to purchase, extend or terminate the lease. Determining the lease term and amount of lease payments to include in the calculation of the ROU asset and lease liability for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain, and if the optional period and payments should be included in the calculation of the associated ROU asset and liability. In making this determination, we consider all relevant economic factors that would compel us to exercise or not exercise an option.
When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. In such cases, we use an estimate of our incremental borrowing rate to discount lease payments based on information available at lease commencement.
Aircraft
In addition to the aircraft that we own, we have leases for 335 aircraft. Of these leased aircraft, 34 are classified as finance leases, 12 are classified as operating leases and the remaining 289 are classified as short-term leases. A majority of the obligations associated with the aircraft classified as finance leases have been legally defeased. The long-term aircraft operating leases are operated by a third party to handle package and cargo volume in geographic regions where, due to government regulations, we are restricted from operating an airline.
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
Real Estate
We have operating and finance leases for package centers, airport facilities, warehouses, corporate office space and expansion facilities utilized during peak shipping periods. Many of our leases contain charges for common area maintenance or other miscellaneous expenses that are updated based on landlord estimates. Due to this variability, the cash flows associated with these charges are not included in the minimum lease payments used in determining the ROU asset and associated lease liability.
Some of our real estate leases contain options to renew or extend the lease or terminate the lease before the expiration date. These options are factored into the determination of the lease term and lease payments when their exercise is considered to be reasonably certain.
From time to time, we enter into leases with the intention of purchasing the property, either through purchase options with a fixed price or a purchase agreement negotiated contemporaneously with the lease agreement. We classify these leases as finance leases and include the purchase date and purchase price in the lease term and lease payments, respectively, when the option to exercise or purchase is reasonably certain.

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
The components of lease expense for the three and six months ended June 30, 2019 are as follows (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease costs	$166	$323
Finance lease costs:
Amortization of assets	18	$37
Interest on lease liabilities	4	9
Total finance lease costs	22	46
Variable and short-term lease costs	240	518
Total lease costs	$428	$887

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information and balance sheet location related to leases is as follows (in millions, except lease term and discount rate):

June 30, 2019
Operating Leases:
Operating lease right-of-use assets	$2,477

Current maturities of operating leases	$487
Non-current operating leases	2,026
Total operating lease liabilities	$2,513

Finance Leases:
Property, plant and equipment, at cost	$2,513
Accumulated amortization	961
Property, plant and equipment, net	$1,552

Current maturities of long-term debt, commercial paper and finance leases	$77
Long-term debt and finance leases	368
Total finance lease liabilities	$445

Weighted average remaining lease term (in years):
Operating leases	9.2
Finance leases	10.6

Weighted average discount rate:
Operating leases	2.70%
Finance leases	4.37%

Supplemental cash flow information related to leases is as follows (in millions):

Six Months Ended June 30,
2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$311
Operating cash flows from finance leases	9
Financing cash flows from finance leases	85

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$56

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of June 30, 2019 are as follows (in millions):

	Finance Leases	Operating Leases
2019	$62	$293
2020	94	522
2021	42	441
2022	38	366
2023	37	292
Thereafter	293	1,077
Total lease payments	566	2,991
Less: Imputed interest	(121)	(478)
Total lease obligations	445	2,513
Less: Current obligations	(77)	(487)
Long-term lease obligations	$368	$2,026

As of June 30, 2019, we have additional leases which have not commenced. These leases will commence when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained. These leases will commence in 2019 and 2020.

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
Although there can be no assurance as to the ultimate outcome, we have generally denied, or believe we have a meritorious defense and will deny, liability in all pending matters, including (except as otherwise noted herein) the matters described below, and we intend to vigorously defend each matter. We accrue for legal claims when, and to the extent that, amounts associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for those claims.
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
Judicial Proceedings
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserted claims under various federal and state laws. The complaint also included a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. On March 24, 2017, the District Court issued an opinion and order finding liability against UPS on each of the plaintiffs’ causes of action. On May 25, 2017, the District Court issued a corrected opinion and order on liability and an order awarding the plaintiffs damages of $9.4 million and penalties of $237.6 million. An accrual of $9.4 million with respect to the damages awarded by the court is included on our consolidated balance sheets at June 30, 2019. We estimate that the amount of losses could be up to $247 million, plus interest; however, the amount of penalties ultimately payable, if any, is subject to a variety of complex factors and potential outcomes that remain to be determined in future legal proceedings. Consequently, we are unable to reasonably estimate a likely amount of loss within that range. We strongly disagree with the District Court's analysis and conclusions, and have appealed to the United States Court of Appeals for the Second Circuit. The briefing and oral argument are now complete. We await a ruling by the Court of Appeals.
We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. At this time, we do not believe that any loss associated with any matter would have a material adverse effect on our financial condition, results of operations or liquidity. Hughes v. UPS Supply Chain Solutions, Inc. and United Parcel Service, Inc. had previously been certified as a class action in Kentucky state court. In this action, plaintiffs alleged that they were not properly compensated for time entering and exiting security checkpoints and getting to their work areas at UPS’s facilities. Plaintiffs were seeking compensatory damages, liquidated damages, attorneys’ fees, and interest. In the second quarter of 2019, the court granted our motion for judgment on the pleadings.
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
In February 2018, the Turkish Competition Authority (“Authority”) opened an investigation into nine companies, including UPS, in the small package industry related to alleged customer allocations in violation of Turkish competition law. In April 2018, the Authority consolidated this investigation with two other investigations involving similar allegations. The consolidated investigation involves over 30 companies. There are multiple factors that prevent us from being able to estimate the amount of loss, if any, that may result from this matter including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2019, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued. As of June 30, 2019, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interest accounts for the three and six months ended June 30, 2019 and 2018 (in millions, except per share amounts):

Three Months Ended June 30:	2019		2018
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	164	$2	174	$2
Common stock purchases	(1)	—	(1)	—
Stock award plans	1	—	—	—
Common stock issuances	(1)	—	—	—
Conversions of class A to class B common stock	(2)	—	(5)	—
Class A shares issued at end of period	161	$2	168	$2
Class B Common Stock
Balance at beginning of period	697	$7	689	$7
Common stock purchases	(1)	—	(1)	—
Conversions of class A to class B common stock	2	—	5	—
Class B shares issued at end of period	698	7	693	7
Additional Paid-In Capital
Balance at beginning of period		$27		$—
Stock award plans		213		150
Common stock purchases		(251)		(247)
Common stock issuances		107		77
Option premiums received (paid)		6		20
Unsettled portion of accelerated stock repurchase program		—		—
Balance at end of period		$102		$—
Retained Earnings
Balance at beginning of period		$8,249		6,973
Net income attributable to common shareowners		1,685		1,485
Dividends ($0.96 and $0.91 per share) (1)		(826)		(784)
Common stock purchases		—		(9)
Other		1		—
Balance at end of period		$9,109		$7,665
Non-Controlling Minority Interest
Balance at beginning of period		$18		$31
Change in non-controlling minority interest		—		(3)
Balance at end of period		$18		$28
(1) The dividend per share amount is the same for both class A and class B common stock

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:	2019		2018
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	163	$2	173	$2
Common stock purchases	(2)	—	(2)	—
Stock award plans	4	—	3	—
Common stock issuances	1	—	2	—
Conversions of class A to class B common stock	(5)	—	(8)	—
Class A shares issued at end of period	161	$2	168	$2
Class B Common Stock
Balance at beginning of period	696	$7	687	$7
Common stock purchases	(3)	—	(2)	—
Conversions of class A to class B common stock	5	—	8	—
Class B shares issued at end of period	698	7	693	7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		382		170
Common stock purchases		(502)		(383)
Common stock issuances		221		232
Option premiums received (paid)		1		(19)
Balance at end of period		$102		$—
Retained Earnings
Balance at beginning of period		$8,006		$5,852
Net income attributable to common shareowners		2,796		2,830
Dividends ($1.92 and $1.82 per share) (1)		(1,693)		(1,624)
Common stock purchases		—		(128)
Reclassification from AOCI pursuant to the early adoption of ASU 2018-02		—		735
Balance at end of period		$9,109		$7,665
Non-Controlling Minority Interest
Balance at beginning of period		$16		$30
Change in non-controlling minority interest		2		(2)
Balance at end of period		$18		$28
(1) The dividend per share amount is the same for both class A and class B common stock

We repurchased 2.4 and 2.2 million shares of class A and class B common stock for $251 and $256 million during the three months ended June 30, 2019 and 2018, respectively. We repurchased 4.8 and 4.4 million shares of class A and class B common stock for $502 and $511 million during the six months ended June 30, 2019 and 2018. In May 2016, the Board of Directors ("the Board") approved a share repurchase authorization of $8.0 billion for shares of class A and class B common stock, which has no expiration date. As of June 30, 2019, we had $2.837 billion of this share repurchase authorization available.
From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the second quarter of 2019, we did not enter into any accelerated share repurchase transactions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received net premiums of $6 and $20 million during the three months ended June 30, 2019 and 2018, respectively, related to entering into and settling capped call options for the purchase of class B shares. We received net premiums of $1 million during the first six months of 2019 and paid $19 million during the first six months of 2018. As of June 30, 2019, we had outstanding options for the purchase of 0.2 million shares with a weighted average strike price of $93.69 per share that will settle during 2019.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. Additionally, effective January 1, 2018, we early adopted ASU 2018-02 that allowed a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act . The activity in AOCI for the three and six months ended June 30, 2019 and 2018 is as follows (in millions):

Three Months Ended June 30:	2019	2018
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,073)	$(983)
Translation adjustment (net of tax effect of $(7) and $34)	(33)	(78)
Balance at end of period	(1,106)	(1,061)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	2	(5)
Current period changes in fair value (net of tax effect of $3 and $0)	5	—
Balance at end of period	7	(5)
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	116	(511)
Current period changes in fair value (net of tax effect of $5 and $100)	15	312
Reclassification to earnings (net of tax effect of $(9) and $6)	(27)	20
Balance at end of period	104	(179)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,863)	(4,139)
Reclassification to earnings (net of tax effect of $14 and $12)	43	38
Balance at end of period	(3,820)	(4,101)
Accumulated other comprehensive income (loss) at end of period	$(4,815)	$(5,346)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:	2019	2018
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,126)	$(930)
Translation adjustment (net of tax effect of $2 and $25)	20	(84)
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	—	(47)
Balance at end of period	(1,106)	(1,061)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(2)	(2)
Current period changes in fair value (net of tax effect of $3 and $(1))	9	(4)
Reclassification to earnings (net of tax effect of $0 and $1)	—	1
Balance at end of period	7	(5)
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	40	(366)
Current period changes in fair value (net of tax effect of $33 and $67)	104	210
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	—	(79)
Reclassification to earnings (net of tax effect of $(13) and $18)	(40)	56
Balance at end of period	104	(179)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,906)	(3,569)
Reclassification to earnings (net of tax effect of $27 and $24)	86	77
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	—	(609)
Balance at end of period	(3,820)	(4,101)
Accumulated other comprehensive income (loss) at end of period	$(4,815)	$(5,346)

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and six months ended June 30, 2019 and 2018 is as follows (in millions):

Three Months Ended June 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2019	2018
Unrealized gain (loss) on marketable securities:
Realized loss on sale of securities	$—	$—	Investment income and other
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(3)	(6)	Interest expense
Foreign exchange contracts	39	(20)	Revenue
Income tax (expense) benefit	(9)	6	Income tax expense
Impact on net income	27	(20)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(57)	(50)	Investment income and other
Income tax (expense) benefit	14	12	Income tax expense
Impact on net income	(43)	(38)	Net income

Total amount reclassified for the period	$(16)	$(58)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2019	2018
Unrealized gain (loss) on marketable securities:
Realized loss on sale of securities	$—	$(2)	Investment income and other
Income tax (expense) benefit	—	1	Income tax expense
Impact on net income	—	(1)	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(9)	(12)	Interest expense
Foreign exchange contracts	62	(62)	Revenue
Income tax (expense) benefit	(13)	18	Income tax expense
Impact on net income	40	(56)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(113)	(101)	Investment income and other
Income tax (expense) benefit	27	24	Income tax expense
Impact on net income	(86)	(77)	Net income

Total amount reclassified for the period	$(46)	$(134)	Net income

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the three and six months ended June 30, 2019 and 2018 is as follows (in millions):

Three Months Ended June 30:	2019		2018
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$25		$31
Reinvested dividends		—		—
Benefit payments		—		—
Balance at end of period		$25		$31
Treasury Stock:
Balance at beginning of period	(1)	$(25)	(1)	$(31)
Reinvested dividends	—	—	—	—
Benefit payments	1	—	—	—
Balance at end of period	—	(25)	(1)	(31)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:	2019		2018
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$32		$37
Reinvested dividends		1		1
Benefit payments		(8)		(7)
Balance at end of period		$25		$31
Treasury Stock:
Balance at beginning of period	(1)	$(32)	(1)	$(37)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	1	8	—	7
Balance at end of period	—	(25)	(1)	(31)

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
Segment information for the three and six months ended June 30, 2019 and 2018 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
U.S. Domestic Package	$11,150	$10,354	$21,630	$20,581
International Package	3,505	3,602	6,964	7,135
Supply Chain & Freight	3,393	3,500	6,614	6,853
Consolidated	$18,048	$17,456	$35,208	$34,569
Operating Profit:
U.S. Domestic Package	$1,208	$939	$1,874	$1,695
International Package	663	618	1,191	1,212
Supply Chain & Freight	272	216	472	386
Consolidated	$2,143	$1,773	$3,537	$3,293

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to common shareowners	$1,685	$1,485	$2,796	$2,830
Denominator:
Weighted average shares	860	861	860	861
Deferred compensation obligations	—	1	1	1
Vested portion of restricted units	5	4	5	4
Denominator for basic earnings per share	865	866	866	866
Effect of dilutive securities:
Restricted units	4	3	3	3
Stock options	—	1	—	1
Denominator for diluted earnings per share	869	870	869	870
Basic earnings per share	$1.95	$1.71	$3.23	$3.27
Diluted earnings per share	$1.94	$1.71	$3.22	$3.25

Diluted earnings per share for the three months ended June 30, 2019 excluded the effect of 0.9 million shares of common stock that may be issued upon the exercise of employee stock options, because such effect would be antidilutive. There were no antidilutive shares for the three months ended June 30, 2018. Antidilutive shares for the six months ended June 30, 2019 and 2018 were 0.9 and 0.1 million, respectively.

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
Credit Risk Management
The forward contracts, swaps and options discussed below contain an element of risk that the counterparties may be unable to meet the terms of the agreements; however, we seek to minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines, and by monitoring counterparties to prevent concentrations of credit risk with any single counterparty.
 We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties.
At June 30, 2019 and December 31, 2018, we held cash collateral of $448 and $325 million, respectively, under these agreements; this collateral is included in "Cash and cash equivalents" in the consolidated balance sheets and its use by UPS is not restricted. At June 30, 2019 and December 31, 2018, respectively, $0 million of additional collateral was required to be posted with our counterparties.
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
At June 30, 2019 and December 31, 2018 there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions.
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
We hedge our net investment in certain foreign operations with foreign currency denominated debt instruments. The use of foreign denominated debt as the hedging instrument allows the debt to be remeasured to foreign currency translation adjustment within AOCI to offset the translation risk from those investments. Balances in the cumulative translation adjustment accounts remain until the sale or substantially complete liquidation of the foreign entity, upon which they are recognized as a component of investment income and other.
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
Outstanding Positions
As of June 30, 2019 and December 31, 2018, the notional amounts of our outstanding derivative positions were as follows (in millions):

	June 30, 2019		December 31, 2018
Currency hedges:
Euro	EUR	4,793	EUR	4,924
British Pound Sterling	GBP	1,806	GBP	2,037
Canadian Dollar	CAD	1,444	CAD	1,443
Hong Kong Dollar	HKD	3,629	HKD	3,642
Singapore Dollar	SGD	—	SGD	20

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	3,674	USD	4,674
Floating to Fixed Interest Rate Swaps	USD	778	USD	778

As of June 30, 2019 and December 31, 2018, we had no outstanding commodity hedge positions.
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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$119	$90	$114	$83
Interest rate contracts	Other current assets	Level 2	4	1	4	1
Foreign exchange contracts	Other non-current assets	Level 2	264	230	254	215
Interest rate contracts	Other non-current assets	Level 2	25	14	24	6
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	2	7	2	5
Foreign exchange contracts	Other non-current assets	Level 2	—	1	—	1
Interest rate contracts	Other non-current assets	Level 2	17	18	16	18
Total Asset Derivatives			$431	$361	$414	$329

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$5	$7	$—	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	10	15	—	—
Interest rate contracts	Other non-current liabilities	Level 2	12	41	11	33
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	1	3	1	1
Foreign exchange contracts	Other non-current liabilities	Level 2	—	1	—	1
Interest rate contracts	Other non-current liabilities	Level 2	2	—	1	—
Total Liability Derivatives			$30	$67	$13	$35

Our foreign exchange, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of June 30, 2019 and December 31, 2018 (in millions).

	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	June 30, 2019	June 30, 2019	December 31, 2018	December 31, 2018
Long-term debt and finance leases	3,246	54	4,207	16

The cumulative amount of fair value hedging losses remaining for any hedged assets and liabilities for which hedge accounting has been discontinued as of June 30, 2019 is $24 million. These amounts will be recognized over the next 11 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in the income statement for the fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,			Three Months Ended June 30,
	2019			2018
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$(30)	$—	$—	$19	$—
Derivatives designated as hedging instruments	—	30	—	—	(19)	—
Gains or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(3)	—	—	(6)	—
Foreign Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	39	—	—	(20)	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$39	$(3)	$—	$(20)	$(6)	$—

	Six Months Ended June 30,			Six Months Ended June 30,
	2019			2018
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$(45)	$—	$—	$73	$—
Derivatives designated as hedging instruments	—	45	—	—	(73)	—
Gains or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(9)	—	—	(12)	—
Foreign Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	62	—	—	(62)	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$62	$(9)	$—	$(62)	$(12)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the three and six months ended June 30, 2019 and 2018 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative
	2019	2018
Interest rate contracts	$(2)	$1
Foreign exchange contracts	22	411
Total	$20	$412

Six Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)
	2019	2018
Interest rate contracts	$11	$2
Foreign exchange contracts	126	275
Total	$137	$277

As of June 30, 2019, there are $133 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI that are expected to be reclassified to income over the 12 month period ending June 30, 2020. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 13 years.
The following table indicates the amount of gains and losses that have been recognized in AOCI within foreign currency translation adjustment for the three and six months ended June 30, 2019 and 2018 for those instruments designated as net investment hedges (in millions):

Three Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2019	2018
Foreign denominated debt	$(67)	$218
Total	$(67)	$218

Six Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt (Effective Portion)
	2019	2018
Foreign denominated debt	$6	138
Total	$6	$138

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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three and six months ended June 30, 2019 and 2018 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2019	2018
Three Months Ended June 30:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange contracts	Investment income and other	(19)	(67)
Total		$(21)	$(69)
Six Months Ended June 30:
Interest rate contracts	Interest expense	$(4)	$(4)
Foreign exchange contracts	Investment income and other	(20)	$(59)
Investment market price contracts	Investment income and other	—	16
Total		$(24)	$(47)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES
Our effective tax rate increased to 23.5% in the second quarter of 2019 from 22.9% in the same period of 2018 (23.3% year-to-date in 2019 compared to 21.1% in the same period of 2018). The recognition in income tax of excess tax benefits related to share-based compensation reduced our effective rate by 0.2% year-to-date in 2019 compared to 1.3% in the same period of 2018 (there was not a significant impact in the second quarter of 2019 or 2018). Other favorable items that impacted our effective tax rate in 2018, but did not recur in 2019, included favorable resolutions of uncertain tax positions and favorable tax provisions enacted in the Bipartisan Budget Act of 2018.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, we have recognized liabilities for uncertain tax positions. We reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, an estimate of the range of reasonably possible outcomes cannot be made. Items that may cause changes to unrecognized tax benefits include the timing of interest deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statutes of limitations, additional regulatory guidance on the Tax Cuts and Jobs Act or other unforeseen circumstances.
As of June 30, 2019 and December 31, 2018, we maintained a valuation allowance against certain deferred tax assets primarily related to foreign net operating loss carryforwards. We intend to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance. Given our current and anticipated future foreign earnings, we believe there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of a portion of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. The exact timing and amount of any valuation allowance release are subject to change depending on the level of profitability that we are able to achieve.
As discussed in note 17, we recognized pre-tax transformation strategy costs of $21 million in the second quarter of 2019 ($144 million year-to-date). As a result, we recorded an additional income tax benefit in the second quarter of $4 million ($34 million year-to-date). This year-to-date benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate primarily due to the effect of U.S. state and local taxes and foreign taxes.
As discussed in note 17, we recognized pre-tax transformation strategy costs of $263 million in the second quarter of 2018. As a result, we recorded an income tax benefit of $63 million. This benefit was generated at a higher average tax rate than the U.S. federal statutory rate primarily due to the effect of U.S. state and local taxes.
NOTE 17. TRANSFORMATION STRATEGY
In the first quarter of 2018, we launched the first phase of a multi-year, enterprise-wide transformation strategy that is expected to impact our organization. Over the next few years additional phases will be implemented. The program includes investments, as well as changes in processes and technology, that impact global direct and indirect operating costs.
During the three months ended June 30, 2019 and 2018, we recorded pre-tax charges of $21 and $263 million ($144 and $263 million year-to-date). These charges reflect other employee benefits costs of $2 and $192 million in the second quarter of 2019 and 2018 respectively ($108 and $192 million year-to-date respectively), included within "Compensation and benefits" on the statements of consolidated income, and other costs of $19 and $71 million in the second quarter of 2019 and 2018, respectively ($36 and $71 million year-to-date respectively), included within "Other expenses" in the statements of consolidated income. The after-tax transformation strategy costs totaled $17 and $200 million in the second quarter of 2019 and 2018, respectively ($110 and $200 million year-to-date, respectively). The income tax effects of the transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Consolidated revenue increased 3.4% to $18.048 billion for the second quarter of 2019 when compared to 2018, driven primarily by increases in all major product categories within our U.S. Domestic Package segment. For the year-to-date period, consolidated revenue increased 1.8% to $35.208 billion. Operating profit was $2.143 billion for the three months ended June 30, 2019 and $3.537 billion for the six months ended June 30, 2019, compared to $1.773 billion and $3.293 billion for the three and six months ended June 30, 2018, respectively.
The U.S. Domestic Package segment realized strong revenue growth for both the quarter-to-date and year-to-date periods, driven by volume increases across all products. Volume increases were led by our air products as large e-commerce shippers move towards faster delivery to their customers. Operating profit improved 28.6% in the second quarter with margins at 10.8%. All three UPS segments expanded operating profit in the second quarter of 2019.
We reported second quarter 2019 net income of $1.685 billion, an increase of 13.5% compared to 2018. Diluted earnings per share increased 13.5% to $1.94 in the second quarter of 2019 compared to 2018. On a year-to-date basis, net income decreased 1.2% year over year to $2.796 billion and diluted earnings per share decreased 0.9% to $3.22. Net income and diluted earnings per share were impacted by year over year changes in the effective tax rate and lower investment and other income.
Our consolidated results are presented in the table below:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2019	2018	%	2019	2018	%
Revenue (in millions)	$18,048	$17,456	3.4%	$35,208	$34,569	1.8%
Operating Expenses (in millions)	15,905	15,683	1.4%	31,671	31,276	1.3%
Operating Profit (in millions)	$2,143	$1,773	20.9%	$3,537	$3,293	7.4%
Operating Margin	11.9%	10.2%		10.0%	9.5%
Average Daily Package Volume (in thousands)	20,220	19,148	5.6%	19,997	19,271	3.8%
Average Revenue Per Piece	$11.21	$11.26	(0.4)%	$11.15	$11.11	0.4%
Net Income (in millions)	$1,685	$1,485	13.5%	$2,796	$2,830	(1.2)%
Basic Earnings Per Share	$1.95	$1.71	14.0%	$3.23	$3.27	(1.2)%
Diluted Earnings Per Share	$1.94	$1.71	13.5%	$3.22	$3.25	(0.9)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Items Affecting Comparability
Amounts presented on an adjusted basis reflect the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Adjustments	2019	2018	2019	2018
Operating Expenses:
Transformation Strategy Costs	$21	$263	$144	$263
Total Adjustments to Operating Expenses	21	263	144	263
Income Tax Benefit from Transformation Strategy Costs	(4)	(63)	(34)	(63)
Total Adjustments to Net Income	$17	$200	$110	$200
Transformation strategy costs described in note 17 to the unaudited consolidated financial statements have been excluded from comparisons of "adjusted" Compensation and Benefits, Other Expenses, Operating Profit, Operating Margin, Income Tax Expense and effective tax rate. During the three months ended June 30, 2019 and 2018, we recorded pre-tax charges of $21 and $263 million ($144 and $263 million year-to-date). These charges reflect other employee benefits costs of $2 and $192 million in the second quarter of 2019 and 2018, respectively, ($108 and $192 million year-to-date, respectively) included within "Compensation and benefits" on the statements of consolidated income, and other costs of $19 and $71 million in the second quarter of 2019 and 2018, respectively, ($36 and $71 million year-to-date, respectively) included within "Other expenses" in the statements of consolidated income.
The after-tax transformation strategy costs totaled $17 and $200 million in the second quarter of 2019 and 2018, respectively ($110 and $200 million year-to-date, respectively). The income tax effects of the transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.
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
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These methods require us to make estimates that impact the amount of each expense that is attributed to each segment. Changes in these estimates would directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our business. There were no significant changes in our expense allocation methodologies during 2019 or 2018.

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
We supplement the reporting of our revenue, revenue per piece and operating profit with non-GAAP measures that exclude the period-over-period impact of foreign currency exchange rate changes and hedging activities. We believe currency-neutral revenue, revenue per piece and operating profit information allows users of our financial statements to understand growth trends in our business and results. We evaluate the performance of our International Package and Supply Chain & Freight segments on a currency-neutral basis.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2019	2018	%	2019	2018	%
Average Daily Package Volume (in thousands):
Next Day Air	1,855	1,424	30.3%	1,710	1,430	19.6%
Deferred	1,380	1,226	12.6%	1,382	1,261	9.6%
Ground	13,972	13,420	4.1%	13,829	13,483	2.6%
Total Avg. Daily Package Volume	17,207	16,070	7.1%	16,921	16,174	4.6%
Average Revenue Per Piece:
Next Day Air	$18.30	$20.08	(8.9)%	$18.48	$19.74	(6.4)%
Deferred	13.10	13.76	(4.8)%	12.80	13.31	(3.8)%
Ground	8.75	8.67	0.9%	8.75	8.59	1.9%
Total Avg. Revenue Per Piece	$10.12	$10.07	0.5%	$10.07	$9.94	1.3%
Operating Days in Period	64	64		127	128
Revenue (in millions):
Next Day Air	$2,173	$1,830	18.7%	$4,014	$3,614	11.1%
Deferred	1,157	1,080	7.1%	2,246	2,149	4.5%
Ground	7,820	7,444	5.1%	15,370	14,818	3.7%
Total Revenue	$11,150	$10,354	7.7%	$21,630	$20,581	5.1%
Operating Expenses (in millions):
Operating Expenses	$9,942	$9,415	5.6%	$19,756	$18,886	4.6%
Transformation Strategy Costs	$(18)	(196)		$(46)	(196)
Adjusted Operating Expense	$9,924	$9,219	7.6%	$19,710	$18,690	5.5%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,208	$939	28.6%	$1,874	$1,695	10.6%
Adjusted Operating Profit	$1,226	$1,135	8.0%	$1,920	$1,891	1.5%
Operating Margin	10.8%	9.1%		8.7%	8.2%
Adjusted Operating Margin	11.0%	11.0%		8.9%	9.2%
Revenue
The change in overall revenue was impacted by the following factors in 2019 compared with the corresponding period of 2018:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Second quarter 2019 vs. 2018	7.1%	—%	0.6%	7.7%
Year-to-date 2019 vs. 2018	3.8%	0.7%	0.6%	5.1%
Volume
Our overall volume increased in the second quarter and year-to-date periods of 2019 compared with 2018, led by strong growth in our Next Day Air and Deferred services due to increasing demand for faster delivery options.
Business-to-consumer shipments, which represented approximately 51% of the total U.S. Domestic Package average daily volume for the quarter, grew 11.8% (up 7.0% year-to-date) and were driven by overall increases in air and ground shipments. Business-to-business shipments increased 2.5% in the second quarter of 2019 compared with 2018 (2.3% year-to-date), also driven by growth in air and ground shipments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Among our air products, overall average daily volume increased in the second quarter and year-to-date periods of 2019 for both our Next Day Air and Deferred services. Strong air volume growth continued for those products aligned primarily with business-to-consumer shipping, including our residential Next Day Air and Second Day package products, as consumers continue to demand faster and more economical delivery options. This growth was slightly offset by declines in Next Day Air and Second Day letter volume due to shifts in customer preferences.
In the second quarter and year-to-date periods, we experienced year over year growth in residential ground products, driven by changes in customer and product mix while growth in ground commercial products was primarily driven by retail return services.
Rates and Product Mix
Overall revenue per piece increased 0.5% for the second quarter of 2019 compared with the same period of 2018 (1.3% year-to-date) and was impacted by changes in base rates, customer and product mix and fuel surcharge rates.
Revenue per piece for ground and air products was positively impacted by a base rate increase on December 26, 2018. UPS Ground rates and UPS Air services rates increased an average net 4.9%. Additionally, effective June 4, 2018, we increased the surcharge for Over Maximum Limits, Oversize Pallet Handling and shipping correction audit fees.
Revenue per piece for ground products was also positively impacted by higher fuel surcharge rates for the second quarter and year-to-date periods of 2019 due to rate increases during 2018. Fuel surcharge rates for air products decreased slightly in the second quarter of 2019 as compared to 2018 and remained flat in the year-to-date period of 2019.
Revenue per piece for our Next Day Air services decreased in both the second quarter and year-to-date periods of 2019 compared with 2018. This decrease in revenue per piece was primarily driven by an unfavorable shift in customer and product mix, which was partially offset by an increase in base rates due to pricing initiatives and an increase in average billable weight per piece.
Revenue per piece for our Deferred services decreased in the second quarter and year-to-date periods of 2019 compared with 2018 due to an unfavorable shift in customer and product mix, partially offset by an increase in base rates and an increase in average billable weight per piece.
Ground revenue per piece increased for the second quarter and year-to-date periods of 2019 compared with 2018, primarily due to base rate increases. This was partially offset by a decline in average billable weight per piece and customer and product mix.
UPS applies a fuel surcharge on our domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2019	2018	% Point	2019	2018	% Point
Next Day Air / Deferred	7.7%	7.8%	(0.1)%	7.4%	7.4%	—%
Ground	7.4%	6.8%	0.6%	7.3%	6.6%	0.7%
In June and October 2018, ground fuel surcharge rates were raised for all thresholds, and in October and December 2018, Domestic Air fuel surcharge rates were increased for all thresholds. Ground surcharges will continue to be based on the national U.S. Average On-Highway Diesel Fuel price and adjusted weekly.
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and additional charges we obtain for these services and the level of pricing discounts offered.
Total domestic fuel surcharge revenue increased by $66 million in the second quarter of 2019 ($131 million year-to-date) as a result of higher fuel surcharge rates due to increases in the surcharge indices, as well as the overall increase in package volume during the quarter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses for the segment, which include $18 million of transformation strategy costs, increased $527 million in the second quarter of 2019 compared with the same period of 2018. Excluding the year over year impact of transformation strategy costs, adjusted operating expenses for the segment increased $705 million in second quarter of 2019, primarily due to pickup and delivery costs (up $341 million), the costs of operating our domestic integrated air and ground network (up $151 million), the costs of package sorting (up $101 million) and other indirect operating costs (up $112 million).
The growth in pickup and delivery and network costs was impacted by several factors:

•
Higher employee compensation and benefit costs largely resulting from (1) volume growth, which resulted in an increase in average daily union labor hours of 4.2%; (2) union pay rate and benefit increases; and (3) growth in the overall size of the workforce due to facility expansions. Additionally, we incurred higher employee healthcare expenses due to headcount and contractual contribution rate increases to multiemployer plans. These increases were partially offset by productivity improvements and lower pension expense for our company-sponsored plans due to higher discount rates used to measure the projected benefit obligations, which reduced service costs.

•
Higher fuel expense in the second quarter of 2019, primarily due to expansion of our air network and increased volume, which resulted in higher fuel and alternative fuel usage (an increase in package delivery miles driven of 6.9% and an increase in aircraft block hours of 9.0%). This was partially offset by year over year declines in fuel prices.

•	The increases described above were partially offset by a slight decrease in costs associated with outside contract carriers driven by retaining additional volume within our network.
On a year-to-date basis, operating expenses for the segment increased $870 million which included $46 million of transformation strategy costs. Excluding the year over year impact of transformation strategy costs, adjusted operating expenses for the segment increased $1.020 billion for the year-to-date period, largely due to pickup and delivery costs (up $458 million), network costs (up $326 million), the cost of package sorting (up $182 million) and other indirect operating costs (up $54 million). These increases were primarily driven by higher volume, increased employee compensation costs and increased fuel costs driven by volume growth. Alternative fuel costs were higher year over year due to alternative fuel tax credits received in 2018.
Total cost per piece, which includes transformation strategy costs of $18 million, decreased 1.4% for the second quarter of 2019 compared with the same period of 2018 (up 0.8% for the year-to-date period). Excluding the year over year impact of transformation strategy costs, adjusted cost per piece increased 0.5% in the second quarter and 1.6% year-to-date. Cost per piece growth rates have slowed over the last several quarters as we are beginning to realize the benefits of our new automated facilities.
Operating Profit and Margin
Operating profit increased $269 million for the second quarter of 2019 compared with 2018 (up $179 million year-to-date), with operating margins increasing 170 basis points to 10.8% (up 50 basis points to 8.7% year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted operating profit increased $91 million for the second quarter (up $29 million year-to-date), with adjusted operating margins remaining flat (down 30 basis points to 8.9% year-to-date). Overall volume growth had a positive impact on operating profit which, combined with lower transformation strategy costs year over year, improved operating margins in 2019 relative to 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2019	2018	%	2019	2018	%
Average Daily Package Volume (in thousands):
Domestic	1,626	1,654	(1.7)%	1,657	1,662	(0.3)%
Export	1,387	1,424	(2.6)%	1,419	1,435	(1.1)%
Total Avg. Daily Package Volume	3,013	3,078	(2.1)%	3,076	3,097	(0.7)%
Average Revenue Per Piece:
Domestic	$6.63	$6.61	0.3%	$6.56	$6.66	(1.5)%
Export	30.06	30.14	(0.3)%	29.40	29.50	(0.3)%
Total Avg. Revenue Per Piece	$17.41	$17.50	(0.5)%	$17.10	$17.24	(0.8)%
Operating Days in Period	64	64		127	128
Revenue (in millions):
Domestic	$690	$700	(1.4)%	$1,380	$1,416	(2.5)%
Export	2,668	2,747	(2.9)%	5,299	5,419	(2.2)%
Cargo and Other	147	155	(5.2)%	285	300	(5.0)%
Total Revenue	$3,505	$3,602	(2.7)%	$6,964	$7,135	(2.4)%
Operating Expenses (in millions):
Operating Expenses	$2,842	$2,984	(4.8)%	$5,773	$5,923	(2.5)%
Transformation Strategy Costs	(2)	(36)		(86)	(36)
Adjusted Operating Expenses	$2,840	$2,948	(3.7)%	$5,687	$5,887	(3.4)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$663	$618	7.3%	$1,191	$1,212	(1.7)%
Adjusted Operating Profit	$665	$654	1.7%	$1,277	$1,248	2.3%
Operating Margin	18.9%	17.2%		17.1%	17.0%
Adjusted Operating Margin	19.0%	18.2%		18.3%	17.5%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(81)			$(198)
Operating Expenses			91			212
Operating Profit			$10			$14
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in overall revenue was impacted by the following factors in 2019 compared with the corresponding period of 2018:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Second quarter 2019 vs. 2018	(2.1)%	1.4%	0.3%	(2.3)%	(2.7)%
Year-to-date 2019 vs. 2018	(1.5)%	1.6%	0.3%	(2.8)%	(2.4)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Our overall average daily volume for both our domestic and export products decreased in the second quarter and year-to-date periods of 2019 compared with 2018. Average daily volume was impacted by lower demand across a number of sectors including government, automotive, high tech, manufacturing and professional services, partially offset by higher demand in healthcare. Business-to-consumer shipments remained relatively flat for the quarter and year-to-date.
Domestic volume decreased in the second quarter and year-to-date periods of 2019 compared with 2018 driven by overall economic declines, particularly in the Americas and the European Union.
Export volume in the second quarter and year-to-date periods of 2019 decreased when compared to 2018, with European export volume decreasing across all major trade lanes, in part due to the uncertainty around Brexit. However, volume grew within the European continent and within the United Kingdom. U.S. export volume decreased across most regions, with the exception of the U.S. to ISMEA trade lane. Asian export volume grew in all major trade lanes with the exception of the United States. Export volume for the quarter and year-to-date periods was strongest in our non-premium expedited and standard products such as Worldwide Expedited and Domestic Standard, offset by declines in our premium Worldwide Express service.
Rates and Product Mix
On December 26, 2018 we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Total average revenue per piece decreased 0.5% in the second quarter of 2019 (0.8% year-to-date) compared to 2018. Total average revenue per piece was impacted by a 240 basis point decrease for the quarter (290 basis point decrease year-to-date) from currency, partially offset by an increase in fuel surcharge indices. Excluding the negative impact of currency, revenue per piece increased 1.9% (2.1% year-to-date).
Domestic revenue per piece increased 0.3% in the second quarter of 2019 due to an increase in fuel surcharge indices partially offset by a 530 basis point decrease due to currency. Domestic revenue per piece decreased 1.5% year-to-date compared with 2018, which includes a 620 basis point decrease due to currency. Excluding the negative impact of currency, revenue per piece increased 5.6% (4.7% year-to-date).
Export revenue per piece decreased 0.3% in the second quarter and year-to-date periods of 2019 compared with 2018. Export revenue per piece was impacted by a 170 basis point decrease for the quarter (210 basis point decrease year-to-date) from currency and a shift towards our non-premium products, partially offset by an increase in fuel surcharge indices. Excluding the negative impact of currency, revenue per piece increased 1.4% (1.8% year-to-date).
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the region or country where the shipment originates.
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impacts our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain and the level of pricing discounts offered. Total international fuel surcharge revenue decreased $5 million for the second quarter of 2019 ($9 million year-to-date) compared with 2018, due to decreased volume, partially offset by increases in fuel surcharge indices.
Operating Expenses
Operating expenses decreased by $142 million in the second quarter of 2019 ($150 million year-to-date) compared to 2018, including $2 million in transformation strategy costs ($86 million year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted operating expenses for the segment decreased $108 million in the second quarter of 2019 ($200 million year-to-date). These decreases are primarily due to effective cost management of lower volumes within our air, ground and local pickup and delivery networks, combined with lower fuel prices and currency exchange rate movements.

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
The costs of operating our integrated international air and ground network decreased $30 million for the second quarter of 2019 ($36 million year-to-date) compared with 2018. The decrease in network costs was primarily driven by a 1.4% decrease in aircraft block hours and lower package volumes in the second quarter of 2019 (2.1% decrease year-to-date), together with lower fuel prices. Additionally, pickup and delivery costs decreased $42 million in the second quarter of 2019 ($90 million year-to-date) compared with 2018.
The remaining change in operating expenses in the second quarter of 2019 compared with 2018 was largely due to a decrease in the costs of package sorting offset by a $4 million increase ($6 million decrease year-to-date) in indirect operating costs.
Operating Profit and Margin
Operating profit increased $45 million in the second quarter of 2019 compared with 2018 ($21 million decrease year-to-date), with operating margin increasing 170 basis points to 18.9% (increase of 10 basis points to 17.1% year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted operating profit increased $11 million for the second quarter of 2019 compared with 2018 ($29 million year-to-date), with adjusted operating margin increasing 80 basis points to 19.0% (80 basis points to 18.3% year-to-date). The increase in operating profit was primarily driven by flexing the air and ground networks to manage costs effectively and positive impacts of currency fluctuations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2019	2018	%	2019	2018	%
Freight LTL Statistics:
Revenue (in millions)	$706	$726	(2.8)%	$1,341	$1,387	(3.3)%
Revenue Per Hundredweight	$26.34	$25.36	3.9%	$26.23	$25.08	4.6%
Shipments (in thousands)	2,440	2,639	(7.5)%	4,623	5,107	(9.5)%
Shipments Per Day (in thousands)	38.1	41.2	(7.5)%	36.4	39.9	(8.8)%
Gross Weight Hauled (in millions of lbs)	2,680	2,861	(6.3)%	5,113	5,531	(7.6)%
Weight Per Shipment (in lbs)	1,098	1,084	1.3%	1,106	1,083	2.1%
Operating Days in Period	64	64		127	128
Revenue (in millions):
Forwarding	$1,496	$1,659	(9.8)%	$2,912	$3,264	(10.8)%
Logistics	833	784	6.3%	1,665	1,566	6.3%
Freight	861	853	0.9%	1,634	1,630	0.2%
Other	203	204	(0.5)%	403	393	2.5%
Total Revenue	$3,393	$3,500	(3.1)%	$6,614	$6,853	(3.5)%
Operating Expenses (in millions):
Operating Expenses	$3,121	$3,284	(5.0)%	$6,142	$6,467	(5.0)%
Transformation Strategy Costs	(1)	(31)		(12)	(31)
Adjusted Operating Expenses:	$3,120	$3,253	(4.1)%	$6,130	$6,436	(4.8)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$272	$216	25.9%	$472	$386	22.3%
Adjusted Operating Profit	$273	$247	10.5%	$484	$417	16.1%
Operating Margin	8.0%	6.2%		7.1%	5.6%
Adjusted Operating Margin	8.0%	7.1%		7.3%	6.1%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(31)			$(50)
Operating Expenses			30			48
Operating Profit			$(1)			$(2)
* Amount represents the change in currency translation compared to the prior year.
Revenue
Total revenue for the Supply Chain & Freight segment decreased $107 million in the second quarter of 2019 ($239 million year-to-date) compared with 2018.
Forwarding revenue decreased $163 million in the second quarter of 2019 compared with 2018 ($352 million year-to-date), primarily due to an overall decline in market demand that was impacted by global trade uncertainties. This led to lower tonnage in our international air freight forwarding business as well as a decrease in truckload brokerage volume. In addition, capacity surplus in the truckload brokerage market depressed rates, contributing to the year over year decrease in revenue.
Logistics revenue increased $49 million in the second quarter of 2019 ($99 million year-to-date) compared with 2018, as we experienced growth in our mail services, healthcare, and retail sectors.
UPS Freight revenue increased $8 million in the second quarter of 2019 compared with 2018 ($4 million year-to-date), driven by higher volume in our ground freight pricing product. A 3.9% (4.6% year-to-date) increase in LTL revenue per hundredweight due to growth in the middle-market segment, as well as base rate increases averaging 5.9% (effective February 18, 2019), partially offset a 7.5% decrease in shipments per day during the quarter (8.8% year-to-date) and a 6.3% decline in tonnage (7.6% year-to-date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Total operating expenses for the Supply Chain & Freight segment decreased $163 million in the second quarter of 2019 ($325 million year-to-date) compared with 2018. Transformation strategy costs were $1 million in the second quarter of 2019 ($12 million year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted operating expenses decreased $133 million in the second quarter of 2019 ($306 million year-to-date).
Forwarding operating expenses decreased $173 million in the second quarter of 2019 ($377 million year-to-date) compared with 2018. Transformation strategy costs were $1 million in the second quarter of 2019 ($6 million year-to-date). Excluding the year over year impact of transformation strategy costs, Forwarding adjusted operating expenses decreased $169 million ($378 million year-to-date), largely due to reductions in purchased transportation. Purchased transportation expense decreased $199 million in the second quarter of 2019 ($385 million year-to-date) compared with 2018, primarily due to lower tonnage and rates in our international air freight forwarding business and a decrease in truckload brokerage volume. This was offset by increases in repairs and maintenance and other expenses.
Logistics operating expenses increased $33 million in the second quarter of 2019 ($91 million year-to-date) compared with 2018. There were no transformation strategy costs in the second quarter of 2019 ($6 million year-to-date). Excluding the year over year impact of transformation strategy costs, Logistics adjusted operating expenses increased $49 million ($101 million year-to-date), primarily driven by increased purchased transportation and business investments in healthcare quality and technology. Increased rates for mail services contributed to the increase in purchased transportation expenses.
UPS Freight operating expenses decreased $16 million in the second quarter of 2019 compared with 2018 ($36 million year-to-date). There were no transformation strategy costs in the second quarter or year-to-date of 2019. Excluding the year over year impact of transformation strategy costs, UPS Freight adjusted operating expenses decreased $10 million ($30 million year-to-date). Operating expenses decreased largely due to decreases in costs associated with operating our linehaul network ($11 million over the prior year and $28 million year-to-date) and decreases in pickup and delivery costs ($16 million over the prior year and $28 million year-to-date). The decreases in linehaul network and pickup and delivery costs were driven by a reduction in expense from outside transportation carriers as a result of a decline in tonnage and lower fuel surcharges passed to us from outside carriers. These decreases were partially offset by increases in transportation expense in our ground freight pricing product due to higher volume.
Operating Profit and Margin
Total operating profit for the Supply Chain & Freight segment increased $56 million in the second quarter of 2019 ($86 million year-to-date) compared with 2018. Transformation strategy costs were $1 million in the second quarter of 2019 ($12 million year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted operating profit for the second quarter increased $26 million ($67 million year-to-date).
Operating profit for the Forwarding unit increased $10 million in 2019 ($25 million year-to-date) compared with 2018. Excluding the year over year impact of transformation strategy costs, adjusted operating profit increased $6 million ($26 million year-to-date). Despite decreases in volume and tonnage, operating profit improved as a result of both yield and cost management initiatives.
Operating profit for the Logistics unit increased $16 million for the second quarter of 2019 ($8 million year-to-date) compared with 2018. Excluding the year over year impact of transformation strategy costs, adjusted operating profit remained constant in the second quarter of 2019 compared with 2018, and decreased $2 million year-to-date.
UPS Freight operating profit increased $24 million in 2019 compared with 2018 ($40 million year-to-date) as increased yields and revenue management initiatives more than offset the decline in volume. Excluding the year over year impact of transformation strategy costs, adjusted operating profit increased $18 million ($34 million year-to-date).
The combined operating profit for all of our other businesses in this segment increased $6 million in the second quarter of 2019 ($13 million year-to-date) compared with 2018. Excluding the year over year impact of transformation strategy costs, adjusted operating profit increased $2 million ($9 million year-to-date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2019	2018	%	2019	2018	%
Operating Expenses (in millions):
Compensation and Benefits	$9,299	$9,024	3.0%	$18,616	$18,069	3.0%
Transformation Strategy Costs	(2)	(192)		(108)	(192)
Adjusted Compensation and Benefits	9,297	8,832	5.3%	18,508	17,877	3.5%

Repairs and Maintenance	473	423	11.8%	907	857	5.8%
Depreciation and Amortization	575	542	6.1%	1,143	1,138	0.4%
Purchased Transportation	3,000	3,209	(6.5)%	5,966	6,354	(6.1)%
Fuel	857	852	0.6%	1,627	1,602	1.6%
Other Occupancy	322	321	0.3%	693	682	1.6%
Other Expenses	1,379	1,312	5.1%	2,719	2,574	5.6%
Total Other Expenses	6,606	6,659	(0.8)%	13,055	13,207	(1.2)%
Other Transformation Strategy Costs	(19)	(71)		(36)	(71)
Adjusted Total Other Expenses	6,587	6,588	—%	13,019	13,136	(0.9)%

Total Operating Expenses	$15,905	$15,683	1.4%	$31,671	$31,276	1.3%
Adjusted Total Operating Expenses	$15,884	$15,420	3.0%	$31,527	$31,013	1.7%

Currency (Benefit) / Cost - (in millions)*			$(121)			$(260)
* Amount represents the change in currency translation compared to the prior year.
Compensation and Benefits
Total compensation and benefits increased $275 million for the second quarter of 2019 ($547 million year-to-date) compared with 2018. Transformation strategy costs were $2 million for the second quarter of 2019 ($108 million year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted compensation and benefits costs increased $465 million for the second quarter of 2019 ($631 million year-to-date).
Total compensation costs increased $243 million or 4.6% for the second quarter of 2019 ($354 million or 3.3% year-to-date) compared with 2018. Transformation strategy costs were $2 million for the second quarter and year-to-date periods of 2019. Excluding the year over year impact of transformation strategy costs, adjusted compensation increased $241 million ($352 million year-to-date) largely due to higher U.S. Domestic hourly and management compensation costs. U.S. Domestic compensation costs for hourly employees increased as a result of contractual union wage increases and an increase in headcount. Headcount increased for the second quarter of 2019 compared with 2018, primarily due to an average daily volume increase for U.S. Domestic of 7.1% (4.6% year-to-date), that resulted in an increase in average daily union hours of 4.2% (3.1% year-to-date). Compensation costs for management employees increased primarily due to salary increases and growth in the overall size of the workforce.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Benefits expense increased $32 million for the second quarter of 2019 ($193 million year-to-date) compared with 2018. There were no transformation strategy costs for the second quarter of 2019 ($106 million year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted benefits costs increased $224 million for the second quarter of 2019 ($279 million year-to-date) due to the following:

•
Health and welfare costs increased $137 million for the second quarter ($204 million year-to-date), largely due to increased contributions to multiemployer plans due to contractual rate increases and an overall increase in the size of the workforce.

•
Pension and retirement benefits decreased $3 million for the second quarter and year-to-date periods of 2019, primarily due to higher pension discount rates, driving a decrease in service costs, and lower Pension Benefit Guaranty Corporation premiums due to planned voluntary pension contributions to our company-sponsored plans. These decreases were largely offset by contractually-mandated contribution increases to multiemployer plans.

•
Vacation, holiday, bonus, excused absence, payroll tax and other expenses increased $70 million for the second quarter ($77 million year-to-date), primarily driven by salary increases and growth in the overall size of the workforce.

•
Workers' compensation expense increased $20 million for the second quarter ($1 million year-to-date). Insurance reserves are established based on actuarial estimates of the loss that we will ultimately incur on reported workers' compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives.

Repairs and Maintenance
The $50 million increase in repairs and maintenance expense for the the second quarter and year-to-date periods of 2019 compared with 2018 was due to routine repairs to buildings and facilities and maintenance of our transportation equipment and aircraft.
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
Total depreciation and amortization expense increased $33 million in the second quarter of 2019 compared with 2018. The principal components of this change included:

•
An increase in expense of $95 million in the second quarter of 2019 arising from capital investments in several large facilities and other new projects coming into service. This had the effect of decreasing net income by $73 million or $0.08 per share on a basic and diluted basis in the second quarter of 2019 compared with 2018; and

•
A decrease in expense of $54 million in the second quarter of 2019 resulting from revisions to our estimates of useful lives, in the latter half of 2018, for building improvements, vehicles and plant equipment as part of our ongoing investment in transformation. This had the effect of increasing net income by $41 million or $0.05 per share on a basic and diluted basis in the second quarter of 2019 compared with 2018.

Combining the impact of the revisions to the estimated useful lives with the impact of the increased capital investments noted above resulted in a net increase of $41 million in depreciation expense and a decrease in net income of $32 million or $0.03 per share on both a basic and diluted basis in the second quarter of 2019 compared with 2018.
Total depreciation and amortization expense increased $5 million for the year-to-date period of 2019 compared with 2018. The principal components of this change included:

•
An increase in expense of $185 million in 2019 arising from capital investments in several large facilities and other new projects coming into service. This had the effect of decreasing net income by $142 million or $0.16 per share on a basic and diluted basis in 2019 compared with 2018; and

•
A decrease in expense of $181 million in 2019 resulting from revisions to our estimates of useful lives, in the latter half of 2018, for building improvements, vehicles and plant equipment as part of our ongoing investment in transformation. This had the effect of increasing net income by $139 million or $0.16 per share on a basic and diluted basis in 2019 compared with 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Combining the impact of the revisions to the estimated useful lives with the impact of the increased capital investments noted above resulted in a net increase of $4 million in depreciation expense and a decrease in net income of $3 million or $0.00 per share on a basic and diluted basis in 2019 compared with 2018.
We expect full-year depreciation and amortization expense to increase in 2019 compared with 2018. The changes to estimated useful lives described above will be more than offset by additional depreciation expense related to facility automation and capacity expansion projects, which are part of our multi-year transformation strategy.
Purchased Transportation
The $209 million decrease in purchased transportation expense charged to us by third-party air, rail, ocean and truck carriers for the second quarter of 2019 ($388 million year-to-date) compared with 2018 was primarily driven by the following factors:

•
Forwarding and Logistics expense decreased $142 million in the second quarter of 2019 ($306 million year-to-date) compared with 2018, due to decreases in both rates and loads per day in truckload brokerage. Our international air freight forwarding business also experienced decreases in rates and tonnage.

•
International Package expense decreased $34 million in the second quarter of 2019 ($59 million year-to-date) compared with 2018, primarily due to a favorable impact from currency exchange rate movements.

•
U.S. Domestic Package expense decreased $37 million in the second quarter of 2019 ($41 million year-to-date) compared with 2018, primarily due to lower overall usage of third-party transportation carriers.

•
UPS Freight expense increased $9 million in the second quarter of 2019 ($10 million year-to-date) compared with 2018, primarily due to increases in our ground freight pricing product. These increases were partially offset by lower LTL shipments and lower fuel surcharges passed on to us by outside carriers.

•	Other purchased transportation expense decreased $5 million in the second quarter of 2019 compared with 2018 (increased $8 million year-to-date), due to changes in leased and chartered aircraft.
Fuel
The $5 million increase in fuel expense for the second quarter of 2019 ($25 million year-to-date) compared with 2018 was primarily due to increases in aircraft block hours driven by increased U.S. Domestic package volume. These increases were offset by lower jet fuel, diesel and gasoline prices in the second quarter and year-to-date periods of 2019. Additionally the year-to-date increase was impacted by the receipt of alternative fuel tax credits in the first quarter of 2018.
Other Occupancy
Other occupancy expense increased $1 million in the second quarter of 2019 ($11 million year-to-date) compared to 2018. Excluding the year over year impact of transformation strategy costs of $4 million for the second quarter and year-to-date periods of 2019, adjusted other occupancy expense decreased $3 million in the second quarter of 2019 (increased $7 million year-to-date) compared to 2018.
Other Expenses
Other expenses increased $67 million in the second quarter of 2019 ($145 million year-to-date) compared with 2018. The increase is primarily attributable to increases in bad debt expense, lease expense for vehicles, auto liability insurance, security protection, non-income based state and local taxes and expense for technology equipment. These increases were partially offset by lower professional services fees and employee reimbursements. Excluding the year over year impact of transformation strategy costs of $15 million in the second quarter of 2019 ($32 million year-to-date), adjusted other expenses increased $111 million in the second quarter of 2019 ($172 million year-to-date) compared with 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)

The following table sets forth investment income and other and interest expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2019	2018	%	2019	2018	%
(in millions)
Investment Income and Other	$220	$302	(27.2)%	$435	$596	(27.0)%
Interest Expense	(159)	(149)	6.7%	(328)	(302)	8.6%
Total Other Income and (Expense)	$61	$153	(60.1)%	$107	$294	(63.6)%
Investment Income and Other
The decrease in investment income and other for the second quarter and year-to-date periods of 2019 as compared to 2018 is primarily due to a decrease in pension income, which is comprised of expected returns on pension assets net of interest cost on projected benefit obligations. Expected returns on plan assets decreased as a result of the lower asset base due to negative asset returns in 2018, partially offset by the effects of higher planned discretionary contributions in 2019. Pension interest cost increased with higher year-end discount rates, ongoing plan growth and an increase in the projected benefit obligation as a result of the year-end measurement of our plans. Investment income increased due to higher yields on invested assets partially offset by foreign currency exchange rate movements.
Interest Expense
The growth in interest expense in the second quarter and year-to-date periods of 2019 as compared to 2018 is primarily due to the issuance of new senior notes, higher effective interest rates and average outstanding debt balances.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense

The following table sets forth income tax expense and our effective tax rate for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2019	2018	%	2019	2018	%
(in millions)
Income Tax Expense	$519	$441	17.7%	$848	$757	12.0%
Income Tax Impact of:
Transformation Strategy Costs	4	63		34	63
Adjusted Income Tax Expense	$523	$504	3.8%	$882	$820	7.6%
Effective Tax Rate	23.5%	22.9%		23.3%	21.1%
Adjusted Effective Tax Rate	23.5%	23.0%		23.3%	21.3%
Our effective tax rate increased to 23.5% in the second quarter of 2019 from 22.9% in the same period of 2018 (23.3% year-to-date in 2019 compared to 21.1% in the same period of 2018). The recognition in income tax of excess tax benefits related to share-based compensation reduced our effective rate by 0.2% year-to-date in 2019 compared to 1.3% in the same period of 2018 (there was not a significant impact in the second quarter of 2019 or 2018). Other favorable items that impacted our effective tax rate in 2018, but did not recur in 2019, included favorable resolutions of uncertain tax positions and favorable tax provisions enacted in the Bipartisan Budget Act of 2018.
As of June 30, 2019 and December 31, 2018, we maintained a valuation allowance against certain deferred tax assets primarily related to foreign net operating loss carryforwards. We intend to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowances. Given our current and anticipated future foreign earnings, we believe there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of a portion of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. The exact timing and amount of any valuation allowance release are subject to change depending on the level of profitability that we are able to achieve.
As discussed in note 17 to the unaudited consolidated financial statements, we recognized pre-tax transformation strategy costs of $21 million in the second quarter of 2019 ($144 million year-to-date). As a result, we recorded an additional income tax benefit in the second quarter of $4 million ($34 million year-to-date). This year-to-date benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate primarily due to the effect of U.S. state and local taxes and foreign taxes.
As discussed in note 17 to the unaudited consolidated financial statements, we recognized pre-tax transformation strategy costs of $263 million in the second quarter of 2018. As a result, we recorded an income tax benefit of $63 million. This benefit was generated at a higher average tax rate than the U.S. federal statutory rate primarily due to the effect of U.S. state and local taxes.
Liquidity and Capital Resources
As of June 30, 2019, we had $4.797 billion in cash, cash equivalents and marketable securities. We believe that our current cash position, access to capital markets and cash flows generated from operations should be adequate not only for operating requirements but also to enable us to complete our capital expenditure programs, transformation strategy and to fund dividend payments, share repurchases and long-term debt payments through the next several years. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund ongoing cash needs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Six Months Ended June 30,
	2019	2018
Net income	$2,796	$2,830
Non-cash operating activities (a)	2,317	2,080
Pension and postretirement benefit plan contributions (company-sponsored plans)	(1,108)	(92)
Hedge margin receivables and payables	123	217
Income tax receivables and payables	373	1,194
Changes in working capital and other non-current assets and liabilities	(262)	957
Other operating activities	(32)	14
Net cash from operating activities	$4,207	$7,200
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, amortization on operating lease assets, pension and postretirement benefit expense, stock compensation expense and other non-cash items.

Net cash from operating activities decreased $2.993 billion through the second quarter of 2019 compared to 2018, largely due to decreased net cash receipts from income taxes, changes in working capital, and higher pension and postretirement benefit plan contributions.
We made contributions to our company-sponsored pension and U.S. postretirement medical benefit plans totaling $1.108 billion during the first six months of 2019 compared to $92 million in 2018. The net hedge margin collateral received from our derivative counterparties decreased by $94 million in the first six months of 2019 relative to 2018, due to the change in net fair value of derivative contracts used in our currency and interest rate hedging programs. Cash received in respect of income taxes decreased in the first six months of 2019 compared to 2018, primarily due to the timing and amount of pension contributions. In December 2017, we made a $5.0 billion pension contribution which resulted in a tax refund in the first quarter of 2018 which did not repeat in 2019. In addition to the transactions described above, operating cash flow was impacted by changes in our working capital management whereby payments from the fourth quarter of 2018 shifted somewhat into the first quarter of 2019.
As of June 30, 2019, the total of our worldwide holdings of cash, cash equivalents and marketable securities was $4.797 billion, of which $2.009 billion was held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Six Months Ended June 30,
	2019	2018
Net cash used in investing activities	$(2,847)	$(2,820)

Capital Expenditures:
Buildings, facilities and plant equipment	$(1,224)	$(1,461)
Aircraft and parts	(791)	(741)
Vehicles	(434)	(275)
Information technology	(412)	(372)
	$(2,861)	$(2,849)

Capital Expenditures as a % of Revenue	8.1%	8.2%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$6	$35
Net (increase) decrease in finance receivables	$8	$(4)
Net (purchases), sales and maturities of marketable securities	$97	$7
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(1)	$(2)
Other investing activities	$(96)	$(7)
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
Capital expenditures on buildings, facilities and plant equipment decreased in the first six months of 2019 compared to 2018 in our U.S. and International Package businesses, largely due to several facility automation and capacity expansion projects completed in 2018. Compared to 2018, capital spending on aircraft increased due to contract deposits on open aircraft orders as well as final payments associated with the delivery of aircraft. Capital spending on vehicles increased in the first six months of 2019, relative to 2018, largely due to the timing of vehicle replacements and expansion of the overall vehicle fleet to support volume growth.
The proceeds from the disposal of property, plant and equipment decreased in 2019 compared to 2018, largely due to the disposal of owned equipment under operating leases in the first quarter of 2018. The net change in finance receivables was primarily due to growth in our finance portfolios. Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will fluctuate from period to period.
Cash paid for business acquisitions in 2019 was related to our acquisition of area franchise rights for The UPS Store. Other investing activities are impacted by changes in our non-current investments, capital contributions into certain investment partnerships and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities are as follows (amounts in millions, except per share data):

	Six Months Ended June 30,
	2019	2018
Net cash used in financing activities	$(1,534)	$(3,607)
Share Repurchases:
Cash expended for shares repurchased	$(503)	$(521)
Number of shares repurchased	(4.8)	(4.4)
Shares outstanding at period end	859	860
Percent increase (decrease) in shares outstanding	0.1%	0.1%
Dividends:
Dividends declared per share	$1.92	$1.82
Cash expended for dividend payments	$(1,599)	$(1,507)
Borrowings:
Net borrowings (repayments) of debt principal	$614	$(1,433)
Other Financing Activities:
Cash received for common stock issuances	$129	$125
Other financing activities	$(175)	$(271)
Capitalization:
Total debt outstanding at period end	$23,379	$22,711
Total shareowners’ equity at period end	4,423	2,356
Total capitalization	$27,802	$25,067
Debt to Total Capitalization %	84.1%	90.6%

We repurchased a total of 4.8 million shares of class A and class B common stock for $502 million in the first six months of 2019, and 4.4 million shares for $511 million in the first six months of 2018 ($503 million and $521 million in repurchases for 2019 and 2018, respectively, are reported on the statements of consolidated cash flows due to the timing of settlements).
In May 2016, the Board approved a share repurchase authorization of $8.0 billion for shares of class A and class B common stock. As of June 30, 2019, we had $2.837 billion of this share repurchase authorization available.
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
The declaration of dividends is subject to the discretion of the Board and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend payment to $0.96 per share in 2019, compared with the previous $0.91 quarterly dividend rate in 2018. We expect to continue paying regular cash dividends.
Issuances of debt in the first six months of 2019 and 2018 consisted primarily of commercial paper and the 2019 issuance of two tranches of $750 million fixed-rate senior notes. Repayment of debt in 2019 and 2018 consisted primarily of our $1 billion 5.125% fixed-rate senior notes that matured in April 2019 and our $750 million 5.50% fixed-rate senior notes that matured in January 2018. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Functional currency outstanding balance at quarter-end	Outstanding balance at quarter-end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2019
USD	$1,917	$1,917	$1,659	$1,659	2.42%
EUR	€838	$954	€768	$867	(0.37)%
Total		$2,871
The cash outflows in other financing activities were impacted by several factors. Net cash inflows (outflows) from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $1 and ($19) million during the first six months of 2019 and 2018, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards were $173 and $250 million during the first six months of 2019 and 2018, respectively.
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
Legal Proceedings and Contingencies
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
Rate Adjustments

Effective May 20, 2019, the International Air-Export Fuel Surcharge increased by 0.5%. This surcharge continues to be based on the National Average U.S. Gulf Coast Jet Fuel Price and adjusted weekly.

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
The total fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2019	December 31, 2018
Currency Derivatives	$369	$302
Interest Rate Derivatives	32	(8)
	$401	$294
As of June 30, 2019 and December 31, 2018, we had no outstanding commodity hedge positions.
Our market risks, hedging strategies and financial instrument positions at June 30, 2019 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. In 2019, we entered into several foreign exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forward contracts expire. We had foreign exchange options on the British Pound Sterling that expired during the first six months of 2019. The remaining fair value changes between December 31, 2018 and June 30, 2019 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $448 million and were required to post $0 million in cash collateral with our counterparties as of June 30, 2019.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of material legal proceedings affecting us and our subsidiaries, see note 11 to the unaudited consolidated financial statements included in this report.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.
Our industry is rapidly evolving. We face significant competition, which could adversely affect our business, financial position and results of operations.

Our industry is rapidly evolving, including requirements for faster deliveries and increased visibility into shipments. We face significant competition on a local, regional, national and international basis. Our competitors include the postal services of the U.S. and other nations, various motor carriers, express companies, freight forwarders, air couriers and others, including large transportation and e-commerce companies that are making significant investments in their capabilities, and start ups and other companies that combine technologies with crowdsourcing to focus on local market needs. Competition may also come from other sources in the future, as a result of the development of new technologies. Some of our competitors may have cost and organizational structures that differ from ours and may offer services and pricing terms that we may not be willing or able to offer. Additionally, to remain competitive, we may have to raise costs to our customers and our customers may not be willing to accept these higher costs. If we are unable to timely and appropriately respond to competitive pressures, our business, financial position and results of operations could be adversely affected.

The transportation industry continues to consolidate and competition remains strong. As a result of consolidation, existing or future competitors may increase their market share and improve their financial capacity, and may strengthen their competitive positions. Business combinations could also result in competitors providing a wider variety of services and products at competitive prices, which could adversely affect our financial performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of repurchases of our class A and class B common stock during the second quarter of 2019 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 30, 2019	0.7	$112.69	0.7	$3,004
May 1 – May 31, 2019	0.9	100.66	0.9	2,917
June 1 – June 30, 2019	0.8	100.16	0.8	2,837
Total April 1 – June 30, 2019	2.4	$104.23	2.4
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion for shares of class A and class B common stock.
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

Item 6.	Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

10.1	—	Form of Non-Employee Director Restricted Stock Unit Award Agreement.*

31.1	—	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in iXBRL.

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	July 30, 2019	By:	/S/ RICHARD N. PERETZ
Richard N. Peretz
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Accounting Officer)