Form 10-Q
period 2019-09-30
UNITED PARCEL SERVICE INC
filed 2019-10-29
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 157,067,643 Class A shares, and 700,755,043 Class B shares, with a par value of $0.01 per share, outstanding at October 16, 2019.

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: changes in general economic conditions, in the U.S. or internationally; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; changes in the complex and stringent regulation in the U.S. and internationally (including tax laws and regulations); increased physical or data security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; results from the negotiation and ratification of labor contracts; strikes, work stoppages or slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; interruptions in our business from natural or man-made disasters including terrorism; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in substantial impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; potential additional tax liabilities in the U.S. or internationally; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to realize the anticipated benefits from our transformation initiatives; cyclical and seasonal fluctuations in our operating results; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequently filed reports, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2019 (unaudited) and December 31, 2018 (In millions)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$4,040	$4,225
Marketable securities	498	810
Accounts receivable, net	7,951	8,958
Current income taxes receivable	204	940
Other current assets	1,491	1,277
Total Current Assets	14,184	16,210
Property, Plant and Equipment, Net	29,071	26,576
Operating Lease Right-Of-Use Assets	2,504	—
Goodwill	3,783	3,811
Intangible Assets, Net	2,131	2,075
Investments and Restricted Cash	169	170
Deferred Income Tax Assets	194	141
Other Non-Current Assets	1,246	1,033
Total Assets	$53,282	$50,016
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$2,161	$2,805
Current maturities of operating leases	500	—
Accounts payable	4,218	5,188
Accrued wages and withholdings	2,483	3,047
Self-insurance reserves	756	810
Accrued group welfare and retirement plan contributions	705	715
Hedge margin liabilities	713	325
Other current liabilities	1,299	1,197
Total Current Liabilities	12,835	14,087
Long-Term Debt and Finance Leases	21,740	19,931
Non-Current Operating Leases	2,063	—
Pension and Postretirement Benefit Obligations	6,443	8,347
Deferred Income Tax Liabilities	1,886	1,619
Self-Insurance Reserves	1,442	1,571
Other Non-Current Liabilities	1,299	1,424
Shareowners’ Equity:
Class A common stock (157 and 163 shares issued in 2019 and 2018, respectively)	2	2
Class B common stock (701 and 696 shares issued in 2019 and 2018, respectively)	7	7
Additional paid-in capital	129	—
Retained earnings	10,037	8,006
Accumulated other comprehensive loss	(4,617)	(4,994)
Deferred compensation obligations	25	32
Less: Treasury stock (0.4 shares in 2019 and 0.6 shares in 2018)	(25)	(32)
Total Equity for Controlling Interests	5,558	3,021
Noncontrolling interests	16	16
Total Shareowners’ Equity	5,574	3,037
Total Liabilities and Shareowners’ Equity	$53,282	$50,016
See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$18,318	$17,444	$53,526	$52,013
Operating Expenses:
Compensation and benefits	9,590	9,015	28,206	27,084
Repairs and maintenance	485	437	1,392	1,294
Depreciation and amortization	587	524	1,730	1,662
Purchased transportation	2,984	3,216	8,950	9,570
Fuel	824	867	2,451	2,469
Other occupancy	346	321	1,039	1,003
Other expenses	1,374	1,337	4,093	3,911
Total Operating Expenses	16,190	15,717	47,861	46,993
Operating Profit	2,128	1,727	5,665	5,020
Other Income and (Expense):
Investment income and other	237	317	672	913
Interest expense	(159)	(155)	(487)	(457)
Total Other Income and (Expense)	78	162	185	456
Income Before Income Taxes	2,206	1,889	5,850	5,476
Income Tax Expense	456	381	1,304	1,138
Net Income	$1,750	$1,508	$4,546	$4,338
Basic Earnings Per Share	$2.03	$1.74	$5.26	$5.01
Diluted Earnings Per Share	$2.01	$1.73	$5.23	$4.99

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$1,750	$1,508	$4,546	$4,338
Change in foreign currency translation adjustment, net of tax	(48)	(28)	(28)	(112)
Change in unrealized gain (loss) on marketable securities, net of tax	(3)	(1)	6	(4)
Change in unrealized gain (loss) on cash flow hedges, net of tax	206	49	270	315
Change in unrecognized pension and postretirement benefit costs, net of tax	43	38	129	115
Comprehensive Income	$1,948	$1,566	$4,923	$4,652

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$4,546	$4,338
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,730	1,662
Pension and postretirement benefit expense	566	461
Pension and postretirement benefit contributions	(2,321)	(137)
Self-insurance reserves	(181)	(127)
Deferred tax (benefit) expense	43	218
Stock compensation expense	716	507
Other (gains) losses	46	243
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	843	1,096
Other assets	778	1,299
Accounts payable	(914)	(391)
Accrued wages and withholdings	(506)	200
Other liabilities	393	35
Other operating activities	(46)	18
Net cash from operating activities	5,693	9,422
Cash Flows From Investing Activities:
Capital expenditures	(4,336)	(4,490)
Proceeds from disposals of property, plant and equipment	61	45
Purchases of marketable securities	(487)	(634)
Sales and maturities of marketable securities	817	612
Net change in finance receivables	8	(7)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(6)	(2)
Other investing activities	(84)	(23)
Net cash used in investing activities	(4,027)	(4,499)
Cash Flows From Financing Activities:
Net change in short-term debt	(1,100)	(77)
Proceeds from long-term borrowings	4,802	1,052
Repayments of long-term borrowings	(2,411)	(2,122)
Purchases of common stock	(751)	(770)
Issuances of common stock	161	176
Dividends	(2,397)	(2,260)
Other financing activities	(158)	(259)
Net cash used in financing activities	(1,854)	(4,260)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	6	(57)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(182)	606
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	4,367	3,769
End of period	$4,185	$4,375

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2019, our results of operations for the three and nine months ended September 30, 2019 and 2018, and our cash flows for the nine months ended September 30, 2019 and 2018. The results reported in these interim, unaudited, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any other period or the entire year. The interim, unaudited, consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of September 30, 2019 and December 31, 2018. The fair values of our investment securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short and long-term debt in note 9 and our derivative instruments in note 15. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability on their balance sheet for all leases with terms beyond twelve months. The new standard also requires enhanced disclosures that provide more transparency and information to financial statement users about lease portfolios. Effective January 1, 2019, we adopted the requirements of this ASU using the modified retrospective approach. The adoption on January 1, 2019 resulted in the recognition of right-of-use assets for operating leases of approximately $2.65 billion and operating lease liabilities of approximately $2.70 billion. The consolidated financial statements for the three and nine months ended September 30, 2019 are presented under the new standard, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard.

We elected the transition package of practical expedients permitted within the standard. As a result, we did not reassess initial direct costs, lease classification, or whether our contracts contain or are leases. We also made an accounting policy election to not recognize right-of-use assets and liabilities for leases with an original lease term of twelve months or less, unless the leases include options to renew or purchase the underlying asset that are reasonably certain to be exercised. See note 10 for additional disclosures required by this ASU.
In March 2017, the FASB issued an ASU requiring the premium on callable debt securities to be amortized to the earliest call date. We adopted this standard on January 1, 2019. It did not have a material impact on our consolidated financial position, results of operations or cash flows.
In August 2017, the FASB issued an ASU to enhance recognition of the economic results of hedging activities in the financial statements. In addition, the update made certain targeted improvements to simplify the application of hedge accounting guidance and increase transparency regarding the scope and results of hedging activities. We adopted this standard on January 1, 2019. It did not have a material impact on our consolidated financial position, results of operations or cash flows but did require additional disclosures. See note 15 for required disclosures pertaining to this ASU.
For accounting standards adopted in the period ended September 30, 2018, refer to note 1 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
In June 2016, the FASB issued an ASU introducing an expected credit loss methodology for the measurement of financial assets not accounted for at fair value. The methodology replaces the probable, incurred loss model for those assets. The standard will be effective for us in the first quarter of 2020. We are evaluating the impact of its adoption on our consolidated financial statements and internal control over financial reporting environment, but do not expect this ASU to have a material impact on our consolidated financial position, results of operations or cash flows.
In January 2017, the FASB issued an ASU to simplify the accounting for goodwill impairment. The update removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard will be effective for us in the first quarter of 2020. We continue to evaluate this update to determine the impact of its adoption on our consolidated financial statements and internal control over financial reporting environment, but do not expect this ASU to have a material impact on our consolidated financial position, results of operations or cash flows.
Other accounting pronouncements issued, but not effective until after September 30, 2019, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. REVENUE RECOGNITION
Revenue Recognition
Substantially all of our revenues are from contracts associated with the pick-up, transportation and delivery of packages and freight (“transportation services”), whether carried out by or arranged by UPS, either domestically or internationally, which generally occurs over a short period of time. Additionally, we provide value-added logistics services to customers through our global network of company-owned and leased distribution centers and field stocking locations, both domestically and internationally.
Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Next Day Air	$2,146	$1,896	$6,160	$5,510
Deferred	1,248	1,066	3,494	3,215
Ground	8,061	7,475	23,431	22,293
U.S. Domestic Package	11,455	10,437	33,085	31,018

Domestic	689	678	2,069	2,094
Export	2,673	2,654	7,972	8,073
Cargo & Other	132	146	417	446
International Package	3,494	3,478	10,458	10,613

Forwarding	1,472	1,672	4,384	4,936
Logistics	846	790	2,511	2,356
Freight	852	867	2,486	2,497
Other	199	200	602	593
Supply Chain & Freight	3,369	3,529	9,983	10,382

Consolidated revenue	$18,318	$17,444	$53,526	$52,013

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
As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use the cost-to-cost measure of progress for our package delivery contracts because it best depicts the transfer of control to the customer, which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including ancillary or accessorial fees and reductions for estimated customer incentives, are recorded proportionally as costs are incurred. Costs to fulfill include labor and other direct costs and an allocation of indirect costs. For our freight and freight forwarding contracts, an output method of progress based on time-in-transit is utilized as the timing of costs incurred does not best depict the transfer of control to the customer. In our Logistics business, we have a right to consideration from customers in an amount that corresponds directly with the value to the customers of our performance completed to date, and as such we recognize revenue in the amount to which we have a right to invoice the customer.
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
Payment Terms
Under the typical payment terms of our customer contracts, the customer pays at periodic intervals (i.e., every 14 days, 30 days, 45 days, etc.) for shipments included on invoices received. Invoices are generated each week on the week-ending day, which is Saturday for the majority of our U.S. Domestic Package business, but could be another day depending on the business unit or the specific agreement with the customer. It is not customary business practice to extend payment terms past 90 days, and as such, we do not have a practice of including a significant financing component within our contracts with customers.

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
Accounts Receivable, Net
Accounts receivable, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Losses on accounts receivable are recognized when they are incurred, which requires us to make our best estimate of the probable losses inherent in our customer receivables at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk. Our total provision for doubtful accounts charged to expense before recoveries during the quarters ended September 30, 2019 and 2018 was $40 and $35 million, respectively, and $145 and $76 million during the nine months ended September 30, 2019 and 2018, respectively.
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
Contract assets related to in-transit packages were $264 and $234 million at September 30, 2019 and December 31, 2018, respectively, net of deferred revenue related to in-transit packages of $300 and $236 million at September 30, 2019 and December 31, 2018, respectively. Contract assets are included within "Other current assets" in the consolidated balance sheets. Short-term contract liabilities related to advanced payments from customers were $7 and $5 million at September 30, 2019 and December 31, 2018, respectively. Short-term contract liabilities are included within "Other current liabilities" in the consolidated balance sheets. Long-term contract liabilities related to advanced payments from customers were $26 million at each of September 30, 2019 and December 31, 2018. Long-term contract liabilities are included within "Other Non-Current Liabilities" in the consolidated balance sheets.

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
Management Incentive Award Program ("MIP")
We award Restricted Units under the MIP to certain eligible management employees. For Restricted Units granted under the MIP prior to 2019, vesting generally occurs ratably over a five-year period on January 15th of each of the years following the grant date (except in the case of death or disability, in which case immediate vesting occurs). The grant value is expensed on a straight-line basis (less estimated forfeitures) ratably over the requisite service period (except in the case of death, disability or retirement, in which case immediate expensing occurs). These historical awards will continue to vest through 2023.
Beginning with the MIP grant in the first quarter of 2019, Restricted Units vest one year following the grant date (except in the case of death or disability, in which case immediate vesting occurs). The grant value is expensed on a straight-line basis (less estimated forfeitures) ratably over the requisite service period (except in the case of death, disability or retirement, in which case immediate expensing occurs).
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2019, we awarded a one-time grant of Restricted Units that will vest over the same period as the 2019 LTIP award. Based on the date that the Compensation Committee approved this award, we determined the award measurement date to be July 1, 2019; therefore, the target Restricted Units awarded for the portion of the award related to consolidated operating return on invested capital and growth in consolidated revenue were valued for stock compensation expense using the closing New York Stock Exchange price of $102.97 on that date.
The weighted-average assumptions used and the calculated weighted-average fair values of the RTSR portion of the LTIP awards granted in 2019 and 2018 are as follows:

	2019	2018
Risk-free interest rate	2.23%	2.61%
Expected volatility	19.64%	16.51%
Weighted-average fair value of units granted	$123.44	$137.57
Share payout	115.04%	123.47%

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

Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the three months ended September 30, 2019 and 2018 was $203 and $129 million pre-tax, respectively. Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the nine months ended September 30, 2019 and 2018 was $716 and $507 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of September 30, 2019 and December 31, 2018 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2019:
Current trading marketable securities:
Corporate debt securities	$109	$—	$—	$109
Equity securities	2	—	—	2
Total trading marketable securities	111	—	—	111

Current available-for-sale securities:
U.S. government and agency debt securities	161	2	—	163
Mortgage and asset-backed debt securities	54	1	—	55
Corporate debt securities	150	3	—	153
Non-U.S. government debt securities	16	—	—	16
Total available-for-sale marketable securities	381	6	—	387

Total current marketable securities	$492	$6	$—	$498

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2018:
Current trading marketable securities:
Corporate debt securities	$137	$—	$—	$137
Equity securities	2	—	—	2
Total trading marketable securities	139	—	—	139

Current available-for-sale securities:
U.S. government and agency debt securities	297	1	(1)	297
Mortgage and asset-backed debt securities	82	—	(1)	81
Corporate debt securities	275	—	(2)	273
Non-U.S. government debt securities	20	—	—	20
Total available-for-sale marketable securities	674	1	(4)	671

Total current marketable securities	$813	$1	$(4)	$810

Investment Other-Than-Temporary Impairments
We have concluded that no material other-than-temporary impairment losses existed as of September 30, 2019. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the investments’ cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturity Information
The amortized cost and estimated fair value of marketable securities at September 30, 2019, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$121	$121
Due after one year through three years	318	321
Due after three years through five years	7	8
Due after five years	44	46
	490	496
Equity securities	2	2
	$492	$498

Non-Current Investments and Restricted Cash
Non-current investments and restricted cash are primarily associated with our self-insurance programs. We entered into an escrow agreement with an insurance carrier to guarantee our self-insurance obligations. This agreement requires us to provide collateral to the insurance carrier, which is invested in various marketable securities and cash equivalents. Collateral provided is reflected in "Cash, Cash Equivalents and Restricted Cash" in the statements of consolidated cash flows. At September 30, 2019 and December 31, 2018, we had $145 and $142 million, respectively, in self-insurance investments and restricted cash.
We held a $20 and $19 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at September 30, 2019 and December 31, 2018, respectively. The quarterly change in investment fair value is recognized in "Investment income and other" in the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets of $3 and $9 million as of September 30, 2019 and December 31, 2018, respectively.
The amounts described above are classified as “Investments and Restricted Cash” in the consolidated balance sheets.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions):

	September 30, 2019	December 31, 2018	September 30, 2018
Cash and cash equivalents	$4,040	$4,225	$4,097
Restricted cash	145	142	278
Total cash, cash equivalents and restricted cash	$4,185	$4,367	$4,375

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
We maintain holdings in certain investment partnerships that are measured at fair value utilizing Level 3 inputs (classified as “Other non-current investments” in the tables below, and as “Other Non-Current Assets” in the consolidated balance sheets). These partnership holdings do not have quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally using a discounted cash flow model with two significant inputs: (1) the after-tax cash flow projections for each partnership, and (2) a risk-adjusted discount rate consistent with the duration of the expected cash flows for each partnership. The weighted-average discount rates used to value these investments were 7.33% and 8.16% as of September 30, 2019 and December 31, 2018, respectively. These inputs, and the resulting fair values, are updated on a quarterly basis. The level 3 instruments measured on a recurring basis totaled $2 million as of September 30, 2019 and December 31, 2018, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
September 30, 2019:
Marketable Securities:
U.S. government and agency debt securities	$163	$—	$—	$163
Mortgage and asset-backed debt securities	—	55	—	55
Corporate debt securities	—	262	—	262
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	16	—	16
Total marketable securities	163	335	—	498
Other non-current investments	20	—	2	22
Total	$183	$335	$2	$520

December 31, 2018:
Marketable Securities:
U.S. government and agency debt securities	$297	$—	$—	$297
Mortgage and asset-backed debt securities	—	81	—	81
Corporate debt securities	—	410	—	410
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	20	—	20
Total marketable securities	297	513	—	810
Other non-current investments	19	—	2	21
Total	$316	$513	$2	$831

There were no transfers of investments between Level 1 and Level 2 during the nine months ended September 30, 2019 or 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2019 and December 31, 2018 consists of the following (in millions):

	2019	2018
Vehicles	$10,046	$9,820
Aircraft	18,481	17,499
Land	2,068	2,000
Buildings	4,920	4,808
Building and leasehold improvements	4,595	4,323
Plant equipment	12,369	11,833
Technology equipment	2,184	2,093
Construction-in-progress	3,195	2,112
	57,858	54,488
Less: Accumulated depreciation and amortization	(28,787)	(27,912)
	$29,071	$26,576

As part of our ongoing investment in transformation, in 2018 we made prospective revisions to our estimates of useful lives for building improvements, vehicles and plant equipment which in general had the effect of lengthening the useful lives of these categories.
In the third quarter of 2019, depreciation expense increased $94 million, and net income decreased by $75 million, or $0.09 per share on a basic and diluted basis, as a result of investments in property, plant and equipment, net of disposals and assets becoming fully depreciated. Depreciation expense decreased $31 million, and net income increased $26 million, or $0.03 per share on a basic and diluted basis, as a result of lengthening our estimated useful lives for various asset categories in the latter half of 2018. The combined effect of the foregoing was a net increase in depreciation expense of $63 million and a decrease in net income of $49 million, or $0.06 per share on a basic and diluted basis, for the quarter.
For the year-to-date period of 2019, depreciation expense increased $280 million, and net income decreased by $218 million, or $0.25 per share on a basic and diluted basis, as a result of investments in property, plant and equipment, net of disposals and assets becoming fully depreciated. Depreciation expense decreased $212 million, and net income increased $165 million, or $0.19 per share on a basic and diluted basis, as a result of lengthening our estimated useful lives for various asset categories in the latter half of 2018. The combined effect of the foregoing was a net increase in depreciation expense of $68 million and a decrease in net income of $53 million, or $0.06 per share on a basic and diluted basis, for the nine month period.
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor all other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. No impairment charges on property, plant and equipment were recorded during the three and nine months ended September 30, 2019 or 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three and nine months ended September 30, 2019 and 2018 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2019	2018	2019	2018	2019	2018
Three Months Ended September 30:
Service cost	$360	$415	$6	$7	$15	$15
Interest cost	516	450	27	26	12	11
Expected return on assets	(782)	(800)	(2)	(2)	(19)	(19)
Amortization of prior service cost	55	48	2	2	—	—
Net periodic benefit cost	$149	$113	$33	$33	$8	$7

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2019	2018	2019	2018	2019	2018
Nine Months Ended September 30:
Service cost	$1,079	$1,246	$18	$21	$43	$47
Interest cost	1,550	1,349	81	78	35	34
Expected return on assets	(2,347)	(2,401)	(6)	(6)	(57)	(58)
Amortization of prior service cost	164	145	5	6	1	—
Net periodic benefit cost	$446	$339	$98	$99	$22	$23

During the first nine months of 2019, we contributed $2.065 billion and $256 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We currently expect to contribute approximately $22 million over the remainder of the year to our pension benefit plans. Subject to market conditions, we continually evaluate opportunities for additional discretionary pension contributions.
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
As of September 30, 2019 and December 31, 2018 we had $847 and $852 million, respectively, recorded in "Other Non-Current Liabilities" as well as $7 million as of September 30, 2019 and December 31, 2018, recorded in "Other current liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 43 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of September 30, 2019 and December 31, 2018 was $941 and $832 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In December 2014, Congress passed the Multiemployer Pension Reform Act (“MPRA”). This change in law for the first time permitted multiemployer pension plans to reduce benefit payments to retirees, subject to specific guidelines in the statute and government approval. In September 2015, the CSPF submitted a proposed pension benefit reduction plan to the U.S. Department of the Treasury (“Treasury”). In May 2016, Treasury rejected the proposed plan submitted by the CSPF. In the first quarter of 2018, Congress established a Joint Select Committee to develop a recommendation to improve the solvency of multiemployer plans and the Pension Benefit Guaranty Corporation (“PBGC”) before a November 30, 2018 deadline. While the Committee’s efforts failed to meet its deadline, the Committee made significant progress towards finding solutions that will address the long term solvency of multiemployer pension plans. In the third quarter of 2019, the U.S. House of Representatives passed the Rehabilitation for Multiemployer Pensions Act of 2019 to provide assistance to critical and declining multiemployer pension plans. This bill is now with the U.S. Senate for consideration. UPS will continue to work with all stakeholders, including legislators and regulators, to implement an acceptable solution.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Collective Bargaining Agreements
We have approximately 283,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. The current National Master Agreement ("NMA") was ratified on April 28, 2019, and runs through July 31, 2023. Most of the economic provisions of the NMA are retroactive to August 1, 2018, which is the effective date of the NMA. The UPS Freight business unit national master agreement was ratified on November 11, 2018.
We have approximately 2,800 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"), which becomes amendable on September 1, 2021.
We have approximately 1,400 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2023. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). On May 2, 2019, the IAM ratified a new collective bargaining agreement which runs through July 31, 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of September 30, 2019 and December 31, 2018 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2018:	$715	$417	$2,679	$3,811
Acquired	—	2	3	5
Currency / Other	—	(7)	(26)	(33)
September 30, 2019:	$715	$412	$2,656	$3,783

The change in goodwill for both the International Package and Supply Chain & Freight segments was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.

Goodwill Impairment
We completed our annual goodwill impairment assessment for all reporting units and indefinite-lived intangible assets as of July 1, 2019, and determined that goodwill is not impaired. There were no triggering events identified during the third quarter of 2019. We will continue to monitor each reporting unit for triggering events that might require an update to our annual impairment evaluation between the annual assessment date and December 31, 2019.
The following is a summary of intangible assets as of September 30, 2019 and December 31, 2018 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2019:
Capitalized software	$4,004	$(2,641)	$1,363
Licenses	117	(57)	60
Franchise rights	146	(109)	37
Customer relationships	720	(261)	459
Trade name	200	—	200
Trademarks, patents and other	42	(30)	12
Total Intangible Assets, Net	$5,229	$(3,098)	$2,131
December 31, 2018:
Capitalized software	$3,693	$(2,478)	$1,215
Licenses	117	(36)	81
Franchise rights	145	(105)	40
Customer relationships	736	(217)	519
Trade name	200	—	200
Trademarks, patents and other	52	(31)	20
Total Intangible Assets, Net	$4,943	$(2,867)	$2,075

As of September 30, 2019, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $4 million, which are deemed to be indefinite-lived intangible assets and are included in the table above. Impairment tests for the finite-lived intangible assets are only performed when a triggering event occurs that may indicate that the carrying value of the intangible may not be recoverable. There was no impairment of finite-lived assets in 2019 and a $12 million impairment in 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of September 30, 2019 and December 31, 2018 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2019	2018
Commercial paper	$2,054	2019-2020	$2,054	$2,662

Fixed-rate senior notes:
5.125% senior notes	1,000	2019	—	998
3.125% senior notes	1,500	2021	1,528	1,492
2.050% senior notes	700	2021	698	698
2.450% senior notes	1,000	2022	1,007	1,023
2.350% senior notes	600	2022	598	597
2.500% senior notes	1,000	2023	995	994
2.800% senior notes	500	2024	497	496
2.200% senior notes	400	2024	398	—
2.400% senior notes	500	2026	498	498
3.050% senior notes	1,000	2027	992	991
3.400% senior notes	750	2029	745	—
2.500% senior notes	400	2029	396	—
6.200% senior notes	1,500	2038	1,483	1,482
4.875% senior notes	500	2040	490	490
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	491	491
3.750% senior notes	1,150	2047	1,136	1,136
4.250% senior notes	750	2049	742	—
3.400% senior notes	700	2049	687	—
Floating-rate senior notes:
Floating-rate senior notes	350	2021	349	349
Floating-rate senior notes	400	2022	399	399
Floating-rate senior notes	500	2023	499	499
Floating-rate senior notes	1,041	2049-2067	1,028	1,029
8.375% Debentures:
8.375% debentures	424	2020	429	419
8.375% debentures	276	2030	281	274
Pound Sterling notes:
5.500% notes	82	2031	81	84
5.125% notes	559	2050	530	546
Euro senior notes:
0.375% notes	763	2023	759	797
1.625% notes	763	2025	759	798
1.000% notes	545	2028	542	570
1.500% notes	545	2032	541	569
Floating-rate senior notes	545	2020	544	572
Canadian senior notes:
2.125% notes	566	2024	564	548
Finance lease obligations	466	2019-3005	466	534
Facility notes and bonds	320	2029-2045	319	320
Other debt	8	2019-2022	8	13
Total debt	$25,032		23,901	22,736
Less: Current maturities			(2,161)	(2,805)
Long-term debt			$21,740	$19,931

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as of September 30, 2019: $1.020 billion with an average interest rate of 2.24% and €949 million ($1.034 billion) with an average interest rate of -0.37%. As of September 30, 2019, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheets.
Debt Classification
We have classified both our 8.375% debentures due April 2020 with a principal balance of $424 million, and our €500 million ($545 million) floating-rate senior notes due July 2020, as long-term debt based on our intent and ability to refinance the debt as of September 30, 2019. We have classified certain floating-rate senior notes that are putable by the note holders as long-term debt due to our intent and ability to refinance the debt if the put option is exercised by the note holders.

Debt Issuance
On March 13, 2019 we issued two series of notes, both in the principal amounts of $750 million. These fixed-rate notes bear interest at the rates of 3.40% and 4.25% and will mature on March 15, 2029 and March 15, 2049, respectively. Interest on the fixed-rate senior notes is payable semi-annually, beginning September 2019. The 3.40% fixed-rate senior notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of remaining scheduled payments of principal and interest due from the redemption date until three months prior to maturity, discounted to the redemption date on a semi-annual basis at the discount rate of the Treasury Rate plus 15 basis points, plus accrued and unpaid interest. The 4.25% fixed-rate senior notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of remaining scheduled payments of principal and interest due from the redemption date until six months prior to maturity discounted to the redemption date on a semi-annual basis at the discount rate of the Treasury Rate plus 20 basis points, plus accrued and unpaid interest.
On August 13, 2019 we issued three series of notes, two with principal amounts of $400 million and one in the principal amount of $700 million. These notes bear interest at the rates of 2.20%, 2.50% and 3.40%, respectively, and will mature on September 1, 2024, September 1, 2029 and September 1, 2049, respectively. Interest on the notes is payable semi-annually, beginning March 2020. The 2.20% senior notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of scheduled payments of principal and interest due from the redemption date until one month prior to maturity, discounted to the redemption date on a semi-annual basis at the discount rate of the Treasury Rate plus 10 basis points, plus accrued and unpaid interest. The 2.50% senior notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of scheduled payments of principal and interest due from the redemption date until three months prior to maturity discounted to the redemption date on a semi-annual basis at the discount rate of the Treasury Rate plus 15 basis points, plus accrued and unpaid interest. The 3.40% senior notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of scheduled payments of principal and interest due from the redemption date until six months prior to maturity, discounted to the redemption date on a semi-annual basis at the discount rate of the Treasury Rate plus 20 basis points, plus accrued and unpaid interest.
Sources of Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provides a revolving credit facility of $1.5 billion and expires on December 10, 2019. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. The applicable margin is subject to a minimum rate of 0.10% and a maximum rate of 0.75%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of September 30, 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The second agreement provides a revolving credit facility of $3.0 billion, and expires on December 11, 2023. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) JPMorgan Chase Bank’s publicly announced prime rate; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0.00%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of September 30, 2019.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2019 and for all periods presented, we were in compliance with all applicable financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2019, 10% of net tangible assets was equivalent to $3.453 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $25.668 and $23.293 billion as of September 30, 2019 and December 31, 2018, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
Aircraft
In addition to the aircraft that we own, we have leases for 332 aircraft. Of these leased aircraft, 34 are classified as finance leases, 12 are classified as operating leases and the remaining 286 are classified as short-term leases. A majority of the obligations associated with the aircraft classified as finance leases have been legally defeased. The long-term aircraft operating leases are operated by a third party to handle package and cargo volume in geographic regions where, due to government regulations, we are restricted from operating an airline.
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
The components of lease expense for the three and nine months ended September 30, 2019 are as follows (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease costs	$151	$474
Finance lease costs:
Amortization of assets	18	$55
Interest on lease liabilities	5	14
Total finance lease costs	23	69
Variable lease costs	69	148
Short-term lease costs	194	633
Total lease costs	$437	$1,324

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to leases and location within our consolidated balance sheets are as follows (in millions, except lease term and discount rate):

September 30, 2019
Operating Leases:
Operating lease right-of-use assets	$2,504

Current maturities of operating leases	$500
Non-current operating leases	2,063
Total operating lease liabilities	$2,563

Finance Leases:
Property, plant and equipment, at cost	$2,541
Accumulated amortization	(979)
Property, plant and equipment, net	$1,562

Current maturities of long-term debt, commercial paper and finance leases	$102
Long-term debt and finance leases	364
Total finance lease liabilities	$466

Weighted average remaining lease term (in years):
Operating leases	9.1
Finance leases	9.8

Weighted average discount rate:
Operating leases	2.77%
Finance leases	4.23%

Supplemental cash flow information related to leases is as follows (in millions):

Nine Months Ended September 30,
2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$455
Operating cash flows from finance leases	11
Financing cash flows from finance leases	121

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$144

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of September 30, 2019 are as follows (in millions):

	Finance Leases	Operating Leases
2019	$26	$151
2020	149	546
2021	44	463
2022	39	384
2023	37	309
Thereafter	292	1,159
Total lease payments	587	3,012
Less: Imputed interest	(121)	(449)
Total lease obligations	466	2,563
Less: Current obligations	(102)	(500)
Long-term lease obligations	$364	$2,063

As of September 30, 2019, we have additional leases which have not commenced. These leases will commence when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained. These leases will commence in 2019 and 2020.

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
For those matters as to which we are not able to estimate a possible loss or range of loss, we are not able to determine whether the loss will have a material adverse effect on our business, financial condition, results of operations or liquidity. For matters in this category, we have indicated in the descriptions that follow the reasons that we are unable to estimate the possible loss or range of loss.
Judicial Proceedings
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserted claims under various federal and state laws. The complaint also included a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. On March 24, 2017, the District Court issued an opinion and order finding liability against UPS on each of the plaintiffs’ causes of action. On May 25, 2017, the District Court issued a corrected opinion and order on liability and an order awarding the plaintiffs damages of $9.4 million and penalties of $237.6 million. An accrual of $9.4 million with respect to the damages awarded by the court is included on our consolidated balance sheets at September 30, 2019. We estimate that the amount of losses could be up to $247 million, plus interest; however, the amount of penalties ultimately payable, if any, is subject to a variety of complex factors and potential outcomes that remain to be determined in future legal proceedings. Consequently, we are unable to reasonably estimate a likely amount of loss within that range. We strongly disagree with the District Court's analysis and conclusions, and have appealed to the United States Court of Appeals for the Second Circuit. The briefing and oral argument are now complete. We await a ruling by the Court of Appeals.
We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. At this time, we do not believe that any loss associated with any matter would have a material adverse effect on our financial condition, results of operations or liquidity. One of these matters, Hughes v. UPS Supply Chain Solutions, Inc. and United Parcel Service, Inc. had previously been certified as a class action in Kentucky state court. In the second quarter of 2019, the court granted our motion for judgment on the pleadings related to the wage-and-hour claims. The plaintiffs have appealed this decision.
Other Matters
In October 2015, the Department of Justice ("DOJ") informed us of an industry-wide inquiry into the transportation of mail under the United States Postal Service International Commercial Air contracts. In October 2017, we received a Civil Investigative Demand seeking certain information relating to our contracts. The DOJ has indicated it is investigating potential violations of the False Claims Act or other statutes. We are cooperating with the DOJ. We are unable to predict what action, if any, might be taken in the future by any government authorities as a result of their investigation. Accordingly, at this time, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital and Retained Earnings
We maintain two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, and these shares are convertible on a one-to-one basis into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of September 30, 2019, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares, with a $0.01 par value, authorized to be issued. As of September 30, 2019, no preferred shares had been issued.

The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interest accounts for the three and nine months ended September 30, 2019 and 2018 (in millions, except per share amounts):

Three Months Ended September 30:	2019		2018
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	161	$2	168	$2
Common stock purchases	(1)	—	(1)	—
Stock award plans	—	—	1	—
Common stock issuances	1	—	1	—
Conversions of class A to class B common stock	(4)	—	(4)	—
Class A shares issued at end of period	157	$2	165	$2
Class B Common Stock
Balance at beginning of period	698	$7	693	$7
Common stock purchases	(1)	—	(2)	—
Conversions of class A to class B common stock	4	—	4	—
Class B shares issued at end of period	701	7	695	7
Additional Paid-In Capital
Balance at beginning of period		$102		$—
Stock award plans		202		137
Common stock purchases		(251)		(249)
Common stock issuances		56		80
Option premiums received (paid)		20		32
Balance at end of period		$129		$—
Retained Earnings
Balance at beginning of period		$9,109		7,665
Net income attributable to common shareowners		1,750		1,508
Dividends ($0.96 and $0.91 per share) (1)		(825)		(784)
Common stock purchases		—		4
Other		3		(16)
Balance at end of period		$10,037		$8,377
Non-Controlling Minority Interest
Balance at beginning of period		$18		$28
Change in non-controlling minority interest		(2)		—
Balance at end of period		$16		$28
(1) The dividend per share amount is the same for both class A and class B common stock

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:	2019		2018
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	163	$2	173	$2
Common stock purchases	(3)		(3)	—
Stock award plans	4	—	4	—
Common stock issuances	2	—	3	—
Conversions of class A to class B common stock	(9)	—	(12)	—
Class A shares issued at end of period	157	$2	165	$2
Class B Common Stock
Balance at beginning of period	696	$7	687	$7
Common stock purchases	(4)	—	(4)	—
Conversions of class A to class B common stock	9	—	12	—
Class B shares issued at end of period	701	7	695	7
Additional Paid-In Capital
Balance at beginning of period		$—		$—
Stock award plans		584		307
Common stock purchases		(753)		(632)
Common stock issuances		277		312
Option premiums received (paid)		21		13
Balance at end of period		$129		$—
Retained Earnings
Balance at beginning of period		$8,006		$5,852
Net income attributable to common shareowners		4,546		4,338
Dividends ($2.88 and $2.73 per share) (1)		(2,518)		(2,408)
Common stock purchases		—		(124)
Reclassification from AOCI pursuant to the early adoption of ASU 2018-02		—		735
Other		3		(16)
Balance at end of period		$10,037		$8,377
Non-Controlling Minority Interest
Balance at beginning of period		$16		$30
Change in non-controlling minority interest		—		(2)
Balance at end of period		$16		$28
(1) The dividend per share amount is the same for both class A and class B common stock

In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion for shares of class A and class B common stock, which has no expiration date. As of September 30, 2019, we had $2.586 billion of this share repurchase authorization available.
Share repurchases may be in the form of accelerated share repurchase programs, open market purchases or other such methods as we deem appropriate. The timing of share repurchases will depend upon market conditions. Unless terminated earlier by the Board, the program will expire when we have purchased all shares authorized for repurchase under the program.
We repurchased 2.2 million shares of class A and class B common stock in the three months ended September 30, 2019 and 2018 for $251 and $245 million, respectively. We repurchased 7.0 and 6.6 million shares of class A and class B common stock for $753 and $756 million during the nine months ended September 30, 2019 and 2018 ($751 million and $770 million in repurchases for 2019 and 2018, respectively, are reported on the statements of consolidated cash flows due to the timing of settlements).
From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs may allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the third quarter of 2019, we did not enter into any accelerated share repurchase transactions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received net premiums of $20 and $32 million during the three months ended September 30, 2019 and 2018, respectively, related to entering into and settling capped call options for the purchase of class B shares. We received net premiums of $21 and $13 million during the first nine months of 2019 and 2018, respectively. As of September 30, 2019, we had no capped call options outstanding.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. Additionally, effective January 1, 2018, we early adopted ASU 2018-02 that allowed a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The activity in AOCI for the three and nine months ended September 30, 2019 and 2018 is as follows (in millions):

Three Months Ended September 30:	2019	2018
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,106)	$(1,061)
Translation adjustment (net of tax effect of $41 and $1)	(48)	(28)
Balance at end of period	(1,154)	(1,089)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	7	(5)
Current period changes in fair value (net of tax effect of $1 and $(1))	2	(2)
Reclassification to earnings (net of tax effect of $(1) and $0)	(5)	1
Balance at end of period	4	(6)
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	104	(179)
Current period changes in fair value (net of tax effect of $79 and $14)	251	44
Reclassification to earnings (net of tax effect of $(14) and $1)	(45)	5
Balance at end of period	310	(130)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,820)	(4,101)
Reclassification to earnings (net of tax effect of $14 and $12)	43	38
Balance at end of period	(3,777)	(4,063)
Accumulated other comprehensive income (loss) at end of period	$(4,617)	$(5,288)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:	2019	2018
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,126)	$(930)
Translation adjustment (net of tax effect of $43 and $26)	(28)	(112)
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	—	(47)
Balance at end of period	(1,154)	(1,089)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(2)	(2)
Current period changes in fair value (net of tax effect of $4 and $(2))	11	(6)
Reclassification to earnings (net of tax effect of $(1) and $1)	(5)	2
Balance at end of period	4	(6)
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	40	(366)
Current period changes in fair value (net of tax effect of $112 and $81)	355	254
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	—	(79)
Reclassification to earnings (net of tax effect of $(27) and $19)	(85)	61
Balance at end of period	310	(130)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(3,906)	(3,569)
Reclassification to earnings (net of tax effect of $41 and $36)	129	115
Reclassification to retained earnings pursuant to the early adoption of ASU 2018-02	—	(609)
Balance at end of period	(3,777)	(4,063)
Accumulated other comprehensive income (loss) at end of period	$(4,617)	$(5,288)

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and nine months ended September 30, 2019 and 2018 is as follows (in millions):

Three Months Ended September 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2019	2018
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	$6	$(1)	Investment income and other
Income tax (expense) benefit	(1)	—	Income tax expense
Impact on net income	5	(1)	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(3)	(6)	Interest expense
Foreign exchange contracts	62	—	Revenue
Income tax (expense) benefit	(14)	1	Income tax expense
Impact on net income	45	(5)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(57)	(50)	Investment income and other
Income tax (expense) benefit	14	12	Income tax expense
Impact on net income	(43)	(38)	Net income

Total amount reclassified for the period	$7	$(44)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2019	2018
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	$6	$(3)	Investment income and other
Income tax (expense) benefit	(1)	1	Income tax expense
Impact on net income	5	(2)	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(12)	(18)	Interest expense
Foreign exchange contracts	124	(62)	Revenue
Income tax (expense) benefit	(27)	19	Income tax expense
Impact on net income	85	(61)	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(170)	(151)	Investment income and other
Income tax (expense) benefit	41	36	Income tax expense
Impact on net income	(129)	(115)	Net income

Total amount reclassified for the period	$(39)	$(178)	Net income

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the three and nine months ended September 30, 2019 and 2018 is as follows (in millions):

Three Months Ended September 30:	2019		2018
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$25		$31
Reinvested dividends		—		1
Benefit payments		—		—
Balance at end of period		$25		$32
Treasury Stock:
Balance at beginning of period	—	$(25)	(1)	$(31)
Reinvested dividends	—	—	—	(1)
Benefit payments	—	—	—	—
Balance at end of period	—	(25)	(1)	(32)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:	2019		2018
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$32		$37
Reinvested dividends		1		2
Benefit payments		(8)		(7)
Balance at end of period		$25		$32
Treasury Stock:
Balance at beginning of period	(1)	$(32)	(1)	$(37)
Reinvested dividends	—	(1)	—	(2)
Benefit payments	1	8	—	7
Balance at end of period	—	(25)	(1)	(32)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SEGMENT INFORMATION
We report our operations in three segments: U.S. Domestic Package, International Package and Supply Chain & Freight. Package operations represent our most significant business and are broken down into regional operations around the world. Regional operations managers are responsible for both domestic and export products within their geographic area.
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
Segment information for the three and nine months ended September 30, 2019 and 2018 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
U.S. Domestic Package	$11,455	$10,437	$33,085	$31,018
International Package	3,494	3,478	10,458	10,613
Supply Chain & Freight	3,369	3,529	9,983	10,382
Consolidated	$18,318	$17,444	$53,526	$52,013
Operating Profit:
U.S. Domestic Package	$1,216	$949	$3,090	$2,644
International Package	667	536	1,858	1,748
Supply Chain & Freight	245	242	717	628
Consolidated	$2,128	$1,727	$5,665	$5,020

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to common shareowners	$1,750	$1,508	$4,546	$4,338
Denominator:
Weighted average shares	858	860	859	861
Deferred compensation obligations	—	1	—	1
Vested portion of restricted units	6	4	6	4
Denominator for basic earnings per share	864	865	865	866
Effect of dilutive securities:
Restricted units	6	5	4	4
Stock options	—	—	—	—
Denominator for diluted earnings per share	870	870	869	870
Basic earnings per share	$2.03	$1.74	$5.26	$5.01
Diluted earnings per share	$2.01	$1.73	$5.23	$4.99

Diluted earnings per share for the three months ended September 30, 2019 excluded the effect of 0.3 million shares of common stock that may be issued upon the exercise of employee stock options, because such effect would be antidilutive. There were no antidilutive shares for the three months ended September 30, 2018. Antidilutive shares for the nine months ended September 30, 2019 and 2018 were 0.7 and 0.1 million, respectively.

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
At September 30, 2019 and December 31, 2018, we held cash collateral of $713 and $325 million, respectively, under these agreements; this collateral is included in "Cash and cash equivalents" in the consolidated balance sheets and its use by UPS is not restricted. At each of September 30, 2019 and December 31, 2018, respectively, no additional collateral was required to be posted with our counterparties.
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
At September 30, 2019 and December 31, 2018 there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of September 30, 2019 and December 31, 2018, the notional amounts of our outstanding derivative positions were as follows (in millions):

	September 30, 2019		December 31, 2018
Currency hedges:
Euro	EUR	4,850	EUR	4,924
British Pound Sterling	GBP	1,660	GBP	2,037
Canadian Dollar	CAD	1,438	CAD	1,443
Hong Kong Dollar	HKD	3,670	HKD	3,642
Singapore Dollar	SGD	—	SGD	20

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	3,674	USD	4,674
Floating to Fixed Interest Rate Swaps	USD	778	USD	778

As of September 30, 2019 and December 31, 2018, we had no outstanding commodity hedge positions.
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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$203	$90	$203	$83
Interest rate contracts	Other current assets	Level 2	3	1	3	1
Foreign exchange contracts	Other non-current assets	Level 2	433	230	433	215
Interest rate contracts	Other non-current assets	Level 2	29	14	27	6
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	3	7	2	5
Foreign exchange contracts	Other non-current assets	Level 2	—	1	—	1
Interest rate contracts	Other non-current assets	Level 2	14	18	13	18
Total Asset Derivatives			$685	$361	$681	$329

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$—	$7	$—	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	—	15	—	—
Interest rate contracts	Other non-current liabilities	Level 2	13	41	11	33
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	2	3	1	1
Foreign exchange contracts	Other non-current liabilities	Level 2	—	1		1
Interest rate contracts	Other non-current liabilities	Level 2	3	—	2	—
Total Liability Derivatives			$18	$67	$14	$35

Our foreign exchange, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of September 30, 2019 and December 31, 2018 (in millions).

	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	September 30, 2019	September 30, 2019	December 31, 2018	December 31, 2018
Long-term debt and finance leases	3,246	53	4,207	16

The cumulative amount of fair value hedging losses remaining for any hedged assets and liabilities for which hedge accounting has been discontinued as of September 30, 2019 is $21 million. These amounts will be recognized over the next 11 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Statement and AOCI Recognition
The following table indicates the amount of gains and losses that have been recognized in the income statement for the fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,			Three Months Ended September 30,
	2019			2018
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$(2)	$—	$—	$13	$—
Derivatives designated as hedging instruments	—	2	—	—	(13)	—
Gains or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(3)	—	—	(6)	—
Foreign Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	62	—	—	—	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$62	$(3)	$—	$—	$(6)	$—

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019			2018
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$(47)	$—	$—	$86	$—
Derivatives designated as hedging instruments	—	47	—	—	(86)	—
Gains or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(12)	—	—	(18)	—
Foreign Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	124	—	—	(62)	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$124	$(12)	$—	$(62)	$(18)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the three and nine months ended September 30, 2019 and 2018 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2019	2018
Interest rate contracts	$(1)	$1
Foreign exchange contracts	331	57
Total	$330	$58

Nine Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2019	2018
Interest rate contracts	$10	$3
Foreign exchange contracts	457	332
Total	$467	$335

As of September 30, 2019, there are $255 million of pre-tax gains related to cash flow hedges that are currently deferred in AOCI that are expected to be reclassified to income over the 12 month period ending September 30, 2020. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 13 years.
The following table indicates the amount of gains and losses that have been recognized in AOCI within foreign currency translation adjustment for the three and nine months ended September 30, 2019 and 2018 for those instruments designated as net investment hedges (in millions):

Three Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2019	2018
Foreign denominated debt	$191	$10
Total	$191	$10

Nine Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2019	2018
Foreign denominated debt	$197	$148
Total	$197	$148

Additionally, we maintain interest rate swaps, foreign exchange forwards and investment market price forward contracts that are not designated as hedges. The interest rate swap contracts are intended to provide an economic hedge of portions of our outstanding debt. The foreign exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement and settlement risk for certain assets and liabilities on our consolidated balance sheets. The investment market price forward contracts are intended to provide an economic offset to fair value fluctuations of certain investments in marketable securities.

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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three and nine months ended September 30, 2019 and 2018 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2019	2018
Three Months Ended September 30:
Interest rate contracts	Interest expense	$(2)	$(3)
Foreign exchange contracts	Investment income and other	(39)	(14)
Total		$(41)	$(17)
Nine Months Ended September 30:
Interest rate contracts	Interest expense	$(6)	$(7)
Foreign exchange contracts	Investment income and other	(59)	$(73)
Investment market price contracts	Investment income and other	—	16
Total		$(65)	$(64)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES
Our effective tax rate increased to 20.7% in the third quarter of 2019 from 20.2% in the same period of 2018 (22.3% year-to-date in 2019 compared to 20.8% in the same period of 2018). The recognition in income tax of excess tax benefits related to share-based compensation reduced our effective rate by 0.1% year-to-date in 2019 compared to 0.8% in the same period of 2018 (there was not a significant impact in the third quarter of 2019 or 2018). Other favorable items that impacted our effective tax rate in 2018, but did not recur in 2019, included resolutions of uncertain tax positions, tax provisions enacted in the Bipartisan Budget Act of 2018 and discrete tax credits associated with the filing of our 2017 U.S. federal income tax return.
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
As of June 30, 2019 and December 31, 2018, we maintained a valuation allowance against certain deferred tax assets, primarily related to foreign net operating loss carryforwards. As of each reporting date, we consider new evidence, both positive and negative, that could affect the future realization of deferred tax assets. During the third quarter of 2019, we determined that there was sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets related to certain foreign net operating loss carryforwards will be realized. This conclusion is primarily related to achieving cumulative three-year income and anticipated future earnings within the relevant jurisdiction. Accordingly, we reversed the related valuation allowance and recognized a discrete tax benefit of approximately $62 million.
As discussed in note 17, we recognized pre-tax transformation strategy costs of $63 million in the third quarter of 2019 ($207 million year-to-date). As a result, we recorded an additional income tax benefit in the third quarter of $16 million ($50 million year-to-date). This benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate primarily due to the effect of U.S. state and local taxes and foreign taxes.
As discussed in note 17, we recognized pre-tax transformation strategy costs of $97 million in the third quarter of 2018 ($360 million year-to-date). As a result, we recorded an additional income tax benefit in the third quarter of $24 million ($87 million year-to-date). This benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate primarily due to the effect of U.S. state and local taxes and foreign taxes.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. TRANSFORMATION STRATEGY COSTS
In the first quarter of 2018, we launched the first phase of a multi-year, enterprise-wide transformation strategy that is expected to impact our organization. Over the next few years additional phases will be implemented. The program includes investments, as well as changes in processes and technology, that impact global direct and indirect operating costs.
The table below presents the transformation strategy costs for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Transformation Strategy Costs:
Compensation and benefits	$41	$70	$149	$262
Total other expenses	22	27	58	98
Total Transformation Strategy Costs	$63	$97	$207	$360

Income Tax Benefit from Transformation Strategy Costs	(16)	(24)	(50)	(87)
After Tax Transformation Strategy Costs	$47	$73	$157	$273

The income tax effects of the transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Consolidated revenue increased 5.0% to $18.318 billion for the third quarter of 2019, largely attributable to growth in our U.S. Domestic Package segment. For the year-to-date period, consolidated revenue increased 2.9% to $53.526 billion, also driven by results in our U.S. Domestic Package segment. For both the three and nine months ended September 30, 2019, U.S. Domestic Package realized strong revenue growth across all major products. Volume increases were led by our air products as both consumers and businesses continue to demand faster delivery options.
Consolidated operating profit increased 23.2% to $2.128 billion for the three months ended September 30, 2019 and increased 12.8% to $5.665 billion for the nine months ended September 30, 2019. Operating profit in the U.S. Domestic Package segment improved 28.1% in the third quarter, with continuing expansion of margins primarily attributable to lower unit costs. All three segments expanded operating profit in the third quarter of 2019.
We reported third quarter 2019 net income of $1.750 billion, an increase of 16.0% compared to 2018. Diluted earnings per share increased 16.2% to $2.01. On a year-to-date basis, net income increased 4.8% to $4.546 billion and diluted earnings per share increased 4.8% to $5.23. Growth in operating profit was offset by increases in income taxes and lower investment and other income for both the quarter and year-to-date periods.
Our consolidated results are presented in the table below:

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2019	2018	$	%	2019	2018	$	%
Revenue (in millions)	$18,318	$17,444	$874	5.0%	$53,526	$52,013	$1,513	2.9%
Operating Expenses (in millions)	16,190	15,717	473	3.0%	47,861	46,993	868	1.8%
Operating Profit (in millions)	$2,128	$1,727	$401	23.2%	$5,665	$5,020	$645	12.8%
Operating Margin	11.6%	9.9%			10.6%	9.7%
Average Daily Package Volume (in thousands)	21,014	19,506		7.7%	20,338	19,349		5.1%
Average Revenue Per Piece	$11.02	$11.20	$(0.18)	(1.6)%	$11.10	$11.14	$(0.04)	(0.4)%
Net Income (in millions)	$1,750	$1,508	$242	16.0%	$4,546	$4,338	$208	4.8%
Basic Earnings Per Share	$2.03	$1.74	$0.29	16.7%	$5.26	$5.01	$0.25	5.0%
Diluted Earnings Per Share	$2.01	$1.73	$0.28	16.2%	$5.23	$4.99	$0.24	4.8%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supplemental Information - Items Affecting Comparability
We supplement the reporting of our financial information determined under generally accepted accounting principles (“U.S. GAAP”) with certain non-GAAP financial measures including, as applicable, "adjusted" compensation and benefits, operating expenses, operating profit, operating margin, other income and (expense), pre-tax income, income tax expense, effective tax rate, net income and earnings per share. Adjusted financial measures may exclude the impact of period-over-period exchange rate changes and hedging activities, and transformation strategy costs, as described below. We believe that these adjusted financial measures provide meaningful information to assist investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring results of operations because they exclude items that may not be indicative of, or are unrelated to, our underlying operating results, and provide a useful baseline for analyzing trends in our underlying businesses. Additionally, these adjusted financial measures are used internally by management for the determination of incentive compensation awards, business unit operating performance analysis and business unit resource allocation.
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
Amounts presented on an adjusted basis reflect the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjustments	2019	2018	2019	2018
Operating Expenses:
Transformation Strategy Costs	$63	$97	$207	$360
Total Adjustments to Operating Expenses	63	97	207	360
Income Tax Benefit from Transformation Strategy Costs	(16)	(24)	(50)	(87)
Total Adjustments to Net Income	$47	$73	$157	$273
For additional information regarding our transformation strategy costs, see note 17 to the unaudited, consolidated financial statements included in this report.
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
Certain operating expenses are allocated among our reporting segments using activity-based costing methods. These methods require us to make estimates that impact the amount of each expense that is attributed to each segment. Changes in these estimates would directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our business. There were no significant changes in our expense allocation methodologies during 2019 or 2018.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2019	2018	$	%	2019	2018	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,891	1,526		23.9%	1,771	1,462		21.1%
Deferred	1,474	1,256		17.4%	1,413	1,260		12.1%
Ground	14,544	13,624		6.8%	14,068	13,529		4.0%
Total Avg. Daily Package Volume	17,909	16,406		9.2%	17,252	16,251		6.2%
Average Revenue Per Piece:
Next Day Air	$17.73	$19.72	$(1.99)	(10.1)%	$18.21	$19.73	$(1.52)	(7.7)%
Deferred	13.23	13.47	(0.24)	(1.8)%	12.95	13.36	(0.41)	(3.1)%
Ground	8.66	8.71	(0.05)	(0.6)%	8.72	8.63	0.09	1.0%
Total Avg. Revenue Per Piece	$9.99	$10.10	$(0.11)	(1.1)%	$10.04	$9.99	$0.05	0.5%
Operating Days in Period	64	63			191	191
Revenue (in millions):
Next Day Air	$2,146	$1,896	$250	13.2%	$6,160	$5,510	$650	11.8%
Deferred	1,248	1,066	182	17.1%	3,494	3,215	279	8.7%
Ground	8,061	7,475	586	7.8%	23,431	22,293	1,138	5.1%
Total Revenue	$11,455	$10,437	$1,018	9.8%	$33,085	$31,018	$2,067	6.7%
Operating Expenses (in millions):
Operating Expenses	$10,239	$9,488	$751	7.9%	$29,995	$28,374	$1,621	5.7%
Transformation Strategy Costs	(26)	(39)	13	(33.3)%	(72)	(235)	163	(69.4)%
Adjusted Operating Expense	$10,213	$9,449	$764	8.1%	$29,923	$28,139	$1,784	6.3%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,216	$949	$267	28.1%	$3,090	$2,644	$446	16.9%
Adjusted Operating Profit	$1,242	$988	$254	25.7%	$3,162	$2,879	$283	9.8%
Operating Margin	10.6%	9.1%			9.3%	8.5%
Adjusted Operating Margin	10.8%	9.5%			9.6%	9.3%
Revenue
The change in overall revenue was impacted by the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Third quarter 2019 vs. 2018	10.9%	(1.3)%	0.2%	9.8%
Year-to-date 2019 vs. 2018	6.2%	—%	0.5%	6.7%
Volume
Our overall volume increased in the third quarter and year-to-date periods of 2019, led by strong growth in our Next Day Air and Deferred services due to increasing demand for faster delivery options and, for the third quarter, one additional operating day.
Business-to-consumer shipments, which represented approximately 52% of the total U.S. Domestic Package average daily volume in the quarter, grew 15.0% (up 9.7% year-to-date) and were driven by overall increases in air and ground volume. Business-to-business shipments increased 3.4% (up 2.6% year-to-date), with volume increases in both air and ground services.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Among our air products, overall average daily volume increased in the third quarter and year-to-date periods of 2019 for both our Next Day Air and Deferred services. Strong air volume growth continued for those products aligned primarily with business-to-consumer shipping, including our residential Next Day Air and Second Day package products, as consumers and businesses continue to demand faster delivery options. This growth was slightly offset by declines in Next Day Air letter and Second Day letter volume due to shifts in customer preferences.
In the third quarter and year-to-date periods, we experienced year over year growth in residential ground products, driven by changes in customer mix, while growth in ground commercial products was partly driven by retail return services.
Rates and Product Mix
Overall revenue per piece decreased for the third quarter of 2019 due to changes in customer and product mix and fuel surcharge rates. On a year-to-date basis, revenue per piece increased due to changes in base rates, customer and product mix and fuel surcharge rates.
Revenue per piece for ground and air products on a year-to-date basis was positively impacted by a base rate increase on December 26, 2018. UPS Ground rates and UPS Air services rates increased an average net 4.9%.
Revenue per piece for our Next Day Air services decreased in both the third quarter and year-to-date periods of 2019. This decrease was primarily driven by a shift in customer and product mix and a decrease in average billable weight per piece, which was partially offset by an increase in base rates.
Revenue per piece for our Deferred services decreased in the third quarter and year-to-date periods of 2019 due to an unfavorable shift in customer and product mix and a decrease in average billable weight per piece, partially offset by an increase in base rates.
Revenue per piece for our ground products decreased for the third quarter primarily due to customer mix and a decrease in average billable weight per piece, partially offset by base rate increases and favorable product mix. On a year-to-date basis, revenue per piece for ground products increased due to favorable customer and product mix and base rate increases.
Lower fuel surcharge rates negatively impacted revenue per piece for ground products in the third quarter of 2019. On a year-to-date basis, revenue per piece for ground products was positively impacted by fuel surcharge rate increases during 2018. Fuel surcharge rates for air products decreased slightly in the third quarter and year-to-date periods of 2019.
UPS applies a fuel surcharge on domestic air and ground services. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2019	2018	% Point	2019	2018	% Point
Next Day Air / Deferred	7.3%	8.0%	(0.7)%	7.4%	7.6%	(0.2)%
Ground	7.1%	7.3%	(0.2)%	7.2%	6.8%	0.4%
In October 2018, ground fuel surcharge rates were raised for all thresholds, and in October and December 2018, Domestic Air fuel surcharge rates were increased for all thresholds. Ground surcharges will continue to be based on the national U.S. Average On-Highway Diesel Fuel price and adjusted weekly.
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and additional charges we obtain for these services and the level of pricing discounts offered.
Total domestic fuel surcharge revenue increased by $21 million in the third quarter of 2019 as a result of increases in package volume, partially offset by lower fuel surcharge rates for the quarter. On a year-to-date basis, fuel surcharge revenue increased by $152 million due to the overall increase in package volume, as well as increases in the surcharge indices.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year over year impact of transformation strategy costs, increased in the third quarter of 2019, primarily due to pickup and delivery costs (up $446 million), the costs of operating our domestic integrated air and ground network (up $177 million), the costs of package sorting (up $113 million) and other indirect operating costs (up $28 million).
The growth in pickup and delivery and network costs was impacted by several factors:

•
Higher employee compensation and benefit costs largely resulting from (1) volume growth, which resulted in an increase in average daily union labor hours of 7.0%; (2) union pay rate and benefit increases; and (3) growth in the overall size of the workforce due to facility expansions. These increases were partially offset by productivity improvements. We incurred higher employee benefit expenses due to additional headcount, contractual contribution rate increases to union multiemployer plans and changes in benefit eligibility for certain union employees. These increases were partially offset by productivity improvements and lower pension expense for our company-sponsored plans due to higher discount rates used to measure the projected benefit obligations, which reduced service costs.

•
Higher fuel expense in the third quarter of 2019 was primarily driven by increased network volume, which resulted in higher fuel and alternative fuel usage. Aircraft block hours increased 13.8%, daily package delivery stops increased 14.1% and daily delivery miles increased 9.2%. These increases were partially offset by year over year declines in fuel prices, as well as improved delivery stops per mile.

•	Lower costs for outside contract carriers driven by retaining additional volume within our network.
On a year-to-date basis, operating expenses, and operating expenses excluding the impact of transformation strategy costs, increased largely due to pickup and delivery costs (up $904 million), network costs (up $503 million), the cost of package sorting (up $295 million) and other indirect operating costs (up $82 million). These increases were primarily driven by higher volume, increased employee compensation costs and increased fuel costs, with higher fuel consumption partially offset by declines in fuel prices. Alternative fuel costs were higher year over year due to alternative fuel tax credits received in 2018.
Total cost per piece, which includes transformation strategy costs, decreased 2.7% for the third quarter of 2019 (down 0.4% for the year-to-date period). Excluding the year over year impact of transformation strategy costs, adjusted cost per piece decreased 2.5% in the third quarter and remained relatively flat year-to-date. Cost per piece growth rates have slowed over the last several quarters as we have begun to realize the benefits of our new automated facilities and other transformation initiatives.
Operating Profit and Margin
Operating profit increased $267 million for the third quarter of 2019 (up $446 million year-to-date), with operating margins increasing 150 basis points to 10.6% (up 80 basis points to 9.3% year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted operating profit increased $254 million for the third quarter (up $283 million year-to-date), with adjusted operating margins increasing 130 basis points to 10.8% (up 30 basis points to 9.6% year-to-date). Operating profit increased as a result of the items described above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2019	2018	$	%	2019	2018	$	%
Average Daily Package Volume (in thousands):
Domestic	1,668	1,663		0.3%	1,661	1,662		(0.1)%
Export	1,437	1,437		—%	1,425	1,436		(0.8)%
Total Avg. Daily Package Volume	3,105	3,100		0.2%	3,086	3,098		(0.4)%
Average Revenue Per Piece:
Domestic	$6.45	$6.47	$(0.02)	(0.3)%	$6.52	$6.60	$(0.08)	(1.2)%
Export	29.06	29.32	(0.26)	(0.9)%	29.29	29.43	(0.14)	(0.5)%
Total Avg. Revenue Per Piece	$16.92	$17.06	$(0.14)	(0.8)%	$17.04	$17.18	$(0.14)	(0.8)%
Operating Days in Period	64	63			191	191
Revenue (in millions):
Domestic	$689	$678	$11	1.6%	$2,069	$2,094	$(25)	(1.2)%
Export	2,673	2,654	19	0.7%	7,972	8,073	(101)	(1.3)%
Cargo and Other	132	146	(14)	(9.6)%	417	446	(29)	(6.5)%
Total Revenue	$3,494	$3,478	$16	0.5%	$10,458	$10,613	$(155)	(1.5)%
Operating Expenses (in millions):
Operating Expenses	$2,827	$2,942	$(115)	(3.9)%	$8,600	$8,865	$(265)	(3.0)%
Transformation Strategy Costs	(26)	(40)	14	(35.0)%	(112)	(76)	(36)	47.4%
Adjusted Operating Expenses	$2,801	$2,902	$(101)	(3.5)%	$8,488	$8,789	$(301)	(3.4)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$667	$536	$131	24.4%	$1,858	$1,748	$110	6.3%
Adjusted Operating Profit	$693	$576	$117	20.3%	$1,970	$1,824	$146	8.0%
Operating Margin	19.1%	15.4%			17.8%	16.5%
Adjusted Operating Margin	19.8%	16.6%			18.8%	17.2%
Currency Benefit / (Cost) – (in millions)*:
Revenue				$(24)				$(222)
Operating Expenses				56				268
Operating Profit				$32				$46
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in overall revenue was impacted by the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Third quarter 2019 vs. 2018	1.8%	(0.6)%	—%	(0.7)%	0.5%
Year-to-date 2019 vs. 2018	(0.4)%	0.9%	0.1%	(2.1)%	(1.5)%

Volume
Our overall average daily volume increased slightly in the third quarter of 2019 due to growth in domestic products while export products remained flat. Average daily volume for both domestic and export products decreased in the year-to-date period.
Average daily volume was impacted by lower demand across a number of sectors including government, automotive, high tech, retail, manufacturing and professional services, partially offset by higher demand in healthcare and other sectors. Business-to-consumer shipments remained relatively flat for the quarter and year-to-date periods.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Domestic volume increased slightly in the third quarter of 2019, with growth in several European and other markets. On a year-to-date basis, domestic volume remained flat as overall economic declines offset these pockets of growth.
Export volume remained flat in the third quarter and declined for the year-to-date period. Intra-European volume grew slightly in the third quarter, but remained flat year-to-date. Volume on the Europe to U.S. and Europe to U.K. trade lanes declined, due in part to continued uncertainty around Brexit. U.S. export volume decreased across all major trade lanes with the exception of the U.S. to ISMEA lane, while Asia export volumes grew in all major trade lanes with the exception of the United States. Export volume for the quarter and year-to-date periods was strongest in our non-premium expedited and standard products such as Worldwide Expedited and Transborder Standard, offset by declines in our premium Worldwide and Transborder Express services.
Rates and Product Mix
On December 26, 2018 we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Total average revenue per piece decreased 60 basis points due to currency in the third quarter of 2019 (210 basis point decrease year-to-date). Excluding the impact of currency, revenue per piece decreased 0.2% (increased 1.3% year-to-date). Revenue per piece for the third quarter was negatively impacted by declines in fuel surcharge indices. On a quarter-to-date and year-to-date basis, revenue per piece was positively impacted by base rate increases.
Domestic revenue per piece decreased 260 basis points due to currency in the third quarter of 2019 (500 basis point decrease year-to-date). Excluding the impact of currency, revenue per piece increased 2.3% (3.8% year-to-date) due to base rate increases.
Export revenue per piece decreased 20 basis points due to currency in the third quarter of 2019 (150 basis point decrease year-to-date). Excluding the impact of currency, revenue per piece decreased 0.7% (increased 1.0% year-to-date). In the third quarter, the trend towards our non-premium services drove a decrease in export revenue per piece. On a year-to-date basis, the shift in customer preferences was more than offset by base rate increases.
We maintain fuel surcharges on our international air and ground services. The fuel surcharges for international air products originating inside or outside the United States are largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the region or country where the shipment originates.
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impacts our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain and the level of pricing discounts offered. Total international fuel surcharge revenue decreased $11 million for the third quarter of 2019 ($20 million year-to-date), due to decreases in fuel surcharge indices. For the third quarter, this impact was partially offset by changes in product mix.
Operating Expenses
Operating expenses, and operating expenses excluding the year over year impact of transformation strategy costs, decreased in the third quarter and year-to-date periods of 2019. These decreases are the result of effective management of network capacity and cost in response to lower volumes within our air, ground and local pickup and delivery networks, combined with lower fuel prices and currency exchange rate movements.
In addition to variability in usage and market prices, the manner in which we purchase fuel also influences the net impact of fuel on our results. The majority of our contracts for fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for fuel. Because of this, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term.
The costs of operating our integrated international air and ground network decreased $36 million for the third quarter of 2019 ($72 million year-to-date). The decrease in network costs was primarily driven by a 1.1% decrease in aircraft block hours and relatively flat package volumes in the third quarter of 2019 (1.8% decrease in block hours year-to-date), together with lower fuel prices. Additionally, pickup and delivery costs decreased $17 million in the third quarter of 2019 ($107 million year-to-date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The remaining decrease in operating expenses in the third quarter was largely due to a $40 million gain from the sale of surplus property in Canada, as well as decreases in the costs of package sorting and other indirect operating costs.
Operating Profit and Margin
Operating profit increased $131 million in the third quarter of 2019 ($110 million year-to-date), with operating margin increasing 370 basis points to 19.1% (increase of 130 basis points to 17.8% year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted operating profit increased for the third quarter of 2019 and year-to-date periods, with adjusted operating margin up 320 basis points to 19.8% (up 160 basis points to 18.8% year-to-date). Operating profit increased as a result of the items described above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2019	2018	$	%	2019	2018	$	%
Freight LTL Statistics:
Revenue (in millions)	$699	$735	$(36)	(4.9)%	$2,040	$2,122	$(82)	(3.9)%
Revenue Per Hundredweight	$26.71	$25.70	$1.01	3.9%	$26.39	$25.29	$1.10	4.3%
Shipments (in thousands)	2,441	2,603		(6.2)%	7,064	7,710		(8.4)%
Shipments Per Day (in thousands)	38.1	41.3		(7.7)%	37.0	40.4		(8.4)%
Gross Weight Hauled (in millions of lbs)	2,617	2,860		(8.5)%	7,730	8,391		(7.9)%
Weight Per Shipment (in lbs)	1,072	1,098		(2.4)%	1,094	1,088		0.6%
Operating Days in Period	64	63			191	191
Revenue (in millions):
Forwarding	$1,472	$1,672	$(200)	(12.0)%	$4,384	$4,936	$(552)	(11.2)%
Logistics	846	790	56	7.1%	2,511	2,356	155	6.6%
Freight	852	867	(15)	(1.7)%	2,486	2,497	(11)	(0.4)%
Other	199	200	(1)	(0.5)%	602	593	9	1.5%
Total Revenue	$3,369	$3,529	$(160)	(4.5)%	$9,983	$10,382	$(399)	(3.8)%
Operating Expenses (in millions):
Operating Expenses	$3,124	$3,287	$(163)	(5.0)%	$9,266	$9,754	$(488)	(5.0)%
Transformation Strategy Costs	(11)	(18)	7	(38.9)%	(23)	(49)	26	(53.1)%
Adjusted Operating Expenses:	$3,113	$3,269	$(156)	(4.8)%	$9,243	$9,705	$(462)	(4.8)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$245	$242	$3	1.2%	$717	$628	$89	14.2%
Adjusted Operating Profit	$256	$260	$(4)	(1.5)%	$740	$677	$63	9.3%
Operating Margin	7.3%	6.9%			7.2%	6.0%
Adjusted Operating Margin	7.6%	7.4%			7.4%	6.5%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(20)				$(70)
Operating Expenses			13				61
Operating Profit			$(7)				$(9)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2019	2018	$	%	2019	2018	$	%
Transformation Strategy Costs (in millions):
Forwarding	$5	$11	$(6)	(54.5)%	$11	$16	$(5)	(31.3)%
Logistics	6	6	—	—%	12	22	(10)	(45.5)%
Freight	—	—	—	N/A	—	6	(6)	(100.0)%
Other	—	1	(1)	(100.0)%	—	5	(5)	(100.0)%
Total Transformation Strategy Costs	$11	$18	$(7)	(38.9)%	$23	$49	$(26)	(53.1)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue for the Supply Chain & Freight segment decreased $160 million in the third quarter of 2019 ($399 million year-to-date) compared with 2018.
Forwarding revenue decreased primarily due to an overall decline in market demand that was impacted by global trade uncertainties. This led to lower tonnage and volume in our international air freight and ocean freight forwarding businesses, as well as declines in rates charged to our customers. In addition, capacity surplus in the truckload brokerage market depressed rates, contributing to the year over year decrease in revenue. These decreases were partially offset by yield management initiatives.
Logistics revenue increased as we experienced growth in our mail services, healthcare, retail and manufacturing sectors.
UPS Freight revenue decreased in the third quarter of 2019 as a result of revenue management initiatives that drove declines in tonnage and shipment volume. These decreases were partially offset by increased yields as well as increases in our Ground Freight Pricing product due to higher volume.
Operating Expenses
Total operating expenses for the Supply Chain & Freight segment, and operating expenses excluding the year over year impact of transformation strategy costs, decreased in the third quarter and year-to-date periods of 2019.
Forwarding operating expenses decreased $178 million ($555 million year-to-date), largely due to reductions in purchased transportation. Purchased transportation expense decreased $144 million ($529 million year-to-date), primarily due to lower tonnage and market rates in our international air freight forwarding business and a decrease in volume and market rates in truckload brokerage. Cost management initiatives also contributed to the reduction in operating expenses.
Logistics operating expenses increased $49 million ($140 million year-to-date), primarily due to increases in purchased transportation driven by increased volume and business investments in healthcare quality assurance and technology. Increased rates for mail services also contributed to the increase in purchased transportation expenses.
UPS Freight operating expenses decreased $24 million ($60 million year-to-date), largely due to decreases in costs associated with operating our linehaul network ($24 million quarter-to-date and $52 million year-to-date) and decreases in pickup and delivery costs ($12 million quarter-to-date and $40 million year-to-date). These reductions were driven by a lower expense from outside transportation carriers as a result of a decline in tonnage and lower fuel surcharges. These decreases were partially offset by increases in transportation expense for our Ground Freight Pricing product due to higher volumes. Additionally, cost management initiatives and production improvements contributed to the reduction in operating expenses.
Operating Profit and Margin
Total operating profit for the Supply Chain & Freight segment increased $3 million in the third quarter of 2019 ($89 million year-to-date) compared with 2018. Excluding the year over year impact of transformation strategy costs, adjusted operating profit decreased $4 million (increased $63 million year-to-date). Operating profit was impacted by the items described above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2019	2018	$	%	2019	2018	$	%
Operating Expenses (in millions):
Compensation and benefits	$9,590	$9,015	$575	6.4%	$28,206	$27,084	$1,122	4.1%
Transformation strategy costs	(41)	(70)	29	(41.4)%	(149)	(262)	113	(43.1)%
Adjusted Compensation and benefits	9,549	8,945	604	6.8%	28,057	26,822	1,235	4.6%

Repairs and maintenance	485	437	48	11.0%	1,392	1,294	98	7.6%
Depreciation and amortization	587	524	63	12.0%	1,730	1,662	68	4.1%
Purchased transportation	2,984	3,216	(232)	(7.2)%	8,950	9,570	(620)	(6.5)%
Fuel	824	867	(43)	(5.0)%	2,451	2,469	(18)	(0.7)%
Other occupancy	346	321	25	7.8%	1,039	1,003	36	3.6%
Other expenses	1,374	1,337	37	2.8%	4,093	3,911	182	4.7%
Total Other expenses	6,600	6,702	(102)	(1.5)%	19,655	19,909	(254)	(1.3)%
Other Transformation strategy costs	(22)	(27)	5	(18.5)%	(58)	(98)	40	(40.8)%
Adjusted Total Other expenses	6,578	6,675	(97)	(1.5)%	19,597	19,811	(214)	(1.1)%

Total Operating Expenses	$16,190	$15,717	$473	3.0%	$47,861	$46,993	$868	1.8%
Adjusted Total Operating Expenses	$16,127	$15,620	$507	3.2%	$47,654	$46,633	$1,021	2.2%

Currency (Benefit) / Cost - (in millions)*			$(69)				$(329)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2019	2018	$	%	2019	2018	$	%
Transformation Strategy and Other Costs (in millions):
Compensation	$6	$—	$6	N/A	$8	$—	$8	N/A
Benefits	35	70	(35)	(50.0)%	141	262	(121)	(46.2)%
Depreciation and Amortization	—	—	—	N/A	—	12	(12)	(100.0)%
Other Occupancy	2	—	2	N/A	6	—	6	N/A
Other Expenses	20	27	(7)	(25.9)%	52	86	(34)	(39.5)%
Total Transformation Strategy and Other Costs	$63	$97	$(34)	(35.1)%	$207	$360	$(153)	(42.5)%
Compensation and Benefits
Total compensation and benefits, and total compensation and benefits excluding the year over year impact of transformation strategy costs, increased for the third quarter and year-to-date periods of 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total compensation costs increased $371 million or 6.8% for the third quarter of 2019 ($725 million or 4.5% year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted compensation increased $365 million ($717 million year-to-date) largely due to higher U.S. Domestic hourly and management compensation costs. U.S. Domestic compensation costs for hourly employees increased as a result of an increase in headcount for the third quarter of 2019, driven by an average daily volume increase of 9.2% (6.2% year-to-date). The increase in volume resulted in an increase in average daily union hours of 7.0% (4.5% year-to-date). Contractual union wage increases also contributed to the increase in compensation for hourly employees, but were partially offset by productivity improvements. Compensation costs for management employees increased primarily due to growth in the overall size of the workforce.
Benefits expense increased $204 million for the third quarter of 2019 ($397 million year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted benefits costs increased $239 million for the third quarter of 2019 ($518 million year-to-date) due to the following:

•
Health and welfare costs increased $186 million for the third quarter ($390 million year-to-date), driven by increased contributions to multiemployer plans due to contractual rate increases, an overall increase in the size of the workforce and changes in eligibility for certain union employees.

•
Pension and retirement benefits decreased $3 million for the third quarter ($6 million year-to-date) as lower service cost for company-sponsored plans was largely offset by contractually-mandated contribution increases to multiemployer plans.

•
Vacation, excused absence, payroll taxes and other expenses increased $57 million for the third quarter ($134 million year-to-date), primarily driven by salary increases and growth in the overall size of the workforce.

•
Workers' compensation expense decreased $1 million for the third quarter (remained flat year-to-date). Insurance reserves are established based on actuarial estimates of the loss that we will ultimately incur on reported workers' compensation claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, payroll growth and the impact of safety improvement initiatives.

Repairs and Maintenance
The increase in repairs and maintenance expense for the third quarter and year-to-date periods of 2019 was driven by maintenance of our aircraft, as well as routine repairs to buildings and facilities and maintenance of our other transportation equipment.
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
In the third quarter of 2019, depreciation expense increased $94 million, and net income decreased by $75 million, or $0.09 per share on a basic and diluted basis, as a result of investments in property, plant and equipment, net of disposals and assets becoming fully depreciated. Depreciation expense decreased $31 million, and net income increased $26 million, or $0.03 per share on a basic and diluted basis, as a result of lengthening our estimated useful lives for various asset categories in the latter half of 2018. The combined effect of the foregoing was a net increase in depreciation expense of $63 million and a decrease in net income of $49 million, or $0.06 per share on a basic and diluted basis, for the quarter.
For the year-to-date period of 2019, depreciation expense increased $280 million, and net income decreased by $218 million, or $0.25 per share on a basic and diluted basis, as a result of investments in property, plant and equipment, net of disposals and assets becoming fully depreciated. Depreciation expense decreased $212 million, and net income increased $165 million, or $0.19 per share on a basic and diluted basis, as a result of lengthening our estimated useful lives for various asset categories in the latter half of 2018. The combined effect of the foregoing was a net increase in depreciation expense of $68 million and a decrease in net income of $53 million, or $0.06 per share on a basic and diluted basis, for the nine month period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Purchased Transportation
The decrease in purchased transportation expense charged to us by third-party air, rail, ocean and truck carriers for the third quarter and year-to-date periods of 2019 was primarily driven by the following factors:

•
Freight Forwarding and Logistics expense decreased $135 million in the third quarter ($441 million year-to-date) due to decreases in both market rates and volume in truckload brokerage. Our international air freight forwarding business also experienced decreases in market rates and tonnage.

•	International Package expense decreased $25 million in the third quarter ($84 million year-to-date) primarily due to a favorable impact from currency exchange rate movements.

•	U.S. Domestic Package expense decreased $52 million in the third quarter ($93 million year-to-date) primarily due to lower overall usage of third-party transportation carriers.

•
UPS Freight expense increased $1 million in the third quarter ($11 million year-to-date) primarily due to increases in our Ground Freight Pricing product. These increases were partially offset by lower LTL shipments and lower fuel surcharges passed on to us by outside carriers.

•	Other purchased transportation expense decreased $21 million in the third quarter ($13 million year-to-date) due to changes in the number of leased and chartered aircraft.
Fuel
The decrease in fuel expense for the third quarter and year-to-date periods of 2019 was primarily due to lower jet fuel, diesel and gasoline prices in the third quarter. These decreases were partially offset by increased aircraft block hours and vehicle miles driven by increased U.S. Domestic package volume. Additionally, the year-to-date decrease was impacted by the receipt of alternative fuel tax credits in the first quarter of 2018 that did not repeat.
Other Occupancy
Other occupancy expense, and other occupancy expense excluding the year over year impact of transformation strategy costs, increased for the third quarter and year-to-date periods of 2019 primarily driven by additional operating facilities coming into service.
Other Expenses
Other expenses, and other expenses excluding the year over year impact of transformation strategy costs, increased for the third quarter and year-to-date periods of 2019. The increase is attributable to various items, including professional service fees, bad debt expense, technology equipment and software licenses, and adjustments to reserves for self-insured automobile liability claims. These increases were partially offset by a $40 million gain on the sale of surplus international property and lower travel and entertainment expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)

The following table sets forth investment income and other and interest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2019	2018	$	%	2019	2018	$	%
(dollars in millions)
Investment Income and Other	$237	$317	$(80)	(25.2)%	$672	$913	$(241)	(26.4)%
Interest Expense	(159)	(155)	(4)	2.6%	(487)	(457)	(30)	6.6%
Total Other Income and (Expense)	$78	$162	$(84)	(51.9)%	$185	$456	$(271)	(59.4)%
Investment Income and Other
The decrease in investment income and other for the third quarter and year-to-date periods of 2019 is primarily due to a decrease in pension income, which is comprised of expected returns on pension assets net of interest cost on projected benefit obligations. Expected returns on plan assets decreased as a result of the lower asset base due to negative asset returns in 2018, partially offset by the effects of higher discretionary contributions in 2019. Pension interest cost increased with higher year-end discount rates, ongoing plan growth and an increase in the projected benefit obligation as a result of the year-end measurement of our plans. Investment income increased primarily due to higher yields on invested assets and higher overall investment balances.
Interest Expense
The increase in interest expense in the third quarter and year-to-date periods of 2019 is primarily due to the issuance of new senior notes and higher average outstanding debt balances.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense

The following table sets forth income tax expense and our effective tax rate for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change	Change	Nine Months Ended September 30,		Change	Change
	2019	2018	$	%	2019	2018	$	%
(dollars in millions)
Income Tax Expense	$456	$381	$75	19.7%	$1,304	$1,138	$166	14.6%
Income Tax Impact of:
Transformation Strategy Costs	16	24	(8)	(33.3)%	50	87	(37)	(42.5)%
Adjusted Income Tax Expense	$472	$405	$67	16.5%	$1,354	$1,225	$129	10.5%
Effective Tax Rate	20.7%	20.2%			22.3%	20.8%
Adjusted Effective Tax Rate	20.8%	20.4%			22.4%	21.0%
For additional information on income tax expense and our effective tax rate, see note 16 to the unaudited, consolidated financial statements included in this report.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of September 30, 2019, we had $4.538 billion in cash, cash equivalents and marketable securities. We believe that our current cash position, access to capital markets and cash flows generated from operations should be adequate not only for operating requirements but also to enable us to complete our capital expenditure programs, transformation strategy and to fund dividend payments, share repurchases and long-term debt payments through the next several years. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund ongoing cash needs.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Nine Months Ended September 30,
	2019	2018
Net income	$4,546	$4,338
Non-cash operating activities (a)	2,920	2,964
Pension and postretirement benefit plan contributions (company-sponsored plans)	(2,321)	(137)
Hedge margin receivables and payables	389	171
Income tax receivables and payables	901	1,129
Changes in working capital and other non-current assets and liabilities	(696)	939
Other operating activities	(46)	18
Net cash from operating activities	$5,693	$9,422
___________________

(a)
Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts, amortization on operating lease assets, pension and postretirement benefit expense, stock compensation expense and other non-cash items.

Net cash from operating activities decreased $3.729 billion through the third quarter of 2019 compared to 2018, largely due to decreased net cash receipts from income taxes, changes in working capital, and higher pension and postretirement benefit plan contributions.
We made contributions to our company-sponsored pension and U.S. postretirement medical benefit plans totaling $2.321 billion during the first nine months of 2019 compared to $137 million in 2018. The net hedge margin collateral received from our derivative counterparties increased by $218 million in the first nine months of 2019, due to the change in net fair value of derivative contracts used in our currency and interest rate hedging programs. Cash received in respect of income taxes decreased in the first nine months of 2019, primarily due to the timing of deductions related to pension contributions. In addition to the transactions described above, operating cash flows was impacted by changes in our working capital management whereby payments from the fourth quarter of 2018 shifted certain payments into the first quarter of 2019 and accelerated growth in the business lifted overall working capital demand.
As of September 30, 2019, the total of our worldwide holdings of cash, cash equivalents and marketable securities was $4.538 billion, of which $2.185 billion was held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Nine Months Ended September 30,
	2019	2018
Net cash used in investing activities	$(4,027)	$(4,499)

Capital Expenditures:
Buildings, facilities and plant equipment	$(1,916)	$(2,287)
Aircraft and parts	(1,108)	(1,037)
Vehicles	(733)	(619)
Information technology	(579)	(547)
	$(4,336)	$(4,490)

Capital Expenditures as a % of Revenue	8.1%	8.6%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$61	$45
Net change in finance receivables	$8	$(7)
Net (purchases), sales and maturities of marketable securities	$330	$(22)
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(6)	$(2)
Other investing activities	$(84)	$(23)
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. We generally fund our capital expenditures with our cash from operations. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. In 2017, we began a multi-year investment program in our smart global logistics network which impacts all asset categories, with the largest investments in buildings, facilities and plant equipment. This investment program has continued in 2019, whereby we anticipate that our capital expenditures will be approximately $6.5 billion.
Capital expenditures on buildings, facilities and plant equipment decreased in the first nine months of 2019 compared to 2018 in our U.S. and International Package businesses, largely due to several facility automation and capacity expansion projects completed in 2018. Capital spending on aircraft increased compared to 2018 due to contract deposits on open aircraft orders, as well as final payments associated with the delivery of aircraft. Capital spending on vehicles increased in the first nine months of 2019 relative to 2018, largely due to the timing of vehicle replacements and expansion of the overall fleet to support volume growth.
Proceeds from the disposal of property, plant and equipment increased in 2019 due to the disposal of an international property in the third quarter of 2019. The net change in finance receivables was primarily due to reductions in our finance portfolios. Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will fluctuate from period to period.
Cash paid for business acquisitions in 2019 related to our acquisition of area franchise rights for The UPS Store, as well as other, small acquisitions in our International Small Package and Marken business units in the first nine months of 2019. Other investing activities are impacted by changes in our non-current investments and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities are as follows (amounts in millions, except per share data):

	Nine Months Ended September 30,
	2019	2018
Net cash used in financing activities	$(1,854)	$(4,260)
Share Repurchases:
Cash expended for shares repurchased	$(751)	$(770)
Number of shares repurchased	(7.0)	(6.6)
Shares outstanding at period end	858	859
Percent increase (decrease) in shares outstanding	0.0%	0.0%
Dividends:
Dividends declared per share	$2.88	$2.73
Cash expended for dividend payments	$(2,397)	$(2,260)
Borrowings:
Net borrowings (repayments) of debt principal	$1,291	$(1,147)
Other Financing Activities:
Cash received for common stock issuances	$161	$176
Other financing activities	$(158)	$(259)
Capitalization:
Total debt outstanding at period end	$23,901	$23,301
Total shareowners’ equity at period end	5,574	3,126
Total capitalization	$29,475	$26,427
Debt to Total Capitalization %	81.1%	88.2%

We repurchased a total of 7.0 million shares of class A and class B common stock for $753 million in the first nine months of 2019, and 6.6 million shares for $756 million in the first nine months of 2018. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements included in this report.
The declaration of dividends is subject to the discretion of the Board and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend payment to $0.96 per share in 2019, compared with a $0.91 quarterly dividend rate in 2018. We expect to continue paying regular cash dividends.
Issuances of debt in the first nine months of 2019 consisted of commercial paper and of fixed-rate senior notes of varying maturities totaling $3.0 billion. Repayments of debt consisted of commercial paper and $1 billion of 5.125% fixed-rate senior notes that matured in April 2019. Issuances of debt in the first nine months of 2018 consisted of commercial paper, and repayments consisted of commercial paper and $750 million of 5.50% fixed-rate senior notes that matured in January 2018. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Functional currency outstanding balance at quarter-end	Outstanding balance at quarter-end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2019
USD	$1,020	$1,020	$1,678	$1,678	2.35%
EUR	€949	$1,034	€846	$950	(0.37)%
Total		$2,054
The cash outflows in other financing activities were impacted by several factors. Net cash inflows from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $21 and $13 million during the first nine months of 2019 and 2018, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards were $177 and $250 million during the first nine months of 2019 and 2018, respectively.
Sources of Credit
See note 9 to the unaudited, consolidated financial statements for a discussion of our available credit and the financial covenants that we are subject to as part of our credit agreements.
Guarantees and Other Off-Balance Sheet Arrangements
Except as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
Legal Proceedings and Contingencies
See note 7 and note 11 to the unaudited, consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities, and note 16 for a discussion of income tax related matters.
Collective Bargaining Agreements
See note 7 to the unaudited, consolidated financial statements for a discussion of the status of our collective bargaining agreements.
Multiemployer Benefit Plans
See note 7 to the unaudited, consolidated financial statements for a discussion of our participation in multiemployer benefit plans.
Recent Accounting Pronouncements
Adoption of New Accounting Standards
See note 2 to the unaudited, consolidated financial statements for a discussion of recently adopted accounting standards.
Accounting Standards Issued But Not Yet Effective
See note 2 to the unaudited, consolidated financial statements for a discussion of accounting standards issued, but not yet effective.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rate Adjustments

On August 16, 2019, we announced peak surcharges for Over Maximum Limits and Large packages during select weeks from October 2019 through January 2020. We also announced peak surcharges for Additional Handling packages during select weeks from November 2019 through January 2020.
Effective August 26, 2019, the International Air-Import Fuel Surcharge increased by 1.0%. This surcharge continues to be based on the National Average U.S. Gulf Coast Jet Fuel Price and adjusted weekly.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates, interest rates and equity prices. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of commodity, foreign exchange and interest rate forward contracts, options and swaps. A discussion of our accounting policies for derivative instruments and further disclosures are provided in note 15 to the unaudited, consolidated financial statements.
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2019	December 31, 2018
Currency Derivatives	$637	$302
Interest Rate Derivatives	30	(8)
	$667	$294
As of September 30, 2019 and December 31, 2018, we had no outstanding commodity hedge positions.
Our market risks, hedging strategies and financial instrument positions at September 30, 2019 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. In 2019, we entered into several foreign exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forward contracts expire. We had foreign exchange options on the British Pound Sterling that expired during the first nine months of 2019. The remaining fair value changes between December 31, 2018 and September 30, 2019 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $713 million and were required to post $0 million in cash collateral with our counterparties as of September 30, 2019.
We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2018 is hereby incorporated by reference.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of material legal proceedings affecting us and our subsidiaries, see note 11 to the unaudited, consolidated financial statements included in this report.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of repurchases of our class A and class B common stock during the third quarter of 2019 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 31, 2019	0.8	$106.66	0.8	$2,750
August 1 – August 31, 2019	0.7	116.57	0.7	2,664
September 1 – September 30, 2019	0.7	120.34	0.7	2,586
Total July 1 – September 30, 2019	2.2	$114.01	2.2
_________________

(1)	Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion for shares of class A and class B common stock. We anticipate repurchasing approximately $1.0 billion of shares in 2019.
For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements included in this report.

Item 6.Exhibit

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

4.1	—	Form of 2.200% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 16, 2019).

4.2	—	Form of 2.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on August 16, 2019).

4.3	—	Form of 3.400% Senior Notes due 2049 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on August 16, 2019).

10.1	—	Employment offer letter agreement between the Company and Brian Newman, dated August 7, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 13, 2019).*

10.2	—	Protective Covenant Agreement between the Company and Brian Newman, dated August 7, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 13, 2019).*

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in iXBRL.

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	October 29, 2019	By:	/S/ RICHARD N. PERETZ
Richard N. Peretz
Senior Vice President
(Principal Financial Officer)