Form 10-Q
period 2020-03-31
UNITED PARCEL SERVICE INC
filed 2020-05-08
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number 001-15451
_____________________________________
United Parcel Service, Inc.
(Exact name of registrant as specified in its charter)

Delaware			58-2480149
(State or Other Jurisdiction of Incorporation or Organization)			(IRS Employer Identification No.)

55 Glenlake Parkway N.E.	Atlanta	Georgia	30328
(Address of Principal Executive Offices)			(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 158,059,668 Class A shares, and 704,116,869 Class B shares, with a par value of $0.01 per share, outstanding at April 23, 2020.

PART I. FINANCIAL INFORMATION

Cautionary Statement About Forward-Looking Statements
This report, our Annual Report on Form 10-K for the year ended December 31, 2019 and our other filings with the Securities and Exchange Commission contain and refer to “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements other than those of current or historical fact, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan,” and variations thereof, and similar terms, are intended to be forward-looking statements. Forward-looking statements are made subject to the safe harbor provisions of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience, present expectations or anticipated results. These risks and uncertainties, many of which are outside of our control, include, but are not limited to: uncertainties related to the impact of the COVID-19 pandemic on our business and operations, financial condition, financial results and financial position, our customers and suppliers, and on the global economy; changes in general economic conditions, in the U.S. or internationally; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; changes in the complex and stringent regulation in the U.S. and internationally (including tax laws and regulations); increased physical or data security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; results of negotiations and ratifications of labor contracts; strikes, work stoppages or slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in substantial impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; potential additional tax liabilities in the U.S. or internationally; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to realize the anticipated benefits from our transformation initiatives; cyclical and seasonal fluctuations in our operating results; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2019, this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of information contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2020 (unaudited) and December 31, 2019 (In millions)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$8,955	$5,238
Marketable securities	505	503
Accounts receivable	8,245	9,645
Less: Allowance for credit losses	(119)	(93)
Accounts receivable, net	8,126	9,552
Other current assets	1,803	1,810
Total Current Assets	19,389	17,103
Property, Plant and Equipment, Net	30,908	30,482
Operating Lease Right-Of-Use Assets	3,041	2,856
Goodwill	3,776	3,813
Intangible Assets, Net	2,176	2,167
Investments and Restricted Cash	23	24
Deferred Income Tax Assets	299	330
Other Non-Current Assets	1,283	1,082
Total Assets	$60,895	$57,857
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$4,405	$3,420
Current maturities of operating leases	526	538
Accounts payable	4,779	5,555
Accrued wages and withholdings	2,606	2,552
Self-insurance reserves	980	914
Accrued group welfare and retirement plan contributions	790	793
Other current liabilities	1,760	1,641
Total Current Liabilities	15,846	15,413
Long-Term Debt and Finance Leases	24,196	21,818
Non-Current Operating Leases	2,493	2,391
Pension and Postretirement Benefit Obligations	10,477	10,601
Deferred Income Tax Liabilities	1,787	1,632
Other Non-Current Liabilities	2,783	2,719
Shareowners’ Equity:
Class A common stock (158 and 156 shares issued in 2020 and 2019, respectively)	2	2
Class B common stock (703 and 701 shares issued in 2020 and 2019, respectively)	7	7
Additional paid-in capital	29	150
Retained earnings	9,137	9,105
Accumulated other comprehensive loss	(5,876)	(5,997)
Deferred compensation obligations	19	26
Less: Treasury stock (0.4 shares in 2020 and 2019)	(19)	(26)
Total Equity for Controlling Interests	3,299	3,267
Noncontrolling interests	14	16
Total Shareowners’ Equity	3,313	3,283
Total Liabilities and Shareowners’ Equity	$60,895	$57,857
See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$18,035	$17,160
Operating Expenses:
Compensation and benefits	10,086	9,317
Repairs and maintenance	563	434
Depreciation and amortization	648	568
Purchased transportation	2,931	2,966
Fuel	761	770
Other occupancy	383	371
Other expenses	1,591	1,340
Total Operating Expenses	16,963	15,766
Operating Profit	1,072	1,394
Other Income and (Expense):
Investment income and other	345	215
Interest expense	(167)	(169)
Total Other Income and (Expense)	178	46
Income Before Income Taxes	1,250	1,440
Income Tax Expense	285	329
Net Income	$965	$1,111
Basic Earnings Per Share	$1.12	$1.28
Diluted Earnings Per Share	$1.11	$1.28

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net Income	$965	$1,111
Change in foreign currency translation adjustment, net of tax	(141)	53
Change in unrealized gain (loss) on marketable securities, net of tax	2	4
Change in unrealized gain (loss) on cash flow hedges, net of tax	217	76
Change in unrecognized pension and postretirement benefit costs, net of tax	43	43
Comprehensive Income	$1,086	$1,287

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income	$965	$1,111
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	648	568
Pension and postretirement benefit expense	160	188
Pension and postretirement benefit contributions	(222)	(214)
Self-insurance reserves	124	(74)
Deferred tax (benefit) expense	86	78
Stock compensation expense	231	308
Other (gains) losses	33	40
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,223	1,301
Other assets	209	128
Accounts payable	(1,101)	(1,143)
Accrued wages and withholdings	83	(94)
Other liabilities	102	87
Other operating activities	9	(7)
Net cash from operating activities	2,550	2,277
Cash Flows From Investing Activities:
Capital expenditures	(933)	(1,514)
Proceeds from disposals of property, plant and equipment	1	4
Purchases of marketable securities	(80)	(248)
Sales and maturities of marketable securities	80	349
Net change in finance receivables	3	10
Cash paid for business acquisitions, net of cash and cash equivalents acquired	—	(1)
Other investing activities	(5)	(16)
Net cash used in investing activities	(934)	(1,416)
Cash Flows From Financing Activities:
Net change in short-term debt	(91)	(1,217)
Proceeds from long-term borrowings	4,253	2,141
Repayments of long-term borrowings	(687)	(439)
Purchases of common stock	(220)	(246)
Issuances of common stock	70	47
Dividends	(840)	(799)
Other financing activities	(318)	(182)
Net cash from (used in) financing activities	2,167	(695)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(65)	9
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,718	175
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	5,238	4,367
End of period	$8,956	$4,542

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
In our opinion, the accompanying interim, unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2020, our results of operations for the three months ended March 31, 2020 and 2019, and our cash flows for the three months ended March 31, 2020 and 2019. The results reported in these interim, unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The interim unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of March 31, 2020 and December 31, 2019. The fair values of our investment securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short- and long-term debt in note 9 and our derivative instruments in note 15. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
Use of Estimates
The preparation of the accompanying interim unaudited, consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of these financial statements, as well as the reported amounts of revenues and expenses during the reporting period.
Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration of the COVID-19 pandemic, and the resulting economic consequences, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time as a consequence of the effects of COVID-19.
Such changes could result in future impairments of goodwill, intangible assets, long-lived assets and investment securities, incremental credit losses on financial assets, decreases in the carrying amount of our tax assets, increases in our self-insurance liabilities or increases in our net pension obligations at the time of a measurement event.
For interim unaudited, consolidated financial statement purposes, we provide for accruals under our various employee benefit plans for each three month period based on one quarter of the estimated annual expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") introducing an expected credit loss methodology for the measurement of financial assets not accounted for at fair value. The methodology replaced the probable, incurred loss model for those assets. We adopted this standard on January 1, 2020. Upon adoption, we updated our process for calculating our allowance for credit losses to include reasonable and supportable forecasts that could affect expected collectability. In the first quarter of 2020, we increased our allowance for credit losses by $23 million based upon our current forecasts that reflect increased economic uncertainty resulting from the COVID-19 pandemic.
In January 2017, the FASB issued an ASU to simplify the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill using a hypothetical purchase price allocation. Under this ASU, goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We adopted this standard on January 1, 2020. Upon adoption, this ASU did not have a material impact on our consolidated financial position, results of operations or cash flows.
For accounting standards adopted in the period ended March 31, 2019, refer to note 1 to our audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
Other accounting pronouncements adopted during the periods covered by the unaudited, consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
In March 2020, the FASB issued an ASU to provide optional guidance to temporarily ease the potential burden in accounting for reference rate reform. The update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The guidance was effective upon issuance and generally can be applied through December 31, 2022. We are evaluating the impact of this update on our consolidated financial position, results of operations and cash flows.
Other accounting pronouncements issued, but not effective until after March 31, 2020, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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
Disaggregation of Revenue

	Three Months Ended March 31,
	2020	2019
Revenue:
Next Day Air	$2,055	$1,841
Deferred	1,197	1,089
Ground	8,204	7,550
U.S. Domestic Package	11,456	10,480

Domestic	688	690
Export	2,561	2,631
Cargo & Other	134	138
International Package	3,383	3,459

Forwarding	1,373	1,416
Logistics	845	832
Freight	766	773
Other	212	200
Supply Chain & Freight	3,196	3,221

Consolidated revenue	$18,035	$17,160

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In certain business units, such as Logistics, we sell customized, customer-specific solutions in which we integrate a complex set of tasks and components into a single capability (even if that single capability results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. In these cases we typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.
Satisfaction of Performance Obligations
We generally recognize revenue over time as we perform the services in the contract because of the continuous transfer of control to the customer. Our customers receive the benefit of our services as the goods are transported from one location to another. Further, if we were unable to complete delivery to the final location, another entity would not need to re-perform the transportation service already performed.
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
Accounts Receivable, Net
Accounts receivable, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Losses on accounts receivable are recognized when reasonable and supportable forecasts affect the expected collectability. This requires us to make our best estimate of the current expected losses inherent in our accounts receivable at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, forward looking indicators, trends in customer payment frequency and judgments about the probable effects of relevant observable data, including present and future economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk.
In the first quarter of 2020, we increased our allowance for credit losses by $23 million based upon current forecasts that reflect increased economic uncertainty resulting from the COVID-19 pandemic. Our allowance for credit losses as of March 31, 2020 and December 31, 2019 was $119 and $93 million, respectively. Our provision for credit losses charged to expense before recoveries during the quarters ended March 31, 2020 and 2019 was $69 and $37 million, respectively.
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
Contract assets related to in-transit packages were $222 and $272 million at March 31, 2020 and December 31, 2019, respectively, net of deferred revenue related to in-transit packages of $298 and $264 million at March 31, 2020 and December 31, 2019, respectively. Contract assets are included within "Other current assets" in the consolidated balance sheets. Short-term contract liabilities related to advance payments from customers were $7 million at both March 31, 2020 and December 31, 2019. Short-term contract liabilities are included within "Other current liabilities" in the consolidated balance sheets. Long-term contract liabilities related to advance payments from customers were $26 million at both March 31, 2020 and December 31, 2019. Long-term contract liabilities are included within "Other Non-Current Liabilities" in the consolidated balance sheets.

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
Management Incentive Award Program ("MIP")
We award Restricted Units under the MIP to certain eligible management employees. For Restricted Units granted under the MIP prior to 2019, vesting generally occurs ratably over a five-year period on January 15th of each of the years following the grant date (except in the case of death, disability or retirement, in which case immediate vesting occurs). The grant value is expensed on a straight-line basis (less estimated forfeitures) over the requisite service period (except in the case of death, disability or retirement, in which case immediate expensing occurs). These historical awards will continue to vest through 2023.
Beginning with the MIP grant in the first quarter of 2019, Restricted Units vest one year following the grant date (except in the case of death, disability or retirement, in which case immediate vesting occurs). The grant value is expensed on a straight-line basis (less estimated forfeitures) over the requisite service period (except in the case of death, disability or retirement, in which case immediate expensing occurs).
Based on the date that the eligible management population and performance targets were approved for the MIP, we determined the award measurement dates to be February 6, 2020 (for U.S.-based employees), February 12, 2020 (for management committee employees) and March 23, 2020 (for international-based employees); therefore, the Restricted Units awarded were valued for stock compensation expense purposes using the closing New York Stock Exchange ("NYSE") price of $106.51, $105.54 and $91.90 on those dates, respectively.
Long-Term Incentive Performance Award Program ("LTIP")
We award Restricted Units under the LTIP to certain eligible management employees. These Restricted Units generally vest at the end of a three-year performance period (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). For outstanding awards, the number of Restricted Units earned will be based on the achievement of the performance targets established on the grant date. These performance targets are equally-weighted among consolidated operating return on invested capital ("ROIC"), growth in currency-constant consolidated revenue and total shareholder return ("RTSR") relative to a peer group of companies.
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
There were no awards granted under the LTIP in the first quarter of 2020.
Based on the date that the eligible management employees and performance targets were approved for the 2019 LTIP award, we determined the award measurement date to be March 22, 2019; therefore, the target Restricted Units awarded for the ROIC and growth in currency-constant consolidated revenue portions of the award were valued for stock compensation expense using the closing NYSE price of $107.35 on that date.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
During the third quarter of 2019, we awarded a one-time grant of Restricted Units that will vest over the same period as the 2019 LTIP award. Based on the date that the Compensation Committee approved this award, we determined the award measurement date to be July 1, 2019; therefore, the target Restricted Units awarded for the ROIC and growth in currency-constant consolidated revenue portions of the award were valued for stock compensation expense using the closing NYSE price of $102.97 on that date.
The weighted-average assumptions used and the calculated weighted-average fair values of the RTSR portion of the LTIP awards granted in 2019 are as follows:

2019
Risk-free interest rate	2.23%
Expected volatility	19.64%
Weighted-average fair value of units granted	$123.44
Share payout	115.04%
There is no expected dividend yield as units earn dividend equivalents.
Non-Qualified Stock Options
We grant non-qualified stock option awards to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards generally vest over a five-year period with approximately 20% of the award vesting at each anniversary of the grant date (except in the case of death, disability or retirement, in which case immediate vesting occurs). The options granted expire 10 years after the date of the grant. In the first quarter of 2020, we granted 0.3 million stock options at a grant price of $105.54, which is based on the closing NYSE price on February 12, 2020. In the first quarter of 2019, we granted 0.3 million stock options at a grant price of $111.80, which is based on the closing NYSE price on February 14, 2019.
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used and the calculated weighted-average fair values of options granted in 2020 and 2019 are as follows:

	2020	2019
Expected dividend yield	3.47%	2.94%
Risk-free interest rate	1.50%	2.60%
Expected life (in years)	7.5	7.5
Expected volatility	18.64%	17.79%
Weighted-average fair value of options granted	$11.93	$16.34
Compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the three months ended March 31, 2020 and 2019 was $231 and $308 million pre-tax, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of March 31, 2020 and December 31, 2019 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2020:
Current trading marketable securities:
Corporate debt securities	$110	$—	$—	$110
Equity securities	2	—	—	2
Total trading marketable securities	112	—	—	112

Current available-for-sale securities:
U.S. government and agency debt securities	194	7	—	201
Mortgage and asset-backed debt securities	42	2	(1)	43
Corporate debt securities	138	1	(1)	138
Non-U.S. government debt securities	11	—	—	11
Total available-for-sale marketable securities	385	10	(2)	393

Total current marketable securities	$497	$10	$(2)	$505

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2019:
Current trading marketable securities:
Corporate debt securities	$112	$—	$—	$112
Equity securities	2	—	—	2
Total trading marketable securities	114	—	—	114

Current available-for-sale securities:
U.S. government and agency debt securities	191	2	—	193
Mortgage and asset-backed debt securities	46	1	—	47
Corporate debt securities	130	3	—	133
Non-U.S. government debt securities	16	—	—	16
Total available-for-sale marketable securities	383	6	—	389

Total current marketable securities	$497	$6	$—	$503
Investment Impairments
We have concluded that no material impairment losses existed as of March 31, 2020. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturity Information
The amortized cost and estimated fair value of marketable securities at March 31, 2020, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$125	$124
Due after one year through three years	323	330
Due after three years through five years	6	6
Due after five years	41	43
	495	503
Equity securities	2	2
	$497	$505
Non-Current Investments and Restricted Cash
We held a $19 and $21 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at March 31, 2020 and December 31, 2019, respectively. The quarterly change in investment fair value is recognized in "Investment income and other" in the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets of $2 and $3 million as of March 31, 2020 and December 31, 2019, respectively. We previously held various marketable securities and cash equivalents as collateral under an escrow agreement to guarantee our self-insurance obligations. In 2019 we liquidated this investment balance and pledged the required collateral with a surety bond. At March 31, 2020 and December 31, 2019, we had $1 and $0 million, respectively, in restricted cash.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions):

	March 31, 2020	December 31, 2019	March 31, 2019
Cash and cash equivalents	$8,955	$5,238	$4,399
Restricted cash	1	—	143
Total cash, cash equivalents and restricted cash	$8,956	$5,238	$4,542
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
March 31, 2020:
Marketable Securities:
U.S. government and agency debt securities	$201	$—	$—	$201
Mortgage and asset-backed debt securities	—	43	—	43
Corporate debt securities	—	248	—	248
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	11	—	11
Total marketable securities	201	304	—	505
Other non-current investments	19	—	—	19
Total	$220	$304	$—	$524

December 31, 2019:
Marketable Securities:
U.S. government and agency debt securities	$193	$—	$—	$193
Mortgage and asset-backed debt securities	—	47	—	47
Corporate debt securities	—	245	—	245
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	16	—	16
Total marketable securities	193	310	—	503
Other non-current investments	21	—	1	22
Total	$214	$310	$1	$525
There were no transfers of investments between Level 1 and Level 2 during the three months ended March 31, 2020 or 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2020 and December 31, 2019 consisted of the following (in millions):

	2020	2019
Vehicles	$10,309	$10,613
Aircraft	19,151	19,045
Land	2,088	2,087
Buildings	5,430	5,046
Building and leasehold improvements	4,804	4,898
Plant equipment	13,429	13,849
Technology equipment	2,601	2,206
Construction-in-progress	2,650	1,983
	60,462	59,727
Less: Accumulated depreciation and amortization	(29,554)	(29,245)
	$30,908	$30,482
Property, plant and equipment purchased on account was $743 million and $372 million as of March 31, 2020 and December 31, 2019, respectively.
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aircraft fuel prices and other factors. Additionally, we monitor all other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. No impairment charges on property, plant and equipment were recorded during the three months ended March 31, 2020 or 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about net periodic benefit cost for our company-sponsored pension and postretirement benefit plans is as follows for the three months ended March 31, 2020 and 2019 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2020	2019	2020	2019	2020	2019
Three Months Ended March 31:
Service cost	$464	$359	$7	$6	$16	$14
Interest cost	494	517	23	27	10	12
Expected return on assets	(888)	(782)	(2)	(2)	(21)	(19)
Amortization of prior service cost	55	54	2	2	—	—
Net periodic benefit cost	$125	$148	$30	$33	$5	$7
During the first three months of 2020, we contributed $19 and $203 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We currently expect to contribute approximately $1.1 billion over the remainder of the year to our pension benefit plans. Subject to market conditions, we continually evaluate opportunities for additional discretionary pension contributions.
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
As of March 31, 2020 and December 31, 2019 we had $843 and $845 million, respectively, recorded in "Other Non-Current Liabilities" as well as $7 million as of both March 31, 2020 and December 31, 2019, recorded in "Other current liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 43 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of March 31, 2020 and December 31, 2019 was $907 and $929 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In December 2014, Congress passed the Multiemployer Pension Reform Act (“MPRA”). This change in law for the first time permitted multiemployer pension plans to reduce benefit payments to retirees, subject to specific guidelines in the statute and government approval. In September 2015, the CSPF submitted a proposed pension benefit reduction plan to the U.S. Department of the Treasury (“Treasury”). In May 2016, Treasury rejected the proposed plan submitted by the CSPF. In the first quarter of 2018, Congress established a Joint Select Committee to develop a recommendation to improve the solvency of multiemployer plans and the Pension Benefit Guaranty Corporation (“PBGC”) before a November 30, 2018 deadline. While the Committee’s efforts failed to meet its deadline, the Committee made significant progress towards finding solutions that will address the long-term solvency of multiemployer pension plans. In the third quarter of 2019, the U.S. House of Representatives passed the Rehabilitation for Multiemployer Pensions Act of 2019 to provide assistance to critical and declining multiemployer pension plans. This bill is now with the U.S. Senate for consideration. UPS will continue to work with all stakeholders, including legislators and regulators, to implement an acceptable solution.
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
As such, our best estimate of the next most likely outcome at the December 31, 2019 measurement date was that the CSPF would submit and implement another benefit reduction plan under the MPRA during 2020. We believe any MPRA filing would be designed to forestall insolvency by reducing benefits to participants other than the UPS Transfer Group to the maximum extent permitted, and then reducing benefits to the UPS Transfer Group by a lesser amount.
We evaluated this outcome using a deterministic cash flow projection, reflecting updated estimated CSPF cash flows and investment earnings, the lack of legislative action and the absence of a MPRA filing by the CSPF in 2019. As a result, at the December 31, 2019 measurement date, the best estimate of our projected benefit obligation for coordinating benefits that may be required to be directly provided by the UPS/IBT Plan to the UPS Transfer Group was $2.6 billion.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Collective Bargaining Agreements
We have approximately 290,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. The current National Master Agreement ("NMA") was ratified on April 28, 2019, and runs through July 31, 2023. Most of the economic provisions of the NMA are retroactive to August 1, 2018, which is the effective date of the NMA. The UPS Freight business unit national master agreement was ratified on November 11, 2018.
We have approximately 2,900 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"). On March 31, 2020, a two-year contract extension was ratified by the IPA, resulting in the collective bargaining agreement becoming amendable September 1, 2023.
We have approximately 1,500 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2023. In addition, approximately 3,300 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). The collective bargaining agreement with the IAM runs through July 31, 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of March 31, 2020 and December 31, 2019 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2019:	$715	$416	$2,682	$3,813
Acquired	—	—	—	—
Currency / Other	—	(7)	(30)	(37)
March 31, 2020:	$715	$409	$2,652	$3,776
The change in goodwill for both the International Package and Supply Chain & Freight segments was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of March 31, 2020 and December 31, 2019 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2020:
Capitalized software	$4,198	$(2,734)	$1,464
Licenses	115	(71)	44
Franchise rights	146	(110)	36
Customer relationships	710	(287)	423
Trade name	200	—	200
Trademarks, patents and other	24	(15)	9
Total Intangible Assets, Net	$5,393	$(3,217)	$2,176
December 31, 2019:
Capitalized software	$4,125	$(2,704)	$1,421
Licenses	117	(64)	53
Franchise rights	146	(109)	37
Customer relationships	730	(282)	448
Trade name	200	—	200
Trademarks, patents and other	29	(21)	8
Total Intangible Assets, Net	$5,347	$(3,180)	$2,167
        As of March 31, 2020, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $4 million, which are deemed to be indefinite-lived intangible assets and are included in the table above. Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. There was no impairment of finite-lived assets in 2020 or 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of March 31, 2020 and December 31, 2019 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2020	2019
Commercial paper	$3,256	2020	$3,245	$3,234

Fixed-rate senior notes:
3.125% senior notes	1,500	2021	1,530	1,524
2.050% senior notes	700	2021	699	699
2.450% senior notes	1,000	2022	1,033	1,003
2.350% senior notes	600	2022	598	598
2.500% senior notes	1,000	2023	996	995
2.800% senior notes	500	2024	497	497
2.200% senior notes	400	2024	398	398
3.900% senior notes	1,000	2025	994	—
2.400% senior notes	500	2026	498	498
3.050% senior notes	1,000	2027	992	992
3.400% senior notes	750	2029	745	745
2.500% senior notes	400	2029	397	397
4.450% senior notes	750	2030	743	—
6.200% senior notes	1,500	2038	1,483	1,483
5.200% senior notes	500	2040	493	—
4.875% senior notes	500	2040	490	490
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	491	491
3.750% senior notes	1,150	2047	1,137	1,136
4.250% senior notes	750	2049	742	742
3.400% senior notes	700	2049	688	688
5.300% senior notes	1,250	2050	1,230	—
Floating-rate senior notes:
Floating-rate senior notes	350	2021	349	349
Floating-rate senior notes	400	2022	399	399
Floating-rate senior notes	500	2023	499	499
Floating-rate senior notes	1,041	2049-2067	1,028	1,028
8.375% Debentures:
8.375% debentures	424	2020	424	426
8.375% debentures	276	2030	281	281
Pound Sterling notes:
5.500% notes	82	2031	81	86
5.125% notes	562	2050	533	566
Euro senior notes:
0.375% notes	767	2023	764	779
1.625% notes	767	2025	764	779
1.000% notes	548	2028	545	556
1.500% notes	548	2032	545	556
Floating-rate senior notes	548	2020	548	559
Canadian senior notes:
2.125% notes	529	2024	527	571
Finance lease obligations	500	2020-2210	500	498
Facility notes and bonds	320	2029-2045	320	320
Other debt	7	2020-2025	7	8
Total debt	$28,750		28,601	25,238
Less: Current maturities			(4,405)	(3,420)
Long-term debt			$24,196	$21,818

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as of March 31, 2020: $2.3 billion with an average interest rate of 1.55% and €818 million ($896 million) with an average interest rate of -0.42%. As of March 31, 2020, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheets.
Debt Classification
We have classified our 3.125% senior notes due January 2021 with a principal balance of $1.5 billion as long-term debt based on our intent and ability to refinance the debt as of March 31, 2020. We have classified certain floating-rate senior notes that are putable by the note holders as long-term debt due to our intent and ability to refinance the debt if the put option is exercised by the note holders.
Debt Issuance
On March 24, 2020 we issued four series of notes, in the following principal amounts: $1.0 billion, $750 million, $500 million and$1.25 billion. These notes bear interest at 3.90%, 4.45%, 5.20% and 5.30%, respectively, and will mature on April 1, 2025, April 1, 2030, April 1, 2040 and April 1, 2050, respectively. Interest on the notes is payable semi-annually, beginning October 2020. Each series of notes is callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of scheduled payments of principal and interest, plus accrued and unpaid interest.
In such event, the present values of scheduled principal and interest payments are discounted to the redemption date on a semi-annual basis at the discount rate of the Treasury Rate plus 50 basis points, and are determined as follows:
•On the 3.90% notes, payments from the redemption date until one month prior to maturity
•On the 4.45% notes, payments from the redemption date until three months prior to maturity
•On the 5.20% and 5.30% notes, payments from the redemption date until six months prior to maturity
Sources of Credit
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $2.0 billion, and expires on December 8, 2020. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our one-year credit default swap spread, subject to a minimum rate of 0.25% and a maximum rate of 1.00%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of March 31, 2020.
The second agreement provides revolving credit facilities of $2.5 billion, and expires on December 11, 2023. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our one-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of March 31, 2020.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2020, and for all periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2020, 10% of net tangible assets was equivalent to $3.9 billion; however, we had no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $30.9 and $26.9 billion as of March 31, 2020 and December 31, 2019, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. LEASES
We recognize a right-of-use ("ROU") asset and lease liability for all leases. Some of our leases contain both lease and non-lease components, which we have elected to treat as a single lease component. We have also elected not to recognize leases that have an original lease term, including reasonably certain renewal or purchase options, of twelve months or less in our consolidated balance sheets for all classes of underlying assets. Lease costs for short-term leases are recognized on a straight-line basis over the lease term. We elected the package of transition practical expedients for existing contracts, which allowed us to carry forward our historical assessments of whether contracts are, or contain, leases, lease classification and determination of initial direct costs.
We lease property and equipment under finance and operating leases. We have finance and operating leases for package centers, airport facilities, warehouses, office space, aircraft, aircraft engines, information technology equipment (primarily mainframes, servers and copiers), vehicles and various other equipment used in operating our business. Certain leases for real estate and aircraft contain options to purchase, extend or terminate the lease. Determining the lease term and amount of lease payments to include in the calculation of the ROU asset and lease liability for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain, and if the optional period and payments should be included in the calculation of the associated ROU asset and lease liability. In making this determination, we consider all relevant economic factors that would compel us to exercise or not exercise an option.
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
Aircraft
In addition to the aircraft that we own, we have leases for 323 aircraft. Of these leased aircraft, 27 are classified as finance leases, 15 are classified as operating leases and the remaining 281 are classified as short-term leases. A majority of the obligations associated with the aircraft classified as finance leases have been legally defeased. Most of our long-term aircraft operating leases are operated by a third party to handle package and cargo volume in geographic regions where, due to government regulations, we are restricted from operating an airline.
In order to meet customers' needs, we charter aircraft to handle package and cargo volume on certain international trade lanes and domestic routes. Due to the nature of these agreements, primarily being that either party can cancel the agreement with short notice, we have classified these as short-term leases. Additionally, the lease payments associated with these charter agreements are variable in nature based on the number of hours flown.
Real Estate
We have operating and finance leases for package centers, airport facilities, warehouses, office space and expansion facilities utilized during peak shipping periods. Many of our leases contain charges for common area maintenance or other miscellaneous expenses that are updated based on landlord estimates. Due to this variability, the cash flows associated with these charges are not included in the minimum lease payments used in determining the ROU asset and associated lease liability.
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
The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$175	$157
Finance lease costs:
Amortization of assets	18	19
Interest on lease liabilities	5	5
Total finance lease costs	23	24
Variable lease costs	58	48
Short-term lease costs	203	230
Total lease costs	$459	$459

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental information related to leases and location within our consolidated balance sheets are as follows (in millions, except lease term and discount rate):

	March 31, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$3,041	$2,856

Current maturities of operating leases	$526	$538
Non-current operating leases	2,493	2,391
Total operating lease liabilities	$3,019	$2,929

Finance Leases:
Property, plant and equipment, net	$1,387	$1,502

Current maturities of long-term debt, commercial paper and finance leases	$181	$181
Long-term debt and finance leases	319	317
Total finance lease liabilities	$500	$498

Weighted average remaining lease term (in years):
Operating leases	9.6	9.7
Finance leases	8.6	8.9

Weighted average discount rate:
Operating leases	2.81%	2.78%
Finance leases	4.05%	4.03%
Supplemental cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$175	$153
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	6	4

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$305	$34
Finance leases	10	1

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of March 31, 2020 are as follows (in millions):

	Finance Leases	Operating Leases
2020	$191	$454
2021	47	576
2022	41	489
2023	39	397
2024	36	289
Thereafter	259	1,413
Total lease payments	613	3,618
Less: Imputed interest	(113)	(599)
Total lease obligations	500	3,019
Less: Current obligations	(181)	(526)
Long-term lease obligations	$319	$2,493
As of March 31, 2020, we have additional leases which have not commenced. These leases will commence when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained. These leases will commence in 2020.

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
Judicial Proceedings
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserted claims under various federal and state laws. The complaint also included a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. On March 24, 2017, the District Court issued an opinion and order finding liability against UPS on each of the plaintiffs’ causes of action. On May 25, 2017, the District Court issued a corrected opinion and order on liability and an order awarding the plaintiffs damages of $9 million and penalties of $238 million. Following an appeal, on November 7, 2019, the U.S. Court of Appeals for the Second Circuit issued an order awarding the plaintiffs damages of $19 million and penalties of $79 million. An accrual of $100 million with respect to this matter is included on our consolidated balance sheets at both March 31, 2020 and December 31, 2019. We estimate that the amount of losses could be up to $247 million, plus interest; however, the amount of penalties ultimately payable, if any, is subject to a variety of complex factors and potential outcomes that could be determined in future legal proceedings, which would include a petition for a writ of certiorari with the U.S. Supreme Court.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In August 2016, Spain’s National Markets and Competition Commission (“CNMC”) announced an investigation into 10 companies in the commercial delivery and parcel industry, including UPS, related to alleged nonaggression agreements to allocate customers. In May 2017, UPS received a Statement of Objections issued by the CNMC. In July 2017, UPS received a Proposed Decision from the CNMC. On March 8, 2018, the CNMC adopted a final decision, finding an infringement and imposing a fine on UPS of €19 million. UPS appealed the decision and in September 2018, obtained a suspension of the implementation of the decision (including payment of the fine). The appeal is pending. There are multiple factors that prevent us from being able to estimate a possible loss or range of losses, that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity including: (1) we are vigorously defending ourselves and believe that we have a number of meritorious legal defenses; and (2) there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Minority Interest
We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of March 31, 2020, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of March 31, 2020, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interest accounts for the three months ended March 31, 2020 and 2019 (in millions, except per share amounts):

Three Months Ended March 31:	2020		2019
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	156	$2	163	$2
Common stock purchases	—	—	(1)	—
Stock award plans	4	—	3	—
Common stock issuances	2	—	2	—
Conversions of class A to class B common stock	(4)	—	(3)	—
Class A shares issued at end of period	158	$2	164	$2
Class B Common Stock
Balance at beginning of period	701	$7	696	$7
Common stock purchases	(2)	—	(2)	—
Conversions of class A to class B common stock	4	—	3	—
Class B shares issued at end of period	703	7	697	7
Additional Paid-In Capital
Balance at beginning of period		$150		$—
Common stock purchases		(217)		(251)
Stock award plans		(67)		169
Common stock issuances		163		114
Option premiums paid		—		(5)
Balance at end of period		$29		$27
Retained Earnings
Balance at beginning of period		$9,105		8,006
Net income attributable to common shareowners		965		1,111
Dividends ($1.01 and $0.96 per share) (1)		(933)		(867)
Other		—		(1)
Balance at end of period		$9,137		$8,249
Non-Controlling Minority Interest
Balance at beginning of period		$16		$16
Change in non-controlling minority interest		(2)		2
Balance at end of period		$14		$18
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $93 and $68 million as of March 31, 2020 and March 31, 2019 respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion for shares of class A and class B common stock, which has no expiration date. As of March 31, 2020, we had $2.1 billion of this share repurchase authorization available.
Share repurchases may be in the form of accelerated share repurchase programs, open market purchases or other such methods as we deem appropriate. The timing of share repurchases will depend upon market conditions. Unless terminated earlier by the Board, the program will expire when we have purchased all shares authorized for repurchase under the program.
We repurchased 2.1 and 2.4 million shares of class A and class B common stock for $217 and $251 million during the three months ended March 31, 2020 and 2019 ($220 million and $246 million in repurchases for 2020 and 2019, respectively, are reported on the statements of consolidated cash flows due to the timing of settlements).
From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs may allow us to repurchase our shares at a price below the weighted average UPS share price for a given period. During the first quarter of 2020, we did not enter into any accelerated share repurchase transactions.
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We paid net premiums of $5 million during the first three months of 2019, related to entering into and settling capped call options for the purchase of class B shares. As of March 31, 2020, we had no capped call options outstanding.
On April 28, 2020 we announced our intention to suspend stock repurchases for the remainder of 2020.
Movements in Additional Paid-In Capital in respect of stock award plans comprise accruals for unvested awards, offset by adjustments for awards that vest during the period. The reduction in the first quarter of 2020 was driven by changes in the vesting schedule for certain of our awards.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)
We recognize activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three months ended March 31, 2020 and 2019 is as follows (in millions):

Three Months Ended March 31:	2020	2019
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,078)	$(1,126)
Translation adjustment (net of tax effect of $13 and $9)	(141)	53
Balance at end of period	(1,219)	(1,073)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	4	(2)
Current period changes in fair value (net of tax effect of $0 and $0)	2	4
Balance at end of period	6	2
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	112	40
Current period changes in fair value (net of tax effect of $83 and $28)	263	89
Reclassification to earnings (net of tax effect of $(15) and $(4))	(46)	(13)
Balance at end of period	329	116
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(5,035)	(3,906)
Reclassification to earnings (net of tax effect of $14 and $13)	43	43
Balance at end of period	(4,992)	(3,863)
Accumulated other comprehensive income (loss) at end of period	$(5,876)	$(4,818)

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three months ended March 31, 2020 and 2019 is as follows (in millions):

Three Months Ended March 31:
	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2020	2019
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(3)	(6)	Interest expense
Foreign exchange contracts	64	23	Revenue
Income tax (expense) benefit	(15)	(4)	Income tax expense
Impact on net income	46	13	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(57)	(56)	Investment income and other
Income tax (expense) benefit	14	13	Income tax expense
Impact on net income	(43)	(43)	Net income
Total amount reclassified for the period	$3	$(30)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the three months ended March 31, 2020 and 2019 is as follows (in millions):

Three Months Ended March 31:	2020		2019
	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$26		$32
Reinvested dividends		—		1
Benefit payments		(7)		(8)
Balance at end of period		$19		$25
Treasury Stock:
Balance at beginning of period	—	$(26)	(1)	$(32)
Reinvested dividends	—	—	—	(1)
Benefit payments	—	7	—	8
Balance at end of period	—	(19)	(1)	(25)

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
Supply Chain & Freight
Supply Chain & Freight includes Forwarding, Logistics, Coyote, Marken, UPS Mail Innovations, UPS Freight and other aggregated business units. Our Forwarding, Logistics and UPS Mail Innovations business units provide services in more than 200 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, distribution and post-sales services, mail and consulting services. UPS Freight offers a variety of less-than-truckload ("LTL") and truckload ("TL") services to customers in North America. Coyote offers truckload brokerage services primarily in the United States. Marken is a global provider of supply chain solutions to the life sciences industry. Other aggregated business units within this segment include The UPS Store and UPS Capital.
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income and other, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies included in the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, and in the "Results of Operations - Segment Review" section of Management's Discussion and Analysis included in this report. Certain expenses are allocated between the segments using activity-based costing methods.
Segment information for the three months ended March 31, 2020 and 2019 is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Revenue:
U.S. Domestic Package	$11,456	$10,480
International Package	3,383	3,459
Supply Chain & Freight	3,196	3,221
Consolidated	$18,035	$17,160
Operating Profit:
U.S. Domestic Package	$364	$666
International Package	551	528
Supply Chain & Freight	157	200
Consolidated	$1,072	$1,394

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to common shareowners	$965	$1,111
Denominator:
Weighted average shares	858	860
Deferred compensation obligations	—	1
Vested portion of restricted units	6	5
Denominator for basic earnings per share	864	866
Effect of dilutive securities:
Restricted units	5	3
Stock options	—	—
Denominator for diluted earnings per share	869	869
Basic earnings per share	$1.12	$1.28
Diluted earnings per share	$1.11	$1.28
Diluted earnings per share for the three months ended March 31, 2020 and 2019 excluded the effect of 1.2 and 0.9 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
At March 31, 2020 and December 31, 2019, we held cash collateral of $706 and $495 million, respectively, under these agreements; this collateral is included in "Cash and cash equivalents" in the consolidated balance sheets and its use by UPS is not restricted. At each of March 31, 2020 and December 31, 2019, respectively, no additional collateral was required to be posted with our counterparties.
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
At March 31, 2020 and December 31, 2019 there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions.
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

Outstanding Positions
As of March 31, 2020 and December 31, 2019, the notional amounts of our outstanding derivative positions were as follows (in millions):

	March 31, 2020		December 31, 2019
Currency hedges:
Euro	EUR	4,018	EUR	4,571
British Pound Sterling	GBP	1,399	GBP	1,494
Canadian Dollar	CAD	1,369	CAD	1,402
Hong Kong Dollar	HKD	3,270	HKD	3,327

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	3,674	USD	3,674
Floating to Fixed Interest Rate Swaps	USD	778	USD	778
As of March 31, 2020 and December 31, 2019, we had no outstanding commodity hedge positions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Recognition
The following table indicates the location in the consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives (in millions).
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in the consolidated balance sheets. The columns labeled "Net Amounts if Right of Offset had been Applied" indicate the potential net fair value positions by type of contract and location in the consolidated balance sheets had we elected to apply the right of offset:

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$230	$138	$229	$131
Interest rate contracts	Other current assets	Level 2	24	2	24	2
Foreign exchange contracts	Other non-current assets	Level 2	427	252	426	236
Interest rate contracts	Other non-current assets	Level 2	34	21	31	20
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	3	7	3	7
Interest rate contracts	Other current assets	Level 2	15	—	13	—
Interest rate contracts	Other non-current assets	Level 2	—	12	—	11
Total Asset Derivatives			$733	$432	$726	$407

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$1	$7	$—	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	1	16	—	—
Interest rate contracts	Other non-current liabilities	Level 2	15	11	12	10
Derivatives not designated as hedges:
Interest rate contracts	Other current liabilities	Level 2	8	—	6	—
Interest rate contracts	Other non- current liabilities	Level 2	—	3	—	2
Total Liability Derivatives			$25	$37	$18	$12
Our foreign exchange, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2. At March 31, 2020 and December 31, 2019 we did not have any derivatives that were classified as Level 1 (valued using quoted prices in active markets for identical assets) or Level 3 (valued using significant unobservable inputs).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of March 31, 2020 and December 31, 2019 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	March 31, 2020	March 31, 2020	December 31, 2019	December 31, 2019
Long-term debt and finance leases	$3,267	$73	$3,234	$40
The cumulative amount of fair value hedging losses remaining for any hedged assets and liabilities for which hedge accounting has been discontinued as of March 31, 2020 is $14 million. These amounts will be recognized over the next 11 years.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and (losses) that have been recognized in the income statement for the fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2020		2019
	Revenue	Interest Expense	Revenue	Interest Expense
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$(36)	$—	$(15)
Derivatives designated as hedging instruments	—	36	—	15
Gains or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(3)	—	(6)
Foreign Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	64	—	23	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$64	$(3)	$23	$(6)

The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the three months ended March 31, 2020 and 2019 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended March 31:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2020	2019
Interest rate contracts	$(1)	$13
Foreign exchange contracts	347	104
Total	$346	$117

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2020, there were $293 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12 month period ending March 31, 2021. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 13 years.
The following table indicates the amount of gains and (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three months ended March 31, 2020 and 2019 for those instruments designated as net investment hedges (in millions):

Three Months Ended March 31:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2020	2019
Foreign denominated debt	$150	$73
Total	$150	$73

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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three months ended March 31, 2020 and 2019 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2020	2019
Three Months Ended March 31:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange contracts	Investment income and other	(51)	(1)
Total		$(53)	$(3)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. INCOME TAXES
Our effective tax rate for both the three months ended March 31, 2020 and March 31, 2019 was approximately 22.8%. The recognition in income tax of excess tax benefits related to share-based compensation reduced our effective rate by 0.7% for the three months ended March 31, 2020 compared to 0.4% in the same period of 2019. Other items that impacted our effective tax rate in the first quarter of 2020 compared to 2019 include unfavorable changes in uncertain tax positions.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, we have recognized liabilities for uncertain tax positions. We reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, an estimate of the range of reasonably possible outcomes cannot be made. Items that may cause changes to unrecognized tax benefits include the timing of interest deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statutes of limitations, additional regulatory guidance on the Tax Cuts and Jobs Act or other unforeseen circumstances.
As discussed in note 17, we recognized pre-tax transformation strategy costs of $45 million in the first quarter of 2020 compared to $123 million in the first quarter of 2019. As a result, we recorded an additional income tax benefit of $10 million in the first quarter of 2020 compared to $30 million in the first quarter of 2019. This benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate primarily due to the effect of U.S. state and local taxes and foreign taxes.

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
The table below presents the transformation strategy costs for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Transformation Strategy Costs:
Compensation and benefits	$12	$106
Total other expenses	33	17
Total Transformation Strategy Costs	$45	$123

Income Tax Benefit from Transformation Strategy Costs	(10)	(30)
After Tax Transformation Strategy Costs	$35	$93
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
During the first quarter of 2020, a pandemic caused by a novel strain of coronavirus ("COVID-19") and the resulting actions taken by governments around the world to attempt to contain the spread of the virus impacted our business globally. In particular, shutdowns and other restrictions implemented in many countries impacted the overall mix of demand for our services, with business-to-business activity declining and business-to-consumer activity increasing significantly as consumers migrated online.
This change in customer and product mix impacted our U.S. Domestic operations in particular, with revenue per piece declining. In addition, expenses reflect increases in average daily union hours, lower delivery density, higher average daily miles and increased average daily delivery stops. These factors weighed on our overall operating profit for the quarter.
We expect the elevated level of residential deliveries to continue, although we are unable to predict how long these circumstances will persist. If we are unable to adjust our costs in response to the lower delivery density resulting from this change in mix, operating margins may be compressed, both in the U.S. and internationally.
In our Supply Chain & Freight segment, margins are strongly influenced by the market rates at which we can buy and sell transportation services. If customer demand weakens and market capacity continues to be constrained, our buy-sell spreads may narrow, resulting in lower overall operating margins.
Toward the end of the quarter, we also experienced impacts on our accounts receivable collections as the effects of shutdowns in response to the COVID-19 pandemic disrupted global business activity. As a result, we recorded an incremental allowance for credit losses of $23 million. As global macroeconomic trends evolve, it is possible that we will experience further adverse developments in our allowances for credit losses or be required to recognize impairments of goodwill or other long-lived assets. Separately, we may also continue to experience adverse developments in our casualty self-insurance reserves.
We believe that we remain well positioned for long-term growth, however we cannot reasonably estimate the duration or severity of this pandemic or its ultimate impact on the global economy and our business results and liquidity. For additional information on these risks and uncertainties, see Part II, Item 1A "Risk Factors" in this report.
Highlights of our consolidated results for the first quarter follow:

	Three Months Ended March 31,		Change
	2020	2019	$	%
Revenue (in millions)	$18,035	$17,160	$875	5.1%
Operating Expenses (in millions)	16,963	15,766	1,197	7.6%
Operating Profit (in millions)	$1,072	$1,394	$(322)	(23.1)%
Operating Margin	5.9%	8.1%
Net Income (in millions)	$965	$1,111	$(146)	(13.1)%
Basic Earnings Per Share	$1.12	$1.28	$(0.16)	(12.5)%
Diluted Earnings Per Share	$1.11	$1.28	$(0.17)	(13.3)%

Average Daily Package Volume (in thousands)	21,125	19,770		6.9%
Average Revenue Per Piece	$10.88	$11.08	$(0.20)	(1.8)%

•Consolidated revenue increased 5.1%, driven by growth in business-to-consumer shipments.
•Average daily package volume increased 6.9%, primarily driven by increases in our U.S. Domestic Package segment.
•In our U.S. Domestic Package segment, average revenue per piece decreased as a result of changes in customer and product mix and lower average billable weight per piece. Currency movements negatively impacted revenue per piece in our International Package segment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•Operating expenses increased primarily due to the shift in customer and product mix described above and higher casualty self-insurance accruals.
•Operating profit and margin decreased.
•We reported net income of $965 million and diluted earnings per share of $1.11. Excluding the after-tax impact of transformation strategy costs of $35 million, adjusted diluted earnings per share was $1.15.
•Net cash from operations increased $273 million to $2.6 billion. In response to ongoing economic uncertainties, we have reduced our anticipated capital expenditures by $1.0 billion for 2020. In addition, we have suspended our stock repurchase program for the remainder of the year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supplemental Information - Items Affecting Comparability
We supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures including "adjusted" compensation and benefits, operating expenses, operating profit, operating margin, other income (expense), income before income taxes, income tax expense, effective tax rate, net income and earnings per share. We believe that these non-GAAP measures provide additional meaningful information to assist users of our financial statements in understanding our financial results and assessing our ongoing performance, because they exclude items that may not be indicative of, or are unrelated to, our underlying operations, and may provide a useful baseline for analyzing trends in our underlying businesses. Additionally, these non-GAAP measures are used internally by management for the determination of incentive compensation awards, business unit operating performance analysis and business unit resource allocation.
Amounts presented on an adjusted basis reflect the following:

	Three Months Ended March 31,
Non-GAAP Adjustments	2020	2019
Operating Expenses:
Transformation Strategy Costs	$45	$123
Total Adjustments to Operating Expenses	45	123
Income Tax Benefit from Transformation Strategy Costs	(10)	(30)
Total Adjustments to Net Income	$35	$93
For additional information regarding our transformation strategy costs, see note 17 to the unaudited, consolidated financial statements included in this report.
We also supplement the reporting of revenue, revenue per piece and operating profit with non-GAAP measures that exclude the period over period impact of foreign currency exchange rate changes and hedging activities. We believe currency-neutral revenue, revenue per piece and operating profit information allows users of our financial statements to understand growth trends in our products and results. We evaluate the performance of our International Package and Supply Chain & Freight segments on this currency-neutral basis.
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
Non-GAAP financial measures should not be considered in isolation or as a substitute for the related GAAP measures. Our non-GAAP financial measures may differ from similar measures used by other companies.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Segment Review
The results and discussions that follow are reflective of how our executive management monitors and evaluates the performance of our reporting segments.
Certain operating expenses are allocated among our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense that is attributed to each segment. Changes in these estimates would directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our business. Beginning in 2020, we updated our cost allocation methodology for the Ground with Freight Pricing ("GFP") product. The cost associated with GFP that is allocated from the U.S. Domestic Package segment to UPS Freight, within the Supply Chain & Freight segment, was adjusted to better reflect operational activities associated with this product. As a result, an additional $3 million of expense was allocated to UPS Freight for the quarter ended March 31, 2020. There were no significant changes in our expense allocation methodologies in 2019.
We are monitoring the impact of COVID-19 on the fair value of our reporting units and indefinite-lived intangible assets. As of March 31, 2020, we concluded that no events had occurred that would more likely than not reduce the fair value of any reporting unit or indefinite-lived intangible asset below its carrying value as of that date. However, the economic outlook is uncertain. If our future expectations for revenue, earnings and cash flows from our reporting units decrease, it is reasonably possible that goodwill or indefinite-lived intangible assets in one or more of these reporting units could be impaired.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended March 31,		Change
	2020	2019	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,883	1,563		20.5%
Deferred	1,492	1,384		7.8%
Ground	14,669	13,684		7.2%
Total Average Daily Package Volume	18,044	16,631		8.5%
Average Revenue Per Piece:
Next Day Air	$17.05	$18.70	$(1.65)	(8.8)%
Deferred	12.54	12.49	0.05	0.4%
Ground	8.74	8.76	(0.02)	(0.2)%
Total Average Revenue Per Piece	$9.92	$10.00	$(0.08)	(0.8)%
Operating Days in Period	64	63
Revenue (in millions):
Next Day Air	$2,055	$1,841	$214	11.6%
Deferred	1,197	1,089	108	9.9%
Ground	8,204	7,550	654	8.7%
Total Revenue	$11,456	$10,480	$976	9.3%
Operating Expenses (in millions):
Operating Expenses	$11,092	$9,814	$1,278	13.0%
Transformation Strategy Costs	(37)	(28)	(9)	32.1%
Adjusted Operating Expense	$11,055	$9,786	$1,269	13.0%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$364	$666	$(302)	(45.3)%
Adjusted Operating Profit	$401	$694	$(293)	(42.2)%
Operating Margin	3.2%	6.4%
Adjusted Operating Margin	3.5%	6.6%
Revenue
The change in overall revenue was due to the following factors:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
First quarter 2020 vs. 2019	10.2%	(0.8)%	(0.1)%	9.3%
Volume
Volume increased across all products in the first quarter of 2020, led by strong growth in our Next Day Air services driven by one additional operating day and the continuing structural shift to faster delivery options in e-commerce. Growth was driven primarily from a number of large customers, including Amazon. Volume from small- and medium-sized business customers remained flat, largely due to the widespread shutdown measures initiated in response to the COVID-19 pandemic.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Business-to-consumer shipments, which represented approximately 55% of the total U.S. Domestic Package average daily volume in the quarter, as compared to approximately 50% in the first quarter of 2019, grew 19.0% driven by growth in e-commerce. In particular, we experienced a significant increase in business-to-consumer volume late in the quarter as restrictions implemented in response to COVID-19 drove more consumers online. Business-to-business shipments decreased 1.9%, driven by lower volume in our ground products as a result of declines in returns services; in part offset by growth in our air products.
Within our air products, overall average daily volume increased in the first quarter of 2020 for both our Next Day Air and Deferred services. Strong air volume growth continued primarily in residential Next Day Air and Second Day Package products, as consumers and businesses continued to demand faster e-commerce delivery options. This demand further increased in the last month of the quarter, as the impacts of COVID-19 drove a significant increase in business-to-consumer volume. This growth was slightly offset by declines in Second Day Letter volume due to shifts in customer preferences.
Residential ground volume also increased in the first quarter of 2020, driven by changes in customer mix resulting from continued growth in e-commerce, which also intensified as COVID-19 restrictions came into effect. Ground commercial volume declined in the latter part of the first quarter as many businesses closed in response to government restrictions.
Rates and Product Mix
Overall revenue per piece decreased for the first quarter of 2020 due to changes in customer and product mix and fuel surcharge rates, partially offset by changes in base rates.
Revenue per piece for ground and air products was positively impacted by a base rate increase in December 2019. Ground rates and air services rates increased an average net 4.9%.
Revenue per piece for our Next Day Air products decreased in the first quarter of 2020. This decrease was primarily driven by a shift in customer and product mix and a decrease in average billable weight per piece, which was partially offset by the increase in base rates described above.
Revenue per piece for our Deferred products increased slightly in the first quarter of 2020 due to the increase in base rates, partially offset by a shift in customer and product mix and a decrease in average billable weight per piece.
Revenue per piece for our Ground products decreased slightly for the first quarter primarily due to customer mix and a decrease in average billable weight per piece, partially offset by base rate increases and product mix.
Fuel Surcharges
We apply a fuel surcharge to domestic air and ground services that is adjusted weekly. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Based on published rates, the average fuel surcharges for domestic air and ground products were as follows:

	Three Months Ended March 31,		Change
	2020	2019	% Point
Next Day Air / Deferred	5.9%	7.2%	(1.3)%
Ground	7.2%	7.1%	0.1%
Effective March 2, 2020, the fuel surcharges for U.S. air and ground services increased.
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges are only one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and additional charges, for these services and the pricing discounts offered.
Total domestic fuel surcharge revenue decreased by $6 million in the first quarter of 2020 as a result of lower fuel surcharge indices, largely offset by increases in package volume and shifts in product mix.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year over year impact of transformation strategy costs, increased in the first quarter of 2020, primarily due to pickup and delivery costs (up $723 million), the costs of operating our domestic integrated air and ground network (up $284 million), the costs of package sorting (up $156 million) and other indirect operating costs (up $106 million). The increase in expense was driven by several factors:
•Higher employee compensation and benefit costs largely resulting from:
◦volume growth driven by an increase in business-to-consumer shipments, which resulted in an increase in average daily union labor hours of 8.6%;
◦union pay rate increases; and
◦growth in the overall size of the workforce.
We incurred higher employee benefit expenses due to additional headcount, contractual contribution rate increases to union multiemployer plans, changes in benefit eligibility for certain union employees and higher service costs for our company-sponsored pension and postretirement plans, primarily driven by lower discount rates used to measure the projected benefit obligations of these plans. Workers' compensation expense increased $102 million as a result of additional headcount, medical and wage inflation and claims experience.
•Higher costs for outside contract carriers were driven by enhancements to our network.
•Self-insured automobile liability losses increased by $102 million compared to the first quarter of 2019 due to business growth and increases in both the frequency and severity of incidents. Insurance reserves are established based on actuarial estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not reported, and take into account a number of factors including our history of claim losses, total miles driven and the impact of safety improvement initiatives.
Total cost per piece, and total cost per piece excluding the impact of transformation strategy costs, increased 2.5% for the first quarter of 2020. Cost per piece increased as the elevated level of residential deliveries, driven by restrictions introduced in response to COVID-19, negatively impacted our delivery density, particularly during March. This contributed to a 14.9% increase in package delivery stops per day and a 9.4% increase in average daily miles.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $302 million for the first quarter of 2020, with operating margins decreasing 320 basis points to 3.2%. Excluding the year over year impact of transformation strategy costs, adjusted operating profit decreased $293 million for the first quarter, with adjusted operating margins decreasing 310 basis points to 3.5%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended March 31,		Change
	2020	2019	$	%
Average Daily Package Volume (in thousands):
Domestic	1,668	1,688		(1.2)%
Export	1,413	1,451		(2.6)%
Total Average Daily Package Volume	3,081	3,139		(1.8)%
Average Revenue Per Piece:
Domestic	$6.44	$6.49	$(0.05)	(0.8)%
Export	28.32	28.78	(0.46)	(1.6)%
Total Average Revenue Per Piece	$16.48	$16.79	$(0.31)	(1.8)%
Operating Days in Period	64	63
Revenue (in millions):
Domestic	$688	$690	$(2)	(0.3)%
Export	2,561	2,631	(70)	(2.7)%
Cargo and Other	134	138	(4)	(2.9)%
Total Revenue	$3,383	$3,459	$(76)	(2.2)%
Operating Expenses (in millions):
Operating Expenses	$2,832	$2,931	$(99)	(3.4)%
Transformation Strategy Costs	(7)	(84)	77	(91.7)%
Adjusted Operating Expenses	$2,825	$2,847	$(22)	(0.8)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$551	$528	$23	4.4%
Adjusted Operating Profit	$558	$612	$(54)	(8.8)%
Operating Margin	16.3%	15.3%
Adjusted Operating Margin	16.5%	17.7%
Currency Benefit / (Cost) – (in millions)*:
Revenue				$(19)
Operating Expenses				41
Operating Profit				$22
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
First quarter 2020 vs. 2019	(0.3)%	(1.3)%	—%	(0.6)%	(2.2)%

Volume
Average daily volume decreased in the first quarter of 2020 for both domestic and export products. Business-to-consumer volume increased throughout the first quarter, with notably strong growth in March, as isolation measures introduced by many countries in response to COVID-19 drove consumers online. This growth was more than offset by a decrease in business-to-business shipments as the pandemic negatively impacted business operations globally.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Average daily volume was impacted by lower demand across a number of sectors, particularly manufacturing and technology. These declines were partially offset by higher demand in the online retail and government sectors.
Export volume decreased in the first quarter of 2020 across most major trade lanes. Exports from China grew strongly in March, as China began to resume economic activity following the widespread shutdown triggered by COVID-19. However, these gains were not significant enough to overcome the large declines experienced elsewhere. Export volume for the quarter grew slightly in our non-premium expedited and standard products such as Worldwide Expedited and Transborder Standard, offset by larger declines in our premium Worldwide and Transborder Express services.
Domestic volume also decreased in the majority of our markets in the first quarter of 2020 as a result of the COVID-19 pandemic. The decline in domestic volumes was driven by Europe, with significant declines occurring in the second half of March.
Rates and Product Mix
In December 2019 we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Total average revenue per piece decreased 1.8% in the first quarter of 2020, of which 0.5% was attributable to currency movements. Excluding the impact of currency, revenue per piece decreased 1.3%. Revenue per piece for the first quarter was negatively impacted by declines in fuel surcharge indices, as well as the continued shift from our premium to non-premium products.
Domestic revenue per piece decreased 0.8% in the first quarter of 2020, of which 1.7% was attributable to currency movements. Excluding the impact of currency, revenue per piece increased 0.9% due to increases in base rates.
Export revenue per piece decreased 1.6% in the first quarter of 2020, of which 0.2% was attributable to currency movements. Excluding the impact of currency, revenue per piece decreased 1.4%. In the first quarter, the trend towards our non-premium services drove a decrease in export revenue per piece which more than offset base rate increases.
We are implementing changes to our international rates to better reflect the rapidly changing environment. We constantly monitor rates and makes adjustments where feasible.
Fuel Surcharges
We apply fuel surcharges on our international air and ground services. The fuel surcharges for international air services originating inside or outside the United States are largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground products originating outside the United States are indexed to fuel prices in the region or country where the shipment originates.
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges and the pricing discounts offered. Total international fuel surcharge revenue decreased $7 million in the first quarter of 2020 due to the overall decrease in volume and declines in fuel surcharge indices.
Operating Expenses
Operating expenses, and operating expenses excluding the year over year impact of transformation strategy costs, decreased in the first quarter of 2020. These decreases were the result of effective management of network capacity and cost in response to lower volumes within our air, ground and local pickup and delivery networks, combined with lower fuel prices and favorable currency exchange rate movements.
In addition to variability in usage and market prices, the manner in which we purchase fuel also influences the net impact of fuel costs on our results. The majority of our contracts for fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for fuel. Because of this, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The costs of operating our integrated international air and ground network decreased $32 million in the first quarter of 2020. This was driven by a 2.7% decrease in aircraft block hours resulting from lower package volume, together with lower fuel prices. Pickup and delivery costs increased $5 million due to shifts in customer and product mix. The remaining decrease in operating expenses in the first quarter was largely attributable to changes in other employee benefits costs and favorable currency exchange rate movements.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $23 million in the first quarter of 2020, with operating margin increasing 100 basis points to 16.3%. Excluding the year over year impact of transformation strategy costs, adjusted operating profit decreased for the first quarter of 2020, with adjusted operating margin down 120 basis points to 16.5%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended March 31,		Change
	2020	2019	$	%
Freight LTL Statistics:
Revenue (in millions)	$637	$635	$2	0.3%
Revenue Per Hundredweight	$26.50	$26.10	$0.40	1.5%
Shipments (in thousands)	2,225	2,183		1.9%
Shipments Per Day (in thousands)	34.8	34.7		0.3%
Gross Weight Hauled (in millions of lbs)	2,404	2,433		(1.2)%
Weight Per Shipment (in lbs)	1,081	1,115		(3.0)%
Operating Days in Period	64	63
Revenue (in millions):
Forwarding	$1,373	$1,416	$(43)	(3.0)%
Logistics	845	832	13	1.6%
Freight	766	773	(7)	(0.9)%
Other	212	200	12	6.0%
Total Revenue	$3,196	$3,221	$(25)	(0.8)%
Operating Expenses (in millions):
Operating Expenses	$3,039	$3,021	$18	0.6%
Transformation Strategy Costs	(1)	(11)	10	(90.9)%
Adjusted Operating Expenses:	$3,038	$3,010	$28	0.9%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$157	$200	$(43)	(21.5)%
Adjusted Operating Profit	$158	$211	$(53)	(25.1)%
Operating Margin	4.9%	6.2%
Adjusted Operating Margin	4.9%	6.6%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(48)
Operating Expenses			47
Operating Profit			$(1)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended March 31,		Change
	2020	2019	$	%
Transformation Strategy Costs (in millions):
Forwarding	$1	$5	$(4)	(80.0)%
Logistics	—	6	(6)	(100.0)%
Total Transformation Strategy Costs	$1	$11	$(10)	(90.9)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue for the Supply Chain & Freight segment decreased $25 million in the first quarter of 2020 compared with 2019.
Forwarding revenue decreased primarily due to an overall decline in market demand that was driven by continuing trade uncertainties and the COVID-19 pandemic. This led to lower tonnage and volume in our North American air freight and ocean freight forwarding businesses, as well as declines in rates charged to our customers. In addition, market pricing pressure in the truckload brokerage market contributed to the decline in revenue. These decreases were partially offset by an increase in revenue in our international air freight forwarding business. Volume on Asia-outbound lanes began to recover in March following declines in the first two months of the quarter that were driven by shutdowns initiated in response to COVID-19.
Logistics revenue increased due to volume growth in the healthcare sector, partly resulting from increased demand for healthcare logistics and distribution solutions in response to COVID-19. In addition, our mail services business experienced revenue growth due to a favorable shift in product mix. Revenue from most other sectors declined as the economic impacts of the pandemic spread to Europe and North America toward the end of the quarter.
UPS Freight revenue decreased as a result of volume and revenue declines in our truckload product. These decreases were partially offset by an increase in LTL revenue per hundredweight and average daily LTL shipments. The increase in LTL revenue per hundredweight was largely due to base rate increases that took effect in March 2020. While the impact of COVID-19 resulted in volume declines for our GFP product, revenue from this product remained flat year over year due to overall rate increases.
Operating Expenses
Total operating expenses for the Supply Chain & Freight segment, and operating expenses excluding the year over year impact of transformation strategy costs, increased in the first quarter of 2020.
Forwarding operating expenses decreased $5 million. Purchased transportation expense increased, as volume increases in our international air freight forwarding and truckload brokerage businesses outpaced the declines in tonnage and volume in our North American air freight and ocean freight forwarding businesses. This increase was more than offset by cost management initiatives.
Logistics operating expenses increased $2 million, primarily due to increases in purchased transportation expense that were driven by increased rates for mail services and volume growth in the healthcare sector.
UPS Freight operating expenses increased $14 million, largely due to increases in reserves for self-insured workers' compensation and automobile liability claims, an increase in cost per LTL shipment driven by higher pickup and delivery expense and an additional $3 million in allocated cost for the GFP product.
Operating Profit and Margin
As a result of the factors described above, operating profit for the Supply Chain & Freight segment decreased $43 million in the first quarter of 2020 compared with 2019. Excluding the year over year impact of transformation strategy costs, adjusted operating profit decreased $53 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%
Operating Expenses (in millions):
Compensation and benefits	$10,086	$9,317	$769	8.3%
Transformation Strategy Costs	(12)	(106)	94	(88.7)%
Adjusted Compensation and benefits	10,074	9,211	863	9.4%

Repairs and maintenance	563	434	129	29.7%
Depreciation and amortization	648	568	80	14.1%
Purchased transportation	2,931	2,966	(35)	(1.2)%
Fuel	761	770	(9)	(1.2)%
Other occupancy	383	371	12	3.2%
Other expenses	1,591	1,340	251	18.7%
Total Other expenses	6,877	6,449	428	6.6%
Other Transformation Strategy Costs	(33)	(17)	(16)	94.1%
Adjusted Total Other expenses	6,844	6,432	412	6.4%

Total Operating Expenses	$16,963	$15,766	$1,197	7.6%
Adjusted Total Operating Expenses	$16,918	$15,643	$1,275	8.2%

Currency (Benefit) / Cost - (in millions)*			$(88)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended March 31,		Change
	2020	2019	$	%
Transformation Strategy Costs (in millions):
Compensation	$8	$—	$8	N/M
Benefits	4	106	(102)	(96.2)%
Other occupancy	2	—	2	N/M
Other expenses	31	17	14	82.4%
Total Transformation Strategy Costs	$45	$123	$(78)	(63.4)%
Compensation and Benefits
Total compensation and benefits, and total compensation and benefits excluding the year over year impact of transformation strategy costs, increased in the first quarter of 2020.
Total compensation costs increased $353 million or 6.4%. Excluding the year over year impact of transformation strategy costs, adjusted compensation costs increased $345 million largely due to higher U.S. Domestic direct labor costs. These costs increased as a result of additional headcount, driven by U.S. Domestic average daily volume growth that resulted in an increase in average daily union hours of 8.6%. Contractual union wage increases also contributed to the increase in compensation costs for hourly employees.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Benefits expense increased $416 million. Excluding the year over year impact of transformation strategy costs, adjusted benefits costs increased $518 million due to the following:
•Health and welfare costs increased $165 million, driven by increased contributions to multiemployer plans due to an overall increase in the size of the workforce, contractual rate increases and changes in eligibility for certain union employees.
•Pension and postretirement benefits increased $158 million due to higher service cost for company-sponsored plans, primarily driven by a reduction in discount rates, increased contributions to multiemployer plans due to contractually-mandated contribution increases and an overall increase in the size of the workforce.
•Vacation, excused absence, payroll taxes and other expenses increased $85 million, primarily driven by salary increases and growth in the overall size of the workforce.
•Workers' compensation expense increased $110 million driven by an increase in the overall size of the workforce, wage and medical inflation and unfavorable claims trends. We evaluate the total potential range of actuarial outcomes when estimating losses that will ultimately be incurred. See note 1 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, for a further description of this policy.
Repairs and Maintenance
The increase in repairs and maintenance expense was driven by additional aircraft engine maintenance events, as well as increased routine repairs to buildings and facilities and maintenance of our other transportation equipment.
Depreciation and Amortization
Depreciation and amortization expense increased as a result of the additional investments in facility automation and capacity expansion projects, increases in the size of our vehicle and aircraft fleets and investments in internally developed software.
Purchased Transportation
The overall decrease in purchased transportation expense charged to us by third-party carriers was primarily driven by the following:
•Forwarding and Logistics expense increased $15 million, primarily due to increased volume in our truckload brokerage business, as well as increases in healthcare logistics and international air freight forwarding. This was partially offset by a reduction in ocean freight volume.
•International Package expense decreased $24 million primarily due to favorable impacts from currency exchange rate movements.
•U.S. Domestic Package expense increased $15 million primarily due to network enhancements and carrier rate increases.
•UPS Freight expense decreased $1 million primarily due to lower fuel surcharges passed on to us by outside carriers.
•Other purchased transportation expense decreased $40 million due to changes in the number of leased and chartered aircraft.
Fuel
The decrease in fuel expense was driven by lower jet fuel, diesel and gasoline prices, as well as alternative fuel tax credits arising from legislation passed in the fourth quarter of 2019. These decreases were partially offset by higher consumption due to increases in aircraft block hours and miles driven as a result of increased U.S. Domestic package volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Occupancy
Other occupancy expense, and other occupancy expense excluding the year over year impact of transformation strategy costs, increased primarily due to additional operating facilities coming into service. This increase was partially offset by lower weather-related expenses, such as snow removal.
Other Expenses
Other expenses, and other expenses excluding the year over year impact of transformation strategy costs, increased. The increase was attributable to various items, including year over year changes to reserves for self-insured automobile liability claims of $109 million, an additional $32 million of credit loss expense primarily driven by forecast losses resulting from the economic impacts of the COVID-19 pandemic, as well as advertising, employee-related expenses and technology equipment and software licenses.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income and other and interest expense for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Investment Income and Other	$345	$215	$130	60.5%
Interest Expense	(167)	(169)	2	(1.2)%
Total Other Income and (Expense)	$178	$46	$132	N/A
Investment Income and Other
The increase in investment income and other for the first quarter of 2020 was primarily due to an increase in other pension income, which is comprised of expected returns on pension assets net of interest cost on projected benefit obligations. Expected returns on pension assets increased as a result of a higher asset base due to positive asset returns in 2019 and discretionary contributions. Pension interest cost decreased due to the impact of lower year end discount rates that was partially offset by ongoing plan growth and an increase in projected benefit obligations as a result of the year end measurement of our plans. Investment income decreased due to lower yields on invested assets.
Interest Expense
The reduction in interest expense for the first quarter of 2020 was primarily due to lower effective interest rates on outstanding floating rate debt and commercial paper balances, partially offset by additional interest expense from debt issuances since the first quarter of 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth income tax expense and our effective tax rate for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Income Tax Expense	$285	$329	$(44)	(13.4)%
Income Tax Impact of:
Transformation Strategy Costs	10	30	(20)	(66.7)%
Adjusted Income Tax Expense	$295	$359	$(64)	(17.8)%
Effective Tax Rate	22.8%	22.8%
Adjusted Effective Tax Rate	22.8%	23.0%
For additional information on income tax expense and our effective tax rate, see note 16 to the unaudited, consolidated financial statements included in this report.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of March 31, 2020, we had $9.5 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets financing and other available liquidity options will be adequate to fund our operating requirements, planned capital expenditures and pension contributions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund ongoing needs.
As described below, as a result of the economic uncertainty created by the COVID-19 pandemic, we intend to defer certain components of our previously announced capital expenditure program beyond 2020, and have suspended the repurchase of shares for the remainder of 2020.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Three Months Ended March 31,
	2020	2019
Net income	$965	$1,111
Non-cash operating activities (a)	1,282	1,108
Pension and postretirement benefit plan contributions (company-sponsored plans)	(222)	(214)
Hedge margin receivables and payables	211	57
Income tax receivables and payables	102	147
Changes in working capital and other non-current assets and liabilities	203	75
Other operating activities	9	(7)
Net cash from operating activities	$2,550	$2,277
___________________
(a)Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, provisions for uncollectible accounts receivable, amortization on operating lease assets, pension and postretirement benefit plan expense, stock compensation expense and other non-cash items.
Net cash from operating activities increased $273 million in the first quarter of 2020 as compared to 2019. The following factors contributed to the change in net cash from operating activities:
•We made contributions to our company-sponsored pension and U.S. postretirement medical benefit plans totaling $222 million during the first three months of 2020 as compared to $214 million in 2019.
•The net hedge margin collateral received from our derivative counterparties increased by $154 million in the first three months of 2020, due to the change in net fair value of derivative contracts used in our currency and interest rate hedging programs.
•Cash received in respect of income taxes decreased in the first three months of 2020, primarily due to the timing of income tax payments.
•In addition to the transactions described above, operating cash flows were favorably impacted by changes in our working capital, driven by incentive compensation plan payouts and other payroll-related items, as well as the timing of interest payments on outstanding debt. We experienced impacts in our collections activities toward the end of the quarter as the effects of shutdowns in response to the COVID-19 pandemic disrupted business activity in the U.S. and internationally.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2020, our total worldwide holdings of cash, cash equivalents and marketable securities were $9.5 billion, of which approximately $2.6 billion was held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, and shareowner returns, including any share repurchases and dividend payments. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act includes, among other things, provisions relating to deferral of the employer portion of certain payroll taxes, temporary suspension of federal excise taxes on the transportation of property by air and on commercial purchases of jet aviation fuel and deferral of federal income tax payments.
We anticipate that the various provisions of the CARES Act will provide a temporary cash flow benefit in the current year of approximately $1.0 billion.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Net cash used in investing activities	$(934)	$(1,416)

Capital Expenditures:
Buildings, facilities and plant equipment	$(519)	$(800)
Aircraft and parts	(179)	(335)
Vehicles	(62)	(224)
Information technology	(173)	(155)
	$(933)	$(1,514)

Capital Expenditures as a % of revenue	5.2%	8.8%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$1	$4
Net change in finance receivables	$3	$10
Net (purchases), sales and maturities of marketable securities	$—	$101
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$—	$(1)
Other investing activities	$(5)	$(16)
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. In 2017, we began a multi-year investment program in our smart global logistics network which impacts all asset categories, with the largest investments in buildings, facilities and plant equipment. As a result of current economic uncertainties, we have reduced our forecast capital expenditures by $1.0 billion for 2020, by deferring certain facility projects and vehicle purchases to future years. We currently anticipate that our capital expenditures will be approximately $5.5 to $6.0 billion in 2020.
Capital expenditures on buildings, facilities and plant equipment decreased in the first three months of 2020 as compared to 2019 in our U.S. and international package businesses, largely due to the timing of payments for facility automation and capacity expansion projects. Capital spending on aircraft decreased due to reductions in contract deposits on open aircraft orders and final payments associated with the delivery of aircraft. Capital spending on vehicles decreased in the first three months of 2020, largely due to the timing of vehicle replacements and changes in vendor payment terms.
The net change in finance receivables was primarily due to reductions in our finance portfolios. Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will fluctuate from period to period.
There was no cash paid for business acquisitions in the first three months of 2020. Cash paid for business acquisitions in the first three months of 2019 related to our acquisition of area franchise rights for The UPS Store. Other investing activities are impacted by changes in our non-current investments and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (amounts in millions, except per share data):

	Three Months Ended March 31,
	2020	2019
Net cash from (used in) financing activities	$2,167	$(695)
Share Repurchases:
Cash expended for shares repurchased	$(220)	$(246)
Number of shares repurchased	(2.1)	(2.4)
Shares outstanding at period end	861	860
Percent increase (decrease) in shares outstanding	0.5%	0.2%
Dividends:
Dividends declared per share	$1.01	$0.96
Cash expended for dividend payments	$(840)	$(799)
Borrowings:
Net borrowings (repayments) of debt principal	$3,475	$485
Other Financing Activities:
Cash received for common stock issuances	$70	$47
Other financing activities	$(318)	$(182)
Capitalization:
Total debt outstanding at period end	$28,601	$23,166
Total shareowners’ equity at period end	3,313	3,485
Total capitalization	$31,914	$26,651
Debt to Total Capitalization %	89.6%	86.9%
We repurchased a total of 2.1 million shares of class A and class B common stock for $217 million in the first three months of 2020 and 2.4 million shares for $251 million in the first three months of 2019 ($220 and $246 million in repurchases for 2020 and 2019, respectively, are reported on the statement of cash flows due to timing of settlements). We have suspended our stock repurchase program for the remainder of 2020. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements included in this report.
The declaration of dividends is subject to the discretion of the Board and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend payment to $1.01 per share in 2020, compared with a $0.96 quarterly dividend rate in 2019. We expect to continue paying regular cash dividends.
Issuances of debt in the first three months of 2020 consisted primarily of fixed-rate senior notes of varying maturities totaling $3.5 billion, as well as borrowings under our commercial paper program. These issuances more than satisfy our debt repayment obligations for 2020. Repayments of debt during the first quarter included paydowns of commercial paper and scheduled principal payments on our finance lease obligations. Issuances of debt in the first three months of 2019 consisted primarily of fixed-rate senior notes totaling $1.5 billion, and repayments consisted of paydowns of commercial paper. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Functional currency outstanding balance at quarter-end	Outstanding balance at quarter-end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2020
USD	$2,349	$2,349	$1,973	$1,973	1.56%
EUR	€818	$896	€991	$1,093	(0.42)%
Total		$3,245
Cash outflows for other financing activities were impacted by several factors. Net cash outflows from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $0 and $5 million during the first three months of 2020 and 2019, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards were $310 and $177 million during the first three months of 2020 and 2019, respectively. This increase was driven by changes in the vesting schedule for certain of our awards.
Sources of Credit
See note 9 to the unaudited, consolidated financial statements for a discussion of our available credit and the financial covenants that we are subject to as part of our credit agreements.
Guarantees and Other Off-Balance Sheet Arrangements
Except as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rate Adjustments
In February 2020, we announced the following changes that took effect on March 2, 2020:

•Fuel surcharge increases for U.S. Ground, Air, Import and Export services.

•UPS Freight general rate increases of 5.4%. This applies to non-contractual less-than-truckload shipments rated on the current UPS Freight 525, 560 and 570 tariffs.

•All UPS Freight published fuel surcharges increased by 0.5 points.
On March 20, 2020, we announced a temporary peak surcharge for UPS Worldwide Express, UPS Worldwide Express Freight and UPS Expedited shipments originating from China Mainland or Hong Kong SAR to North America and Europe. This surcharge became effective April 5, 2020.
On April 7, 2020, we announced an increase to the temporary peak surcharge that took effect on April 5, 2020 and additional peak surcharges for international shipments with other origins and/or destinations. These changes became effective April 12, 2020.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates, interest rates and equity prices. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of commodity, foreign exchange and interest rate forward contracts, options and swaps. A discussion of our accounting policies for derivative instruments and further disclosures are provided in note 15 to the unaudited, consolidated financial statements.
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2020	December 31, 2019
Currency Derivatives	$658	$374
Interest Rate Derivatives	50	21
	$708	$395
As of March 31, 2020 and December 31, 2019, we had no outstanding commodity hedge positions.
Our market risks, hedging strategies and financial instrument positions at March 31, 2020 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. In 2020, we entered into several foreign exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forward contracts expire. The remaining fair value changes between December 31, 2019 and March 31, 2020 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $706 million and were not required to post any cash collateral with our counterparties as of March 31, 2020.
We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2019 is hereby incorporated by reference.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon, and as of the date of, the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and (2) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow their timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that more of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
For a discussion of material legal proceedings affecting us and our subsidiaries, see note 11 to the unaudited, consolidated financial statements included in this report.

Item 1A.Risk Factors
The occurrence of any of the significant risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 could materially affect us, including impacting our business, financial condition, results of operations, stock price or credit rating, as well as our reputation. The following represents an additional material risk from those factors disclosed in our 2019 Annual Report on Form 10-K that is adversely affecting our operations and financial performance, and is expected to continue to adversely affect our operations and financial performance in the future, possibly materially. These risks are not the only ones we face. We could also be materially adversely affected by other events, factors or uncertainties that are unknown to us, or that we do not currently consider to be significant.
The outbreak and rapid spread of the novel strain of coronavirus COVID-19 is having an adverse impact on our operations and financial performance, as well as on the operations, financial performance and liquidity of many of our customers. We are unable to predict the full extent to which the coronavirus will continue to adversely impact us.
The COVID-19 pandemic has resulted in, and is expected to continue to result in, a substantial curtailment of business activities (including the decrease in demand for a broad variety of goods and services), weakened economic conditions, supply chain disruptions, significant economic uncertainty and volatility in the financial markets, both in the United States and abroad. The pandemic is adversely impacting, and is expected to continue to adversely impact, our operations and financial performance, and has had a material adverse impact on the operations, financial performance and liquidity of many of our customers. For example, in the first quarter of 2020 some of our customers slowed or stopped production, and we experienced a significant shift in customer and product mix, and significant supply chain interruptions.
Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the impact on our operations, financial condition and liquidity remains uncertain and difficult to predict. The ultimate impact of the pandemic will depend on evolving factors, many of which are not within our control, and to which we may not be able to effectively respond. These risks include, but are not limited to: a significant reduction in revenue due to curtailment of business from our customers; a reduction in our operating margins due to long-term changes in the mix of our products and services; other effects from governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transportation and workforce pressures); reductions in operating effectiveness due to employees working remotely; unavailability of personnel; the delay or cancellation of capital projects and related delays in, or loss of, expected benefits therefrom; limited access to liquidity; increased volatility and pricing in the capital and commercial paper markets; further disruption of our global supply chains; a requirement that we recognize an impairment in the fair value of our assets; an increase in our pension funding obligations; and the effect of the pandemic on the credit-worthiness of our customers. Further, the COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also precipitate or aggravate risk factors that we identify in our 2019 Annual Report on Form 10-K or affect our operations and financial performance in a manner that is not presently known to us or that we currently do not consider to present significant risks. The occurrence or continuation of any of the foregoing could have a material adverse effect on us.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of repurchases of our class A and class B common stock during the first quarter of 2020 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 – January 31, 2020	0.7	$115.74	0.7	$2,254
February 1 – February 29, 2020	0.8	101.81	0.8	2,175
March 1 – March 31, 2020	0.6	91.87	0.6	2,117
Total January 1 – March 31, 2020	2.1	$103.14	2.1
_________________
(1)Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion for shares of class A and class B common stock. In the first quarter of 2020, we repurchased approximately $217 million of shares. Due to ongoing economic uncertainty resulting from the COVID-19 pandemic, we have suspended our share repurchase program for the remainder of 2020.
For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements included in this report.

Item 6.Exhibit

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

4.1	—	Form of 3.900% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 25, 2020).

4.2	—	Form of 4.450% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on March 25, 2020).

4.3	—	Form of 5.200% Senior Notes due 2040 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on March 25, 2020).

4.4	—	Form of 5.300% Senior Notes due 2050 (incorporated by reference to Exhibit 4.4 to Form 8-K, filed on March 25, 2020)

10.1	—	Employment offer letter agreement between UPS and Carol B. Tomé, dated March 11, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 12, 2020).*

10.2	—	Protective Covenant Agreement between UPS and Carol Tomé, dated March 11, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 12, 2020).*

10.3	—	Transition Agreement between UPS and David P. Abney, dated March 11, 2020 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed on March 12, 2020). *

10.4	—	Release and Protective Covenant Agreement between UPS and Richard N. Peretz, dated March 26, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K, on March 27, 2020). *

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in iXBRL.

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	May 8, 2020	By:	/S/ BRIAN NEWMAN
Brian Newman
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)