Form 10-Q
period 2020-06-30
UNITED PARCEL SERVICE INC
filed 2020-08-04
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 156,294,266 Class A shares, and 707,081,218 Class B shares, with a par value of $0.01 per share, outstanding at July 20, 2020.

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience, present expectations or anticipated results. These risks and uncertainties, many of which are outside of our control, include, but are not limited to: uncertainties related to the impact of the COVID-19 pandemic on our business and operations, financial condition, financial results and financial position, our customers and suppliers, and on the global economy; changes in general economic conditions, in the U.S. or internationally; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; changes in the complex and stringent regulation in the U.S. and internationally (including tax laws and regulations); increased physical or data security requirements that may increase our costs of operations and reduce operating efficiencies; legal, regulatory or market responses to global climate change; results of negotiations and ratifications of labor contracts; strikes, work stoppages or slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; our ability to maintain the image of our brand; breaches in data security; disruptions to the Internet or our technology infrastructure; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in substantial impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; potential additional tax liabilities in the U.S. or internationally; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to realize the anticipated benefits from our transformation initiatives; cyclical and seasonal fluctuations in our operating results; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of information contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2020 (unaudited) and December 31, 2019 (in millions)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$8,813	$5,238
Marketable securities	403	503
Accounts receivable	9,383	9,645
Less: Allowance for credit losses	(153)	(93)
Accounts receivable, net	9,230	9,552
Other current assets	1,780	1,810
Total Current Assets	20,226	17,103
Property, Plant and Equipment, Net	31,439	30,482
Operating Lease Right-Of-Use Assets	2,998	2,856
Goodwill	3,787	3,813
Intangible Assets, Net	2,207	2,167
Investments and Restricted Cash	24	24
Deferred Income Tax Assets	277	330
Other Non-Current Assets	1,099	1,082
Total Assets	$62,057	$57,857
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$3,749	$3,420
Current maturities of operating leases	534	538
Accounts payable	5,271	5,555
Accrued wages and withholdings	2,922	2,552
Self-insurance reserves	1,080	914
Accrued group welfare and retirement plan contributions	794	793
Other current liabilities	1,921	1,641
Total Current Liabilities	16,271	15,413
Long-Term Debt and Finance Leases	23,199	21,818
Non-Current Operating Leases	2,463	2,391
Pension and Postretirement Benefit Obligations	10,554	10,601
Deferred Income Tax Liabilities	1,918	1,632
Other Non-Current Liabilities	3,276	2,719
Shareowners’ Equity:
Class A common stock (157 and 156 shares issued in 2020 and 2019, respectively)	2	2
Class B common stock (706 and 701 shares issued in 2020 and 2019, respectively)	7	7
Additional paid-in capital	255	150
Retained earnings	10,032	9,105
Accumulated other comprehensive loss	(5,933)	(5,997)
Deferred compensation obligations	20	26
Less: Treasury stock (0.4 shares in 2020 and 2019)	(20)	(26)
Total Equity for Controlling Interests	4,363	3,267
Noncontrolling interests	13	16
Total Shareowners’ Equity	4,376	3,283
Total Liabilities and Shareowners’ Equity	$62,057	$57,857
See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$20,459	$18,048	$38,494	$35,208
Operating Expenses:
Compensation and benefits	10,843	9,299	20,929	18,616
Repairs and maintenance	554	473	1,117	907
Depreciation and amortization	661	575	1,309	1,143
Purchased transportation	3,716	3,000	6,647	5,966
Fuel	499	857	1,260	1,627
Other occupancy	355	322	738	693
Other expenses	1,619	1,379	3,210	2,719
Total Operating Expenses	18,247	15,905	35,210	31,671
Operating Profit	2,212	2,143	3,284	3,537
Other Income and (Expense):
Investment income and other	328	220	673	435
Interest expense	(183)	(159)	(350)	(328)
Total Other Income and (Expense)	145	61	323	107
Income Before Income Taxes	2,357	2,204	3,607	3,644
Income Tax Expense	589	519	874	848
Net Income	$1,768	$1,685	$2,733	$2,796
Basic Earnings Per Share	$2.04	$1.95	$3.16	$3.23
Diluted Earnings Per Share	$2.03	$1.94	$3.14	$3.22

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$1,768	$1,685	$2,733	$2,796
Change in foreign currency translation adjustment, net of tax	10	(33)	(131)	20
Change in unrealized gain (loss) on marketable securities, net of tax	3	5	5	9
Change in unrealized gain (loss) on cash flow hedges, net of tax	(114)	(12)	103	64
Change in unrecognized pension and postretirement benefit costs, net of tax	44	43	87	86
Comprehensive Income	$1,711	$1,688	$2,797	$2,975

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$2,733	$2,796
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,309	1,143
Pension and postretirement benefit expense	321	376
Pension and postretirement benefit contributions	(263)	(1,108)
Self-insurance reserves	293	(98)
Deferred tax (benefit) expense	284	275
Stock compensation expense	368	513
Other (gains) losses	97	108
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	105	817
Other assets	301	398
Accounts payable	(617)	(782)
Accrued wages and withholdings	771	(256)
Other liabilities	239	57
Other operating activities	6	(32)
Net cash from operating activities	5,947	4,207
Cash Flows From Investing Activities:
Capital expenditures	(2,065)	(2,861)
Proceeds from disposals of property, plant and equipment	2	6
Purchases of marketable securities	(131)	(383)
Sales and maturities of marketable securities	241	480
Net change in finance receivables	16	8
Cash paid for business acquisitions, net of cash and cash equivalents acquired	—	(1)
Other investing activities	(6)	(96)
Net cash used in investing activities	(1,943)	(2,847)
Cash Flows From Financing Activities:
Net change in short-term debt	(892)	(51)
Proceeds from long-term borrowings	4,436	2,653
Repayments of long-term borrowings	(1,826)	(1,988)
Purchases of common stock	(231)	(503)
Issuances of common stock	131	129
Dividends	(1,683)	(1,599)
Other financing activities	(334)	(175)
Net cash used in financing activities	(399)	(1,534)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(29)	23
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,576	(151)
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	5,238	4,367
End of period	$8,814	$4,216

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
In our opinion, the accompanying interim unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2020, our results of operations for the three and six months ended June 30, 2020 and 2019 and our cash flows for the six months ended June 30, 2020 and 2019. The results reported in these interim, unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The interim unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of June 30, 2020 and December 31, 2019. The fair values of our investment securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short- and long-term debt in note 9 and our derivative instruments in note 15. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
Use of Estimates
The preparation of the accompanying interim unaudited, consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of these financial statements, as well as the reported amounts of revenues and expenses during the reporting period.
Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration of the pandemic, and the resulting economic consequences, remain uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time as a consequence of the effects of COVID-19.
Such changes could result in future impairments of goodwill, intangible assets, long-lived assets and investment securities, incremental credit losses on financial assets, decreases in the carrying amount of our tax assets, increases in our self-insurance liabilities or increases in our net pension and postretirement benefit obligations at the time of a measurement event.
For interim unaudited, consolidated financial statement purposes, we provide for accruals under our various company-sponsored employee benefit plans for each three month period based on one quarter of the estimated annual expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") introducing an expected credit loss methodology for the measurement of financial assets not accounted for at fair value. The methodology replaced the probable, incurred loss model for those assets. We adopted this standard on January 1, 2020. Upon adoption, we updated our process for calculating our allowance for credit losses to include reasonable and supportable forecasts that could affect expected collectability. In the second quarter of 2020, we increased our allowance for credit losses by $27 million based upon our current forecasts that reflect ongoing economic uncertainty resulting from the COVID-19 pandemic.
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
For accounting standards adopted in the period ended June 30, 2019, refer to note 1 to our audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
Other accounting pronouncements adopted during the periods covered by the unaudited, consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
In December 2019, the FASB issued an ASU to simplify the accounting for income taxes. The update removes certain exceptions to the general income tax principles. The update will be effective for us in the first quarter of 2021. We are evaluating the impact of its adoption on our consolidated financial statements and internal control over financial reporting environment, but do not expect this ASU to have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2020, the FASB issued an ASU to temporarily ease the potential burden in accounting for reference rate reform. The update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The guidance was effective upon issuance and generally can be applied through December 31, 2022. We are evaluating the impact of this update on our consolidated financial position, results of operations and cash flows.
Other accounting pronouncements issued before, but not effective until after, June 30, 2020, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. REVENUE RECOGNITION
Revenue Recognition
Substantially all of our revenues are from contracts associated with the pickup, transportation and delivery of packages and freight (“transportation services”), whether carried out by or arranged by UPS, either domestically or internationally, which generally occurs over a short period of time. Additionally, we provide value-added logistics services to customers, both domestically and internationally, through our global network of company-owned and leased distribution centers and field stocking locations.
Disaggregation of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Next Day Air	$1,984	$2,173	$4,039	$4,014
Deferred	1,298	1,157	2,495	2,246
Ground	9,792	7,820	17,996	15,370
U.S. Domestic Package	13,074	11,150	24,530	21,630

Domestic	719	690	1,407	1,380
Export	2,824	2,668	5,385	5,299
Cargo & Other	162	147	296	285
International Package	3,705	3,505	7,088	6,964

Forwarding	1,771	1,496	3,144	2,912
Logistics	977	833	1,822	1,665
Freight	724	861	1,490	1,634
Other	208	203	420	403
Supply Chain & Freight	3,680	3,393	6,876	6,614

Consolidated revenue	$20,459	$18,048	$38,494	$35,208
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
In the second quarter, we increased our allowance for expected credit losses by $27 million ($50 million year-to-date) based upon current forecasts that reflect continuing economic uncertainty resulting from the COVID-19 pandemic. Our allowance for credit losses as of June 30, 2020 and December 31, 2019 was $153 and $93 million, respectively. Amounts for credit losses charged to expense before recoveries during the quarters ended June 30, 2020 and 2019 was $153 and $105 million, respectively.
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
Contract assets related to in-transit packages were $303 and $272 million at June 30, 2020 and December 31, 2019, respectively, net of deferred revenue related to in-transit packages of $355 and $264 million at June 30, 2020 and December 31, 2019, respectively. Contract assets are included within "Other current assets" in the consolidated balance sheets. Short-term contract liabilities related to advance payments from customers were $7 million at both June 30, 2020 and December 31, 2019. Short-term contract liabilities are included within "Other current liabilities" in the consolidated balance sheets. Long-term contract liabilities related to advance payments from customers were $26 million at both June 30, 2020 and December 31, 2019. Long-term contract liabilities are included within "Other Non-Current Liabilities" in the consolidated balance sheets.

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
Based on the date that the eligible management population and performance targets were approved for the 2019 MIP, we determined the award measurement dates to be February 6, 2020 (for U.S.-based employees), February 12, 2020 (for executive management) and March 23, 2020 (for international-based employees); therefore, the Restricted Units awarded were valued for stock compensation expense purposes using the closing New York Stock Exchange ("NYSE") price of $106.51, $105.54 and $91.90 on those dates, respectively.
Long-Term Incentive Performance Award Program ("LTIP")
We award Restricted Units under the LTIP to certain eligible management employees. These Restricted Units generally vest at the end of a three-year performance period (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The number of Restricted Units earned is based on the achievement of the performance targets established on the grant date.
For awards granted prior to 2020, the performance targets are equally-weighted among consolidated operating return on invested capital ("ROIC"), growth in currency-constant consolidated revenue and total shareholder return ("RTSR") relative to a peer group of companies. For the two-thirds of the award related to ROIC and growth in currency-constant consolidated revenue, we recognize the grant date fair value of these Restricted Units (less estimated forfeitures) as compensation expense ratably over the vesting period, based on the number of awards expected to be earned. The remaining one-third of the award related to RTSR is valued using a Monte Carlo model. We recognize the grant date fair value of this portion of the award (less estimated forfeitures) as compensation expense ratably over the vesting period.
Beginning with the LTIP grant that was made in the second quarter of 2020, the performance targets are equally weighted between adjusted earnings per share and adjusted cumulative free cash flow. The final number of Restricted Units earned will then be subject to adjustment based on RTSR relative to the Standard & Poors 500 Index ("S&P 500"). We determine the grant date fair value of the Restricted Units using a Monte Carlo model and recognize compensation expense (less estimated forfeitures) ratably over the vesting period, based on the number of awards expected to be earned.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the 2020 award, the LTIP will be subdivided into two measurement periods. The first measurement period will evaluate the achievement of the performance targets for the year 2020. The second measurement period will evaluate the achievement of the performance targets for the years 2021 through 2022. The performance targets for the second measurement period will be determined at a future date.

Based on the date that the eligible management employees and performance targets were approved for the 2020 LTIP, we determined the award measurement date for the first measurement period to be May 13, 2020. The target Restricted Units awarded were valued at $91.65.

In the second quarter, we also awarded a one-time grant of Restricted Units that will vest over the same period as the 2020 LTIP. Based on the date that the Compensation Committee approved this award, we determined the award measurement date for the first measurement period to be June 1, 2020 and the target Restricted Units awarded were valued at $99.08 using a Monte Carlo valuation.
The weighted-average assumptions used and the calculated weighted-average fair values of the first measurement period for the 2020 LTIP and the RTSR portion of the 2019 LTIP are as follows:

	2020	2019
Risk-free interest rate	0.15%	2.23%
Expected volatility	27.52%	19.64%
Weighted-average fair value of units granted	$92.25	$123.44
Share payout	100.90%	115.04%
There is no expected dividend yield as units earn dividend equivalents.
Non-Qualified Stock Options
We grant non-qualified stock options to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards generally vest over a five-year period with approximately 20% of the award vesting at each anniversary of the grant date (except in the case of death, disability or retirement, in which case immediate vesting occurs). The options granted expire 10 years after the date of the grant. In the first quarter, we granted 0.3 million stock options at a grant price of $105.54, which was the closing NYSE price on February 12, 2020. In the second quarter, we granted 0.1 million stock options at a grant price of $99.28, which was the closing NYSE price on June 1, 2020.
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used and the calculated weighted-average fair values of options granted in 2020 and 2019 are as follows:

	2020	2019
Expected dividend yield	3.51%	2.94%
Risk-free interest rate	1.26%	2.60%
Expected life (in years)	7.5	7.5
Expected volatility	19.25%	17.79%
Weighted-average fair value of options granted	$11.74	$16.34
Pre-tax compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the three months ended June 30, 2020 and 2019 was $137 and $205 million, respectively, and for the six months ended June 30, 2020 and 2019 was $368 and $513 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of June 30, 2020 and December 31, 2019 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2020:
Current trading marketable securities:
Equity securities	2	—	—	2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	190	6	—	196
Mortgage and asset-backed debt securities	38	2	(1)	39
Corporate debt securities	151	4	—	155
Non-U.S. government debt securities	11	—	—	11
Total available-for-sale marketable securities	390	12	(1)	401

Total current marketable securities	$392	$12	$(1)	$403

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2019:
Current trading marketable securities:
Corporate debt securities	$112	$—	$—	$112
Equity securities	2	—	—	2
Total trading marketable securities	114	—	—	114

Current available-for-sale securities:
U.S. government and agency debt securities	191	2	—	193
Mortgage and asset-backed debt securities	46	1	—	47
Corporate debt securities	130	3	—	133
Non-U.S. government debt securities	16	—	—	16
Total available-for-sale marketable securities	383	6	—	389

Total current marketable securities	$497	$6	$—	$503
Investment Impairments
We have concluded that no material impairment losses existed as of June 30, 2020. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturity Information
The amortized cost and estimated fair value of marketable securities at June 30, 2020, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$20	$20
Due after one year through three years	324	332
Due after three years through five years	6	6
Due after five years	40	43
	390	401
Equity securities	2	2
	$392	$403
Non-Current Investments and Restricted Cash
We held a $21 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at June 30, 2020 and December 31, 2019, respectively. The quarterly change in investment fair value is recognized in "Investment income and other" in the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets of $2 and $3 million as of June 30, 2020 and December 31, 2019, respectively. We previously held various marketable securities and cash equivalents as collateral under an escrow agreement to guarantee our self-insurance obligations. In 2019 we liquidated this investment balance and pledged the required collateral with a surety bond. At June 30, 2020 and December 31, 2019, we had $1 and $0 million, respectively, in restricted cash.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions):

	June 30, 2020	December 31, 2019	June 30, 2019
Cash and cash equivalents	$8,813	$5,238	$4,072
Restricted cash	1	—	144
Total cash, cash equivalents and restricted cash	$8,814	$5,238	$4,216
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
June 30, 2020:
Marketable Securities:
U.S. government and agency debt securities	$196	$—	$—	$196
Mortgage and asset-backed debt securities	—	39	—	39
Corporate debt securities	—	155	—	155
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	11	—	11
Total marketable securities	196	207	—	403
Other non-current investments	21	—	—	21
Total	$217	$207	$—	$424

December 31, 2019:
Marketable Securities:
U.S. government and agency debt securities	$193	$—	$—	$193
Mortgage and asset-backed debt securities	—	47	—	47
Corporate debt securities	—	245	—	245
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	16	—	16
Total marketable securities	193	310	—	503
Other non-current investments	21	—	1	22
Total	$214	$310	$1	$525
There were no transfers of investments between Level 1 and Level 2 during the six months ended June 30, 2020 or 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2020 and December 31, 2019 consisted of the following (in millions):

	2020	2019
Vehicles	$10,362	$10,613
Aircraft	19,449	19,045
Land	2,096	2,087
Buildings	5,464	5,046
Building and leasehold improvements	4,842	4,898
Plant equipment	13,653	13,849
Technology equipment	2,652	2,206
Construction-in-progress	2,889	1,983
	61,407	59,727
Less: Accumulated depreciation and amortization	(29,968)	(29,245)
	$31,439	$30,482
Property, plant and equipment purchased on account was $751 and $372 million as of June 30, 2020 and December 31, 2019, respectively.
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aviation fuel prices and other factors. Additionally, we monitor all other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. There were no material impairment charges during the six months ended June 30, 2020 or 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost for our company-sponsored pension and postretirement benefit plans for the three and six months ended June 30, 2020 and 2019 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2020	2019	2020	2019	2020	2019
Three Months Ended June 30:
Service cost	$463	$360	$8	$6	$17	$14
Interest cost	494	517	22	27	10	11
Expected return on assets	(887)	(783)	(2)	(2)	(21)	(19)
Amortization of prior service cost	54	55	2	1	1	1
Net periodic benefit cost	$124	$149	$30	$32	$7	$7

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2020	2019	2020	2019	2020	2019
Six Months Ended June 30:
Service cost	$927	$719	$15	$12	$33	$28
Interest cost	988	1,034	45	54	20	23
Expected return on assets	(1,775)	(1,565)	(4)	(4)	(42)	(38)
Amortization of prior service cost	109	109	4	3	1	1
Net periodic benefit cost	$249	$297	$60	$65	$12	$14
The components of net periodic benefit cost other than current service cost are presented within “Investment income and other” in the statements of consolidated income.
During the first six months of 2020, we contributed $41 and $222 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We currently expect to contribute approximately $1 billion over the remainder of the year to our pension benefit plans. Subject to market conditions, we continually evaluate opportunities for additional discretionary pension contributions.
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
As of June 30, 2020 and December 31, 2019 we had $841 and $845 million, respectively, recorded in "Other Non-Current Liabilities" and $7 million as of both June 30, 2020 and December 31, 2019, recorded in "Other current liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 42 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of June 30, 2020 and December 31, 2019 was $994 and $929 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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
We have approximately 2,900 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"). This collective bargaining agreement becomes amendable September 1, 2023.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of June 30, 2020 and December 31, 2019 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2019:	$715	$416	$2,682	$3,813
Acquired	—	—	—	—
Currency / Other	—	(6)	(20)	(26)
June 30, 2020:	$715	$410	$2,662	$3,787
The change in goodwill for both the International Package and Supply Chain & Freight segments was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of June 30, 2020 and December 31, 2019 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2020:
Capitalized software	$4,329	$(2,810)	$1,519
Licenses	116	(78)	38
Franchise rights	146	(111)	35
Customer relationships	713	(305)	408
Trade name	200	—	200
Trademarks, patents and other	23	(16)	7
Total Intangible Assets, Net	$5,527	$(3,320)	$2,207
December 31, 2019:
Capitalized software	$4,125	$(2,704)	$1,421
Licenses	117	(64)	53
Franchise rights	146	(109)	37
Customer relationships	730	(282)	448
Trade name	200	—	200
Trademarks, patents and other	29	(21)	8
Total Intangible Assets, Net	$5,347	$(3,180)	$2,167
        As of June 30, 2020, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $4 million, which are deemed to be indefinite-lived intangible assets and are included in the table above.
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. We recorded a $4 million impairment charge for finite-lived intangible assets in the second quarter. There was no impairment in 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of June 30, 2020 and December 31, 2019 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2020	2019
Commercial paper	$1,909	2020	$1,908	$3,234

Fixed-rate senior notes:
3.125% senior notes	1,500	2021	1,524	1,524
2.050% senior notes	700	2021	699	699
2.450% senior notes	1,000	2022	1,035	1,003
2.350% senior notes	600	2022	599	598
2.500% senior notes	1,000	2023	996	995
2.800% senior notes	500	2024	497	497
2.200% senior notes	400	2024	398	398
3.900% senior notes	1,000	2025	995	—
2.400% senior notes	500	2026	498	498
3.050% senior notes	1,000	2027	992	992
3.400% senior notes	750	2029	745	745
2.500% senior notes	400	2029	397	397
4.450% senior notes	750	2030	743	—
6.200% senior notes	1,500	2038	1,483	1,483
5.200% senior notes	500	2040	493	—
4.875% senior notes	500	2040	490	490
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	491	491
3.750% senior notes	1,150	2047	1,137	1,136
4.250% senior notes	750	2049	742	742
3.400% senior notes	700	2049	688	688
5.300% senior notes	1,250	2050	1,230	—
Floating-rate senior notes:
Floating-rate senior notes	350	2021	350	349
Floating-rate senior notes	400	2022	399	399
Floating-rate senior notes	500	2023	499	499
Floating-rate senior notes	1,039	2049-2067	1,027	1,028
8.375% Debentures:
8.375% debentures	—	2020	—	426
8.375% debentures	276	2030	281	281
Pound Sterling notes:
5.500% notes	82	2031	81	86
5.125% notes	560	2050	531	566
Euro senior notes:
0.375% notes	786	2023	783	779
1.625% notes	786	2025	782	779
1.000% notes	561	2028	559	556
1.500% notes	561	2032	558	556
Floating-rate senior notes	561	2020	561	559
Canadian senior notes:
2.125% notes	549	2024	547	571
Finance lease obligations	515	2020-2210	515	498
Facility notes and bonds	320	2029-2045	320	320
Other debt	7	2020-2025	7	8
Total debt	$27,087		26,948	25,238
Less: Current maturities			(3,749)	(3,420)
Long-term debt			$23,199	$21,818

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as of June 30, 2020: $1.7 billion with an average interest rate of 0.54% and €228 million ($256 million) with an average interest rate of -0.41%. As of June 30, 2020, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheets.
Debt Classification
We have classified a portion of our debt instruments that mature within twelve months and certain floating-rate senior notes with put options as long-term due to our intent and ability to refinance the debt.
Debt Repayments
On April 1, 2020, our 8.375% senior notes with a principal balance of $424 million matured and were repaid in full.
Debt Issuances
On March 24, 2020 we issued four series of notes, in the following principal amounts: $1.0 billion, $750 million, $500 million and $1.25 billion. These notes bear interest at 3.90%, 4.45%, 5.20% and 5.30%, respectively, and will mature on April 1, 2025, April 1, 2030, April 1, 2040 and April 1, 2050, respectively. Interest on the notes is payable semi-annually, beginning October 2020. Each series of notes is callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of scheduled payments of principal and interest, plus accrued and unpaid interest.
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
We maintain two credit agreements with a consortium of banks. One of these agreements provides revolving credit facilities of $2.0 billion, and expires on December 8, 2020. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our one-year credit default swap spread, subject to a minimum rate of 0.25% and a maximum rate of 1.00%. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0%). We are also able to request advances under this facility based on competitive bids for the applicable interest rate. There were no amounts outstanding under this facility as of June 30, 2020.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The second agreement provides revolving credit facilities of $2.5 billion, and expires on December 11, 2023. Generally, amounts outstanding under this facility bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion. In each case, the applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our one-year credit default swap spread, interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of this facility then in effect (but not less than a period of one year). The minimum applicable margin rate is 0.10% and the maximum applicable margin rate is 0.75% per annum. The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not less than 0%). We are also able to request advances under this facility based on competitive bids. There were no amounts outstanding under this facility as of June 30, 2020.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2020, and for all periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2020, 10% of net tangible assets was equivalent to $4.0 billion; however, we had no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $30.6 and $26.9 billion as of June 30, 2020 and December 31, 2019, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
Aircraft
In addition to the aircraft that we own, we have leases for 321 aircraft. Of these leased aircraft, 27 are classified as finance leases, 15 are classified as operating leases and the remaining 279 are classified as short-term leases. A majority of the obligations associated with the aircraft classified as finance leases have been legally defeased. Most of our long-term aircraft operating leases are operated by a third party to handle package and cargo volume in geographic regions where, due to government regulations, we are restricted from operating an airline.
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
Real Estate
We have operating and finance leases for package centers, airport facilities, warehouses, office space and expansion facilities utilized during peak shipping periods. Many of our leases contain charges for common area maintenance or other expenses that are updated based on landlord estimates. Due to this variability, the cash flows associated with these charges are not included in the minimum lease payments used in determining the ROU asset and associated lease liability.
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
The components of lease expense for the three and six months ended June 30, 2020 and 2019 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$172	166	$347	$323
Finance lease costs:
Amortization of assets	20	18	38	37
Interest on lease liabilities	5	4	10	9
Total finance lease costs	25	22	48	46
Variable lease costs	55	31	113	79
Short-term lease costs	253	209	456	439
Total lease costs	$505	$428	$964	$887

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental information related to leases and location within our consolidated balance sheets are as follows (in millions, except lease term and discount rate):

	June 30, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$2,998	$2,856

Current maturities of operating leases	$534	$538
Non-current operating leases	2,463	2,391
Total operating lease liabilities	$2,997	$2,929

Finance Leases:
Property, plant and equipment, net	$1,403	$1,502

Current maturities of long-term debt, commercial paper and finance leases	$183	$181
Long-term debt and finance leases	332	317
Total finance lease liabilities	$515	$498

Weighted average remaining lease term (in years):
Operating leases	9.6	9.7
Finance leases	8.2	8.9

Weighted average discount rate:
Operating leases	2.76%	2.78%
Finance leases	3.81%	4.03%

Supplemental cash flow information related to leases is as follows (in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$338	$311
Operating cash flows from finance leases	10	9
Financing cash flows from finance leases	33	85

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$403	$56
Finance leases	49	3

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of June 30, 2020 are as follows (in millions):

	Finance Leases	Operating Leases
2020	$168	$299
2021	60	596
2022	55	506
2023	44	411
2024	36	300
Thereafter	259	1,420
Total lease payments	622	3,532
Less: Imputed interest	(107)	(535)
Total lease obligations	515	2,997
Less: Current obligations	(183)	(534)
Long-term lease obligations	$332	$2,463
As of June 30, 2020, we have additional leases which have not commenced. These leases will commence in 2020 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. LEGAL PROCEEDINGS AND CONTINGENCIES
We are involved in a number of judicial proceedings and other matters arising from the conduct of our business.
Although there can be no assurance as to the ultimate outcome, we have generally denied, or believe we have meritorious defenses and will deny, liability in all pending matters, including (except as otherwise noted herein) the matters described below, and we intend to vigorously defend each matter. We accrue amounts associated with legal proceedings when and to the extent a loss becomes probable and can be reasonably estimated. The actual costs of resolving legal proceedings may be substantially higher or lower than the amounts accrued on those claims.
For matters as to which we are not able to estimate a possible loss or range of losses, we are not able to determine whether any such loss will have a material impact on our operations or financial condition. For matters in this category, we have indicated in the descriptions that follow the reasons that we are unable to estimate the possible loss or range of losses.
Judicial Proceedings
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserted claims under various federal and state laws. The complaint also included a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. On March 24, 2017, the District Court issued an opinion and order finding liability against UPS on each of the plaintiffs’ causes of action. On May 25, 2017, the District Court issued a corrected opinion and order on liability and an order awarding the plaintiffs damages of $9 million and penalties of $238 million. Following an appeal, on November 7, 2019, the U.S. Court of Appeals for the Second Circuit issued an order awarding the plaintiffs damages of $19 million and penalties of $79 million. An accrual of $100 million with respect to this matter is included on our consolidated balance sheets. We estimate that the amount of losses could be up to $247 million, plus interest; however, the amount of penalties ultimately payable, if any, is subject to a variety of complex factors and potential outcomes that could be determined in future legal proceedings, including our pending writ of certiorari with the U.S. Supreme Court.
We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. At this time, we do not believe that any loss associated with any such matter will have a material impact on our operations or financial condition. One of these matters, Hughes v. UPS Supply Chain Solutions, Inc. and United Parcel Service, Inc. had previously been certified as a class action in Kentucky state court. In the second quarter of 2019, the court granted our motion for judgment on the pleadings related to the wage-and-hour claims. The plaintiffs have appealed this decision.
Other Matters
In October 2015, the Department of Justice ("DOJ") informed us of an industry-wide inquiry into the transportation of mail under the United States Postal Service ("USPS") International Commercial Air contracts. In October 2017, we received a Civil Investigative Demand seeking certain information relating to our contracts. The DOJ has indicated it is investigating potential violations of the False Claims Act or other statutes. We are cooperating with the DOJ. An immaterial accrual with respect to this matter is included on our consolidated balance sheets. We do not believe that any loss from this matter would have a material impact on our operations or financial condition, although we are unable to predict what action, if any, might be taken in the future by any government authorities as a result of their investigation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In August 2016, Spain’s National Markets and Competition Commission (“CNMC”) announced an investigation into 10 companies in the commercial delivery and parcel industry, including UPS, related to alleged nonaggression agreements to allocate customers. In May 2017, UPS received a Statement of Objections issued by the CNMC. In July 2017, UPS received a Proposed Decision from the CNMC. On March 8, 2018, the CNMC adopted a final decision, finding an infringement and imposing an immaterial fine on UPS. UPS appealed the decision and in September 2018, obtained a suspension of the implementation of the decision (including payment of the fine). The appeal is pending. We do not believe that any loss from this matter would have a material impact on our operations or financial condition. We are vigorously defending ourselves and believe that we have a number of meritorious legal defenses. There are also unresolved questions of law and fact that could be important to the ultimate resolution of this matter.
We are a party in various other matters that arose in the normal course of business. We do not believe that the eventual resolution of these other matters (either individually or in the aggregate), including any reasonably possible losses in excess of current accruals, will have a material impact on our operations or financial condition.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Minority Interest
We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2020, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of June 30, 2020, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interest accounts for the three and six months ended June 30, 2020 and 2019 (in millions, except per share amounts):

Three Months Ended June 30:	2020		2019
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	158	$2	164	$2
Common stock purchases	—	—	(1)	—
Stock award plans	2	—	1	—
Common stock issuances	—	—	(1)	—
Conversions of class A to class B common stock	(3)	—	(2)	—
Class A shares issued at end of period	157	$2	161	$2
Class B Common Stock
Balance at beginning of period	703	$7	697	$7
Common stock purchases	—	—	(1)	—
Conversions of class A to class B common stock	3	—	2	—
Class B shares issued at end of period	706	7	698	7
Additional Paid-In Capital
Balance at beginning of period		$29		$27
Common stock purchases		—		(251)
Stock award plans		137		213
Common stock issuances		89		107
Option premiums paid		—		6
Balance at end of period		$255		$102
Retained Earnings
Balance at beginning of period		$9,137		8,249
Net income attributable to common shareowners		1,768		1,685
Dividends ($1.01 and $0.96 per share) (1)		(873)		(826)
Other		—		1
Balance at end of period		$10,032		$9,109
Non-Controlling Minority Interest
Balance at beginning of period		$14		$18
Change in non-controlling minority interest		(1)		—
Balance at end of period		$13		$18
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $30 and $26 million as of June 30, 2020 and June 30, 2019 respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:	2020		2019
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	156	2	163	$2
Common stock purchases	—	—	(2)	—
Stock award plans	6	—	4	—
Common stock issuances	2	—	1	—
Conversions of class A to class B common stock	(7)	—	(5)	—
Class A shares issued at end of period	157	$2	161	$2
Class B Common Stock
Balance at beginning of period	701	$7	696	$7
Common stock purchases	(2)	—	(3)	—
Conversions of class A to class B common stock	7	—	5	—
Class B shares issued at end of period	706	7	698	7
Additional Paid-In Capital
Balance at beginning of period		150		$—
Common stock purchases		(217)		(502)
Stock award plans		70		382
Common stock issuances		252		221
Option premiums received (paid)		—		1
Balance at end of period		$255		$102
Retained Earnings
Balance at beginning of period		9,105		$8,006
Net income attributable to common shareowners		2,733		2,796
Dividends ($2.02 and $1.92 per share) (1)		(1,806)		(1,693)
Balance at end of period		$10,032		$9,109
Non-Controlling Minority Interest
Balance at beginning of period		$16		$16
Change in non-controlling minority interest		(3)		2
Balance at end of period		$13		$18
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $123 and $94 million as of June 30, 2020 and June 30, 2019 respectively, that were settled in shares of class A common stock.

In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion for shares of class A and class B common stock, which has no expiration date. As of June 30, 2020, we had $2.1 billion of this share repurchase authorization available.
Share repurchases may be in the form of accelerated share repurchase programs, open market purchases or other methods we deem appropriate. The timing of share repurchases will depend upon market conditions. Unless terminated earlier by the Board, the program will expire when we have purchased all shares authorized for repurchase under the program.
We did not repurchase any shares under this program during the three months ended June 30, 2020. During the three months ended June 30, 2019, we repurchased 2.4 million shares of class A and class B common stock for $251 million. We repurchased 2.1 and 4.8 million shares of class A and class B common stock for $217 and $502 million during the six months ended June 30, 2020 and 2019, respectively ($231 million and $503 million in repurchases for 2020 and 2019, respectively, are reported on the statements of consolidated cash flows due to the timing of settlements).
From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs may allow us to repurchase our shares at a price below the weighted average share price for a given period. During the second quarter, we did not enter into any accelerated share repurchase transactions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a predetermined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the predetermined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the predetermined price, we will receive the number of shares specified in the agreement. We received net premiums of $6 and $1 million during the three and six months ended 2019, respectively, related to entering into and settling capped call options for the purchase of class B shares. As of June 30, 2020, we had no capped call options outstanding.
On April 28, 2020 we announced our intention to suspend stock repurchases.
Movements in Additional Paid-In Capital in respect of stock award plans comprise accruals for unvested awards, offset by adjustments for awards that vest during the period. The movements for the three and six months ended June 30, 2020 were driven by changes in the vesting schedule for certain of our awards.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three and six months ended June 30, 2020 and 2019 is as follows (in millions):

Three Months Ended June 30:	2020	2019
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,219)	$(1,073)
Translation adjustment (net of tax effect of $(14) and $(7))	10	(33)
Balance at end of period	(1,209)	(1,106)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	6	2
Current period changes in fair value (net of tax effect of $1 and $3)	5	5
Reclassification to earnings (net of tax effect of $(1) and $0)	(2)	—
Balance at end of period	9	7
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	329	116
Current period changes in fair value (net of tax effect of $(20) and $5)	(62)	15
Reclassification to earnings (net of tax effect of $(16) and $(9))	(52)	(27)
Balance at end of period	215	104
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(4,992)	(3,863)
Reclassification to earnings (net of tax effect of $13 and $14)	44	43
Balance at end of period	(4,948)	(3,820)
Accumulated other comprehensive income (loss) at end of period	$(5,933)	$(4,815)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:	2020	2019
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,078)	$(1,126)
Translation adjustment (net of tax effect of $(1) and $2)	(131)	20
Balance at end of period	(1,209)	(1,106)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	4	(2)
Current period changes in fair value (net of tax effect of $1 and $3)	7	9
Reclassification to earnings (net of tax effect of $(1) and $0)	(2)	—
Balance at end of period	9	7
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	112	40
Current period changes in fair value (net of tax effect of $63 and $33)	201	104
Reclassification to earnings (net of tax effect of $(31) and $(13))	(98)	(40)
Balance at end of period	215	104
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(5,035)	(3,906)
Reclassification to earnings (net of tax effect of $27 and $27)	87	86
Balance at end of period	(4,948)	(3,820)
Accumulated other comprehensive income (loss) at end of period	$(5,933)	$(4,815)

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and six months ended June 30, 2020 and 2019 is as follows (in millions):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
Three Months Ended June 30:	2020	2019
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	$3	$—	Investment income and other
Income tax (expense) benefit	(1)	—	Income tax expense
Impact on net income	2	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(3)	(3)	Interest expense
Foreign exchange contracts	71	39	Revenue
Income tax (expense) benefit	(16)	(9)	Income tax expense
Impact on net income	52	27	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(57)	(57)	Investment income and other
Income tax (expense) benefit	13	14	Income tax expense
Impact on net income	(44)	(43)	Net income
Total amount reclassified for the period	$10	$(16)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
Six Months Ended June 30:	2020	2019
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	$3	$—	Investment income and other
Income tax (expense) benefit	(1)	—	Income tax expense
Impact on net income	2	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(6)	(9)	Interest expense
Foreign exchange contracts	135	62	Revenue
Income tax (expense) benefit	(31)	(13)	Income tax expense
Impact on net income	98	40	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(114)	(113)	Investment income and other
Income tax (expense) benefit	27	27	Income tax expense
Impact on net income	(87)	(86)	Net income

Total amount reclassified for the period	$13	$(46)	Net income

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the three and six months ended June 30, 2020 and 2019 is as follows (in millions):

	2020		2019
Three Months Ended June 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$19		$25
Reinvested dividends		1		—
Benefit payments		—		—
Balance at end of period		$20		$25
Treasury Stock:
Balance at beginning of period	—	$(19)	(1)	$(25)
Reinvested dividends	—	(1)	—	—
Benefit payments	—	—	1	—
Balance at end of period	—	(20)	—	(25)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	2020		2019
Six Months Ended June 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$26		$32
Reinvested dividends		1		1
Benefit payments		(7)		(8)
Balance at end of period		$20		$25
Treasury Stock:
Balance at beginning of period	—	$(26)	(1)	$(32)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	7	1	8
Balance at end of period	—	(20)	—	(25)

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
Segment information for the three and six months ended June 30, 2020 and 2019 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
U.S. Domestic Package	$13,074	$11,150	$24,530	$21,630
International Package	3,705	3,505	7,088	6,964
Supply Chain & Freight	3,680	3,393	6,876	6,614
Consolidated	$20,459	$18,048	$38,494	$35,208
Operating Profit:
U.S. Domestic Package	$1,182	$1,208	$1,546	$1,874
International Package	771	663	1,322	1,191
Supply Chain & Freight	259	272	416	472
Consolidated	$2,212	$2,143	$3,284	$3,537

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to common shareowners	$1,768	$1,685	$2,733	$2,796
Denominator:
Weighted average shares	862	860	860	860
Deferred compensation obligations	—	—	—	1
Vested portion of restricted units	4	5	5	5
Denominator for basic earnings per share	866	865	865	866
Effect of dilutive securities:
Restricted units	3	4	4	3
Stock options	—	—	—	—
Denominator for diluted earnings per share	869	869	869	869
Basic earnings per share	$2.04	$1.95	$3.16	$3.23
Diluted earnings per share	$2.03	$1.94	$3.14	$3.22

Diluted earnings per share for the three months ended June 30, 2020 and 2019 excluded the effect of 1.3 and 0.9 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Antidulitive shares for the six months ended June 30, 2020 and 2019 were 1.3 and 0.9 million, respectively.

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
At June 30, 2020 and December 31, 2019, we held cash collateral of $623 and $495 million, respectively, under these agreements; this collateral is included in "Cash and cash equivalents" in the consolidated balance sheets and its use by UPS is not restricted. At each of June 30, 2020 and December 31, 2019, respectively, no additional collateral was required to be posted with our counterparties.
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
At June 30, 2020 and December 31, 2019 there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions.
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
Foreign Currency Risk Management
To protect against the reduction in value of forecasted foreign currency cash flows from our international package business, we maintain a foreign currency cash flow hedging program. Our most significant foreign currency exposures relate to the Euro, British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar. We hedge portions of our forecasted revenue denominated in foreign currencies with forward contracts. We normally designate and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the resulting gains and losses from these hedges are recognized as a component of international package revenue when the underlying sales transactions occur.

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

Outstanding Positions
As of June 30, 2020 and December 31, 2019, the notional amounts of our outstanding derivative positions were as follows (in millions):

	June 30, 2020		December 31, 2019
Currency hedges:
Euro	EUR	3,781	EUR	4,571
British Pound Sterling	GBP	1,308	GBP	1,494
Canadian Dollar	CAD	1,279	CAD	1,402
Hong Kong Dollar	HKD	3,464	HKD	3,327

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	3,250	USD	3,674
Floating to Fixed Interest Rate Swaps	USD	778	USD	778
As of June 30, 2020 and December 31, 2019, we had no outstanding commodity hedge positions.

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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$202	$138	$201	$131
Interest rate contracts	Other current assets	Level 2	20	2	20	2
Foreign exchange contracts	Other non-current assets	Level 2	300	252	299	236
Interest rate contracts	Other non-current assets	Level 2	37	21	33	20
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	3	7	3	7
Interest rate contracts	Other current assets	Level 2	12	—	10	—
Interest rate contracts	Other non-current assets	Level 2	—	12	—	11
Total Asset Derivatives			$574	$432	$566	$407

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$1	$7	$—	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	1	16	—	—
Interest rate contracts	Other non-current liabilities	Level 2	14	11	10	10
Derivatives not designated as hedges:
Interest rate contracts	Other current liabilities	Level 2	8	—	6	—
Interest rate contracts	Other non- current liabilities	Level 2	—	3	—	2
Total Liability Derivatives			$24	$37	$16	$12
Our foreign exchange, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2. At June 30, 2020 and December 31, 2019 we did not have any derivatives that were classified as Level 1 (valued using quoted prices in active markets for identical assets) or Level 3 (valued using significant unobservable inputs).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of June 30, 2020 and December 31, 2019 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	June 30, 2020	June 30, 2020	December 31, 2019	December 31, 2019
Long-term debt and finance leases	$2,840	$68	$3,234	$40
The cumulative amount of fair value hedging losses remaining for any hedged assets and liabilities for which hedge accounting has been discontinued as of June 30, 2020 is $11 million. These amounts will be recognized over the next 10 years.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and (losses) that have been recognized in the income statement for the fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2020		2019
	Revenue	Interest Expense	Revenue	Interest Expense
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$2	$—	$(30)
Derivatives designated as hedging instruments	—	(2)	—	30
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(3)	—	(3)
Foreign Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	71	—	39	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$71	$(3)	$39	$(3)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2020		2019
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Revenue	Interest Expense
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$(34)	$—	$(45)
Derivatives designated as hedging instruments	—	34	—	45
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(6)	—	(9)
Foreign Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	135	—	62	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$135	$(6)	$62	$(9)
The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the three and six months ended June 30, 2020 and 2019 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2020	2019
Interest rate contracts	$(2)	$(2)
Foreign exchange contracts	(80)	22
Total	$(82)	$20

Six Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2020	2019
Interest rate contracts	$(3)	$11
Foreign exchange contracts	267	126
Total	$264	$137

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2020, there were $248 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12 month period ending June 30, 2021. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 12 years.
The following table indicates the amount of gains and (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three and six months ended June 30, 2020 and 2019 for those instruments designated as net investment hedges (in millions):

Three Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2020	2019
Foreign denominated debt	$(103)	$(67)
Total	$(103)	$(67)
Six Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2020	2019
Foreign denominated debt	$47	$6
Total	$47	$6

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
We also periodically terminate interest rate swaps and foreign exchange forward contracts by entering into offsetting swap and foreign currency positions with different counterparties. As part of this process, we de-designate our original swap and foreign exchange contracts. These transactions provide an economic offset that effectively eliminates the effects of changes in market valuation.
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three and six months ended June 30, 2020 and 2019 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2020	2019
Three Months Ended June 30:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange contracts	Investment income and other	2	(19)
Total		$—	$(21)
Six Months Ended June 30:
Interest rate contracts	Interest expense	$(4)	$(4)
Foreign exchange contracts	Investment income and other	(49)	(20)
Total		$(53)	$(24)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. INCOME TAXES
Our effective tax rate increased to 25.0% in the second quarter of 2020 from 23.5% in the same period of 2019 (24.2% year-to-date in 2020 compared to 23.3% in the same period of 2019). The recognition in income tax of excess tax benefits related to share-based compensation reduced our effective rate by 0.3% year-to-date in 2020 compared to 0.2% in the same period of 2019 (there was no significant impact in the second quarter of 2020 or 2019). Our effective tax rate increased in 2020 compared to 2019 primarily due to unfavorable changes in our uncertain tax positions.
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
As discussed in note 17, we recognized pre-tax transformation strategy costs of $112 million in the second quarter of 2020 compared to $21 million in the same period of 2019 ($157 million year-to-date in 2020 compared to $144 million in the same period of 2019). As a result, we recorded an additional income tax benefit of $29 million in the second quarter of 2020 compared to $4 million in the same period of 2019 ($39 million year-to-date in 2020 compared to $34 million in the same period of 2019). This year-to-date benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate primarily due to the effect of U.S. state and local taxes and foreign taxes.

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
The table below presents the transformation strategy costs for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Transformation Strategy Costs:
Compensation and benefits	$81	$2	$93	$108
Total other expenses	31	19	64	36
Total Transformation Strategy Costs	$112	$21	$157	$144

Income Tax Benefit from Transformation Strategy Costs	(29)	(4)	(39)	(34)
After Tax Transformation Strategy Costs	$83	$17	$118	$110
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
During the second quarter, the COVID-19 pandemic and the resulting actions taken by governments and consumers around the world continued to impact our business globally. In particular, shutdowns and other restrictions implemented in many countries, together with the continuing migration to e-commerce, significantly impacted the overall mix of demand for our services. Business-to-consumer shipments were elevated throughout the second quarter, although their relative share of average daily volume began to reduce in June as government restrictions were eased globally. Commercial shipments, which declined as a result of the widespread shutdowns, began to recover in the latter part of the quarter.
The U.S. Domestic Package segment experienced strong revenue growth, driven by increased residential ground volume. The change in customer and product mix, as well as a decline in average billable weight per shipment, resulted in lower revenue per piece. Expenses reflect the impact of elevated residential deliveries. The lower delivery density resulted in higher average daily union hours and higher average daily miles driven. We also hired approximately 39,000 additional employees to enable us to process the increase in volume. These factors weighed on the segment's operating profit for the quarter.
We expect the elevated level of volume and residential deliveries will continue, although we are unable to predict for how long these circumstances will persist. We anticipate that our benefits cost will increase in the latter part of the year as newly-hired employees become eligible for coverage. Additionally, costs incurred to improve our time-in-transit may exceed the associated revenue for the remainder of the year. If we are unable to optimize volume in our network and adjust our costs in response to the lower delivery density, operating margins may continue to be compressed.
Our International segment experienced revenue growth driven by a strong increase in outbound volume from Asia, as well as growth from e-commerce within Europe. We expect outbound demand from Asia to moderate over the remainder of the year.
In our Supply Chain & Freight segment, we experienced growth in international air freight due to outbound demand from Asia, primarily for personal protective equipment and other supplies related to the COVID-19 pandemic. In addition, our mail services business saw strong growth from e-commerce shipments. Our other Supply Chain & Freight businesses were negatively impacted by the widespread business shutdowns, and we expect that overall conditions may remain challenging.
We continue to anticipate negative impacts on our accounts receivable collections from the disruption to global business activity caused by COVID-19. As a result, we recorded an incremental allowance for credit losses of $27 million in the second quarter ($50 million year-to-date). As global macroeconomic trends continue to evolve, it is possible that we will experience further adverse developments in our allowances for credit losses or be required to recognize impairments of goodwill or other long-lived assets. The increases in average daily hours and average daily miles driven within our U.S. Domestic business could also continue to drive adverse developments in our casualty self-insurance reserves.
We believe that we remain well positioned for long-term growth, however we cannot reasonably estimate the duration or severity of this pandemic or its ultimate impact on the global economy, our business results or liquidity. For additional information on these risks and uncertainties, see Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Highlights of our consolidated results for the three and six months ended June 30, 2020 and 2019 follow:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue (in millions)	$20,459	$18,048	$2,411	13.4%	$38,494	$35,208	$3,286	9.3%
Operating Expenses (in millions)	18,247	15,905	2,342	14.7%	35,210	31,671	3,539	11.2%
Operating Profit (in millions)	$2,212	$2,143	$69	3.2%	$3,284	$3,537	$(253)	(7.2)%
Operating Margin	10.8%	11.9%			8.5%	10.0%
Net Income (in millions)	$1,768	$1,685	$83	4.9%	$2,733	$2,796	$(63)	(2.3)%
Basic Earnings Per Share	$2.04	$1.95	$0.09	4.6%	$3.16	$3.23	$(0.07)	(2.2)%
Diluted Earnings Per Share	$2.03	$1.94	$0.09	4.6%	$3.14	$3.22	$(0.08)	(2.5)%

Average Daily Package Volume (in thousands)	24,436	20,220		20.9%	22,780	19,997		13.9%
Average Revenue Per Piece	$10.63	$11.21	$(0.58)	(5.2)%	$10.74	$11.15	$(0.41)	(3.7)%

•Consolidated revenue increased 13.4% (9.3% year-to-date), driven by growth in business-to-consumer shipments.
•Average daily package volume increased 20.9% (13.9% year-to-date), primarily driven by business-to-consumer increases in our U.S. Domestic Package segment.
•In our U.S. Domestic Package segment, average revenue per piece decreased as a result of changes in customer and product mix and lower average billable weight per piece. Currency movements as well as fuel prices negatively impacted revenue per piece in our International Package segment.
•Operating expenses increased primarily due to volume growth as well as the shift in customer and product mix described above.
•Consolidated operating profit for the quarter increased $69 million or 3.2%, driven by strong demand out of Asia and growth in e-commerce in our International Package segment.
•We reported net income of $1.8 billion ($2.7 billion year-to-date) and diluted earnings per share of $2.03 ($3.14 year-to-date). Excluding the after-tax impact of transformation strategy costs of $83 million ($118 million year-to-date), adjusted diluted earnings per share was $2.13 ($3.28 year-to-date).
•Net cash from operations increased $1.7 billion to $5.9 billion.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supplemental Information - Items Affecting Comparability
We supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures including "adjusted" compensation and benefits, operating expenses, operating profit, operating margin, other income (expense), income before income taxes, income tax expense, effective tax rate, net income and earnings per share. We believe that these non-GAAP measures provide additional meaningful information to assist users of our financial statements in understanding our financial results and assessing our ongoing performance, because they exclude items that may not be indicative of, or are unrelated to, our underlying operations, and may provide a useful baseline for analyzing trends in our underlying businesses. These non-GAAP measures are used internally by management for business unit operating performance analysis, business unit resource allocation and in connection with incentive compensation award determinations.
Adjusted amounts reflect the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Adjustments	2020	2019	2020	2019
Operating Expenses:
Transformation Strategy Costs	$112	$21	$157	$144
Total Adjustments to Operating Expenses	112	21	157	144
Income Tax Benefit from Transformation Strategy Costs	(29)	(4)	(39)	(34)
Total Adjustments to Net Income	$83	$17	$118	$110
For additional information regarding our transformation strategy costs see note 17 to the unaudited, consolidated financial statements included in this report.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Segment Review
The results and discussions that follow are reflective of how our management monitors and evaluates the performance of our reporting segments.
Certain operating expenses are allocated among our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense that is attributed to each segment. Changes in these estimates would directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our business. Beginning in 2020, we updated our cost allocation methodology for the Ground with Freight Pricing ("GFP") product. The cost associated with GFP that is allocated from the U.S. Domestic Package segment to UPS Freight, within the Supply Chain & Freight segment, was adjusted to better reflect operational activities associated with this product. As a result, expense allocated to UPS Freight for the second quarter decreased by $1 million (increased allocation of $2 million year-to-date). There were no significant changes in our expense allocation methodologies in 2019.
We continue to monitor the impact of COVID-19 on the fair value of our reporting units and indefinite-lived intangible assets. As of June 30, 2020, we concluded that no events had occurred that would more likely than not reduce the fair value of any reporting unit or indefinite-lived intangible asset below its carrying value as of that date. However, the economic outlook remains uncertain. If our future expectations for revenue, earnings or cash flows from our reporting units decrease, it is reasonably possible that goodwill or indefinite-lived intangible assets in one or more of these reporting units could be impaired.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,865	1,855		0.5%	1,874	1,710		9.6%
Deferred	1,702	1,380		23.3%	1,597	1,382		15.6%
Ground	17,560	13,972		25.7%	16,114	13,829		16.5%
Total Average Daily Package Volume	21,127	17,207		22.8%	19,585	16,921		15.7%
Average Revenue Per Piece:
Next Day Air	$16.62	$18.30	$(1.68)	(9.2)%	$16.84	$18.48	$(1.64)	(8.9)%
Deferred	11.92	13.10	(1.18)	(9.0)%	12.21	12.80	(0.59)	(4.6)%
Ground	8.71	8.75	(0.04)	(0.5)%	8.72	8.75	(0.03)	(0.3)%
Total Average Revenue Per Piece	$9.67	$10.12	$(0.45)	(4.4)%	$9.79	$10.07	$(0.28)	(2.8)%
Operating Days in Period	64	64			128	127
Revenue (in millions):
Next Day Air	$1,984	$2,173	$(189)	(8.7)%	$4,039	$4,014	$25	0.6%
Deferred	1,298	1,157	141	12.2%	2,495	2,246	249	11.1%
Ground	9,792	7,820	1,972	25.2%	17,996	15,370	2,626	17.1%
Total Revenue	$13,074	$11,150	$1,924	17.3%	$24,530	$21,630	$2,900	13.4%
Operating Expenses (in millions):
Operating Expenses	$11,892	$9,942	$1,950	19.6%	$22,984	$19,756	$3,228	16.3%
Transformation Strategy Costs	(33)	(18)	(15)	83.3%	(70)	(46)	(24)	52.2%
Adjusted Operating Expense	$11,859	$9,924	$1,935	19.5%	$22,914	$19,710	$3,204	16.3%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,182	$1,208	$(26)	(2.2)%	$1,546	$1,874	$(328)	(17.5)%
Adjusted Operating Profit	$1,215	$1,226	$(11)	(0.9)%	$1,616	$1,920	$(304)	(15.8)%
Operating Margin	9.0%	10.8%			6.3%	8.7%
Adjusted Operating Margin	9.3%	11.0%			6.6%	8.9%
Revenue
The change in overall revenue was due to the following factors:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Second quarter 2020 vs. 2019	22.8%	(4.3)%	(1.2)%	17.3%
Year-to-date 2020 vs. 2019	16.7%	(2.7)%	(0.6)%	13.4%
Volume
Volume increased across all products in the second quarter and year-to-date periods, led by strong growth in our deferred and ground services driven by continuing elevated demand for residential delivery. Growth was driven primarily by large retail customers, although we experienced volume growth from small- and medium-sized business customers of 17.8% and 22.4% during May and June, respectively, as a result of the e-commerce shift related to COVID-19.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Business-to-consumer shipments, which represented approximately 69% of the total U.S. Domestic Package average daily volume in the quarter, as compared to approximately 51% in the second quarter of 2019, grew 65.2% (up 42.8% year-to-date) driven by growth in e-commerce. In particular, we continued to experience significantly elevated business-to-consumer volume as restrictions implemented in response to COVID-19 drove more consumers online. Business-to-consumer shipments remained significantly elevated throughout the second quarter, although the percentage of average daily volume attributable to business-to-consumer shipments declined in June as government restrictions were eased around the country and business activity began to increase. Business-to-business shipments decreased 21.9% in the second quarter (down 12.0% year-to-date), driven by lower volume in our ground products as a result of temporary business closures across large parts of the country. This decrease was most significant in April, when volume declined 37.8%, and had moderated to a decline of 7.7% in June.
Overall average daily volume increased in the second quarter and year-to-date periods for both our Next Day Air and Deferred products. Strong air volume growth continued primarily in residential Next Day and Deferred Package products as the impacts of COVID-19 drove a significant increase in business-to-consumer volume. This growth was slightly offset by declines in Next Day and Second Day Letter volume due to shifts in customer preferences.
Residential ground and SurePost volume also increased significantly in the second quarter and year-to-date periods, driven by changes in customer mix resulting from continued growth in e-commerce as COVID-19 restrictions continued during the quarter. Ground commercial volume declined overall during the second quarter and year-to-date periods as many businesses temporarily closed in response to government restrictions, however we experienced some volume growth in June as businesses began to reopen.
Rates and Product Mix
Overall revenue per piece decreased for the second quarter and year-to-date periods due to changes in customer and product mix and fuel surcharge rates, partially offset by changes in base rates.
Revenue per piece for all products was positively impacted by a base rate increase in December 2019. Ground rates and air services rates increased an average net 4.9%.
Revenue per piece for our Next Day Air and Deferred products decreased in the second quarter and year-to-date periods. This decrease was primarily driven by a shift in customer and product mix and a decrease in average billable weight per piece, which was partially offset by the increase in base rates described above.
Revenue per piece for our Ground products decreased slightly for the second quarter and year-to-date periods primarily due to a shift in product mix with a substantial increase in SurePost volume, as well as a decrease in average billable weight per piece. This decrease was partially offset by base rate increases.
Fuel Surcharges
We apply a fuel surcharge to domestic air and ground services that is adjusted weekly. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel price. Effective March 2, 2020, the fuel surcharge rates were raised for all thresholds on U.S. air and ground services. Based on published rates, the average fuel surcharges for domestic Air and Ground products were as follows:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2020	2019	% Point	2020	2019	% Point
Next Day Air / Deferred	1.9%	7.7%	(5.8)%	3.9%	7.4%	(3.5)%
Ground	6.4%	7.4%	(1.0)%	6.8%	7.3%	(0.5)%
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges are only one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and additional charges for these services and the pricing discounts offered.
Total domestic fuel surcharge revenue decreased by $129 million in the second quarter (down $135 year-to-date) as a result of lower fuel surcharge indices, partially offset by increases in package volume and shifts in product mix.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year over year impact of transformation strategy costs, increased in the second quarter, primarily due to increased pickup and delivery costs (up $1,249 million). Pickup and delivery costs increased as the elevated level of residential volume negatively impacted our delivery density, driving a 36.2% increase in package delivery stops per day and a 15.7% increase in average daily miles driven. In addition, the costs of operating our domestic integrated air and ground network increased $221 million, the costs of package sorting increased $271 million and other indirect operating costs increased $194 million. The increases in expense were driven by several factors:
•Higher employee compensation and benefit costs largely resulting from:
◦volume growth, which resulted in an increase in average daily direct union labor hours of 22.7%;
◦union pay rate increases; and
◦growth in the overall size of the workforce.
We incurred higher employee benefit expenses due to additional headcount, contractual contribution rate increases to union multiemployer plans, changes in benefit eligibility for certain union employees and higher service costs for our company-sponsored pension and postretirement plans, primarily driven by lower discount rates used to measure the projected benefit obligations of these plans. Workers' compensation expense increased $126 million as a result of additional hours, medical and wage inflation and claims experience.
•Higher third party transportation costs were largely driven by additional SurePost volume.
•The increases described above were partially offset by a decrease in fuel costs driven by lower jet fuel, diesel and gasoline prices, as well as alternative fuel tax credits arising from legislation passed in the fourth quarter of 2019.
On a year-to-date basis, operating expenses and operating expenses excluding the year over year impact of transformation strategy costs increased due to pickup and delivery costs (up $1,972 million), the costs of operating our domestic integrated air and ground network (up $505 million), the costs of package sorting (up $427 million) and other indirect operating costs (up $300 million). These increases were primarily driven by higher volume with lower delivery density, increased employee compensation and benefit costs and higher self-insurance casualty losses.
Total cost per piece decreased 2.6% for the second quarter (down 0.3% year-to-date). Excluding the impact of transformation strategy costs, adjusted cost per piece decreased 2.7% for the second quarter (down 0.3% year-to-date). Cost per piece decreased primarily due to lower fuel costs.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $26 million in the second quarter (down $328 million year-to-date), with operating margins decreasing 180 basis points to 9.0% (down 240 basis points to 6.3% year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted operating profit decreased $11 million in the second quarter (down $304 million year-to-date), with adjusted operating margins decreasing 170 basis points to 9.3% (down 230 basis points to 6.6% year-to-date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Average Daily Package Volume (in thousands):
Domestic	1,764	1,626		8.5%	1,716	1,657		3.6%
Export	1,545	1,387		11.4%	1,479	1,419		4.2%
Total Average Daily Package Volume	3,309	3,013		9.8%	3,195	3,076		3.9%
Average Revenue Per Piece:
Domestic	$6.37	$6.63	$(0.26)	(3.9)%	$6.41	$6.56	$(0.15)	(2.3)%
Export	28.56	30.06	(1.50)	(5.0)%	28.45	29.40	(0.95)	(3.2)%
Total Average Revenue Per Piece	$16.73	$17.41	$(0.68)	(3.9)%	$16.61	$17.10	$(0.49)	(2.9)%
Operating Days in Period	64	64			128	127
Revenue (in millions):
Domestic	$719	$690	$29	4.2%	$1,407	$1,380	$27	2.0%
Export	2,824	2,668	156	5.8%	5,385	5,299	86	1.6%
Cargo and Other	162	147	15	10.2%	296	285	11	3.9%
Total Revenue	$3,705	$3,505	$200	5.7%	$7,088	$6,964	$124	1.8%
Operating Expenses (in millions):
Operating Expenses	$2,934	$2,842	$92	3.2%	$5,766	$5,773	$(7)	(0.1)%
Transformation Strategy Costs	(71)	(2)	(69)	N/M	(78)	(86)	8	(9.3)%
Adjusted Operating Expenses	$2,863	$2,840	$23	0.8%	$5,688	$5,687	$1	—%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$771	$663	$108	16.3%	$1,322	$1,191	$131	11.0%
Adjusted Operating Profit	$842	$665	$177	26.6%	$1,400	$1,277	$123	9.6%
Operating Margin	20.8%	18.9%			18.7%	17.1%
Adjusted Operating Margin	22.7%	19.0%			19.8%	18.3%
Currency Benefit / (Cost) – (in millions)*:
Revenue				$(38)				$(57)
Operating Expenses				46				87
Operating Profit				$8				$30
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Second quarter 2020 vs. 2019	9.8%	1.1%	(4.1)%	(1.1)%	5.7%
Year-to-date 2020 vs. 2019	4.7%	—%	(2.1)%	(0.8)%	1.8%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume increased in the second quarter and year-to-date periods for both domestic and export products. Business-to-consumer volume increased in the second quarter and year-to-date periods, with growth peaking in May as isolation measures implemented by many countries in response to COVID-19 during the first quarter continued to push consumers online. As countries began easing these measures in the latter half of the second quarter, business-to-consumer volume decreased slightly in June. Business-to-business volume declined in the second quarter and for the year-to-date. Declines in commercial volume in April and May were partially offset by growth in June, primarily in Europe and Asia as business activity began to resume.
Average daily volume for the quarter and year-to-date periods was impacted by higher online consumer demand, as well as increased demand from the government and technology sectors. These increases were slightly offset by lower demand from manufacturing, healthcare and professional services customers.
Export volume increased in the second quarter and year-to-date periods across most major trade lanes, driven by Asia, as the region was the first to ease restrictions implemented in response to COVID-19. Volume on the Europe to U.S. and Intra-Europe trade lanes also increased, driven by our large customers. Export volume growth for the quarter and year-to-date periods was strongest in our non-premium expedited and standard products such as Worldwide Expedited and Transborder Standard. Export volume increased slightly in the second quarter in our premium Worldwide Express product.
Domestic volume also increased in the majority of our markets in the second quarter and year-to-date periods primarily due to residential growth from large customers in the online retail sector.
Rates and Product Mix
In December 2019 we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market. In response to capacity constraints driven by the COVID-19 pandemic, we implemented a demand surcharge on certain shipments from Asia to the U.S. and Asia to Europe in March 2020.
Total revenue per piece decreased 3.9% in the second quarter (down 2.9% year-to-date), of which 1.0% (0.8% year-to-date) was attributable to currency movements. Excluding the impact of currency, revenue per piece decreased 2.9% (2.1% year-to-date), primarily due to negative impacts from declines in fuel surcharge indices.
Domestic revenue per piece decreased 3.9% in the second quarter (down 2.3% year-to-date), of which 2.4% (2.0% year-to-date) was attributable to currency movements. Excluding the impact of currency, revenue per piece decreased 1.5% (0.3% year-to-date) due to declines in fuel surcharge indices, offset by base rate increases.
Export revenue per piece decreased 5.0% in the second quarter (3.2% year-to-date), of which 0.6% (0.4% year-to-date) was attributable to currency movements. Excluding the impact of currency, revenue per piece decreased 4.4% (2.8% year-to-date) driven by declines in fuel surcharge indices and the continuing trend towards our non-premium products, offset by base rate increases and growth in our express product in Asia.
We have implemented changes to our international rates to better reflect the rapidly changing environment. We constantly monitor rates and make adjustments where feasible.
Fuel Surcharges
We apply fuel surcharges on our international air and ground services. The fuel surcharges for international air services originating inside or outside the U.S. are largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges and the pricing discounts offered. Total international fuel surcharge revenue decreased $148 million in the second quarter ($155 million year-to-date) due to the declines in fuel surcharge indices.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year over year impact of transformation strategy costs, increased in the second quarter but remained relatively flat year-to-date. The second quarter increase was primarily due to increased pickup and delivery costs driven by higher volume, which were partially offset by more effective management of network capacity, combined with lower fuel prices and favorable currency exchange rate movements.
The costs of operating our integrated international air and ground network decreased $105 million in the second quarter ($137 million year-to-date), as increased block hours were more than offset by lower fuel prices. Pickup and delivery costs increased $64 million for the second quarter ($69 million year-to-date) due to shifts in customer and product mix. The remaining increase in operating expenses in the second quarter and year-to-date periods was largely attributable to transformation strategy costs.
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
Operating Profit and Margin
As a result of the factors described above, operating profit increased $108 million in the second quarter ($131 million year-to-date), with operating margin increasing 190 basis points to 20.8% (160 basis points to 18.7% year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted operating profit increased for the second quarter and year-to-date periods, with adjusted operating margin increasing 370 basis points to 22.7% (150 basis points to 19.8% year-to-date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Freight LTL Statistics:
Revenue (in millions)	$585	$706	$(121)	(17.1)%	$1,222	$1,341	$(119)	(8.9)%
Revenue Per Hundredweight	$26.82	$26.34	$0.48	1.8%	$26.65	$26.23	$0.42	1.6%
Shipments (in thousands)	2,071	2,440		(15.1)%	4,296	4,623		(7.1)%
Shipments Per Day (in thousands)	32.4	38.1		(15.0)%	33.6	36.4		(7.7)%
Gross Weight Hauled (in millions of lbs)	2,181	2,680		(18.6)%	4,585	5,113		(10.3)%
Weight Per Shipment (in lbs)	1,053	1,098		(4.1)%	1,067	1,106		(3.5)%
Operating Days in Period	64	64			128	127
Revenue (in millions):
Forwarding	$1,771	$1,496	$275	18.4%	$3,144	$2,912	$232	8.0%
Logistics	977	833	144	17.3%	1,822	1,665	157	9.4%
Freight	724	861	(137)	(15.9)%	1,490	1,634	(144)	(8.8)%
Other	208	203	5	2.5%	420	403	17	4.2%
Total Revenue	$3,680	$3,393	$287	8.5%	$6,876	$6,614	$262	4.0%
Operating Expenses (in millions):
Operating Expenses	$3,421	$3,121	$300	9.6%	$6,460	$6,142	$318	5.2%
Transformation Strategy Costs	(8)	(1)	(7)	N/M	(9)	(12)	3	(25.0)%
Adjusted Operating Expenses:	$3,413	$3,120	$293	9.4%	$6,451	$6,130	$321	5.2%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$259	$272	$(13)	(4.8)%	$416	$472	$(56)	(11.9)%
Adjusted Operating Profit	$267	$273	$(6)	(2.2)%	$425	$484	$(59)	(12.2)%
Operating Margin	7.0%	8.0%			6.1%	7.1%
Adjusted Operating Margin	7.3%	8.0%			6.2%	7.3%
Currency Benefit / (Cost) – (in millions)*:
Revenue			(52)				(100)
Operating Expenses			59				106
Operating Profit			7				6
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Transformation Strategy Costs (in millions):
Forwarding	$4	$1	$3	N/M	$5	$6	$(1)	(16.7)%
Logistics	4	—	4	N/M	4	6	(2)	(33.3)%
Total Transformation Strategy Costs	$8	$1	$7	N/M	$9	$12	$(3)	(25.0)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue for the Supply Chain & Freight segment increased $287 million in the second quarter ($262 million year-to-date).
Forwarding revenue in the second quarter increased due to higher market rates and capacity surcharges in our international air freight forwarding business attributable to increased volume on Asia-outbound lanes. This volume growth was driven by shipments of personal protective equipment and other supplies related to the COVID-19 pandemic. The increase more than offset both quarter- and year-to-date declines in our North American air freight and ocean freight forwarding businesses that continue to be impacted by the overall decline in demand resulting from economic uncertainty driven by COVID-19 and ongoing global trade tensions. In addition, our truckload brokerage business experienced a decline in revenue due to market pricing pressures in both the quarter and year-to-date periods.
Logistics revenue increased in our mail services business in the second quarter due to e-commerce growth driven by COVID-19, which also drove a favorable shift in product mix. In addition, the healthcare sector experienced revenue growth for the quarter and year-to-date periods, partly resulting from increased demand for healthcare logistics and distribution solutions in response to COVID-19. Revenue from most other sectors declined due to the economic impacts of the pandemic on customer demand.
UPS Freight revenue decreased as a result of volume and tonnage declines in our LTL product which were driven by reduced demand in the freight market, particularly early in the quarter. Fuel surcharge revenue decreased in the second quarter as a result of lower diesel fuel prices. On a year-to-date basis, volume declines in our LTL and truckload products contributed to the decline in revenue. These decreases were partially offset by an increase in LTL revenue per hundredweight, largely due to base rate increases that took effect in March 2020.
Operating Expenses
Total operating expenses for the Supply Chain & Freight segment, and operating expenses excluding the year over year impact of transformation strategy costs, increased in the second quarter and year-to-date periods.
Forwarding operating expenses increased $241 million in the second quarter ($236 million year-to-date). Purchased transportation expense increased $244 million in the quarter ($260 million year-to-date), as market rate increases in our international air freight forwarding business outpaced the overall declines in tonnage and volume. For the quarter and year-to-date periods, these increases were slightly offset by the impact of cost management initiatives that were implemented in response to lower volume.
Logistics operating expenses increased $146 million ($148 million year-to-date), driven by higher purchased transportation expense in the second quarter for mail services as a result of volume growth and carrier rate increases, as well as volume growth in the healthcare sector.
UPS Freight operating expenses decreased $96 million in the second quarter ($82 million year-to-date), largely due to lower costs associated with operating our linehaul network ($46 and $47 million year-to-date) and lower pickup and delivery costs ($43 and $38 million year-to-date). These reductions were driven by the declines in tonnage and volume resulting from the impact of COVID-19 on the freight market, as well as cost management initiatives and production improvements implemented in response to market conditions. On a year-to-date basis, expense was impacted by increases in reserves for self-insured automobile liability claims.
Operating Profit and Margin
As a result of the factors described above, operating profit for the Supply Chain & Freight segment decreased $13 million in the second quarter ($56 million year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted operating profit decreased $6 million in the second quarter ($59 million year-to-date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Operating Expenses (in millions):
Compensation and benefits	$10,843	$9,299	$1,544	16.6%	$20,929	$18,616	$2,313	12.4%
Transformation strategy costs	(81)	(2)	(79)	N/M	(93)	(108)	15	(13.9)%
Adjusted Compensation and benefits	10,762	9,297	1,465	15.8%	20,836	18,508	2,328	12.6%

Repairs and maintenance	554	473	81	17.1%	1,117	907	210	23.2%
Depreciation and amortization	661	575	86	15.0%	1,309	1,143	166	14.5%
Purchased transportation	3,716	3,000	716	23.9%	6,647	5,966	681	11.4%
Fuel	499	857	(358)	(41.8)%	1,260	1,627	(367)	(22.6)%
Other occupancy	355	322	33	10.2%	738	693	45	6.5%
Other expenses	1,619	1,379	240	17.4%	3,210	2,719	491	18.1%
Total Other expenses	7,404	6,606	798	12.1%	14,281	13,055	1,226	9.4%
Other Transformation strategy costs	(31)	(19)	(12)	63.2%	(64)	(36)	(28)	77.8%
Adjusted Total Other expenses	7,373	6,587	786	11.9%	14,217	13,019	1,198	9.2%

Total Operating Expenses	$18,247	$15,905	$2,342	14.7%	$35,210	$31,671	$3,539	11.2%
Adjusted Total Operating Expenses	$18,135	$15,884	$2,251	14.2%	$35,053	$31,527	$3,526	11.2%

Currency (Benefit) / Cost - (in millions)*				$(105)				$(193)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Transformation strategy costs (in millions):
Compensation	$7	$2	$5	N/M	$15	$2	$13	N/M
Benefits	74	—	74	N/M	78	106	(28)	(26.4)%
Other occupancy	2	4	(2)	(50.0)%	4	4	—	—%
Other expenses	29	15	14	93.3%	60	32	28	87.5%
Total Transformation strategy costs	$112	$21	$91	N/M	$157	$144	$13	9.0%
Compensation and Benefits
Total compensation and benefits, and total compensation and benefits excluding the year over year impact of transformation strategy costs, increased in the second quarter and year-to-date periods.
Total compensation costs increased $843 million or 15.2% ($1.2 billion or 10.8% year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted total compensation costs increased $838 million ($1.2 billion year-to-date), driven by higher U.S. Domestic direct labor costs as a result of growth in average daily volume. This volume growth drove additional headcount and an increase in average daily union hours of 22.7% (15.7% year-to-date). Contractual union wage increases also contributed to the increase in compensation costs for hourly employees. Compensation costs for management employees increased primarily due to salary increases and growth in the overall size of the workforce.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Benefits costs increased $701 million or 18.7% ($1.1 billion or 14.8% year-to-date). Excluding the year over year impact of transformation strategy costs, adjusted benefits costs increased $627 million ($1.1 billion year-to-date):
•Health and welfare costs increased $147 million ($312 million year-to-date), driven by increased contributions to multiemployer plans due to an overall increase in the size of the workforce, contractual rate increases and changes in eligibility for certain union employees.
•Pension and other postretirement benefits costs increased $193 million ($351 million year-to-date) due to higher service cost for company-sponsored plans, primarily driven by a reduction in discount rates, increased contributions to multiemployer plans due to contractually-mandated contribution increases and an overall increase in the size of the workforce.
•Vacation, excused absence, payroll taxes and other costs increased $159 million ($244 million year-to-date), primarily driven by salary increases, growth in the overall size of the workforce and additional incentives for certain full-time employees.
•Workers' compensation costs increased $128 million ($238 million year-to-date) driven by an increase in overall hours worked, wage and medical inflation and unfavorable claims trends. We evaluate the total potential range of actuarial outcomes when estimating losses that will ultimately be incurred. See note 1 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, for a further description of this policy.
Repairs and Maintenance
The increase in repairs and maintenance expense in the quarter and year-to-date periods was driven by additional aircraft engine maintenance events, as well as an increase in routine repairs to buildings and facilities and maintenance of our other transportation equipment.
Depreciation and Amortization
Depreciation and amortization expense increased in the quarter and year-to-date periods as a result of the additional investments in facility automation and capacity expansion projects, increases in the size of our vehicle and aircraft fleets and investments in internally developed software.
Purchased Transportation
The overall increase in purchased transportation expense in the quarter and year-to-date periods charged to us by third-party carriers was primarily driven by the following:
•U.S. Domestic Package expense increased $393 million ($408 million year-to-date) driven by an increase in SurePost volume that drove higher utilization of third-party transportation carriers. Volume growth in our other products also resulted in additional third-party transportation expense.
•Forwarding and Logistics expense increased $330 million ($345 million year-to-date), primarily due to increased market rates in our international air freight business, as well as volume increases in our mail services business. This was partially offset by a reduction in truckload brokerage expense resulting from declines in market rates.
•International Package expense increased $81 million ($57 million year-to-date) primarily due to volume increases in Asia that drove higher pickup and delivery cost.
•UPS Freight expense decreased $44 million ($45 million year-to-date) primarily due to a decline in LTL shipments which resulted in lower carrier miles, as well as declines in fuel surcharges passed on to us.
•Other purchased transportation expense decreased $44 million ($84 million year-to-date) due to changes in the number of leased and chartered aircraft.
Fuel
The decrease in fuel expense in the quarter and year-to-date periods was driven by lower jet fuel, diesel and gasoline prices, as well as alternative fuel tax credits arising from legislation passed in the fourth quarter of 2019. These decreases were partially offset by higher consumption due to increases in aircraft block hours and miles driven as a result of increased volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Occupancy
Other occupancy expense, and other occupancy expense excluding the year over year impact of transformation strategy costs, increased in the quarter and year-to-date periods primarily due to additional operating facilities coming into service.
Other Expenses
Other expenses, and other expenses excluding the year over year impact of transformation strategy costs, increased in the quarter and year-to-date periods as a result of the following items:
•Purchases of cleaning and other safety supplies primarily related to COVID-19 of $66 million in the second quarter and year-to-date periods.
•Reserves for uncertain tax positions and legal contingencies of $66 million in the second quarter ($56 million year-to-date).
•Self-insured automobile liability claims of $21 million in the second quarter ($130 million year-to-date) increased primarily as a result of higher average daily miles driven in our U.S. Domestic business.
•Allowances for credit losses and other bad debt expense, primarily driven by the economic impact of COVID-19, increased $16 million in the second quarter as compared to the prior year ($48 million year-to-date).
•Other items, including transportation equipment expenses, outside professional fees and information technology and communications costs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income and other and interest expense for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Investment Income and Other	$328	$220	$108	49.1%	$673	$435	$238	54.7%
Interest Expense	(183)	(159)	(24)	15.1%	(350)	(328)	(22)	6.7%
Total Other Income and (Expense)	$145	$61	$84	137.7%	$323	$107	$216	N/M
Investment Income and Other
The increase in investment income and other for the second quarter and year-to-date periods was primarily due to an increase in other pension income, which is comprised of expected returns on pension assets net of interest cost on projected benefit obligations. Expected returns on pension assets increased as a result of a higher asset base due to positive asset returns in 2019 and discretionary contributions. Pension interest cost decreased due to the impact of lower year end discount rates that was partially offset by ongoing plan growth and an increase in projected benefit obligations as a result of the year end measurement of our plans. Investment income decreased due to lower yields on invested assets and impairments of certain investments, partially offset by foreign currency gains.
Interest Expense
The increase in interest expense for the second quarter and year-to-date periods was primarily due to additional interest expense from debt issuances since the first quarter of 2019, partially offset by lower effective interest rates on floating rate debt and commercial paper balances.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth income tax expense and our effective tax rate for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Income Tax Expense	$589	$519	$70	13.5%	$874	$848	$26	3.1%
Income Tax Impact of:
Transformation Strategy Costs	29	4	25	N/M	39	34	5	14.7%
Adjusted Income Tax Expense	$618	$523	$95	18.2%	$913	$882	$31	3.5%
Effective Tax Rate	25.0%	23.5%			24.2%	23.3%
Adjusted Effective Tax Rate	25.0%	23.5%			24.2%	23.3%
For additional information on income tax expense and our effective tax rate, see note 16 to the unaudited, consolidated financial statements included in this report.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of June 30, 2020, we had $9.2 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets financing and other available liquidity options will be adequate to fund our operating requirements, planned capital expenditures and pension contributions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund ongoing needs.
As previously disclosed and described below, as a result of the ongoing economic uncertainty created by the COVID-19 pandemic, we intend to defer certain components of our previously announced capital expenditure program beyond 2020, and have suspended share repurchases under our stock repurchase program.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Six Months Ended June 30,
	2020	2019
Net income	$2,733	$2,796
Non-cash operating activities (a)	2,672	2,317
Pension and postretirement benefit plan contributions (company-sponsored plans)	(263)	(1,108)
Hedge margin receivables and payables	128	123
Income tax receivables and payables	380	373
Changes in working capital and other non-current assets and liabilities	291	(262)
Other operating activities	6	(32)
Net cash from operating activities	$5,947	$4,207
___________________
(a)Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, allowances for expected credit losses, amortization on operating lease assets, pension and postretirement benefit plan expense, stock compensation expense and other non-cash items.
Net cash from operating activities increased $1.7 billion year-to-date. The following factors contributed to the change in net cash from operating activities:
•We made year-to-date contributions to our company-sponsored pension and U.S. postretirement medical benefit plans totaling $263 million during 2020 as compared to $1.1 billion in 2019. There have been no discretionary contributions to our qualified, company-sponsored U.S. pension plans during 2020 ($1.0 billion year-to-date in 2019).
•The net hedge margin collateral received from our derivative counterparties increased by $5 million year-to-date due to the change in net fair value of derivative contracts used in our currency and interest rate hedging programs.
•Cash received in respect of income taxes increased, primarily due to the timing of income tax payments.
•Favorable changes in our working capital, largely driven by changes in incentive compensation plan payouts and other compensation-related items. These included deferral of approximately $370 million of employer payroll taxes under the Coronavirus Aid, Relief and Economic Security (CARES) Act that was signed into law on March 27, 2020. The CARES Act includes, among other things, provisions relating to deferral of the employer portion of certain payroll taxes, temporary suspension of federal excise taxes on the transportation of property by air and on commercial purchases of jet aviation fuel and deferral of federal income tax payments. We anticipate that the various provisions of the CARES Act will provide a temporary cash flow benefit in the current year of approximately $1.0 billion. Working capital also benefited from changes in the timing of interest payments on outstanding debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2020, our total worldwide holdings of cash, cash equivalents and marketable securities were $9.2 billion, of which approximately $2.7 billion was held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures and shareowner returns, including dividend payments. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Six Months Ended June 30,
	2020	2019
Net cash used in investing activities	$(1,943)	$(2,847)

Capital Expenditures:
Buildings, facilities and plant equipment	$(1,023)	$(1,224)
Aircraft and parts	(463)	(791)
Vehicles	(196)	(434)
Information technology	(383)	(412)
	$(2,065)	$(2,861)

Capital Expenditures as a % of revenue	5.4%	8.1%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$2	$6
Net change in finance receivables	$16	$8
Net (purchases), sales and maturities of marketable securities	$110	$97
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$—	$(1)
Other investing activities	$(6)	$(96)
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. Our current investment program includes investments in buildings, facilities and plant equipment. In the first quarter, we announced a reduction in our forecasted capital expenditures for the year of $1.0 billion through deferring certain facility projects and vehicle purchases to future years. We currently anticipate that our capital expenditures will be approximately $5.6 billion in 2020.
Year-to-date capital expenditures on buildings, facilities and plant equipment decreased in our U.S. and international package businesses, largely due to the timing of payments and postponement of certain facility automation and capacity expansion projects. Capital spending on aircraft decreased due to reductions in contract deposits on open aircraft orders and final payments associated with the delivery of aircraft. Capital spending on vehicles decreased due to the timing of vehicle replacement projects and changes in vendor payment terms.
The net change in finance receivables was primarily due to growth in our finance portfolios. Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will fluctuate from period to period.
There was no cash paid for business acquisitions year-to-date. Cash paid for business acquisitions in 2019 related to our acquisition of area franchise rights for The UPS Store. Other investing activities are impacted by changes in our non-current investments, changes in purchase contract deposits for buildings and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (amounts in millions, except per share data):

	Six Months Ended June 30,
	2020	2019
Net cash from (used in) financing activities	$(399)	$(1,534)
Share Repurchases:
Cash expended for shares repurchased	$(231)	$(503)
Number of shares repurchased	(2.1)	(4.8)
Shares outstanding at period end	863	859
Percent increase (decrease) in shares outstanding	0.7%	0.1%
Dividends:
Dividends declared per share	$2.02	$1.92
Cash expended for dividend payments	$(1,683)	$(1,599)
Borrowings:
Net borrowings (repayments) of debt principal	$1,718	$614
Other Financing Activities:
Cash received for common stock issuances	$131	$129
Other financing activities	$(334)	$(175)
Capitalization:
Total debt outstanding at period end	$26,948	$23,379
Total shareowners’ equity at period end	4,376	4,423
Total capitalization	$31,324	$27,802
Debt to Total Capitalization %	86.0%	84.1%
We repurchased a total of 2.1 million shares of class A and class B common stock for $217 million year-to-date and 4.8 million shares for $502 million in the prior year-to-date period ($231 and $503 million in repurchases for 2020 and 2019, respectively, are reported on the statement of cash flows due to timing of settlements). All of the share repurchases in 2020 occurred in the three months ended March 31, 2020. As previously disclosed, we have suspended share repurchases under our stock repurchase program. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements included in this report.
The declaration of dividends is subject to the discretion of the Board and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend payment to $1.01 per share in 2020, compared to $0.96 in 2019. We expect to continue paying regular cash dividends.
Issuances of debt year-to-date consisted primarily of fixed-rate senior notes of varying maturities totaling $3.5 billion, as well as borrowings under our commercial paper program. These issuances more than satisfy our debt repayment obligations for 2020. Repayments of debt for the year-to-date period included fixed-rate senior notes totaling $424 million, commercial paper and scheduled principal payments on our finance lease obligations. Year-to-date issuances of debt in 2019 consisted primarily of fixed-rate senior notes totaling $1.5 billion. Repayments included fixed-rate senior notes totaling $1.0 billion, commercial paper and scheduled principal payments on our finance lease obligations. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Functional currency outstanding balance at quarter-end	Outstanding balance at quarter-end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2020
USD	$1,652	$1,652	$1,998	$1,998	1.05%
EUR	€228	$256	€652	$719	(0.42)%
Total		$1,908
Cash outflows for other financing activities were impacted by several factors. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards were $323 and $173 million for the year-to-date periods of 2020 and 2019, respectively. This increase was driven by changes in the vesting schedule for certain of our awards.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rate Adjustments

On May 15, 2020, we announced an increase in the temporary peak surcharge that took effect on April 12, 2020 for shipments from China Mainland and Hong Kong to the United States. This change took effect May 24, 2020.

On May 26, 2020, we announced a temporary peak surcharge on certain U.S. domestic packages that became effective May 31, 2020.

On June 23, 2020, we announced a decrease in the temporary peak surcharge on shipments from China Mainland to the United States. The change became effective June 28, 2020.

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
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2020	December 31, 2019
Currency Derivatives	$503	$374
Interest Rate Derivatives	47	21
	$550	$395
As of June 30, 2020 and December 31, 2019, we had no outstanding commodity hedge positions.
Our market risks, hedging strategies and financial instrument positions at June 30, 2020 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. In 2020, we entered into several foreign exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forward contracts expire. The remaining fair value changes between December 31, 2019 and June 30, 2020 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $623 million and were not required to post any cash collateral with our counterparties as of June 30, 2020.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that more of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
For a discussion of material legal proceedings affecting the Company, see note 11 to the unaudited, consolidated financial statements included in this report.

Item 1A.Risk Factors
The occurrence of any of the significant risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 could materially affect us, including impacting our business, financial condition, results of operations, stock price or credit rating, as well as our reputation. These risks are not the only ones we face. We could also be materially adversely affected by other events, factors or uncertainties that are unknown to us, or that we do not currently consider to be significant.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion for shares of class A and class B common stock. As of June 30, 2020, we had $2.1 billion of this share repurchase authorization available.
On April 28, 2020 we announced our intention to suspend share repurchases under our stock repurchase program. There were no repurchases of class A or class B common stock during the second quarter. In the first quarter, we repurchased approximately $217 million of shares.
For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements included in this report.

Item 6.Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	August 4, 2020	By:	/S/ BRIAN O. NEWMAN
Brian O. Newman
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)