Form 10-Q
period 2020-09-30
UNITED PARCEL SERVICE INC
filed 2020-11-02
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 149,181,469 Class A shares, and 715,216,514 Class B shares, with a par value of $0.01 per share, outstanding at October 20, 2020.

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience, present expectations or anticipated results. These risks and uncertainties, many of which are outside of our control, include, but are not limited to: continued uncertainties related to the impact of the COVID-19 pandemic on our business and operations, financial condition, financial results and financial position, our customers and suppliers, and on the global economy; changes in general economic conditions, in the U.S. or internationally; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; changes in the complex and stringent regulation in the U.S. and internationally (including tax laws and regulations); increased physical or data security requirements or complexities; legal, regulatory or market responses to global climate change; results of negotiations and ratifications of labor contracts; employee strikes, work stoppages or slowdowns; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; our ability to maintain our brand image; breaches in data security; disruptions to the Internet or our technology infrastructure; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in asset impairments; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefit plans; potential additional tax liabilities in the U.S. or internationally; the potential for various claims and litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, joint ventures or strategic alliances; our ability to realize the anticipated benefits from our transformation initiatives; cyclical and seasonal fluctuations in our operating results; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of information contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2020 (unaudited) and December 31, 2019 (in millions)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$8,839	$5,238
Marketable securities	402	503
Accounts receivable	9,153	9,645
Less: Allowance for credit losses	(160)	(93)
Accounts receivable, net	8,993	9,552
Other current assets	1,696	1,810
Total Current Assets	19,930	17,103
Property, Plant and Equipment, Net	32,164	30,482
Operating Lease Right-Of-Use Assets	3,022	2,856
Goodwill	3,816	3,813
Intangible Assets, Net	2,289	2,167
Investments and Restricted Cash	25	24
Deferred Income Tax Assets	277	330
Other Non-Current Assets	883	1,082
Total Assets	$62,406	$57,857
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$2,382	$3,420
Current maturities of operating leases	560	538
Accounts payable	5,609	5,555
Accrued wages and withholdings	3,140	2,552
Self-insurance reserves	1,128	914
Accrued group welfare and retirement plan contributions	857	793
Other current liabilities	1,780	1,641
Total Current Liabilities	15,456	15,413
Long-Term Debt and Finance Leases	23,336	21,818
Non-Current Operating Leases	2,473	2,391
Pension and Postretirement Benefit Obligations	9,630	10,601
Deferred Income Tax Liabilities	2,145	1,632
Other Non-Current Liabilities	3,760	2,719
Shareowners’ Equity:
Class A common stock (150 and 156 shares issued in 2020 and 2019, respectively)	2	2
Class B common stock (714 and 701 shares issued in 2020 and 2019, respectively)	7	7
Additional paid-in capital	490	150
Retained earnings	11,115	9,105
Accumulated other comprehensive loss	(6,022)	(5,997)
Deferred compensation obligations	20	26
Less: Treasury stock (0.4 shares in 2020 and 2019)	(20)	(26)
Total Equity for Controlling Interests	5,592	3,267
Noncontrolling interests	14	16
Total Shareowners’ Equity	5,606	3,283
Total Liabilities and Shareowners’ Equity	$62,406	$57,857
See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$21,238	$18,318	$59,732	$53,526
Operating Expenses:
Compensation and benefits	11,077	9,590	32,006	28,206
Repairs and maintenance	576	485	1,693	1,392
Depreciation and amortization	677	587	1,986	1,730
Purchased transportation	3,937	2,984	10,584	8,950
Fuel	618	824	1,878	2,451
Other occupancy	376	346	1,114	1,039
Other expenses	1,614	1,374	4,824	4,093
Total Operating Expenses	18,875	16,190	54,085	47,861
Operating Profit	2,363	2,128	5,647	5,665
Other Income and (Expense):
Investment income and other	338	237	1,011	672
Interest expense	(176)	(159)	(526)	(487)
Total Other Income and (Expense)	162	78	485	185
Income Before Income Taxes	2,525	2,206	6,132	5,850
Income Tax Expense	568	456	1,442	1,304
Net Income	$1,957	$1,750	$4,690	$4,546
Basic Earnings Per Share	$2.25	$2.03	$5.42	$5.26
Diluted Earnings Per Share	$2.24	$2.01	$5.39	$5.23

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$1,957	$1,750	$4,690	$4,546
Change in foreign currency translation adjustment, net of tax	65	(48)	(66)	(28)
Change in unrealized gain (loss) on marketable securities, net of tax	(2)	(3)	3	6
Change in unrealized gain (loss) on cash flow hedges, net of tax	(195)	206	(92)	270
Change in unrecognized pension and postretirement benefit costs, net of tax	43	43	130	129
Comprehensive Income	$1,868	$1,948	$4,665	$4,923

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$4,690	$4,546
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,986	1,730
Pension and postretirement benefit expense	481	566
Pension and postretirement benefit contributions	(1,307)	(2,321)
Self-insurance reserves	388	(181)
Deferred tax (benefit) expense	566	43
Stock compensation expense	508	716
Other (gains) losses	164	46
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	352	843
Other assets	391	778
Accounts payable	(450)	(914)
Accrued wages and withholdings	1,330	(506)
Other liabilities	120	393
Other operating activities	64	(46)
Net cash from operating activities	9,283	5,693
Cash Flows From Investing Activities:
Capital expenditures	(3,219)	(4,336)
Proceeds from disposals of property, plant and equipment	10	61
Purchases of marketable securities	(202)	(487)
Sales and maturities of marketable securities	309	817
Net change in finance receivables	24	8
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(13)	(6)
Other investing activities	(15)	(84)
Net cash used in investing activities	(3,106)	(4,027)
Cash Flows From Financing Activities:
Net change in short-term debt	(1,924)	(1,100)
Proceeds from long-term borrowings	5,003	4,802
Repayments of long-term borrowings	(2,746)	(2,411)
Purchases of common stock	(224)	(751)
Issuances of common stock	214	161
Dividends	(2,528)	(2,397)
Other financing activities	(351)	(158)
Net cash used in financing activities	(2,556)	(1,854)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(19)	6
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,602	(182)
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	5,238	4,367
End of period	$8,840	$4,185

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying interim unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2020, our results of operations for the three and nine months ended September 30, 2020 and 2019 and our cash flows for the nine months ended September 30, 2020 and 2019. The results reported in these interim unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The interim unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of September 30, 2020 and December 31, 2019. The fair values of our investment securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short- and long-term debt in note 9 and our derivative instruments in note 15. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
Use of Estimates
The preparation of the accompanying interim unaudited, consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of these financial statements, as well as the reported amounts of revenues and expenses during the reporting period.
Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration of the pandemic, and the resulting economic consequences, remain uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") introducing an expected credit loss methodology for the measurement of financial assets not accounted for at fair value. The methodology replaced the probable, incurred loss model for those assets. We adopted this standard on January 1, 2020. Upon adoption, we updated our process for calculating our allowance for credit losses to include reasonable and supportable forecasts that could affect expected collectability. In the third quarter of 2020, we decreased our allowance for credit losses by $6 million (an increase of $44 million year to date) based upon our current forecasts that reflect slight improvements in the economic outlook.
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
In March 2020, the FASB issued an ASU to temporarily ease the potential burden in accounting for reference rate reform. The update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The guidance was effective upon issuance and generally can be applied through December 31, 2022. We are evaluating the potential impacts of reference rate reform on our various contractual positions to determine whether we may apply any of the practical expedients set forth in this update.
For accounting standards adopted in the period ended September 30, 2019, refer to note 1 to our audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Other accounting pronouncements issued before, but not effective until after, September 30, 2020, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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
Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Next Day Air	$2,098	$2,146	$6,137	$6,160
Deferred	1,378	1,248	3,873	3,494
Ground	9,749	8,061	27,745	23,431
U.S. Domestic Package	13,225	11,455	37,755	33,085

Domestic	776	689	2,183	2,069
Export	3,153	2,673	8,538	7,972
Cargo & Other	158	132	454	417
International Package	4,087	3,494	11,175	10,458

Forwarding	1,753	1,472	4,897	4,384
Logistics	1,040	846	2,862	2,511
Freight	870	852	2,360	2,486
Other	263	199	683	602
Supply Chain & Freight	3,926	3,369	10,802	9,983

Consolidated revenue	$21,238	$18,318	$59,732	$53,526
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
As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use the cost-to-cost measure of progress for our package delivery contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including ancillary or accessorial fees and reductions for estimated customer incentives, are recorded proportionally as costs are incurred. Costs to fulfill include labor and other direct costs and an allocation of indirect costs. For our freight and freight forwarding contracts, an output method of progress based on time-in-transit is utilized as the timing of costs incurred does not best depict the transfer of control to the customer. In our Logistics business, we have a right to consideration from customers in an amount that corresponds directly with the value to the customers of our performance completed to date, and as such, we recognize revenue in the amount to which we have a right to invoice the customer.
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
Payment Terms
Under the typical payment terms of our customer contracts, the customer pays at periodic intervals, which are generally seven days within our U.S. Domestic Package business, for shipments included on invoices received. Invoices are generated each week on the week-ending day, which is Saturday for the majority of our U.S. Domestic Package business, but could be another day depending on the business unit or the specific agreement with the customer. It is not customary business practice to extend payment terms past 90 days, and as such, we do not have a practice of including a significant financing component within our contracts with customers.

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
In the third quarter, we decreased our allowance for expected credit losses by $6 million (an increase of $44 million year to date) based upon current forecasts that reflect slight improvements in the economic outlook. Our allowance for credit losses as of September 30, 2020 and December 31, 2019 was $160 and $93 million, respectively. Amounts for credit losses charged to expense before recoveries during the three months ended September 30, 2020 and 2019 were $51 and $40 million, respectively, and for the nine months ended September 30, 2020 and 2019 were $204 and $145 million, respectively.
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
Contract assets related to in-transit packages were $368 and $272 million at September 30, 2020 and December 31, 2019, respectively, net of deferred revenue related to in-transit packages of $463 and $264 million at September 30, 2020 and December 31, 2019, respectively. Contract assets are included within "Other current assets" in the consolidated balance sheets. Short-term contract liabilities related to advance payments from customers were $8 and $7 million at September 30, 2020 and December 31, 2019, respectively. Short-term contract liabilities are included within "Other current liabilities" in the consolidated balance sheets. Long-term contract liabilities related to advance payments from customers were $26 million at both September 30, 2020 and December 31, 2019. Long-term contract liabilities are included within "Other Non-Current Liabilities" in the consolidated balance sheets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. STOCK-BASED COMPENSATION
We issue share-based awards under various incentive compensation plans, which permit the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock units, and restricted performance shares and performance units to eligible employees (restricted stock and stock units, restricted performance shares and performance units are herein referred to as "Restricted Units"). Upon vesting, Restricted Units result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Dividends accrued on Restricted Units are reinvested in additional Restricted Units at each dividend payable date and are subject to the same vesting and forfeiture conditions as the underlying Restricted Units upon which they are earned.
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

In the second quarter, we awarded a one-time grant of Restricted Units to one participant that will vest over the same period as the 2020 LTIP. Based on the date that the Compensation Committee approved this award, we determined the award measurement date for the first measurement period to be June 1, 2020 and the target Restricted Units awarded were valued at $99.08 using a Monte Carlo valuation.

In the third quarter of 2020, we awarded a one-time grant of Restricted Units to one participant that will vest over the same period as the 2020 LTIP. Based on the date that the Compensation Committee approved this award, we determined the award measurement date for the first measurement period to be August 12, 2020 and the target Restricted Units awarded were valued at $186.67 using a Monte Carlo valuation.
The weighted-average assumptions used and the calculated weighted-average fair values of the first measurement period for the 2020 LTIP and the RTSR portion of the 2019 LTIP are as follows:

	2020	2019
Risk-free interest rate	0.15%	2.23%
Expected volatility	27.53%	19.64%
Weighted-average fair value of units granted	$92.77	$123.44
Share payout	101.00%	115.04%
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
Pre-tax compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the three months ended September 30, 2020 and 2019 was $140 and $203 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $508 and $716 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of September 30, 2020 and December 31, 2019 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2020:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	180	3	—	183
Mortgage and asset-backed debt securities	33	2	—	35
Corporate debt securities	167	4	—	171
Non-U.S. government debt securities	11	—	—	11
Total available-for-sale marketable securities	391	9	—	400

Total current marketable securities	$393	$9	$—	$402

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2019:
Current trading marketable securities:
Corporate debt securities	$112	$—	$—	$112
Equity securities	2	—	—	2
Total trading marketable securities	114	—	—	114

Current available-for-sale securities:
U.S. government and agency debt securities	191	2	—	193
Mortgage and asset-backed debt securities	46	1	—	47
Corporate debt securities	130	3	—	133
Non-U.S. government debt securities	16	—	—	16
Total available-for-sale marketable securities	383	6	—	389

Total current marketable securities	$497	$6	$—	$503
Investment Impairments
We have concluded that no material impairment losses existed as of September 30, 2020. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturity Information
The amortized cost and estimated fair value of marketable securities at September 30, 2020, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$29	$30
Due after one year through three years	315	320
Due after three years through five years	8	8
Due after five years	39	42
	391	400
Equity securities	2	2
	$393	$402
Non-Current Investments and Restricted Cash
We held a $22 and $21 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan at September 30, 2020 and December 31, 2019, respectively. The quarterly change in investment fair value is recognized in "Investment income and other" in the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets of $2 and $3 million as of September 30, 2020 and December 31, 2019, respectively. We previously held various marketable securities and cash equivalents as collateral under an escrow agreement to guarantee our self-insurance obligations. In 2019, we liquidated this investment balance and pledged the required collateral with a surety bond. At September 30, 2020 and December 31, 2019, we had $1 and $0 million, respectively, in restricted cash.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions):

	September 30, 2020	December 31, 2019	September 30, 2019
Cash and cash equivalents	$8,839	$5,238	$4,040
Restricted cash	1	—	145
Total cash, cash equivalents and restricted cash	$8,840	$5,238	$4,185
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
September 30, 2020:
Marketable Securities:
U.S. government and agency debt securities	$183	$—	$—	$183
Mortgage and asset-backed debt securities	—	35	—	35
Corporate debt securities	—	171	—	171
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	11	—	11
Total marketable securities	183	219	—	402
Other non-current investments	22	—	—	22
Total	$205	$219	$—	$424

December 31, 2019:
Marketable Securities:
U.S. government and agency debt securities	$193	$—	$—	$193
Mortgage and asset-backed debt securities	—	47	—	47
Corporate debt securities	—	245	—	245
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	16	—	16
Total marketable securities	193	310	—	503
Other non-current investments	21	—	1	22
Total	$214	$310	$1	$525
There were no transfers of investments between Level 1 and Level 2 during the nine months ended September 30, 2020 or 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2020 and December 31, 2019 consisted of the following (in millions):

	2020	2019
Vehicles	$10,604	$10,613
Aircraft	19,672	19,045
Land	2,146	2,087
Buildings	5,575	5,046
Building and leasehold improvements	4,888	4,898
Plant equipment	14,088	13,849
Technology equipment	2,695	2,206
Construction-in-progress	2,940	1,983
	62,608	59,727
Less: Accumulated depreciation and amortization	(30,444)	(29,245)
	$32,164	$30,482
Property, plant and equipment purchased on account was $835 and $372 million as of September 30, 2020 and December 31, 2019, respectively.
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aviation fuel prices and other factors. Additionally, we monitor all other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. There were no material impairment charges during the nine months ended September 30, 2020 or 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost for our company-sponsored pension and postretirement benefit plans for the three and nine months ended September 30, 2020 and 2019 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2020	2019	2020	2019	2020	2019
Three Months Ended September 30:
Service cost	$463	$360	$7	$6	$17	$15
Interest cost	495	516	23	27	10	12
Expected return on assets	(887)	(782)	(2)	(2)	(22)	(19)
Amortization of prior service cost	55	55	1	2	—	—
Net periodic benefit cost	$126	$149	$29	$33	$5	$8

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2020	2019	2020	2019	2020	2019
Nine Months Ended September 30:
Service cost	$1,390	$1,079	$22	$18	$50	$43
Interest cost	1,483	1,550	68	81	30	35
Expected return on assets	(2,662)	(2,347)	(6)	(6)	(64)	(57)
Amortization of prior service cost	164	164	5	5	1	1
Net periodic benefit cost	$375	$446	$89	$98	$17	$22
The components of net periodic benefit cost other than current service cost are presented within “Investment income and other” in the statements of consolidated income.
During the first nine months of 2020, we contributed $1.1 billion and $242 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We currently expect to contribute approximately $24 million over the remainder of the year to our pension benefit plans. Subject to market conditions, we continually evaluate opportunities for additional discretionary pension contributions.
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
As of September 30, 2020 and December 31, 2019, we had $839 and $845 million, respectively, recorded in "Other Non-Current Liabilities" and $7 million as of both September 30, 2020 and December 31, 2019, recorded in "Other current liabilities" on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 42 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of September 30, 2020 and December 31, 2019 was $991 and $929 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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
In December 2014, Congress passed the Multiemployer Pension Reform Act (“MPRA”). This change in law for the first time permitted multiemployer pension plans to reduce benefit payments to retirees, subject to specific guidelines in the statute and government approval. In September 2015, the CSPF submitted a proposed pension benefit reduction plan to the U.S. Department of the Treasury (“Treasury”). In May 2016, Treasury rejected the proposed plan submitted by the CSPF. In the first quarter of 2018, Congress established a Joint Select Committee to develop a recommendation to improve the solvency of multiemployer plans and the Pension Benefit Guaranty Corporation (“PBGC”) before a November 30, 2018 deadline. While the Committee’s efforts failed to meet its deadline, the Committee made significant progress towards finding solutions that will address the long-term solvency of multiemployer pension plans. In the third quarter of 2019, the U.S. House of Representatives passed the Rehabilitation for Multiemployer Pensions Act of 2019 to provide assistance to critical and declining multiemployer pension plans. Additionally, in 2020, the U.S. House of Representatives passed two versions of the Health and Economic Recovery Omnibus Emergency Solutions Act ("HEROES Act"), which would provide financial support to those same plans. These bills are with the U.S. Senate for consideration. UPS will continue to work with all stakeholders, including legislators and regulators, to implement an acceptable solution.
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
The future value of this estimate will be influenced by the terms and timing of any MPRA filing, changes in our discount rate, rate of return on assets and other actuarial assumptions, presumed solvency of the PBGC, as well as potential solutions resulting from federal government intervention. Any such event may result in a decrease or an increase in the best estimate of our projected benefit obligation. If the uncertainties are not resolved, it is reasonably possible that our projected benefit obligation could increase by approximately $2.2 billion at the December 31, 2020 measurement date, resulting in a total obligation for coordinating benefits of approximately $4.8 billion. If a future change in law occurs, it may be a significant event requiring an interim remeasurement of the UPS/IBT Plan at the date the law is enacted. We will continue to assess the impact of these uncertainties on our projected benefit obligation in accordance with ASC 715.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Collective Bargaining Agreements
We have approximately 290,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. The current National Master Agreement ("NMA") was ratified on April 28, 2019 and runs through July 31, 2023. Most of the economic provisions of the NMA are retroactive to August 1, 2018, which is the effective date of the NMA. The UPS Freight business unit national master agreement was ratified on November 11, 2018.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of September 30, 2020 and December 31, 2019 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2019:	$715	$416	$2,682	$3,813
Acquired	—	—	—	—
Currency / Other	—	(2)	5	3
September 30, 2020:	$715	$414	$2,687	$3,816
The change in goodwill for both the International Package and Supply Chain & Freight segments was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
Goodwill Impairment
We completed our annual goodwill impairment assessment for all reporting units and indefinite-lived intangible assets as of July 1, 2020 and determined that no impairments had occurred. We continue to monitor our reporting units and indefinite-lived intangible assets for indications of triggering events that would require an update to our annual impairment evaluation between the annual assessment date and December 31, 2020. There were no triggering events identified during the third quarter.
The following is a summary of intangible assets as of September 30, 2020 and December 31, 2019 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2020:
Capitalized software	$4,460	$(2,890)	$1,570
Licenses	156	(84)	72
Franchise rights	158	(112)	46
Customer relationships	720	(325)	395
Trade name	200	—	200
Trademarks, patents and other	23	(17)	6
Total Intangible Assets, Net	$5,717	$(3,428)	$2,289
December 31, 2019:
Capitalized software	$4,125	$(2,704)	$1,421
Licenses	117	(64)	53
Franchise rights	146	(109)	37
Customer relationships	730	(282)	448
Trade name	200	—	200
Trademarks, patents and other	29	(21)	8
Total Intangible Assets, Net	$5,347	$(3,180)	$2,167
As of September 30, 2020, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $4 million, which are deemed to be indefinite-lived intangible assets and are included in the table above.
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. We have recorded $4 million in impairment charges for finite-lived intangible assets during 2020. There was no impairment in 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt as of September 30, 2020 and December 31, 2019 consisted of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2020	2019
Commercial paper	$1,202	2021	$1,202	$3,234

Fixed-rate senior notes:
3.125% senior notes	1,500	2021	1,516	1,524
2.050% senior notes	700	2021	700	699
2.450% senior notes	1,000	2022	1,031	1,003
2.350% senior notes	600	2022	599	598
2.500% senior notes	1,000	2023	996	995
2.800% senior notes	500	2024	497	497
2.200% senior notes	400	2024	398	398
3.900% senior notes	1,000	2025	995	—
2.400% senior notes	500	2026	498	498
3.050% senior notes	1,000	2027	993	992
3.400% senior notes	750	2029	745	745
2.500% senior notes	400	2029	397	397
4.450% senior notes	750	2030	743	—
6.200% senior notes	1,500	2038	1,483	1,483
5.200% senior notes	500	2040	493	—
4.875% senior notes	500	2040	490	490
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	491	491
3.750% senior notes	1,150	2047	1,137	1,136
4.250% senior notes	750	2049	742	742
3.400% senior notes	700	2049	688	688
5.300% senior notes	1,250	2050	1,231	—
Floating-rate senior notes:
Floating-rate senior notes	350	2021	350	349
Floating-rate senior notes	400	2022	399	399
Floating-rate senior notes	500	2023	499	499
Floating-rate senior notes	1,039	2049-2067	1,027	1,028
8.375% Debentures:
8.375% debentures	—	2020	—	426
8.375% debentures	276	2030	281	281
Pound Sterling notes:
5.500% notes	86	2031	85	86
5.125% notes	585	2050	554	566
Euro senior notes:
0.375% notes	820	2023	816	779
1.625% notes	820	2025	816	779
1.000% notes	585	2028	582	556
1.500% notes	585	2032	582	556
Floating-rate senior notes	—	2020	—	559
Canadian senior notes:
2.125% notes	560	2024	558	571
Finance lease obligations	411	2020-2210	411	498
Facility notes and bonds	320	2029-2045	320	320
Other debt	5	2020-2025	5	8
Total debt	$25,869		25,718	25,238
Less: Current maturities			(2,382)	(3,420)
Long-term debt			$23,336	$21,818

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. We had the following amounts outstanding under these programs as of September 30, 2020: $935 million with an average interest rate of 0.12% and €228 million ($267 million) with an average interest rate of -0.28%. As of September 30, 2020, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheets.
Debt Classification
We have classified a portion of our debt instruments that mature within twelve months and certain floating-rate senior notes with put options as long-term due to our intent and ability to refinance the debt.
Debt Repayments
On July 15, 2020 our Euro floating-rate senior notes with a principal balance of €500 million ($566 million) matured and were repaid in full. On April 1, 2020, our 8.375% senior notes with a principal balance of $424 million matured and were repaid in full.
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
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $2.0 billion and expires on December 8, 2020. We expect to be able to renew this facility upon expiration. The second agreement provides revolving credit facilities of $2.5 billion and expires on December 11, 2023. Both of the credit agreements have the following terms:
•Generally, amounts outstanding under these facilities bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus an applicable margin.
•Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; and (3) LIBOR for a one month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.
The applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our one-year credit default swap spread:
•The $2.0 billion facility is subject to a minimum rate of 0.25% and a maximum rate of 1.00%.
•The $2.5 billion facility is subject to a minimum rate of 0.10% and a maximum rate of 0.75% per annum. The rate is interpolated for a period from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of the facility then in effect (but not less than a period of one year).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0%). We are also able to request advances under these facilities based on competitive bids for the applicable interest rate. There were no amounts outstanding under these facilities as of September 30, 2020.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2020, and for all periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2020, 10% of net tangible assets was equivalent to $4.1 billion; however, we had no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $29.3 and $26.9 billion as of September 30, 2020 and December 31, 2019, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
We lease property and equipment under finance and operating leases. We have finance and operating leases for package centers, airport facilities, warehouses, office space, aircraft, aircraft engines, information technology equipment (primarily mainframes, servers and copiers), vehicles and various other equipment used in operating our business. Certain leases for real estate and aircraft contain options to purchase, extend or terminate the lease. Determining the lease term and amount of lease payments to include in the calculation of the ROU asset and lease liability for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain and if the optional period and payments should be included in the calculation of the associated ROU asset and lease liability. In making this determination, we consider all relevant economic factors that would compel us to exercise or not exercise an option.
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
When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. For these leases, we use an estimate of our incremental borrowing rate to discount lease payments based on information available at lease commencement. The incremental borrowing rate is derived using multiple inputs including our credit rating, the impact of full collateralization, lease term and denominated currency. The remaining lease terms vary from 1 month to 189 years.
Aircraft
In addition to the aircraft that we own, we have leases for 324 aircraft. Of these leased aircraft, 27 are classified as finance leases, 16 are classified as operating leases and the remaining 281 are classified as short-term leases. A majority of the obligations associated with the aircraft classified as finance leases have been legally defeased. Most of our long-term aircraft operating leases are operated by a third party to handle package and cargo volume in geographic regions where, due to government regulations, we are restricted from operating an airline.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
From time to time, we enter into leases with the intention of purchasing the property, either through purchase options with a fixed price or a purchase agreement negotiated contemporaneously with the lease agreement. We classify these leases as finance leases and include the purchase date and purchase price in the determination of the lease term and lease payments, respectively, when the option to exercise or purchase is reasonably certain.
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
The components of lease expense for the three and nine months ended September 30, 2020 and 2019 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$180	151	$527	$474
Finance lease costs:
Amortization of assets	20	18	58	55
Interest on lease liabilities	4	5	14	14
Total finance lease costs	24	23	72	69
Variable lease costs	58	69	171	148
Short-term lease costs	260	194	716	633
Total lease costs	$522	$437	$1,486	$1,324

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental information related to leases and location within our consolidated balance sheets are as follows (in millions, except lease term and discount rate):

	September 30, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$3,022	$2,856

Current maturities of operating leases	$560	$538
Non-current operating leases	2,473	2,391
Total operating lease liabilities	$3,033	$2,929

Finance Leases:
Property, plant and equipment, net	$1,289	$1,502

Current maturities of long-term debt, commercial paper and finance leases	$88	$181
Long-term debt and finance leases	323	317
Total finance lease liabilities	$411	$498

Weighted average remaining lease term (in years):
Operating leases	9.4	9.7
Finance leases	9.4	8.9

Weighted average discount rate:
Operating leases	2.56%	2.78%
Finance leases	4.25%	4.03%

Supplemental cash flow information related to leases is as follows (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$508	$455
Operating cash flows from finance leases	11	11
Financing cash flows from finance leases	136	121

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$544	$144
Finance leases	50	61

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of September 30, 2020 are as follows (in millions):

	Finance Leases	Operating Leases
2020	$61	$148
2021	62	634
2022	56	541
2023	45	440
2024	37	323
Thereafter	252	1,504
Total lease payments	513	3,590
Less: Imputed interest	(102)	(557)
Total lease obligations	411	3,033
Less: Current obligations	(88)	(560)
Long-term lease obligations	$323	$2,473
As of September 30, 2020, we have additional leases which have not commenced. These leases will commence in 2020 and 2021 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

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
Judicial Proceedings
In February 2015, the State and City of New York filed suit against UPS in the U.S. District Court for the Southern District of New York, arising from alleged shipments of cigarettes to New York State and City residents. The complaint asserted claims under various federal and state laws. The complaint also included a claim that UPS violated the Assurance of Discontinuance it entered into with the New York Attorney General in 2005 concerning cigarette deliveries. On March 24, 2017, the District Court issued an opinion and order finding liability against UPS on each of the plaintiffs’ causes of action. On May 25, 2017, the District Court issued a corrected opinion and order on liability and an order awarding the plaintiffs damages of $9 million and penalties of $238 million. Following an appeal, on November 7, 2019, the U.S. Court of Appeals for the Second Circuit issued an order awarding the plaintiffs damages of $19 million and penalties of $79 million. An accrual of $100 million with respect to this matter had previously been included on our consolidated balance sheets. The U.S. Supreme Court recently denied our petition for writ of certiorari, and we have now paid and fully satisfied this judgment.
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
In May 2020, the Environmental Protection Agency (the “EPA”) sent us an information request related to hazardous waste regulatory compliance at certain of our facilities. The EPA has indicated that it is investigating potential recordkeeping violations of the Resource Conservation and Recovery Act at those facilities. We are cooperating with the EPA. An immaterial accrual with respect to this matter is included in our consolidated balance sheets. We do not believe that any loss from this matter would have a material impact on our operations or financial condition, although we are unable to predict what action, if any, might be taken in the future by the EPA as a result of this request.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Minority Interest
We maintain two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of September 30, 2020, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of September 30, 2020, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interest accounts for the three and nine months ended September 30, 2020 and 2019 (in millions, except per share amounts):

Three Months Ended September 30:	2020		2019
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	157	$2	161	$2
Common stock purchases	—	—	(1)	—
Stock award plans	—	—	—	—
Common stock issuances	1	—	1	—
Conversions of class A to class B common stock	(8)	—	(4)	—
Class A shares issued at end of period	150	$2	157	$2
Class B Common Stock
Balance at beginning of period	706	$7	698	$7
Common stock purchases	—	—	(1)	—
Conversions of class A to class B common stock	8	—	4	—
Class B shares issued at end of period	714	$7	701	$7
Additional Paid-In Capital
Balance at beginning of period		$255		$102
Common stock purchases		—		(251)
Stock award plans		145		202
Common stock issuances		90		56
Option premiums paid		—		20
Balance at end of period		$490		$129
Retained Earnings
Balance at beginning of period		$10,032		$9,109
Net income attributable to common shareowners		1,957		1,750
Dividends ($1.01 and $0.96 per share) (1)		(873)		(825)
Other		(1)		3
Balance at end of period		$11,115		$10,037
Non-Controlling Minority Interest
Balance at beginning of period		$13		$18
Change in non-controlling minority interest		1		(2)
Balance at end of period		$14		$16
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $28 and $27 million as of September 30, 2020 and September 30, 2019 respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:	2020		2019
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	156	$2	163	$2
Common stock purchases	—	—	(3)	—
Stock award plans	6	—	4	—
Common stock issuances	3	—	2	—
Conversions of class A to class B common stock	(15)	—	(9)	—
Class A shares issued at end of period	150	$2	157	$2
Class B Common Stock
Balance at beginning of period	701	$7	696	$7
Common stock purchases	(2)	—	(4)	—
Conversions of class A to class B common stock	15	—	9	—
Class B shares issued at end of period	714	$7	701	$7
Additional Paid-In Capital
Balance at beginning of period		$150		$—
Common stock purchases		(217)		(753)
Stock award plans		215		584
Common stock issuances		342		277
Option premiums received (paid)		—		21
Balance at end of period		$490		$129
Retained Earnings
Balance at beginning of period		$9,105		$8,006
Net income attributable to common shareowners		4,690		4,546
Dividends ($3.03 and $2.88 per share) (1)		(2,679)		(2,518)
Other		(1)		3
Balance at end of period		$11,115		$10,037
Non-Controlling Minority Interest
Balance at beginning of period		$16		$16
Change in non-controlling minority interest		(2)		—
Balance at end of period		$14		$16
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $151 and $121 million as of September 30, 2020 and September 30, 2019 respectively, that were settled in shares of class A common stock.

In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion for shares of class A and class B common stock, which has no expiration date. As of September 30, 2020, we had $2.1 billion of this share repurchase authorization available.
Share repurchases may be in the form of accelerated share repurchase programs, open market purchases or other methods we deem appropriate. The timing of share repurchases will depend upon market conditions. Unless terminated earlier by the Board, the program will expire when we have purchased all shares authorized for repurchase under the program.
We did not repurchase any shares under this program during the three months ended September 30, 2020. During the three months ended September 30, 2019, we repurchased 2.2 million shares of class A and class B common stock for $251 million. We repurchased 2.1 and 7.0 million shares of class A and class B common stock for $217 and $753 million during the nine months ended September 30, 2020 and 2019, respectively ($224 million and $751 million in repurchases for 2020 and 2019, respectively, are reported on the statements of consolidated cash flows due to the timing of settlements).
From time to time, we enter into share repurchase programs with large financial institutions to assist in our buyback of company stock. These programs may allow us to repurchase our shares at a price below the weighted average share price for a given period. During 2020 and 2019, we did not enter into any accelerated share repurchase transactions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a predetermined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the predetermined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the predetermined price, we will receive the number of shares specified in the agreement. We received net premiums of $20 and $21 million during the three and nine months ended September 30, 2019, respectively, related to entering into and settling capped call options for the purchase of class B shares. As of September 30, 2020, we had no capped call options outstanding.
On April 28, 2020 we announced our intention to suspend stock repurchases.
Movements in additional paid-in capital in respect of stock award plans comprise accruals for unvested awards, offset by adjustments for awards that vest during the period. The movements for the three and nine months ended September 30, 2020 were driven by changes in the vesting schedule for certain of our awards.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three and nine months ended September 30, 2020 and 2019 was as follows (in millions):

Three Months Ended September 30:	2020	2019
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,209)	$(1,106)
Translation adjustment (net of tax effect of $(14) and $41)	65	(48)
Balance at end of period	(1,144)	(1,154)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	9	7
Current period changes in fair value (net of tax effect of $0 and $1)	(1)	2
Reclassification to earnings (net of tax effect of $0 and $(1))	(1)	(5)
Balance at end of period	7	4
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	215	104
Current period changes in fair value (net of tax effect of $(53) and $79)	(168)	251
Reclassification to earnings (net of tax effect of $(8) and $(14))	(27)	(45)
Balance at end of period	20	310
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(4,948)	(3,820)
Reclassification to earnings (net of tax effect of $13 and $14)	43	43
Balance at end of period	(4,905)	(3,777)
Accumulated other comprehensive income (loss) at end of period	$(6,022)	$(4,617)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:	2020	2019
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,078)	$(1,126)
Translation adjustment (net of tax effect of $(15) and $43)	(66)	(28)
Balance at end of period	(1,144)	(1,154)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	4	(2)
Current period changes in fair value (net of tax effect of $1 and $4)	6	11
Reclassification to earnings (net of tax effect of $(1) in both periods)	(3)	(5)
Balance at end of period	7	4
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	112	40
Current period changes in fair value (net of tax effect of $10 and $112)	33	355
Reclassification to earnings (net of tax effect of $(39) and $(27))	(125)	(85)
Balance at end of period	20	310
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(5,035)	(3,906)
Reclassification to earnings (net of tax effect of $40 and $41)	130	129
Balance at end of period	(4,905)	(3,777)
Accumulated other comprehensive income (loss) at end of period	$(6,022)	$(4,617)

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and nine months ended September 30, 2020 and 2019 was as follows (in millions):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
Three Months Ended September 30:	2020	2019
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	$1	$6	Investment income and other
Income tax (expense) benefit	—	(1)	Income tax expense
Impact on net income	1	5	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(3)	(3)	Interest expense
Foreign exchange contracts	38	62	Revenue
Income tax (expense) benefit	(8)	(14)	Income tax expense
Impact on net income	27	45	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(56)	(57)	Investment income and other
Income tax (expense) benefit	13	14	Income tax expense
Impact on net income	(43)	(43)	Net income
Total amount reclassified for the period	$(15)	$7	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
Nine Months Ended September 30:	2020	2019
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	$4	$6	Investment income and other
Income tax (expense) benefit	(1)	(1)	Income tax expense
Impact on net income	3	5	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(9)	(12)	Interest expense
Foreign exchange contracts	173	124	Revenue
Income tax (expense) benefit	(39)	(27)	Income tax expense
Impact on net income	125	85	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(170)	(170)	Investment income and other
Income tax (expense) benefit	40	41	Income tax expense
Impact on net income	(130)	(129)	Net income
Total amount reclassified for the period	$(2)	$(39)	Net income

Deferred Compensation Obligations and Treasury Stock
Activity in the deferred compensation program for the three and nine months ended September 30, 2020 and 2019 was as follows (in millions):

	2020		2019
Three Months Ended September 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$20		$25
Reinvested dividends		—		—
Benefit payments		—		—
Balance at end of period		$20		$25
Treasury Stock:
Balance at beginning of period	—	$(20)	—	$(25)
Reinvested dividends	—	—	—	—
Benefit payments	—	—	—	—
Balance at end of period	—	$(20)	—	$(25)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	2020		2019
Nine Months Ended September 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$26		$32
Reinvested dividends		1		1
Benefit payments		(7)		(8)
Balance at end of period		$20		$25
Treasury Stock:
Balance at beginning of period	—	$(26)	(1)	$(32)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	7	1	8
Balance at end of period	—	$(20)	—	$(25)

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
Segment information for the three and nine months ended September 30, 2020 and 2019 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
U.S. Domestic Package	$13,225	$11,455	$37,755	$33,085
International Package	4,087	3,494	11,175	10,458
Supply Chain & Freight	3,926	3,369	10,802	9,983
Consolidated	$21,238	$18,318	$59,732	$53,526
Operating Profit:
U.S. Domestic Package	$1,098	$1,216	$2,644	$3,090
International Package	966	667	2,288	1,858
Supply Chain & Freight	299	245	715	717
Consolidated	$2,363	$2,128	$5,647	$5,665

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to common shareowners	$1,957	$1,750	$4,690	$4,546
Denominator:
Weighted average shares	864	858	861	859
Deferred compensation obligations	—	—	—	—
Vested portion of restricted units	4	6	5	6
Denominator for basic earnings per share	868	864	866	865
Effect of dilutive securities:
Restricted units	4	6	4	4
Stock options	—	—	—	—
Denominator for diluted earnings per share	872	870	870	869
Basic earnings per share	$2.25	$2.03	$5.42	$5.26
Diluted earnings per share	$2.24	$2.01	$5.39	$5.23

There were no antidilutive shares for the three months ended September 30, 2020. Diluted earnings per share for the three months ended September 30, 2019 excluded the effect of 0.3 million shares of common stock that may be issued upon the exercise of employee stock options because such effect would have been antidilutive. Antidilutive shares for the nine months ended September 30, 2020 and 2019 were 0.8 and 0.7 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
Risk Management Policies
Changes in fuel prices, interest rates and foreign currency exchange rates impact our results of operations and we actively monitor these exposures. To manage the impact of these exposures, we may enter into a variety of derivative financial instruments. Our objective is to manage, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency rates, commodity prices and interest rates. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. As we use price sensitive instruments to hedge a certain portion of our existing and anticipated transactions, we expect that any loss in value from those instruments generally would be offset by increases in the value of those hedged transactions. We do not hold or issue derivative financial instruments for trading or speculative purposes.
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
At September 30, 2020 and December 31, 2019, we held cash collateral of $319 and $495 million, respectively, under these agreements. This collateral is included in "Cash and cash equivalents" in the consolidated balance sheets and its use by UPS is not restricted. At each of September 30, 2020 and December 31, 2019, respectively, no collateral was required to be posted with our counterparties.
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
At September 30, 2020 and December 31, 2019 there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions.
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
Outstanding Positions
As of September 30, 2020 and December 31, 2019, the notional amounts of our outstanding derivative positions were as follows (in millions):

	September 30, 2020		December 31, 2019
Currency hedges:
Euro	EUR	3,711	EUR	4,571
British Pound Sterling	GBP	1,345	GBP	1,494
Canadian Dollar	CAD	1,269	CAD	1,402
Hong Kong Dollar	HKD	3,479	HKD	3,327

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	3,250	USD	3,674
Floating to Fixed Interest Rate Swaps	USD	778	USD	778
As of September 30, 2020 and December 31, 2019, we had no outstanding commodity hedge positions.

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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivatives designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	$121	$138	$116	$131
Interest rate contracts	Other current assets	Level 2	11	2	11	2
Foreign exchange contracts	Other non-current assets	Level 2	138	252	124	236
Interest rate contracts	Other non-current assets	Level 2	33	21	30	20
Derivatives not designated as hedges:
Foreign exchange contracts	Other current assets	Level 2	2	7	2	7
Interest rate contracts	Other current assets	Level 2	7	—	6	—
Interest rate contracts	Other non-current assets	Level 2	—	12	—	11
Total Asset Derivatives			$312	$432	$289	$407

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivatives designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	$5	$7	$—	$—
Foreign exchange contracts	Other non-current liabilities	Level 2	14	16	—	—
Interest rate contracts	Other non-current liabilities	Level 2	14	11	11	10
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	Level 2	1	—	1	—
Interest rate contracts	Other current liabilities	Level 2	4	—	3	—
Interest rate contracts	Other non- current liabilities	Level 2	—	3	—	2
Total Liability Derivatives			$38	$37	$15	$12
Our foreign exchange, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2. At September 30, 2020 and December 31, 2019 we did not have any derivatives that were classified as Level 1 (valued using quoted prices in active markets for identical assets) or Level 3 (valued using significant unobservable inputs).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of September 30, 2020 and December 31, 2019 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	September 30, 2020	September 30, 2020	December 31, 2019	December 31, 2019
Long-term debt and finance leases	$2,828	$55	$3,234	$40
The cumulative amount of fair value hedging losses remaining for any hedged assets and liabilities for which hedge accounting has been discontinued as of September 30, 2020 is $9 million. These amounts will be recognized over the next 10 years.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and (losses) that have been recognized in the income statement for the fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2020		2019
	Revenue	Interest Expense	Revenue	Interest Expense
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$13	$—	$(2)
Derivatives designated as hedging instruments	—	(13)	—	2
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(3)	—	(3)
Foreign Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	38	—	62	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$38	$(3)	$62	$(3)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2020		2019
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Revenue	Interest Expense
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$(21)	$—	$(47)
Derivatives designated as hedging instruments	—	21	—	47
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(9)	—	(12)
Foreign Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	173	—	124	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$173	$(9)	$124	$(12)
The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the three and nine months ended September 30, 2020 and 2019 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2020	2019
Interest rate contracts	$(3)	$(1)
Foreign exchange contracts	(218)	331
Total	$(221)	$330

Nine Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2020	2019
Interest rate contracts	$(6)	$10
Foreign exchange contracts	49	457
Total	$43	$467

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2020, there were $139 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12 month period ending September 30, 2021. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 12 years.
The following table indicates the amount of gains and (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three and nine months ended September 30, 2020 and 2019 for those instruments designated as net investment hedges (in millions):

Three Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2020	2019
Foreign denominated debt	$(139)	$191
Total	$(139)	$191
Nine Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2020	2019
Foreign denominated debt	$(92)	$197
Total	$(92)	$197

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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three and nine months ended September 30, 2020 and 2019 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2020	2019
Three Months Ended September 30:
Interest rate contracts	Interest expense	$(2)	$(2)
Foreign exchange contracts	Investment income and other	34	(39)
Total		$32	$(41)
Nine Months Ended September 30:
Interest rate contracts	Interest expense	$(6)	$(6)
Foreign exchange contracts	Investment income and other	(15)	(59)
Total		$(21)	$(65)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. INCOME TAXES
Our effective tax rate increased to 22.5% in the third quarter of 2020 from 20.7% in the same period of 2019 (23.5% year to date in 2020 compared to 22.3% in the same period of 2019). The recognition in income tax of excess tax benefits related to share-based compensation reduced our effective rate by 0.2% year to date in 2020 compared to 0.1% in the same period of 2019 (there was no significant impact in the third quarter of 2020 or 2019). Our effective tax rate increased in 2020 compared to 2019 primarily due to unfavorable changes in our uncertain tax positions. In addition, as discussed below, during the third quarter of 2019 our effective tax rate decreased due to a valuation allowance release.
As of June 30, 2019, we maintained a valuation allowance against certain deferred tax assets, primarily related to foreign net operating loss carryforwards. As of each reporting date, we consider new evidence, both positive and negative, that could affect the future realization of deferred tax assets. During the third quarter of 2019, we determined that there was sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets related to certain foreign net operating loss carryforwards will be realized. This conclusion is primarily related to achieving cumulative three-year income and anticipated future earnings within the relevant jurisdiction. Accordingly, we reversed the related valuation allowance and recognized a discrete tax benefit of approximately $62 million during the third quarter of 2019.
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
As discussed in note 17, we recognized pre-tax transformation strategy costs of $44 million in the third quarter of 2020 compared to $63 million in the same period of 2019 ($201 million year to date in 2020 compared to $207 million in the same period of 2019). As a result, we recorded an additional income tax benefit of $11 million in the third quarter of 2020 compared to $16 million in the same period of 2019 ($50 million year to date in 2020 and 2019). This benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate primarily due to the effect of U.S. state and local taxes and foreign taxes.

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
The table below presents the transformation strategy costs for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Transformation Strategy Costs:
Compensation and benefits	$18	$41	$111	$149
Total other expenses	26	22	90	58
Total Transformation Strategy Costs	$44	$63	$201	$207

Income Tax Benefit from Transformation Strategy Costs	(11)	(16)	(50)	(50)
After Tax Transformation Strategy Costs	$33	$47	$151	$157
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The continuing market shift to e-commerce and the ongoing economic impacts of the COVID-19 pandemic impacted the mix of demand for our services for the quarter and year-to-date periods. In the third quarter, we continued to experience elevated levels of business-to-consumer shipping demand, while business-to-business activity remained depressed. We also experienced strong volume growth from small and medium-sized businesses largely driven by our U.S. network optimization initiatives and digital platform improvements.
Highlights of our consolidated results for the three and nine months ended September 30, 2020 and 2019, which are discussed in more detail in the sections that follow, include:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue (in millions)	$21,238	$18,318	$2,920	15.9%	$59,732	$53,526	$6,206	11.6%
Operating Expenses (in millions)	18,875	16,190	2,685	16.6%	54,085	47,861	6,224	13.0%
Operating Profit (in millions)	$2,363	$2,128	$235	11.0%	$5,647	$5,665	$(18)	(0.3)%
Operating Margin	11.1%	11.6%			9.5%	10.6%
Net Income (in millions)	$1,957	$1,750	$207	11.8%	$4,690	$4,546	$144	3.2%
Basic Earnings Per Share	$2.25	$2.03	$0.22	10.8%	$5.42	$5.26	$0.16	3.0%
Diluted Earnings Per Share	$2.24	$2.01	$0.23	11.4%	$5.39	$5.23	$0.16	3.1%

Average Daily Package Volume (in thousands)	23,855	21,014		13.5%	23,142	20,338		13.8%
Average Revenue Per Piece	$11.06	$11.02	$0.04	0.4%	$10.85	$11.10	$(0.25)	(2.3)%

•Revenue increased 15.9% (11.6% year to date), driven by growth in business-to-consumer shipments.
•Average daily package volume increased 13.5% (13.8% year to date), driven by business-to-consumer increases in our U.S. Domestic Package segment.
•Operating expenses increased due to volume growth, as well as the shift in customer and product mix described below.
•Operating profit for the quarter increased $235 million or 11.0% driven by strong demand out of Asia in our International Package and Supply Chain and Freight segments. Year to date, operating profit declined $18 million or 0.3%.
•We reported net income of $2.0 billion ($4.7 billion year to date) and diluted earnings per share of $2.24 ($5.39 year to date). Excluding the after-tax impact of transformation strategy costs of $33 million ($151 million year to date), adjusted diluted earnings per share was $2.28 ($5.56 year to date).
•Net cash from operations increased $3.6 billion for the quarter to $9.3 billion year to date.
The U.S. Domestic Package segment experienced strong revenue growth, driven by increased residential deferred and ground volume and the impact of an additional operating day in the quarter. For the third quarter, revenue per piece was flat, as favorable changes in pricing and customer mix were offset by the declines in fuel surcharge rates and an increase in SurePost volume. Year to date, revenue per piece decreased due to changes in customer and product mix and declines in fuel surcharge rates driven by lower fuel prices. The increase in operating expenses for the quarter and year to date was largely driven by increases in compensation and benefits and additional third-party transportation costs. These increases reflected the impact of elevated residential deliveries, which reduce delivery density and result in higher average daily union hours and higher average daily miles driven, as well as the investments we have made to expand weekend operations and improve our ground network. These factors weighed on the segment's operating profit for the quarter and year to date and resulted in a decline in operating margin.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We expect the elevated level of residential deliveries in our U.S. Domestic Package segment will continue even as commercial activities resume. We anticipate that our benefits costs will also further increase in the fourth quarter as more recently-hired employees become eligible for coverage. Additionally, our network investments may continue to exceed the associated revenue for the remainder of the year. If we are unable to optimize volume in our network and adjust our pricing and/or costs in response to lower delivery density, we expect operating margins will continue to be compressed.
Our International segment experienced strong revenue growth for the quarter and year to date, driven by continued growth in outbound volume from Asia, as well as growth from e-commerce within Europe. Revenue per piece increased during the quarter due to changes in product mix and favorable currency movements, partially offset by decreases in fuel surcharge rates. The segment reported strong operating profit growth and expanded its operating margin for the quarter. We expect the segment will continue to see strong results for the remainder of the year.
In our Supply Chain & Freight segment, growth for the quarter and year to date was driven by international air freight, with continuing strong outbound demand from Asia as inventory replenishment superseded demand for personal protective equipment during the third quarter. This trend also benefited our ocean freight business, which experienced growth for the quarter. Our healthcare logistics business continued to experience strong growth and our less-than-truckload ("LTL") business improved efficiency and productivity during the quarter. Conversely, our truckload brokerage unit faced continued market challenges, which weighed on operating profit for the segment. We expect that overall conditions in the truckload brokerage market could remain challenging for the remainder of the year with a potential adverse impact on segment performance.
We continue to evaluate the potential impacts of COVID-19 on our business and on overall economic conditions. As global macroeconomic trends continue to evolve, it is possible that we will experience adverse developments in our allowances for credit losses or be required to recognize impairments of goodwill or other long-lived assets. Increases in average daily hours and average daily miles driven within our U.S. Domestic Package segment could continue to drive adverse developments in our casualty self-insurance reserves in the future.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supplemental Information - Items Affecting Comparability
We supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures including "adjusted" compensation and benefits, operating expenses, operating profit, operating margin, other income (expense), income before income taxes, income tax expense, effective tax rate, net income and earnings per share. We believe that these non-GAAP measures provide additional meaningful information to assist users of our financial statements in understanding our financial results and assessing our ongoing performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operations, and may provide a useful baseline for analyzing trends in our underlying businesses. These non-GAAP measures are used internally by management for business unit operating performance analysis, business unit resource allocation and in connection with incentive compensation award determinations.
Adjusted amounts reflect the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjustments	2020	2019	2020	2019
Operating Expenses:
Transformation Strategy Costs	$44	$63	$201	$207
Total Adjustments to Operating Expenses	44	63	201	207
Income Tax Benefit from Transformation Strategy Costs	(11)	(16)	(50)	(50)
Total Adjustments to Net Income	$33	$47	$151	$157
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Segment Review
The results and discussions that follow are reflective of how management monitors and evaluates the performance of our reporting segments.
Certain operating expenses are allocated among our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense that is attributed to each segment. Changes in these estimates would directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our business. Beginning in 2020, we updated our cost allocation methodology for the Ground with Freight Pricing ("GFP") product. The cost associated with GFP that is allocated from the U.S. Domestic Package segment to UPS Freight, within the Supply Chain & Freight segment, was adjusted to better reflect operational activities associated with this product. As a result, expense allocated to UPS Freight for the third quarter increased by $5 million ($7 million year to date). There were no significant changes in our expense allocation methodologies in 2019.
We test goodwill and other indefinite-lived intangible assets for impairment annually at July 1st and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Testing goodwill and other indefinite-lived intangible assets for impairment requires that we make a number of significant assumptions, including assumptions related to future revenues, costs, capital expenditures, working capital and our cost of capital. We also are required to make assumptions relating to our overall business and operating strategy, and the regulatory and market environment. While none of our reporting units incurred any goodwill impairment charges in 2020 or 2019, the excess of fair value above carrying value of certain reporting units within our Supply Chain & Freight segment at July 1, 2020 declined, primarily due to changes in our estimates and assumptions. There were no events or changes in circumstances during the third quarter of 2020 that would indicate the carrying amount of our goodwill may be impaired as of November 2, 2020. However, future changes in estimates or assumptions, whether due to unexpected impacts on our business arising from COVID-19 or otherwise, our transformation activities, the continuing evaluation of our business portfolio, or other actual events or transactions, could increase the likelihood that the goodwill allocated to one or more of our reporting units becomes impaired.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,915	1,891		1.3%	1,888	1,771		6.6%
Deferred	1,657	1,474		12.4%	1,617	1,413		14.4%
Ground	16,803	14,544		15.5%	16,346	14,068		16.2%
Total Average Daily Package Volume	20,375	17,909		13.8%	19,851	17,252		15.1%
Average Revenue Per Piece:
Next Day Air	$16.85	$17.73	$(0.88)	(5.0)%	$16.84	$18.21	$(1.37)	(7.5)%
Deferred	12.79	13.23	(0.44)	(3.3)%	12.41	12.95	(0.54)	(4.2)%
Ground	8.93	8.66	0.27	3.1%	8.79	8.72	0.07	0.8%
Total Average Revenue Per Piece	$9.99	$9.99	$—	—%	$9.85	$10.04	$(0.19)	(1.9)%
Operating Days in Period	65	64			193	191
Revenue (in millions):
Next Day Air	$2,098	$2,146	$(48)	(2.2)%	$6,137	$6,160	$(23)	(0.4)%
Deferred	1,378	1,248	130	10.4%	3,873	3,494	379	10.8%
Ground	9,749	8,061	1,688	20.9%	27,745	23,431	4,314	18.4%
Total Revenue	$13,225	$11,455	$1,770	15.5%	$37,755	$33,085	$4,670	14.1%
Operating Expenses (in millions):
Operating Expenses	$12,127	$10,239	$1,888	18.4%	$35,111	$29,995	$5,116	17.1%
Transformation Strategy Costs	(35)	(26)	(9)	34.6%	(105)	(72)	(33)	45.8%
Adjusted Operating Expense	$12,092	$10,213	$1,879	18.4%	$35,006	$29,923	$5,083	17.0%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,098	$1,216	$(118)	(9.7)%	$2,644	$3,090	$(446)	(14.4)%
Adjusted Operating Profit	$1,133	$1,242	$(109)	(8.8)%	$2,749	$3,162	$(413)	(13.1)%
Operating Margin	8.3%	10.6%			7.0%	9.3%
Adjusted Operating Margin	8.6%	10.8%			7.3%	9.6%
Revenue
The change in overall revenue was due to the following factors:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Third quarter 2020 vs. 2019	15.5%	0.7%	(0.7)%	15.5%
Year-to-date 2020 vs. 2019	16.3%	(1.5)%	(0.7)%	14.1%
Volume
Total volume increased across all products in the third quarter and year-to-date periods, led by strong growth in our deferred and ground services driven by the continuing, elevated demand for residential delivery and one additional operating day. Growth in the third quarter was driven by small- and medium-sized business customers and large retailers. Small- and medium-sized businesses experienced volume growth of 18.7% as a result of the continued growth in e-commerce and our investments to improve both time-in-transit and digital access platforms.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Business-to-consumer shipments, which represented approximately 61% of the total U.S. Domestic Package average daily volume in the quarter, as compared to approximately 52% in the third quarter of 2019, grew 33.4% (up 39.4% year to date) driven by continued growth in e-commerce. We believe that the health risks presented by COVID-19, together with ongoing social distancing guidelines, have changed consumer behaviors, accelerating a structural market shift towards e-commerce. Business-to-consumer shipments remained significantly elevated throughout the third quarter, although the percentage of average daily volume attributable to business-to-consumer shipments declined relative to the second quarter as commercial activity began to resume. Business-to-business shipments decreased 7.8% in the third quarter (down 10.5% year to date), driven by lower volume in our ground products. The rate of decline improved from 21.9% in the second quarter.
Average daily volume increased in the third quarter and year-to-date periods for both our Next Day Air and Deferred products. This volume growth was driven by residential Next Day and Deferred Package products as e-commerce continued to drive a significant increase in business-to-consumer volume. This growth was slightly offset by declines in Next Day and Second Day Letter volume, as well as declines in business-to-business shipments, due to shifts in customer preferences and the ongoing impacts of COVID-19.
Residential Ground and SurePost average daily volume also increased significantly in the third quarter and year-to-date periods, driven by changes in customer mix described above. Ground commercial volume declined overall during the third quarter and year-to-date periods as many businesses remained temporarily closed or continued limited operations in response to COVID-19; however we saw improvement throughout the third quarter as businesses continued to reopen and commercial activity gradually resumed.
Rates and Product Mix
Overall revenue per piece remained flat for the third quarter but decreased year to date due to changes in customer and product mix and fuel surcharge rates, partially offset by changes in base rates. Ground rates and air services rates increased an average net 4.9% beginning in December 2019.
Revenue per piece for our Next Day Air and Deferred products decreased in the third quarter and year-to-date periods. This decrease was primarily driven by the shift in customer and product mix, lower fuel surcharges and a decrease in average billable weight per piece.
Revenue per piece for our Ground products increased for the third quarter and year-to-date periods, primarily due to the shift in customer mix with a substantial increase in volume from small- and medium-sized businesses. This increase was partially offset by a decline in revenue per piece due to the relative increase in non-premium volume, lower fuel surcharges and a decrease in average billable weight per piece.
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

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2020	2019	% Point	2020	2019	% Point
Next Day Air / Deferred	3.8%	7.3%	(3.5)%	3.9%	7.4%	(3.5)%
Ground	6.5%	7.1%	(0.6)%	6.7%	7.2%	(0.5)%
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges are only one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and additional charges for these services and the pricing discounts offered.
Total domestic fuel surcharge revenue decreased by $82 million in the third quarter (down $217 million year to date) as a result of lower fuel surcharge indices, partially offset by increases in package volume and shifts in product mix.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year over year impact of transformation strategy costs, increased in the third quarter, primarily due to increased pickup and delivery costs (up $1.1 billion). Pickup and delivery costs increased as the elevated level of residential volume negatively impacted our delivery density, driving a 21.3% increase in package delivery stops per day and a 12.1% increase in average daily miles driven. In addition, the costs of operating our domestic integrated air and ground network increased $414 million, the costs of package sorting increased $242 million and other indirect operating costs increased $122 million. The increases in expense were driven by several factors:
•Higher employee compensation and benefit costs, largely resulting from:
◦volume growth, which resulted in an increase in average daily direct union labor hours of 17.3%;
◦union pay rate increases; and
◦growth in the overall size of the workforce.
We incurred higher employee benefit expenses due to additional headcount, contractual contribution rate increases to union multiemployer plans, changes in benefit eligibility for certain union employees and higher service costs for our company-sponsored pension and postretirement plans, primarily driven by lower discount rates used to measure the projected benefit obligations of these plans. Workers' compensation expense increased $141 million as a result of additional hours, medical and wage inflation and claims experience.
•Higher third party transportation costs were driven by additional SurePost volume and investments to improve time-in-transit within our U.S. ground network.
•The increases described above were partially offset by a decrease in fuel costs driven by lower prices for jet fuel, diesel and gasoline, as well as alternative fuel tax credits arising from legislation passed in the fourth quarter of 2019.
On a year-to-date basis, operating expenses and operating expenses excluding the year over year impact of transformation strategy costs increased due to pickup and delivery costs (up $3.1 billion), the costs of operating our domestic integrated air and ground network (up $919 million), the costs of package sorting (up $669 million) and other indirect operating costs (up $422 million). These increases were primarily driven by higher volume and lower delivery density which resulted in additional employee headcount, increased compensation and benefit costs and higher self-insurance casualty losses.
Total cost per piece increased 2.5% for the third quarter (up 0.7% year to date). Excluding the impact of transformation strategy costs, adjusted cost per piece increased 2.5% for the third quarter (up 0.6% year to date). Cost per piece increased primarily due to additional residential volume and headcount growth, partially offset by lower fuel costs.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $118 million in the third quarter (down $446 million year to date), with operating margins decreasing 230 basis points to 8.3% (down 230 basis points to 7.0% year to date). Excluding the year over year impact of transformation strategy costs, adjusted operating profit decreased $109 million in the third quarter (down $413 million year to date), with adjusted operating margins decreasing 220 basis points to 8.6% (down 230 basis points to 7.3% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Average Daily Package Volume (in thousands):
Domestic	1,806	1,668		8.3%	1,746	1,661		5.1%
Export	1,674	1,437		16.5%	1,545	1,425		8.4%
Total Average Daily Package Volume	3,480	3,105		12.1%	3,291	3,086		6.6%
Average Revenue Per Piece:
Domestic	$6.61	$6.45	$0.16	2.5%	$6.48	$6.52	$(0.04)	(0.6)%
Export	28.98	29.06	(0.08)	(0.3)%	28.63	29.29	(0.66)	(2.3)%
Total Average Revenue Per Piece	$17.37	$16.92	$0.45	2.7%	$16.88	$17.04	$(0.16)	(0.9)%
Operating Days in Period	65	64			193	191
Revenue (in millions):
Domestic	$776	$689	$87	12.6%	$2,183	$2,069	$114	5.5%
Export	3,153	2,673	480	18.0%	8,538	7,972	566	7.1%
Cargo and Other	158	132	26	19.7%	454	417	37	8.9%
Total Revenue	$4,087	$3,494	$593	17.0%	$11,175	$10,458	$717	6.9%
Operating Expenses (in millions):
Operating Expenses	$3,121	$2,827	$294	10.4%	$8,887	$8,600	$287	3.3%
Transformation Strategy Costs	(6)	(26)	20	(76.9)%	(84)	(112)	28	(25.0)%
Adjusted Operating Expenses	$3,115	$2,801	$314	11.2%	$8,803	$8,488	$315	3.7%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$966	$667	$299	44.8%	$2,288	$1,858	$430	23.1%
Adjusted Operating Profit	$972	$693	$279	40.3%	$2,372	$1,970	$402	20.4%
Operating Margin	23.6%	19.1%			20.5%	17.8%
Adjusted Operating Margin	23.8%	19.8%			21.2%	18.8%
Currency Benefit / (Cost) – (in millions)*:
Revenue				$54				$(3)
Operating Expenses				(47)				40
Operating Profit				$7				$37
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.

The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Third quarter 2020 vs. 2019	13.8%	3.3%	(1.7)%	1.6%	17.0%
Year-to-date 2020 vs. 2019	7.8%	1.0%	(1.9)%	—%	6.9%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume increased in the third quarter and year-to-date periods for both domestic and export products. Business-to-consumer volume continued to increase in the third quarter and year-to-date periods, but the growth has slowed since the second quarter. Business-to-business volume declined in the third quarter and year-to-date periods. Declines in commercial volume in July and September were partially offset by growth in August as the impact of the summer vacation period in Europe was muted by COVID-driven travel restrictions and efforts to recover from business shutdowns earlier in the year.
Average daily volume growth for the quarter and year-to-date periods was driven primarily by the retail sector as a result of continuing strength in online consumer demand, slightly offset by lower demand from manufacturing customers.
Export volume increased in the third quarter and year-to-date periods across most major trade lanes, driven primarily by Asia. Volume on the Europe to U.S. and Intra-Europe trade lanes also increased. We experienced volume growth from both our large customers and small- and medium-sized businesses. Export volume growth for the quarter and year-to-date periods was strongest in our non-premium products, such as Worldwide Expedited and Transborder Standard. We also experienced volume growth in our premium Worldwide Express product in the third quarter and year-to-date periods.
Domestic volume also increased in the majority of our markets in the third quarter and year-to-date periods, primarily due to residential growth driven by the online retail sector.
Rates and Product Mix
In December 2019 we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market. In response to capacity constraints driven by the COVID-19 pandemic, we implemented a demand surcharge on certain lanes beginning in the first quarter of 2020.
Total revenue per piece increased 2.7% in the third quarter (down 0.9% year to date), of which 1.4% for the quarter was attributable to currency movements. Excluding the impact of currency, revenue per piece increased 1.3% (down 0.9 % year to date), primarily due to product mix, offset by declines in fuel surcharge rates.
Domestic revenue per piece increased 2.5% in the third quarter (down 0.6% year to date), of which 2.8% (0.3% year to date) was attributable to currency movements. Excluding the impact of currency, revenue per piece decreased 0.3% for the quarter and year to date due to declines in fuel surcharge rates.
Export revenue per piece decreased 0.3% in the third quarter (down 2.3% year to date), inclusive of a 1.0% increase for the quarter attributable to currency movements. Excluding the impact of currency, revenue per piece decreased 1.3% (2.3% year to date) primarily driven by declines in fuel surcharge rates.
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
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges and the pricing discounts offered. Total international fuel surcharge revenue decreased $55 million in the third quarter ($210 million year to date) due to the declines in fuel surcharge indices and changes in product mix and volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year over year impact of transformation strategy costs, increased in the third quarter and year-to-date periods. These increases were primarily due to higher pickup and delivery costs and, for the third quarter, the impact of unfavorable currency exchange rate movements. Pickup and delivery costs increased $164 million for the third quarter ($233 million year to date) due to volume growth that drove additional third-party pickup and delivery expense.
The costs of operating our integrated international air and ground network increased $44 million in the third quarter (down $93 million year to date), as increased block hours were partially offset by lower fuel prices. The remaining increase in operating expenses in the third quarter and year-to-date periods was due to package sorting and other indirect operating costs.
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
Operating Profit and Margin
As a result of the factors described above, operating profit increased $299 million in the third quarter ($430 million year to date), with operating margin increasing 450 basis points to 23.6% (270 basis points to 20.5% year to date). Excluding the year over year impact of transformation strategy costs, adjusted operating profit increased for the third quarter and year-to-date periods, with adjusted operating margin increasing 400 basis points to 23.8% (240 basis points to 21.2% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Freight LTL Statistics:
Revenue (in millions)	$689	$699	$(10)	(1.4)%	$1,911	$2,040	$(129)	(6.3)%
Revenue Per Hundredweight	$27.69	$26.71	$0.98	3.7%	$27.02	$26.39	$0.63	2.4%
Shipments (in thousands)	2,371	2,441		(2.9)%	6,667	7,064		(5.6)%
Shipments Per Day (in thousands)	37.0	38.1		(2.9)%	34.7	37.0		(6.2)%
Gross Weight Hauled (in millions of lbs)	2,488	2,617		(4.9)%	7,073	7,730		(8.5)%
Weight Per Shipment (in lbs)	1,049	1,072		(2.1)%	1,061	1,094		(3.0)%
Operating Days in Period	64	64			192	191
Revenue (in millions):
Forwarding	$1,753	$1,472	$281	19.1%	$4,897	$4,384	$513	11.7%
Logistics	1,040	846	194	22.9%	2,862	2,511	351	14.0%
Freight	870	852	18	2.1%	2,360	2,486	(126)	(5.1)%
Other	263	199	64	32.2%	683	602	81	13.5%
Total Revenue	$3,926	$3,369	$557	16.5%	$10,802	$9,983	$819	8.2%
Operating Expenses (in millions):
Operating Expenses	$3,627	$3,124	$503	16.1%	$10,087	$9,266	$821	8.9%
Transformation Strategy Costs	(3)	(11)	8	(72.7)%	(12)	(23)	11	(47.8)%
Adjusted Operating Expenses:	$3,624	$3,113	$511	16.4%	$10,075	$9,243	$832	9.0%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$299	$245	$54	22.0%	$715	$717	$(2)	(0.3)%
Adjusted Operating Profit	$302	$256	$46	18.0%	$727	$740	$(13)	(1.8)%
Operating Margin	7.6%	7.3%			6.6%	7.2%
Adjusted Operating Margin	7.7%	7.6%			6.7%	7.4%
Currency Benefit / (Cost) – (in millions)*:
Revenue			(8)				(108)
Operating Expenses			6				112
Operating Profit			(2)				4
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Transformation Strategy Costs (in millions):
Forwarding	$2	$5	$(3)	(60.0)%	$7	$11	$(4)	(36.4)%
Logistics	1	6	(5)	(83.3)%	5	12	(7)	(58.3)%
Total Transformation Strategy Costs	$3	$11	$(8)	(72.7)%	$12	$23	$(11)	(47.8)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue for the Supply Chain & Freight segment increased $557 million in the third quarter ($819 million year to date).
Overall, Forwarding revenue increased for the third quarter and year to date. In our truckload brokerage business, revenue increased primarily due to volume growth. Our international air freight business experienced growth in revenue driven by strong demand from Asia in the third quarter and overall for the year to date, together with higher market rates and capacity surcharges. Ocean freight forwarding revenue increased in the third quarter, driven by increased volumes out of Asia, but remained lower year to date due to the impact of COVID-19 on demand in the first and second quarters. Our North American air freight business experienced revenue declines in both the quarter and year-to-date periods, driven by the impact of COVID-19 on commercial activity.
Within Logistics, our mail services business experienced revenue growth for the third quarter and year to date due to continuing e-commerce growth, which also drove a favorable shift in product mix. In addition, the healthcare sector also experienced revenue growth for the quarter and year-to-date periods, partly resulting from increased demand for healthcare logistics and distribution solutions in response to COVID-19. Revenue from most other market sectors declined due to the impacts of the pandemic on customer demand.
UPS Freight revenue increased in the third quarter as a result of volume growth in our GFP product, which was partly offset by volume and revenue declines in our LTL business. On a year-to-date basis, declines in both LTL and truckload volume drove an overall decline in revenue. This was primarily due to reduced demand in the freight market resulting from the impacts of COVID-19 and was also impacted by revenue management initiatives that drove an increase in revenue per hundredweight.
Revenue for the other businesses within Supply Chain & Freight increased on a quarter and year-to-date basis, driven by revenue growth within UPS Customer Solutions, as well as additional volume from service contracts with the U.S. Postal Service.
Operating Expenses
Total operating expenses for the Supply Chain & Freight segment, and operating expenses excluding the year over year impact of transformation strategy costs, increased in the third quarter and for the year to date.
Forwarding operating expenses increased $287 million in the third quarter ($523 million year to date). Purchased transportation expense increased $303 million in the quarter ($563 million year to date), with increases in both our international air freight forwarding and truckload brokerage businesses. Market rate increases outpaced the overall declines in tonnage and volume within international air freight, while volume growth and higher market rates contributed to the increase in truckload brokerage. For the quarter and year-to-date periods, these increases were slightly offset by the impact of cost management initiatives that were implemented in response to lower volume.
Logistics operating expenses increased $171 million ($319 million year to date), driven by higher purchased transportation expense in mail services as a result of volume growth and carrier rate increases, as well as volume growth in the healthcare sector.
UPS Freight operating expenses increased $5 million in the third quarter, driven by the higher volume in our GFP product. Year-to-date operating expenses decreased $77 million as lower volume and tonnage, primarily in our LTL business, resulted in lower costs to operate our linehaul network, as well as lower pickup and delivery expenses. Operating expenses year to date were also favorably impacted by cost management initiatives and production improvements.
Operating Profit and Margin
As a result of the factors described above, operating profit for the Supply Chain & Freight segment increased $54 million in the third quarter (decreased $2 million year to date). Excluding the year over year impact of transformation strategy costs, adjusted operating profit increased $46 million in the third quarter (decreased $13 million year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,077	$9,590	$1,487	15.5%	$32,006	$28,206	$3,800	13.5%
Transformation strategy costs	(18)	(41)	23	(56.1)%	(111)	(149)	38	(25.5)%
Adjusted Compensation and benefits	$11,059	$9,549	$1,510	15.8%	$31,895	$28,057	$3,838	13.7%

Repairs and maintenance	$576	$485	$91	18.8%	$1,693	$1,392	$301	21.6%
Depreciation and amortization	677	587	90	15.3%	1,986	1,730	256	14.8%
Purchased transportation	3,937	2,984	953	31.9%	10,584	8,950	1,634	18.3%
Fuel	618	824	(206)	(25.0)%	1,878	2,451	(573)	(23.4)%
Other occupancy	376	346	30	8.7%	1,114	1,039	75	7.2%
Other expenses	1,614	1,374	240	17.5%	4,824	4,093	731	17.9%
Total Other expenses	7,798	6,600	1,198	18.2%	22,079	19,655	2,424	12.3%
Other Transformation strategy costs	(26)	(22)	(4)	18.2%	(90)	(58)	(32)	55.2%
Adjusted Total Other expenses	$7,772	$6,578	$1,194	18.2%	$21,989	$19,597	$2,392	12.2%

Total Operating Expenses	$18,875	$16,190	$2,685	16.6%	$54,085	$47,861	$6,224	13.0%
Adjusted Total Operating Expenses	$18,831	$16,127	$2,704	16.8%	$53,884	$47,654	$6,230	13.1%

Currency (Benefit) / Cost - (in millions)*				$41				$(152)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Transformation strategy costs (in millions):
Compensation	$9	$6	$3	50.0%	$24	$8	$16	200.0%
Benefits	9	35	(26)	(74.3)%	87	141	(54)	(38.3)%
Other occupancy	2	2	—	—%	6	6	—	—%
Other expenses	24	20	4	20.0%	84	52	32	61.5%
Total Transformation strategy costs	$44	$63	$(19)	(30.2)%	$201	$207	$(6)	(2.9)%
Compensation and Benefits
Total compensation and benefits, and total compensation and benefits excluding the year over year impact of transformation strategy costs, increased in the third quarter and year-to-date periods.
Total compensation costs increased $833 million or 14.4% ($2.0 billion or 12.0% year to date). Excluding the year over year impact of transformation strategy costs, adjusted total compensation costs increased $830 million ($2.0 billion year to date), driven by higher U.S. Domestic direct labor costs as a result of growth in average daily volume. This volume growth drove additional headcount and an increase in average daily union hours of 17.3% (16.3% year to date). Contractual union wage increases also contributed to the increase in compensation costs for hourly employees. Compensation costs for management employees increased due to salary increases and growth in the overall size of the workforce.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Benefits costs increased $654 million or 17.1% ($1.8 billion or 15.6% year to date). Excluding the year over year impact of transformation strategy costs, adjusted benefits costs increased $680 million ($1.8 billion year to date) as a result of:
•Health and welfare costs increased $142 million ($454 million year to date), primarily as a result of increased contributions to multiemployer plans driven by the overall increase in the size of the workforce and contractual rate increases.
•Pension and other postretirement benefits increased $240 million ($591 million year to date) due to higher service cost for company-sponsored plans, primarily driven by a reduction in discount rates, as well as increased contributions to multiemployer plans as a result of contractually-mandated contribution increases and the overall increase in the size of the workforce.
•Vacation, excused absence, payroll taxes and other costs increased $132 million ($376 million year to date), primarily driven by salary increases and growth in the overall size of the workforce.
•Workers' compensation costs increased $166 million ($404 million year to date) driven by an increase in overall hours worked, wage and medical inflation and unfavorable claims trends.
Repairs and Maintenance
The increase in repairs and maintenance expense in the quarter and year-to-date periods was driven by higher aircraft engine maintenance costs, as well as an increase in routine repairs to buildings and facilities and maintenance of our other transportation equipment.
Depreciation and Amortization
Depreciation and amortization expense increased in the quarter and year-to-date periods as a result of the additional investments in facility automation and capacity expansion projects, increases in the size of our vehicle and aircraft fleets and investments in internally developed software.
Purchased Transportation
The overall increase in third-party transportation expense in the quarter and year-to-date periods was primarily driven by the following:
•U.S. Domestic Package expense increased $378 million ($786 million year to date) driven by an increase in SurePost volume that drove approximately $130 million of incremental third-party transportation cost. Volume growth in our other products, as well as investments to improve time-in-transit in our U.S. ground network, also resulted in additional third-party transportation expense.
•Forwarding and Logistics expense increased $423 million ($768 million year to date), primarily due to increased market rates in our international air freight business, as well as volume and rate increases in our mail services and truckload brokerage businesses.
•International Package expense increased $131 million ($188 million year to date) primarily due to volume increases in Asia and Europe that drove higher third party pickup and delivery cost.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Fuel
The decrease in fuel expense in the quarter and year-to-date periods was driven by lower prices for jet fuel, diesel and gasoline, as well as the impact of alternative fuel tax credits arising from legislation passed in the fourth quarter of 2019. These decreases were partially offset by higher consumption due to increases in aircraft block hours and miles driven as a result of increased volume.
Other Occupancy
Other occupancy expense, and other occupancy expense excluding the year over year impact of transformation strategy costs, increased in the quarter and year-to-date periods primarily due to additional operating facilities coming into service.
Other Expenses
Other expenses, and other expenses excluding the year over year impact of transformation strategy costs, increased in the quarter and year-to-date periods as a result of the following:
•Other operational expenses, including vehicle and equipment rentals, increased $109 million ($268 million year to date). This included cleaning and other safety supplies related to COVID-19 amounting to $14 million in the third quarter ($80 million year to date).
•Self-insured automobile liability claims increased $10 million in the third quarter ($140 million year to date) as a result of higher average daily miles driven in our U.S. Domestic business and unfavorable claims experience.
•Other increases included reserves for legal contingencies and certain tax positions, outside professional fees, payment processing fees, recruitment costs, telecommunications costs, information technology expenses and allowances for credit losses and other bad debt expense.
Additionally, the year over year change in other expenses was impacted by a prior year gain of $40 million on the sale of surplus international property that did not repeat.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income and other and interest expense for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Investment Income and Other	$338	$237	$101	42.6%	$1,011	$672	$339	50.4%
Interest Expense	(176)	(159)	(17)	10.7%	(526)	(487)	(39)	8.0%
Total Other Income and (Expense)	$162	$78	$84	107.7%	$485	$185	$300	162.2%
Investment Income and Other
The increase in investment income and other for the third quarter and year-to-date periods was primarily due to an increase in other pension income, which is comprised of expected returns on pension assets net of interest cost on projected benefit obligations. Expected returns on pension assets increased as a result of a higher asset base due to positive asset returns in 2019 and discretionary contributions. Pension interest cost decreased due to the impact of lower year end discount rates that was partially offset by ongoing plan growth and an increase in projected benefit obligations as a result of the year end measurement of our plans. Investment income decreased due to lower yields on invested assets and impairments of certain non-current investments, partially offset by foreign currency gains.
Interest Expense
The increase in interest expense for the third quarter and year-to-date periods was primarily due to additional interest expense from debt issuances since the third quarter of 2019, partially offset by lower effective interest rates on floating rate debt and commercial paper balances.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth income tax expense and our effective tax rate for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Income Tax Expense	$568	$456	$112	24.6%	$1,442	$1,304	$138	10.6%
Income Tax Impact of:
Transformation Strategy Costs	11	16	(5)	(31.3)%	50	50	—	—%
Adjusted Income Tax Expense	$579	$472	$107	22.7%	$1,492	$1,354	$138	10.2%
Effective Tax Rate	22.5%	20.7%			23.5%	22.3%
Adjusted Effective Tax Rate	22.5%	20.8%			23.6%	22.4%
For additional information on income tax expense and our effective tax rate, see note 16 to the unaudited, consolidated financial statements included in this report.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of September 30, 2020, we had $9.2 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets financing and other available liquidity options will be adequate to fund our operating requirements, planned capital expenditures and pension contributions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund ongoing needs.
As previously disclosed and described below, as a result of the ongoing economic uncertainty created by the COVID-19 pandemic, we have deferred certain components of our previously announced capital expenditure program beyond 2020 and have suspended share repurchases under our stock repurchase program.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Nine Months Ended September 30,
	2020	2019
Net income	$4,690	$4,546
Non-cash operating activities (a)	4,093	2,920
Pension and postretirement benefit plan contributions (company-sponsored plans)	(1,307)	(2,321)
Hedge margin receivables and payables	(176)	389
Income tax receivables and payables	458	901
Changes in working capital and other non-current assets and liabilities	1,461	(696)
Other operating activities	64	(46)
Net cash from operating activities	$9,283	$5,693
___________________
(a)Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, allowances for expected credit losses, amortization of operating lease assets, pension and postretirement benefit plan expense, stock compensation expense, changes in casualty self-insurance reserves and other non-cash items.
Net cash from operating activities increased $3.6 billion year to date. The following factors contributed to this increase:
•Contributions to our company-sponsored pension and U.S. postretirement medical benefit plans totaled $1.3 billion during 2020 as compared to $2.3 billion in 2019. We have made $1.0 billion in discretionary contributions to our qualified, company-sponsored U.S. pension plans during 2020 ($2.0 billion year to date in 2019).
•The net hedge margin collateral received from our derivative counterparties decreased by $565 million year to date due to the change in net fair value of derivative contracts used in our currency and interest rate hedging programs.
•Cash received in respect of income taxes decreased, primarily due to the timing and amount of deductions related to pension contributions.
•Favorable changes in our working capital, largely driven by changes in incentive compensation plan payouts and other compensation-related items. These included deferral of approximately $724 million of employer payroll taxes under the Coronavirus Aid, Relief and Economic Security (CARES) Act that was signed into law on March 27, 2020. Working capital also benefited from the timing of group welfare plan contributions and interest payments on outstanding debt.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2020, our total worldwide holdings of cash, cash equivalents and marketable securities were $9.2 billion, of which approximately $2.7 billion was held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures and shareowner returns, including dividend payments. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Nine Months Ended September 30,
	2020	2019
Net cash used in investing activities	$(3,106)	$(4,027)

Capital Expenditures:
Buildings, facilities and plant equipment	$(1,615)	$(1,916)
Aircraft and parts	(667)	(1,108)
Vehicles	(368)	(733)
Information technology	(569)	(579)
	$(3,219)	$(4,336)

Capital Expenditures as a % of revenue	5.4%	8.1%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$10	$61
Net change in finance receivables	$24	$8
Net (purchases), sales and maturities of marketable securities	$107	$330
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(13)	$(6)
Other investing activities	$(15)	$(84)
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
Proceeds from the disposal of property, plant and equipment decreased year over year due to a disposal of surplus international property in the third quarter of 2019. The net change in finance receivables was primarily due to reductions in outstanding balances within our finance portfolios. Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types and will fluctuate from period to period.
Cash paid for business acquisitions in 2020 primarily related to the acquisition of area franchise rights for The UPS Store. Cash paid for business acquisitions in 2019 related to the acquisition of area franchise rights for The UPS Store, as well as immaterial acquisitions in our International Small Package and healthcare logistics business units. Other investing activities are impacted by changes in our non-current investments, changes in purchase contract deposits for buildings and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (amounts in millions, except per share data):

	Nine Months Ended September 30,
	2020	2019
Net cash used in financing activities	$(2,556)	$(1,854)
Share Repurchases:
Cash expended for shares repurchased	$(224)	$(751)
Number of shares repurchased	(2.1)	(7.0)
Shares outstanding at period end	864	858
Percent increase (decrease) in shares outstanding	0.8%	0.0%
Dividends:
Dividends declared per share	$3.03	$2.88
Cash expended for dividend payments	$(2,528)	$(2,397)
Borrowings:
Net borrowings (repayments) of debt principal	$333	$1,291
Other Financing Activities:
Cash received for common stock issuances	$214	$161
Other financing activities	$(351)	$(158)
Capitalization:
Total debt outstanding at period end	$25,718	$23,901
Total shareowners’ equity at period end	5,606	5,574
Total capitalization	$31,324	$29,475
Debt to Total Capitalization %	82.1%	81.1%
We repurchased a total of 2.1 million shares of class A and class B common stock for $217 million year to date and 7.0 million shares for $753 million in the prior year-to-date period ($224 and $751 million in repurchases for 2020 and 2019, respectively, are reported on the statement of cash flows due to timing of settlements). All of the current year-to-date share repurchases occurred in the three months ended March 31, 2020. As previously disclosed, we have suspended share repurchases under our stock repurchase program. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements included in this report.
We increased our quarterly cash dividend payment to $1.01 per share in 2020, compared to $0.96 in 2019. We expect to continue paying regular cash dividends. The declaration of dividends is subject to the discretion of the Board and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors.
Issuances of debt year to date consisted primarily of fixed-rate senior notes of varying maturities totaling $3.5 billion, as well as borrowings under our commercial paper program. These issuances more than satisfy our debt repayment obligations for 2020. Repayments of debt for the year-to-date period included senior notes totaling $990 million, commercial paper and scheduled principal payments on our finance lease obligations. Year-to-date issuances of debt in 2019 consisted primarily of fixed-rate senior notes totaling $3.0 billion. Repayments included fixed-rate senior notes totaling $1.0 billion, commercial paper and scheduled principal payments on our finance lease obligations. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Functional currency outstanding balance at quarter-end	Outstanding balance at quarter-end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2020
USD	$935	$935	$1,791	$1,791	0.82%
EUR	€228	$267	€509	$572	(0.40)%
Total		$1,202
Cash flows for other financing activities were impacted by several factors. Net cash inflows from the premium payments and settlements of capped call options for the purchase of UPS class B shares were $0 and $21 million year to date in 2020 and 2019, respectively. Cash outflows related to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards were $339 and $177 million year to date in 2020 and 2019, respectively. This increase was driven by changes in the vesting schedule for certain of our awards.
Sources of Credit
See note 9 to the unaudited, consolidated financial statements for a discussion of our available credit and the financial covenants that we are subject to as part of our credit agreements.

Contractual Commitments

There have been no material changes to the contractual commitments described in Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.
We have contractual obligations and commitments for the purchase of aircraft, vehicles, technology equipment and building and leasehold improvements. In the first quarter of 2020 we announced our plan to defer capital expenditures for certain facilities and revenue equipment to future years. In the third quarter, we renegotiated the timing of delivery of certain vehicles and aircraft. Additionally, we have suspended certain facility projects and deferred others to future years. The following table summarizes the expected cash outflows to satisfy our total purchase commitments, inclusive of these changes, as of September 30, 2020 (in millions):

Commitment Type	2020	2021	2022	2023	2024	After 2024	Total
Purchase Commitments	$1,490	$2,595	$940	$307	$150	$3	$5,485
Total	$1,490	$2,595	$940	$307	$150	$3	$5,485

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rate Adjustments

On July 23, 2020, we announced an increase to peak surcharges applied to shipments from China Mainland and Hong Kong Special Administrative Region to the United States. This change became effective July 26, 2020.

On August 7, 2020, we announced a general update to peak surcharge information. The effective dates for the various peak surcharges range from April 12, 2020 to November 15, 2020.

On August 20, 2020, we announced a temporary peak surcharge increase on certain international shipments, effective August 30, 2020.

On September 2, 2020, we announced a $0.24 rate increase for all UPS SurePost services, effective October 18, 2020.

On September 25, 2020, we announced a decrease in the amount of peak surcharges applied to certain international shipments. These changes became effective October 4, 2020.

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
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2020	December 31, 2019
Currency Derivatives	$241	$374
Interest Rate Derivatives	33	21
	$274	$395
As of September 30, 2020 and December 31, 2019, we had no outstanding commodity hedge positions.
Our market risks, hedging strategies and financial instrument positions at September 30, 2020 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. In 2020, we entered into several foreign exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forward contracts expire. The remaining fair value changes between December 31, 2019 and September 30, 2020 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. Under these agreements, we held cash collateral of $319 million and were not required to post any cash collateral with our counterparties as of September 30, 2020.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that more of our employees are working remotely during the COVID-19 pandemic. We have enhanced our oversight and monitoring during the close and reporting process and we are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion for shares of class A and class B common stock. In the first quarter, we repurchased approximately $217 million of shares.
On April 28, 2020 we announced our intention to suspend share repurchases under our stock repurchase program. There were no repurchases of class A or class B common stock during the second or third quarters of 2020. As of September 30, 2020, we had $2.1 billion of this share repurchase authorization available.
For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements included in this report.

Item 6.Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	November 2, 2020	By:	/S/ BRIAN O. NEWMAN
Brian O. Newman
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)