Form 10-Q
period 2021-03-31
UNITED PARCEL SERVICE INC
filed 2021-05-05
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number 001-15451
_____________________________________
United Parcel Service, Inc.
(Exact name of registrant as specified in its charter)

Delaware			58-2480149
(State or Other Jurisdiction of Incorporation or Organization)			(IRS Employer Identification No.)

55 Glenlake Parkway N.E. ,	Atlanta,	Georgia	30328
(Address of Principal Executive Offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 147,215,404 Class A shares, and 723,317,204 Class B shares, with a par value of $0.01 per share, outstanding at April 22, 2021.

PART I. FINANCIAL INFORMATION

Cautionary Statement About Forward-Looking Statements
This report, our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the Securities and Exchange Commission (“SEC”) contain and in the future may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements other than those of current or historical fact, and all statements accompanied by terms such as “will,” “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan” and similar terms, are intended to be forward-looking statements. Forward-looking statements are made subject to the safe harbor provisions of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience, present expectations or anticipated results. These risks and uncertainties, many of which are outside of our control, include, but are not limited to, continued uncertainties related to the impact of the COVID-19 pandemic on our business and operations, financial performance and liquidity, our customers and suppliers, and on the global economy; changes in general economic conditions, in the U.S. or internationally; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; changes in the regulatory environment in the U.S. or internationally; increased or more complex physical or data security requirements; legal, regulatory or market responses to global climate change; results of negotiations and ratifications of labor contracts; strikes, work stoppages or slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; our ability to maintain our brand image; our ability to attract and retain qualified employees; breaches in data security; disruptions to the Internet or our technology infrastructure; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; potential additional U.S. or international tax liabilities; potential claims or litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, dispositions, joint ventures or strategic alliances; our ability to realize the anticipated benefits from our transformation initiatives; cyclical and seasonal fluctuations in our operating results; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the SEC from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of information contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2021 (unaudited) and December 31, 2020 (in millions)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$7,731	$5,910
Marketable securities	351	406
Accounts receivable	10,258	10,888
Less: Allowance for credit losses	(131)	(138)
Accounts receivable, net	10,127	10,750
Assets held for sale	1,135	1,197
Other current assets	1,641	1,953
Total Current Assets	20,985	20,216
Property, Plant and Equipment, Net	32,455	32,254
Operating Lease Right-Of-Use Assets	3,044	3,073
Goodwill	3,346	3,367
Intangible Assets, Net	2,268	2,274
Investments and Restricted Cash	25	25
Deferred Income Tax Assets	243	527
Other Non-Current Assets	946	672
Total Assets	$63,312	$62,408
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$1,811	$2,623
Current maturities of operating leases	548	560
Accounts payable	6,305	6,455
Accrued wages and withholdings	3,701	3,569
Self-insurance reserves	1,103	1,085
Accrued group welfare and retirement plan contributions	934	927
Liabilities to be disposed of	296	347
Other current liabilities	1,608	1,450
Total Current Liabilities	16,306	17,016
Long-Term Debt and Finance Leases	21,916	22,031
Non-Current Operating Leases	2,524	2,540
Pension and Postretirement Benefit Obligations	9,594	15,817
Deferred Income Tax Liabilities	1,997	488
Other Non-Current Liabilities	3,816	3,847
Shareowners’ Equity:
Class A common stock (148 and 147 shares issued in 2021 and 2020, respectively)	2	2
Class B common stock (722 and 718 shares issued in 2021 and 2020, respectively)	7	7
Additional paid-in capital	1,049	865
Retained earnings	10,748	6,896
Accumulated other comprehensive loss	(4,659)	(7,113)
Deferred compensation obligations	15	20
Less: Treasury stock (0.4 shares in 2021 and 2020)	(15)	(20)
Total Equity for Controlling Interests	7,147	657
Noncontrolling interests	12	12
Total Shareowners’ Equity	7,159	669
Total Liabilities and Shareowners’ Equity	$63,312	$62,408

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	22,908	18,035
Operating Expenses:
Compensation and benefits	$11,483	$10,086
Repairs and maintenance	619	563
Depreciation and amortization	722	648
Purchased transportation	4,243	2,931
Fuel	807	761
Other occupancy	466	383
Other expenses	1,803	1,591
Total Operating Expenses	20,143	16,963
Operating Profit	2,765	1,072
Other Income and (Expense):
Investment income and other	3,616	345
Interest expense	(177)	(167)
Total Other Income and (Expense)	3,439	178
Income Before Income Taxes	6,204	1,250
Income Tax Expense	1,412	285
Net Income	$4,792	$965
Basic Earnings Per Share	$5.50	$1.12
Diluted Earnings Per Share	$5.47	$1.11

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net Income	$4,792	$965
Change in foreign currency translation adjustment, net of tax	(82)	(141)
Change in unrealized gain (loss) on marketable securities, net of tax	(4)	2
Change in unrealized gain (loss) on cash flow hedges, net of tax	114	217
Change in unrecognized pension and postretirement benefit costs, net of tax	2,426	43
Comprehensive Income (Loss)	$7,246	$1,086

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income	$4,792	$965
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	722	648
Pension and postretirement benefit (income) expense	(3,024)	160
Pension and postretirement benefit contributions	(215)	(222)
Self-insurance reserves	4	124
Deferred tax (benefit) expense	942	86
Stock compensation expense	315	231
Other (gains) losses	57	33
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	435	1,223
Other assets	363	209
Accounts payable	(261)	(1,101)
Accrued wages and withholdings	199	83
Other liabilities	180	102
Other operating activities	22	9
Net cash from operating activities	4,531	2,550
Cash Flows From Investing Activities:
Capital expenditures	(834)	(933)
Proceeds from disposals of property, plant and equipment	10	1
Purchases of marketable securities	(78)	(80)
Sales and maturities of marketable securities	134	80
Net change in finance receivables	11	3
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(3)	—
Other investing activities	(6)	(5)
Net cash used in investing activities	(766)	(934)
Cash Flows From Financing Activities:
Net change in short-term debt	697	(91)
Proceeds from long-term borrowings	—	4,253
Repayments of long-term borrowings	(1,528)	(687)
Purchases of common stock	—	(220)
Issuances of common stock	78	70
Dividends	(858)	(840)
Other financing activities	(334)	(318)
Net cash (used in) / from financing activities	(1,945)	2,167
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	1	(65)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,821	3,718
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	5,910	5,238
End of period	$7,731	$8,956

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying interim unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2021 and our results of operations and cash flows for the three months ended March 31, 2021 and 2020. The results reported in these interim unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The interim unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of March 31, 2021 and December 31, 2020. The fair values of our investment securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 8, our short- and long-term debt in note 10 and our derivative instruments in note 16. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
Use of Estimates
The preparation of the accompanying interim unaudited, consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of these financial statements, as well as the reported amounts of revenues and expenses during the reporting period.
Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration of the pandemic, and the resulting economic consequences, remain uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change significantly over time.
For interim unaudited, consolidated financial statement purposes, we provide for accruals under our various company-sponsored employee benefit plans for each three month period based on one quarter of the estimated annual expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), to temporarily ease the potential burden in accounting for reference rate reform. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The guidance was effective upon issuance and generally can be applied through December 31, 2022. While we do not currently anticipate any material impacts to our financial position, results of operations or cash flows from reference rate reform, we continue to monitor our contracts and transactions for potential application of this ASU.
For accounting standards adopted in the period ended March 31, 2020, refer to note 1 to our audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Other accounting pronouncements adopted during the periods covered by the unaudited, consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued before, but not effective until after, March 31, 2021, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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
Disaggregation of Revenue

	Three Months Ended March 31,
	2021	2020
Revenue:
Next Day Air	$2,331	$2,055
Deferred	1,260	1,197
Ground	10,419	8,204
U.S. Domestic Package	14,010	11,456

Domestic	928	688
Export	3,493	2,561
Cargo & Other	186	134
International Package	4,607	3,383

Forwarding	2,072	1,373
Logistics	1,104	845
Freight	767	766
Other	348	212
Supply Chain & Freight	4,291	3,196

Consolidated revenue	$22,908	$18,035
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In certain business units, such as Logistics, we sell customized, customer-specific solutions in which we integrate a complex set of tasks and components into a single capability (even if that single capability results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. In these cases, we typically use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.
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
We decreased our allowance for expected credit losses by $7 million during the first quarter of 2021 based upon current forecasts that reflect improvements in the economic outlook. Our allowance for credit losses as of March 31, 2021 and December 31, 2020 was $131 and $138 million, respectively. Our total allowance for credit losses charged to expense, before recoveries, during the three months ended March 31, 2021 and 2020 was $41 and $69 million, respectively.
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
Contract assets related to in-transit packages were $205 and $279 million as of March 31, 2021 and December 31, 2020, respectively, net of deferred revenue related to in-transit packages of $131 and $279 million as of March 31, 2021 and December 31, 2020, respectively. Contract assets are included within "Other current assets" in the consolidated balance sheets. Short-term contract liabilities related to advance payments from customers were $8 and $21 million as of March 31, 2021 and December 31, 2020, respectively. Short-term contract liabilities are included within "Other current liabilities" in the consolidated balance sheets. Long-term contract liabilities related to advance payments from customers were $26 million at both March 31, 2021 and December 31, 2020. Long-term contract liabilities are included within "Other Non-Current Liabilities" in the consolidated balance sheets.

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
The primary compensation programs offered under the UPS Incentive Compensation Plan include the UPS Management Incentive Award program, the UPS Long-Term Incentive Performance Award program and the UPS Stock Option program. We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of UPS class A common stock at a discount. Additionally, our matching contributions to our primary employee defined contribution savings plan are made in shares of UPS class A common stock.
Management Incentive Award Program ("MIP")
We award Restricted Units under the MIP to certain eligible management employees. These Restricted Units vest one year following the grant date (except in the case of death, disability or retirement, in which case immediate vesting occurs). The grant value is expensed on a straight-line basis (less estimated forfeitures) over the requisite service period (except in the case of death, disability or retirement, in which case immediate expensing occurs).
Based on the date that the eligible management population and performance targets were approved for the 2020 MIP, we determined the award measurement dates to be February 10, 2021 (for U.S.-based employees and executive management) and March 22, 2021 (for international-based employees); therefore, the Restricted Units awarded were valued for stock compensation expense purposes using the closing New York Stock Exchange ("NYSE") price of $165.66, and $161.06 on those dates, respectively.
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
For the 2020 award, the LTIP was divided into two measurement periods. The first measurement period evaluated the achievement of the performance targets for 2020. The second measurement period will evaluate the achievement of the performance targets for the years 2021 through 2022. The performance targets for the second measurement period were approved on March 25, 2021 and the target Restricted Units awarded were valued at $167.66 on that date.
The eligible management employees and performance targets for the 2021 LTIP award were also approved on March 25, 2021. We therefore determined this to be the award measurement date and the target Restricted Units awarded were valued at $166.52.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average assumptions used and the calculated weighted-average fair values of the LTIP awards granted in 2021 and 2020 are as follows:

	2021	2020
Risk-free interest rate	0.19%	0.15%
Expected volatility	30.70%	27.53%
Weighted-average fair value of units granted	$167.17	$92.77
Share payout	102.40%	101.00%
There is no expected dividend yield as units earn dividend equivalents.
Non-Qualified Stock Options
We grant non-qualified stock options to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards generally vest over a five-year period with approximately 20% of the award vesting at each anniversary of the grant date (except in the case of death, disability or retirement, in which case immediate vesting occurs). The options granted expire 10 years after the date of the grant. In the first quarter of 2021, we granted 0.2 million stock options at a grant price of $165.66, which was the NYSE closing price on February 10, 2021.
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used and the calculated weighted-average fair values of options granted in 2021 and 2020 are as follows:

	2021	2020
Expected dividend yield	3.31%	3.51%
Risk-free interest rate	0.84%	1.26%
Expected life (in years)	7.5	7.5
Expected volatility	23.15%	19.25%
Weighted-average fair value of options granted	$23.71	$11.74
Pre-tax compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the three months ended March 31, 2021 and 2020 was $315 and $231 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of March 31, 2021 and December 31, 2020 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2021:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	187	1	—	188
Mortgage and asset-backed debt securities	3	—	—	3
Corporate debt securities	144	3	—	147
Non-U.S. government debt securities	11	—	—	11
Total available-for-sale marketable securities	345	4	—	349

Total current marketable securities	$347	$4	$—	$351

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2020:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	181	3	—	184
Mortgage and asset-backed debt securities	30	1	—	31
Corporate debt securities	174	4	—	178
Non-U.S. government debt securities	11	—	—	11
Total available-for-sale marketable securities	396	8	—	404

Total current marketable securities	$398	$8	$—	$406
Investment Impairments
We have concluded that no material impairment losses existed as of March 31, 2021. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturity Information
The amortized cost and estimated fair value of marketable securities as of March 31, 2021 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$35	$36
Due after one year through three years	310	313
Due after three years through five years	—	—
Due after five years	—	—
	345	349
Equity securities	2	2
	$347	$351
Non-Current Investments and Restricted Cash
We held a $22 and $23 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan as of March 31, 2021 and December 31, 2020, respectively. The change in investment fair value is recognized in Investment income and other in the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets of $3 million and $2 million as of March 31, 2021 and December 31, 2020, respectively. These amounts are classified as Investments and Restricted Cash in the consolidated balance sheets.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions):

	March 31, 2021	December 31, 2020	March 31, 2020
Cash and cash equivalents	$7,731	$5,910	$8,955
Restricted cash	—	—	1
Total cash, cash equivalents and restricted cash	$7,731	$5,910	$8,956
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
March 31, 2021:
Marketable Securities:
U.S. government and agency debt securities	$188	$—	$—	$188
Mortgage and asset-backed debt securities	—	3	—	3
Corporate debt securities	—	147	—	147
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	11	—	11
Total marketable securities	188	163	—	351
Other non-current investments	22	—	—	22
Total	$210	$163	$—	$373

December 31, 2020:
Marketable Securities:
U.S. government and agency debt securities	$184	$—	$—	$184
Mortgage and asset-backed debt securities	—	31	—	31
Corporate debt securities	—	178	—	178
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	11	—	11
Total marketable securities	184	222	—	406
Other non-current investments	23	—	—	23
Total	$207	$222	$—	$429
There were no transfers of investments between Level 1 and Level 2 during the three months ended March 31, 2021 or 2020.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. ASSETS HELD FOR SALE
On January 24, 2021, we entered into a definitive agreement to divest our UPS Freight business to TFI International Inc. for $800 million, subject to working capital and other adjustments. The following table summarizes the carrying values of the assets and liabilities classified as held for sale in our consolidated balance sheets as of March 31, 2021 and December 31, 2020 (in millions):

	2021	2020
Assets:
Accounts receivable, net	$284	$263
Other current assets	67	62
Property, plant and equipment, net	949	940
Other non-current assets	93	124
Total assets	1,393	1,389
Valuation allowance	(258)	(192)
Total assets held for sale	$1,135	$1,197

Liabilities:
Accounts payable	$47	$50
Other current liabilities	118	112
Other non-current liabilities	131	185
Total liabilities to be disposed of	$296	$347

Net assets held for sale	$839	$850
Self-insurance reserves for the UPS Freight business and obligations for benefits earned within UPS-sponsored pension and postretirement medical benefit plans will be retained by us at closing and are not included in the amounts presented above.
As of December 31, 2020, we recognized a total pre-tax impairment charge of $686 million ($629 million after tax), comprised of a goodwill impairment charge of $494 million and a valuation allowance of $192 million to adjust the carrying value of the disposal group to fair value less cost to sell.
As of March 31, 2021, we increased the valuation allowance by $66 million ($50 million after tax) to adjust the carrying value of the disposal group to our current estimate of fair value less cost to sell. This charge was recognized within Other expenses in the statements of consolidated income.
On April 30, 2021, we completed the previously announced divestiture of UPS Freight.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2021 and December 31, 2020 consisted of the following (in millions):

	2021	2020
Vehicles	$9,901	$9,786
Aircraft	20,844	20,549
Land	2,042	2,052
Buildings	5,445	5,425
Building and leasehold improvements	4,960	4,921
Plant equipment	14,821	14,684
Technology equipment	2,736	2,626
Construction-in-progress	1,889	2,048
	62,638	62,091
Less: Accumulated depreciation and amortization	(30,183)	(29,837)
Property, Plant and Equipment, Net	$32,455	$32,254
Property, plant and equipment purchased on account was $454 and $319 million as of March 31, 2021 and December 31, 2020, respectively.
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aviation fuel prices and other factors. Additionally, we monitor all other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. We recognized impairment charges of $24 million for the three months ended March 31, 2021 due to the timing of cancellation of certain facility expansion projects. We recognized these impairment charges within Other expenses in the statements of consolidated income. No impairment charges were recorded for the three months ended March 31, 2020.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit (income) cost for our company-sponsored pension and postretirement benefit plans for the three months ended March 31, 2021 and 2020 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2021	2020	2021	2020	2021	2020
Three Months Ended March 31:
Service cost	$553	$464	$7	$7	$19	$16
Interest cost	488	494	19	23	10	10
Expected return on assets	(846)	(888)	(2)	(2)	(17)	(21)
Amortization of prior service cost	33	55	2	2	—	—
Actuarial (gain) loss	(3,290)	—	—	—	—	—
Net periodic benefit (income) cost	$(3,062)	$125	$26	$30	$12	$5

The components of net periodic benefit (income) cost other than current service cost are presented within Investment income and other in the statements of consolidated income.
On January 24, 2021, we entered into a definitive agreement to divest our UPS Freight business, details of which are set out in note 6. Upon closing, certain U.S. pension and postretirement benefit plans will be subject to remeasurement of plan assets and benefit obligations.
During the first three months of 2021, we contributed $22 and $193 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We currently expect to contribute approximately $72 and $63 million over the remainder of the year to our pension and U.S. postretirement medical benefit plans, respectively. Subject to market conditions, we continually evaluate opportunities for additional discretionary contributions.
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
As of March 31, 2021 and December 31, 2020, we had $835 and $837 million, respectively, recorded in Other non-current liabilities as well as $8 and $7 million as of March 31, 2021 and December 31, 2020, respectively, recorded in Other current liabilities on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 42 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of March 31, 2021 and December 31, 2020 was $916 million and $1.0 billion, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
UPS was a contributing employer to the Central States Pension Fund (“CSPF”) until 2007 at which time UPS withdrew and paid a $6.1 billion withdrawal liability to satisfy our allocable share of unfunded vested benefits. Under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), UPS agreed to provide coordinating benefits in the UPS/IBT Full Time Employee Pension Plan (“UPS/IBT Plan”) for UPS participants whose last employer was UPS and who had not retired as of January 1, 2008 (“the UPS Transfer Group”) in the event that benefits are lawfully reduced by the CSPF in the future consistent with the terms of our withdrawal agreement with the CSPF. Under this withdrawal agreement, benefits to the UPS Transfer Group cannot be reduced without our consent and can only be reduced in accordance with applicable law. The financial crisis of 2008 created extensive asset losses at the CSPF, contributing to the plan’s projected insolvency, at which time benefits would be reduced to the legally permitted Pension Benefit Guaranty Corporation ("PBGC") limits, triggering the coordination of benefits provision in the collective bargaining agreement.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In 2014, Congress passed the Multiemployer Pension Reform Act (“MPRA”). This change in law for the first time permitted multiemployer pension plans to reduce benefit payments to retirees, subject to specific guidelines in the statute and government approval. In 2015, the CSPF submitted a proposed pension benefit reduction plan to the U.S. Department of the Treasury (“Treasury”). In 2016, Treasury rejected the proposed plan submitted by the CSPF. In light of its financial difficulties, the CSPF had stated that it believed a legislative solution to its funded status would be necessary or that it would become insolvent in 2025, at which time benefits would be reduced to the applicable PBGC benefit levels.
We account for the potential obligation to pay coordinating benefits to the UPS Transfer Group under Accounting Standards Codification Topic 715- Compensation- Retirement Benefits (“ASC 715”), which requires us to provide a best estimate of various actuarial assumptions, including the eventual outcome of this matter, in measuring our pension benefit obligation at the December 31st measurement date and at interim periods when a significant event occurs. ASC 715 does not permit anticipation of changes in law when developing a best estimate.
At the December 31, 2020 measurement date, we developed our best estimate for the potential obligation to pay coordinating benefits to the UPS Transfer Group using a deterministic cash flow projection that reflected estimated CSPF cash flows and investment earnings, the lack of legislative action having been taken, the expectation of payment of guaranteed benefits by the PBGC and the lack of a benefit reduction plan under MPRA having been filed by the CSPF. As a result, our best estimate at that time of the obligation for coordinating benefits that may have been required to be directly provided by the UPS/IBT Plan to the UPS Transfer Group was $5.5 billion.
In March 2021, the American Rescue Plan Act (“ARPA”) was enacted into law. The ARPA contains provisions that allow for qualifying financially distressed multiemployer pension plans to apply for special financial assistance from the PBGC, which will be funded by Treasury. Following approval of an application, a qualifying multiemployer pension plan will receive a lump sum payment to enable it to continue paying unreduced benefits through 2051. The multiemployer plan is not obligated to repay the special financial assistance. The ARPA is intended to prevent both the PBGC and certain financially distressed multiemployer pension plans, including the CSPF, from becoming insolvent through 2051. We expect that the CSPF will apply for special financial assistance during 2021 in order to continue payment of unreduced benefits through 2051.
The passage of the ARPA and the expected receipt of special financial assistance by the CSPF currently obviates our obligation to provide additional coordinating benefits to the UPS Transfer Group through 2051. These matters also triggered a remeasurement under ASC 715. Accordingly, we remeasured the plan assets and pension benefit obligation of the UPS/IBT Plan as of March 31, 2021.
The interim remeasurement resulted in an actuarial gain of $6.4 billion, reflecting reduction of the liability for coordinating benefits of $5.1 billion and a gain from other updated actuarial assumptions of $1.3 billion. The assumption gain reflects a $1.6 billion benefit from a 72 basis point increase in the discount rate compared to December 31, 2020, offset by $0.3 billion asset loss resulting from actual asset returns approximately 220 basis points below our expected return. As a result, $3.1 billion of the actuarial gain was recorded in accumulated other comprehensive income within the equity section of the consolidated balance sheet. The remaining pre-tax actuarial gain of $3.3 billion ($2.5 billion after tax) that exceeded the corridor (defined as 10% of the greater of the fair value of plan assets and the plan's projected benefit obligation) was recognized as a mark-to-market gain in the statement of consolidated income for the quarter ended March 31, 2021.
The future value of this estimate will continue to be influenced by a number of factors, including interpretations of the ARPA, future legislative actions, actuarial assumptions and the ability of the PBGC to sustain its commitments. Actual events may result in a change in our best estimate of the projected benefit obligation. We will continue to assess the impact of these uncertainties in accordance with ASC 715.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Collective Bargaining Agreements
We have approximately 327,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters, of which approximately 11,000 are employees of UPS Freight. These agreements run through July 31, 2023.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of March 31, 2021 and December 31, 2020 (in millions):

	U.S. Domestic Package	International Package	Supply Chain & Freight	Consolidated
December 31, 2020:	$715	$422	$2,230	$3,367
Acquired	—	—	—	—
Currency / Other	—	(9)	(12)	(21)
March 31, 2021:	$715	$413	$2,218	$3,346
The change in goodwill for both the International Package and Supply Chain & Freight segments was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of March 31, 2021 and December 31, 2020 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2021:
Capitalized software	$4,610	$(3,027)	$1,583
Licenses	102	(44)	58
Franchise rights	168	(114)	54
Customer relationships	725	(359)	366
Trade name	200	—	200
Trademarks, patents and other	22	(15)	7
Total Intangible Assets, Net	$5,827	$(3,559)	$2,268
December 31, 2020:
Capitalized software	$4,531	$(2,962)	$1,569
Licenses	100	(37)	63
Franchise rights	165	(113)	52
Customer relationships	729	(344)	385
Trade name	200	—	200
Trademarks, patents and other	18	(13)	5
Total Intangible Assets, Net	$5,743	$(3,469)	$2,274
As of March 31, 2021, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $4 million, which are deemed to be indefinite-lived intangible assets and are included in the table above.
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. We recorded $6 million in impairment charges for finite-lived intangible assets during the three months ended March 31, 2021. There were no impairment charges during the same period of 2020.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of March 31, 2021 and December 31, 2020 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2021	2020
Commercial paper	$697	2021	$697	$15

Fixed-rate senior notes:
3.125% senior notes	—	2021	—	1,507
2.050% senior notes	700	2021	700	700
2.450% senior notes	1,000	2022	1,028	1,028
2.350% senior notes	600	2022	599	599
2.500% senior notes	1,000	2023	997	997
2.800% senior notes	500	2024	498	498
2.200% senior notes	400	2024	398	398
3.900% senior notes	1,000	2025	995	995
2.400% senior notes	500	2026	498	498
3.050% senior notes	1,000	2027	993	993
3.400% senior notes	750	2029	746	746
2.500% senior notes	400	2029	397	397
4.450% senior notes	750	2030	744	743
6.200% senior notes	1,500	2038	1,483	1,483
5.200% senior notes	500	2040	493	493
4.875% senior notes	500	2040	490	490
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	491	491
3.750% senior notes	1,150	2047	1,137	1,137
4.250% senior notes	750	2049	742	742
3.400% senior notes	700	2049	688	688
5.300% senior notes	1,250	2050	1,231	1,231
Floating-rate senior notes:
Floating-rate senior notes	350	2021	350	350
Floating-rate senior notes	400	2022	400	399
Floating-rate senior notes	500	2023	499	499
Floating-rate senior notes	1,039	2049-2067	1,027	1,027
8.375% Debentures:
8.375% debentures	276	2030	281	281
Pound Sterling Notes:
5.500% notes	91	2031	91	90
5.125% notes	626	2050	594	586
Euro Senior Notes:
0.375% senior notes	821	2023	818	857
1.625% senior notes	821	2025	818	856
1.000% senior notes	587	2028	584	611
1.500% senior notes	587	2032	583	611
Canadian senior notes:
2.125% senior notes	594	2024	592	583
Finance lease obligations	352	2021-2159	352	342
Facility notes and bonds	320	2029-2045	320	320
Other debt	5	2021-2025	5	5
Total debt	$23,891		23,727	24,654
Less: current maturities			(1,811)	(2,623)
Long-term debt			$21,916	$22,031

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. As of March 31, 2021, we had U.S. commercial paper outstanding of $697 million with an average interest rate of 0.06% and no outstanding balances under our European commercial paper program. As of March 31, 2021, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheets. The amount of commercial paper outstanding under these programs in 2021 is expected to fluctuate.
Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term liabilities on our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.
Debt Repayments
On January 15, 2021, our 3.125% senior notes with a principle balance of $1.5 billion matured and were repaid in full.
Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $2.0 billion, and expires on December 7, 2021. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to LIBOR for the applicable interest period and currency denomination, plus a margin of 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) LIBOR for a one-month interest period plus 1.00%, may be used at our discretion.
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
The applicable margin for advances bearing interest based on LIBOR is a percentage determined by quotations from Markit Group Ltd. for our one-year credit default swap spread subject to a minimum rate of 0.10% and a maximum rate of 0.75% per annum. The rate is interpolated for a period of time from the date of determination of such credit default swap spread in connection with a new interest period until the latest maturity date of the facility then in effect (but not less than a period of one year).
The applicable margin for advances bearing interest based on the prime rate is 1.00% below the applicable margin for LIBOR advances (but not lower than 0%). We are also able to request advances under these facilities based on competitive bids for the applicable interest rate.
There were no amounts outstanding under these facilities as of March 31, 2021.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2021, and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2021, 10% of net tangible assets was equivalent to $4.1 billion and we had no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $26.3 and $28.3 billion as of March 31, 2021 and December 31, 2020, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. For these leases, we use an estimate of our incremental borrowing rate to discount lease payments based on information available at lease commencement. The incremental borrowing rate is derived using multiple inputs including our credit rating, the impact of full collateralization, lease term and denominated currency. The remaining lease terms vary from 1 month to 139 years.
Aircraft
In addition to the aircraft that we own, we have leases for 314 aircraft. Of these leased aircraft, 24 are classified as finance leases, 17 are classified as operating leases and the remaining 273 are classified as short-term leases. A majority of the obligations associated with the aircraft classified as finance leases have been legally defeased. Most of our long-term aircraft operating leases are operated by a third party to handle package and cargo volume in geographic regions where, due to government regulations, we are restricted from operating an airline.
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
The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$175	$175
Finance lease costs:
Amortization of assets	23	18
Interest on lease liabilities	4	5
Total finance lease costs	27	23
Variable lease costs	65	58
Short-term lease costs	279	203
Total lease costs	$546	$459

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental information related to leases and location within our consolidated balance sheets are as follows (in millions, except lease term and discount rate):

	March 31, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	$3,044	$3,073

Current maturities of operating leases	$548	$560
Non-current operating leases	2,524	2,540
Total operating lease liabilities	$3,072	$3,100

Finance Leases:
Property, plant and equipment, net	$1,167	$1,225

Current maturities of long-term debt, commercial paper and finance leases	$61	$56
Long-term debt and finance leases	291	286
Total finance lease liabilities	$352	$342

Weighted average remaining lease term (in years):
Operating leases	12.4	11.2
Finance leases	8.9	9.3

Weighted average discount rate:
Operating leases	2.17%	2.28%
Finance leases	4.02%	4.14%

Supplemental cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$171	$175
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	13	6

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$174	$305
Finance leases	23	10

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of March 31, 2021 are as follows (in millions):

	Finance Leases	Operating Leases
2021	$61	$457
2022	70	569
2023	55	467
2024	34	344
2025	29	266
Thereafter	188	1,504
Total lease payments	437	3,607
Less: Imputed interest	(85)	(535)
Total lease obligations	352	3,072
Less: Current obligations	(61)	(548)
Long-term lease obligations	$291	$2,524
As of March 31, 2021, we have additional leases which have not commenced of $178 million. These leases will commence in 2021 and 2022 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Minority Interests
We are authorized to issue two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of March 31, 2021, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of March 31, 2021, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interests accounts for the three months ended March 31, 2021 and 2020 (in millions, except per share amounts):

	2021		2020
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	147	$2	156	$2
Common stock purchases	—	—	—	—
Stock award plans	4	—	4	—
Common stock issuances	1	—	2	—
Conversions of class A to class B common stock	(4)	—	(4)	—
Class A shares issued at end of period	148	$2	158	$2
Class B Common Stock
Balance at beginning of period	718	$7	701	$7
Common stock purchases	—	—	(2)	—
Conversions of class A to class B common stock	4	—	4	—
Class B shares issued at end of period	722	$7	703	$7
Additional Paid-In Capital
Balance at beginning of period		$865		$150
Common stock purchases		—		(217)
Stock award plans		30		(67)
Common stock issuances		154		163
Balance at end of period		$1,049		$29
Retained Earnings
Balance at beginning of period		$6,896		$9,105
Net income attributable to common shareowners		4,792		965
Dividends ($1.02 and $1.01 per share) (1)		(938)		(933)
Other		(2)		—
Balance at end of period		$10,748		$9,137
Non-Controlling Minority Interest
Balance at beginning of period		$12		$16
Change in non-controlling minority interest		—		(2)
Balance at end of period		$12		$14
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $80 and $93 million as of March 31, 2021 and March 31, 2020, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion for shares of class A and class B common stock, which has no expiration date. As of March 31, 2021, we had $2.1 billion of this share repurchase authorization available.
Share repurchases may be in the form of accelerated share repurchase programs, open market purchases or other methods we deem appropriate. The timing of share repurchases will depend upon market conditions. Unless terminated earlier by the Board, the program will expire when we have purchased all shares authorized for repurchase under the program. We have currently suspended stock repurchases under this program and as of March 31, 2021, we have no plans to repurchase shares.
We did not repurchase any shares under this program during the three months ended March 31, 2021. During the three months ended March 31, 2020, we repurchased 2.1 million shares of class A and class B common stock for $217 million ($220 million in repurchases are reported on the statements of consolidated cash flows due to the timing of settlements).
Movements in additional paid-in capital in respect of stock award plans comprise accruals for unvested awards, offset by adjustments for awards that vest during the period.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in AOCI for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three months ended March 31, 2021 and 2020 was as follows (in millions):

Three Months Ended March 31:	2021	2020
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of period	$(981)	$(1,078)
Translation adjustment (net of tax effect of $30 and $13)	(82)	(141)
Balance at end of period	(1,063)	(1,219)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of period	6	4
Current period changes in fair value (net of tax effect of $0 and $0)	(1)	2
Reclassification to earnings (net of tax effect of $0 and $0)	(3)	—
Balance at end of period	2	6
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	(223)	112
Current period changes in fair value (net of tax effect of $39 and $83)	124	263
Reclassification to earnings (net of tax effect of $(3) and $(15))	(10)	(46)
Balance at end of period	(109)	329
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(5,915)	(5,035)
Net actuarial gain (loss) resulting from remeasurements of plan assets and liabilities (net of tax effect of $1,544 and $0)	4,901	—
Reclassification to earnings (net of tax effect of $(780) and $14)	(2,475)	43
Balance at end of period	(3,489)	(4,992)
Accumulated other comprehensive income (loss) at end of period	$(4,659)	$(5,876)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three months ended March 31, 2021 and 2020 was as follows (in millions):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
Three Months Ended March 31:	2021	2020
Unrealized Gain (Loss) on Marketable Securities:
Realized gain (loss) on sale of securities	$3	$—	Investment income and other
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	3	—	Net income
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	(2)	(3)	Interest expense
Foreign exchange contracts	15	64	Revenue
Income tax (expense) benefit	(3)	(15)	Income tax expense
Impact on net income	10	46	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(35)	(57)	Investment income and other
Remeasurement of benefit obligation	3,290	—	Investment income and other
Income tax (expense) benefit	(780)	14	Income tax expense
Impact on net income	2,475	(43)	Net income
Total amount reclassified for the period	$2,488	$3	Net income

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
Activity in the deferred compensation program for the three months ended March 31, 2021 and 2020 was as follows (in millions):

	2021		2020
Three Months Ended March 31:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$20		$26
Reinvested dividends		—		—
Benefit payments		(5)		(7)
Balance at end of period		$15		$19
Treasury Stock:
Balance at beginning of period	—	$(20)	—	$(26)
Reinvested dividends	—	—	—	—
Benefit payments	—	5	—	7
Balance at end of period	—	$(15)	—	$(19)

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
International Package
International Package operations include delivery to more than 220 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or destination outside the United States. Our
International Package reporting segment includes our operations in Europe, Asia, Americas and ISMEA (Indian Subcontinent, Middle East and Africa).
Supply Chain & Freight
Supply Chain & Freight includes Forwarding, Logistics, Coyote, Marken, UPS Mail Innovations, UPS Freight and other aggregated business units. Our Forwarding, Logistics and UPS Mail Innovations units provide services in more than 200 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, distribution and post-sales services, mail and consulting services. UPS Freight offers a variety of less-than-truckload and truckload services to customers in North America. On April 30, 2021, we completed the previously announced divestiture of our UPS Freight business, details of which are set out in note 6. Coyote offers truckload brokerage services primarily in the United States. Marken is a global provider of supply chain solutions to the healthcare and life sciences industry, specializing in clinical trials logistics. Other aggregated business units within this segment include The UPS Store and UPS Capital.
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income and other, interest expense and income tax expense. Certain expenses are allocated between the segments using activity-based costing methods as described in the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020, and in the "Results of Operations - Segment Review" section of Management's Discussion and Analysis included in this report.
Segment information for the three months ended March 31, 2021 and 2020 is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Revenue:
U.S. Domestic Package	$14,010	$11,456
International Package	4,607	3,383
Supply Chain & Freight	4,291	3,196
Consolidated revenue	$22,908	$18,035
Operating Profit:
U.S. Domestic Package	$1,359	$364
International Package	1,085	551
Supply Chain & Freight	321	157
Consolidated operating profit	$2,765	$1,072

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to common shareowners	$4,792	$965
Denominator:
Weighted average shares	867	858
Vested portion of restricted units	5	6
Denominator for basic earnings per share	872	864
Effect of dilutive securities:
Restricted units	3	5
Stock options	1	—
Denominator for diluted earnings per share	876	869
Basic earnings per share	$5.50	$1.12
Diluted earnings per share	$5.47	$1.11
Diluted earnings per share for the three months ended March 31, 2021 and 2020 excluded the effect of 0.2 and 1.2 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would have been antidilutive.

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
 We have agreements with all of our active counterparties (covering our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties.
As of March 31, 2021 and December 31, 2020, we held cash collateral of $122 and $146 million, respectively, under these agreements. This collateral is included in "Cash and cash equivalents" in the consolidated balance sheets and its use by UPS is not restricted. As of March 31, 2021 and December 31, 2020, we were required to post $49 and $158 million, respectively, of cash collateral with our counterparties.
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
As of March 31, 2021, all of our instruments were covered by the zero threshold bilateral collateral provision. As of December 31, 2020 there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions.
Types of Hedges
Commodity Risk Management
Currently, the fuel surcharges that we apply to our domestic and international package and less-than-truckload ("LTL") services are the primary means of reducing the risk of adverse fuel price changes on our business. In order to mitigate the impact of fuel surcharges imposed on us by outside carriers, we regularly adjust the rates we charge for our freight brokerage, inter-modal and truckload services.
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
Outstanding Positions
As of March 31, 2021 and December 31, 2020, the notional amounts of our outstanding derivative positions were as follows (in millions):

	March 31, 2021		December 31, 2020
Currency hedges:
Euro	EUR	3,885	EUR	4,197
British Pound Sterling	GBP	1,346	GBP	1,400
Canadian Dollar	CAD	1,497	CAD	1,576
Hong Kong Dollar	HKD	3,352	HKD	3,717

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	1,000	USD	3,250
Floating to Fixed Interest Rate Swaps	USD	28	USD	778
As of March 31, 2021 and December 31, 2020, we had no outstanding commodity hedge positions.

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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$93	$56	$78	$45
Interest rate contracts	Other current assets	Level 2	—	2	—	2
Foreign currency exchange contracts	Other non-current assets	Level 2	67	35	28	4
Interest rate contracts	Other non-current assets	Level 2	24	29	21	26
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	1	4	1	4
Total Asset Derivatives			$185	$126	$128	$81

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$26	$34	$11	$23
Foreign currency exchange contracts	Other non-current liabilities	Level 2	73	142	34	111
Interest rate contracts	Other non-current liabilities	Level 2	11	13	8	10
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	—	2	—	2
Interest rate contracts	Other current liabilities	Level 2	—	1	—	1
Total Liability Derivatives			$110	$192	$53	$147
Our foreign currency exchange, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2. As of March 31, 2021 and December 31, 2020 we did not have any derivatives that were classified as Level 1 (valued using quoted prices in active markets for identical assets) or Level 3 (valued using significant unobservable inputs).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of March 31, 2021 and December 31, 2020 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	March 31, 2021	March 31, 2021	December 31, 2020	December 31, 2020
Long-term debt and finance leases	$1,309	$35	$2,816	$42
The cumulative amount of fair value hedging losses remaining for any hedged assets and liabilities for which hedge accounting has been discontinued as of March 31, 2021 is $6 million. These amounts will be recognized over the next 10 years.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and (losses) that have been recognized in the statements of consolidated income for fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2021			2020
	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$6	$—	$—	$(36)	$—
Derivatives designated as hedging instruments	—	(6)	—	—	36	—
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(2)	—	—	(3)	—
Foreign Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	15	—	—	64	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$15	$(2)	$—	$64	$(3)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the three months ended March 31, 2021 and 2020 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended March 31:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2021	2020
Interest rate contracts	$3	$(1)
Foreign exchange contracts	160	347
Total	$163	$346

As of March 31, 2021, there were $67 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12 month period ending March 31, 2022. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 12 years.
The following table indicates the amount of gains and (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three months ended March 31, 2021 and 2020 for those instruments designated as net investment hedges (in millions):

Three Months Ended March 31:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2021	2020
Foreign denominated debt	$124	$150
Total	$124	$150
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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the three months ended March 31, 2021 and 2020 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2021	2020
Three Months Ended March 31:
Interest rate contracts	Interest expense	$—	$(2)
Foreign exchange contracts	Investment income and other	(6)	(51)
Total		$(6)	$(53)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. INCOME TAXES
Our effective tax rate for both the three months ended March 31, 2021 and March 31, 2020 was approximately 22.8%. The recognition in income tax of excess tax benefits related to share-based compensation reduced our effective rate by 1.1% for the three months ended March 31, 2021 compared to 0.7% in the same period of 2020. Other items that impacted our effective tax rate in the first quarter of 2021 compared to 2020 included unfavorable changes in uncertain tax positions.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, we have recognized liabilities for uncertain tax positions. We reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, an estimate of the range of reasonably possible outcomes cannot be made. Items that may cause changes to unrecognized tax benefits include the timing of interest deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statutes of limitations or other unforeseen circumstances.
In the first quarter of 2021, we recognized an income tax expense of $788 million related to pre-tax mark-to-market income of $3.3 billion on our pension and postretirement defined benefit plans. This income tax expense was generated at a higher average tax rate than the U.S. federal statutory tax rate because it included the effect of U.S. state and local taxes.
As discussed in note 18, we recognized pre-tax transformation strategy costs of $118 million in the first quarter of 2021 compared to $45 million in the first quarter of 2020. As a result, we recorded an additional income tax benefit of $28 million in the first quarter of 2021 compared to $10 million in the first quarter of 2020. This benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate primarily due to the effect of U.S. state and local taxes and foreign taxes.
We recorded a pre-tax valuation allowance against assets held for sale of $66 million during the first quarter of 2021. As a result, we recorded an additional income tax benefit of $16 million. This income tax benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate due to the effect of U.S. state and local taxes.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. TRANSFORMATION STRATEGY COSTS
In 2018, we launched a multi-year, enterprise-wide transformation strategy impacting our organization. The program includes investments, as well as changes in processes and technology, that impact global direct and indirect operating costs.
The table below presents the transformation strategy costs for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Transformation Strategy Costs:
Compensation and benefits	$76	$12
Total other expenses	42	33
Total Transformation Strategy Costs	$118	$45

Income Tax Benefit from Transformation Strategy Costs	(28)	(10)
After Tax Transformation Strategy Costs	$90	$35
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. SUBSEQUENT EVENTS
On April 1, 2021, our 2.050% fixed-rate senior notes with a principal balance of $700 million and our floating-rate senior notes with a principal balance of $350 million matured and were repaid in full.
On April 30, 2021, we completed the previously announced divestiture of our UPS Freight business to TFI International Inc. We intend to use the proceeds received from this divestiture to repay outstanding indebtedness. Prior to the completion of this transaction, the results of our UPS Freight business were reported in our Supply Chain & Freight reporting segment. Following the completion of this transaction and beginning in the quarter ending June 30, 2021, we intend to rename this reporting segment our Supply Chain Solutions reporting segment. No other changes are being made to this segment that would impact prior period results.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We continue to make progress implementing our Customer First, People Led, Innovation Driven strategy, which focuses on transforming nearly every aspect of our business, improving our financial performance, providing the best customer experience and benefiting our shareowners. The Customer First component of our strategy focuses on, among other things, enhancing the capabilities that we believe our customers value the most: speed and ease of access to our services. As a result, we are continuing to expand our weekend operations and enhance our digital access program.
In the first quarter, overall growth was driven by business-to-consumer demand that resulted from elevated e-commerce activity due to the ongoing COVID-19 pandemic. We continued to experience strong volume growth from small- and medium-sized businesses ("SMBs"), largely driven by our efforts to improve time-in-transit in our U.S. ground network and the ease of accessing our services. Business-to-business activity grew in our International Package segment for the quarter, but declined in our U.S. Domestic Package segment until March, when we began to experience growth. Overall, we continue to expect the higher level of residential deliveries to persist. In our Supply Chain & Freight segment, market demand was elevated in nearly all business units, led by Forwarding and our healthcare activities.
As previously disclosed, on January 24, 2021, we entered into a definitive agreement to divest our UPS Freight business. The transaction closed on April 30, 2021.
On March 11, 2021, the American Rescue Plan Act ("ARPA") was signed into law. The ARPA is intended to prevent certain multiemployer pension plans from becoming insolvent through 2051. Enactment of the ARPA resulted in a reduction of our liability for potential coordinating benefits related to the Central States Pension Fund, triggering a remeasurement of our UPS/IBT Full Time Employee Pension Plan ("UPS/IBT Plan").
Highlights of our consolidated results for the three months ended March 31, 2021 and 2020, which are discussed in more detail below, include:

	Three Months Ended March 31,		Change
	2021	2020	$	%
Revenue (in millions)	$22,908	$18,035	$4,873	27.0%
Operating Expenses (in millions)	20,143	16,963	3,180	18.7%
Operating Profit (in millions)	$2,765	$1,072	$1,693	157.9%
Operating Margin	12.1%	5.9%
Net Income (in millions)	$4,792	$965	$3,827	396.6%
Basic Earnings Per Share	$5.50	$1.12	$4.38	391.1%
Diluted Earnings Per Share	$5.47	$1.11	$4.36	392.8%

Operating Days	63	64
Average Daily Package Volume (in thousands)	24,145	21,125		14.3%
Average Revenue Per Piece	$12.12	$10.88	$1.24	11.4%

•Revenue increased in all segments, with double digit revenue per piece growth in both our U.S. Domestic Package and International Package segments.
•Average daily package volume increased, driven by growth in business-to-consumer shipping.
•Operating expenses increased primarily due to volume growth.
•Operating profit increased and operating margin expanded in all segments.
•We reported net income of $4.8 billion and diluted earnings per share of $5.47. Adjusted diluted earnings per share was $2.77 after adjusting for the after-tax impacts of:
◦a pension mark-to-market gain recognized outside of a 10% corridor of $2.5 billion or $2.86 per diluted share;

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

◦transformation strategy costs of $90 million or $0.10 per diluted share; and
◦a valuation allowance against assets held for sale of $50 million or $0.06 per diluted share.
In the U.S. Domestic Package segment, volume and revenue growth was highest in our Ground residential products. Revenue and revenue per piece increased due to a favorable shift in customer mix, with a significant increase in SMB volume, base rate increases and capacity surcharges. The increase in residential delivery volume drove increases in headcount, delivery stops per day, average daily miles driven and average daily union labor hours, all of which increased expense. Our investments to improve time-in-transit within our U.S. ground network also increased expense for the quarter.
The International Package segment experienced volume and revenue growth across all regions, driven by growth from both large customers and SMBs. Revenue and revenue per piece increased due to growth in premium and non-premium products, base rate increases and capacity surcharges. Residential delivery volume growth drove an increase in third-party pickup and delivery expense.
In the Supply Chain & Freight segment, growth was primarily driven by our Forwarding and mail services businesses. The Forwarding business continued to benefit from strong outbound demand from Asia and the application of capacity surcharges for air freight as the impacts of COVID-19 continued to constrain capacity in the air cargo market. Mail services benefited from the growth in e-commerce activity and favorable changes in shipment characteristics. Healthcare operations experienced strong and broad-based growth, which included COVID-19 relief efforts. Expense increases were driven by higher third party transportation costs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supplemental Information - Items Affecting Comparability
We supplement the reporting of our financial information determined under generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures, including "adjusted" compensation and benefits, operating expenses, operating profit, operating margin, other income and (expense), income before income taxes, income tax expense, effective tax rate, net income and earnings per share. We believe that these adjusted measures provide additional meaningful information to assist users of our financial statements in understanding our financial results and assessing our ongoing performance because they exclude items that may not be indicative of, or are unrelated to, our underlying operations and may provide a useful baseline for analyzing trends in our underlying businesses. These adjusted measures are used internally by management for business unit operating performance analysis, business unit resource allocation and in connection with incentive compensation award determinations.
Adjusted amounts reflect the following:

	Three Months Ended March 31,
Non-GAAP Adjustments	2021	2020
Operating Expenses:
Transformation Strategy and Other Costs	$184	$45
Total Adjustments to Operating Expenses	$184	$45

Other Income and (Expense):
Defined Benefit Plan Mark-to-Market Gain	$(3,290)	$—
Total Adjustments to Other Income and (Expense)	$(3,290)	$—

Total Adjustments to Income Before Income Taxes	$(3,106)	$45

Income Tax Expense (Benefit) from Defined Benefit Plan Mark-to-Market Gain	$788	$—
Income Tax Expense (Benefit) from Transformation Strategy and Other Costs	(44)	(10)
Total Adjustments to Income Tax Expense	$744	$(10)

Total Adjustments to Net Income	$(2,362)	$35
Transformation strategy and other costs include a valuation allowance against assets held for sale of $66 million. For additional information regarding assets held for sale, see note 6 to the unaudited, consolidated financial statements included within this report. For additional information regarding our transformation strategy costs see note 18.
We also supplement the reporting of revenue, revenue per piece and operating profit with adjusted measures that exclude the period over period impact of foreign currency exchange rate changes and hedging activities. We believe currency-neutral revenue, revenue per piece and operating profit information allows users of our financial statements to understand growth trends in our products and results. We evaluate the performance of our International Package and Supply Chain & Freight segments on this currency-neutral basis.
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
Adjusted financial measures should not be considered in isolation or as a substitute for the related GAAP measures. Our adjusted financial measures may differ from similar measures used by other companies.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Defined Benefit Plan Mark-to-Market Gain
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
We recognize changes in the fair value of plan assets and net actuarial gains and losses in excess of a 10% corridor for our pension and postretirement defined benefit plans immediately as part of other pension income (expense). We supplement the presentation of our income before income taxes, net income and earnings per share with adjusted measures that exclude the impact of gains and losses recognized in excess of the 10% corridor and the related income tax effects. We believe excluding these mark-to-market impacts provides important supplemental information by removing the volatility associated with short-term changes in market interest rates, equity values and similar factors.
As a result of the ARPA, we remeasured the UPS/IBT Plan assets and pension benefit obligation and recognized a pre-tax mark-to-market gain outside of the 10% corridor of $3.3 billion ($2.5 billion after-tax). For additional information, refer to note 8 to the unaudited, consolidated financial statements included within this report.
The components of this gain, which are included in “Other Income and (Expense)” in the statements of consolidated income, are as follows:
•Coordinating benefits attributable to the Central States Pension Fund ($1.8 billion pre-tax gain): This represents the reduction of the liability for potential coordinating benefits that may have been required to be paid related to the Central States Pension Fund.
•Discount rates ($1.8 billion pre-tax gain): The discount rate for the UPS/IBT Plan increased from 2.98% as of December 31, 2020 to 3.70% as of March 31, 2021, primarily due to an increase in U.S. treasury yields.
•Return on assets ($0.3 billion pre-tax loss): In the first quarter of 2021, the actual rate of return on plan assets was approximately 220 basis points lower than our expected rate of return, primarily due to weaker than expected global equity and U.S. bond market performance.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Segment Review
The results and discussions that follow are reflective of how management monitors and evaluates the performance of our reporting segments.
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses.
Beginning in the first quarter of 2021, we updated our cost allocation methodology for aircraft engine maintenance expense to better align with aircraft utilization by segment. This change resulted in a reallocation of expense from our U.S. Domestic Package segment to our International Package segment of approximately $15 million for the quarter. There were no other significant changes in our expense allocation methodologies that affect period over period comparisons during 2021 or 2020.
Following completion of the divestiture of our UPS Freight business, we intend to rename our Supply Chain & Freight reporting segment. For additional information, see note 19 to the unaudited, consolidated financial statements included within this report.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	Three Months Ended March 31,		Change
	2021	2020	$	%
Average Daily Package Volume (in thousands):
Next Day Air	2,012	1,883		6.9%
Deferred	1,513	1,492		1.4%
Ground	16,827	14,669		14.7%
Total Average Daily Package Volume	20,352	18,044		12.8%
Average Revenue Per Piece:
Next Day Air	$18.39	$17.05	$1.34	7.9%
Deferred	13.22	12.54	0.68	5.4%
Ground	9.83	8.74	1.09	12.5%
Total Average Revenue Per Piece	$10.93	$9.92	$1.01	10.2%
Operating Days in Period	63	64
Revenue (in millions):
Next Day Air	$2,331	$2,055	$276	13.4%
Deferred	1,260	1,197	63	5.3%
Ground	10,419	8,204	2,215	27.0%
Total Revenue	$14,010	$11,456	$2,554	22.3%
Operating Expenses (in millions):
Operating Expenses	$12,651	$11,092	$1,559	14.1%
Transformation Strategy Costs	(104)	(37)	(67)	181.1%
Adjusted Operating Expense	$12,547	$11,055	$1,492	13.5%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,359	$364	$995	273.4%
Adjusted Operating Profit	$1,463	$401	$1,062	264.8%
Operating Margin	9.7%	3.2%
Adjusted Operating Margin	10.4%	3.5%
Revenue
The change in overall revenue was due to the following factors:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
First quarter 2021 vs. 2020	11.0%	10.6%	0.7%	22.3%
Volume
Average daily volume increased across all products in the first quarter, despite the impact of one less operating day, with growth strongest in residential ground services. Business-to-consumer volume grew by approximately 24% year over year, driven by continued e-commerce growth. Volume growth came from both SMBs and large customers. SMB volume grew 35.6% for the quarter as a result of investments to improve time-in-transit in our ground network and to expand our digital access platform.
Business-to-consumer shipments represented approximately 60% of total average daily volume in the first quarter, compared to approximately 55% in the first quarter of 2020. We believe the COVID-19 pandemic accelerated a long-term market shift towards e-commerce that will result in the level of residential deliveries remaining elevated. Business-to-business shipments decreased 0.6% for the quarter, but experienced year over year growth of 8.0% in March as businesses continued to reopen.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Average daily volume increased in both our Next Day Air and Deferred products, driven by increased residential demand as a result of the growth in e-commerce. This was slightly offset by declines in business-to-business shipments. We continued to experience declines in Second Day Letter and Second Day Package volume, due to ongoing shifts in customer preferences.
Ground Residential and SurePost average daily volumes increased by 24% and 35%, respectively, for the quarter, driven by changes in customer mix and e-commerce activity. Ground Commercial volume declined overall for the quarter; however, we experienced Ground Commercial growth in March from certain sectors of the economy.
Rates and Product Mix
Overall revenue per piece increased in the first quarter due to increases in base rates, favorable changes in customer mix and continued application of capacity-driven surcharges. Rates for our ground and air services increased an average net 4.9% in December 2020 and our SurePost rates also increased in December 2020.
Revenue per piece increases for our Next Day Air and Deferred products were driven by base rates increases and shifts in customer and product mix, partially offset by a decrease in average billable weight per piece. Revenue per piece for our Ground products increased primarily due to base rate increases and a shift in customer mix, slightly offset by a decrease in average billable weight per piece.
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

	Three Months Ended March 31,		% Point Change
	2021	2020	2021 vs 2020
Next Day Air / Deferred	5.9%	5.9%	—%
Ground	7.2%	7.2%	—%

While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges are only one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and additional charges for these services and the pricing discounts offered.
Total domestic fuel surcharge revenue increased by $75 million in the first quarter primarily as a result of volume growth and shifts in product mix.
Operating Expenses
Operating expenses, and operating expenses excluding the year over year impact of transformation strategy costs, increased in the first quarter, driven by a $670 million increase in pickup and delivery costs. In addition, the costs of operating our domestic integrated air and ground network increased $461 million, the costs of package sorting increased $154 million and other indirect operating costs increased $207 million. The increases in expense were driven by several factors:
•Employee compensation and benefit costs increased $975 million, largely resulting from:
◦residential volume growth and an increase in average daily direct union labor hours of 13.3%;
◦union pay rate increases that were partially offset by productivity improvements; and
◦management payroll increases as a result of salary increases, growth in the overall size of the workforce and increases in incentive compensation and commission payments.
We incurred higher employee benefit expenses due to additional headcount, contractual contribution rate increases to union multiemployer plans and higher service costs for our company-sponsored pension and postretirement plans, primarily driven by lower discount rates used to measure the projected benefit obligations of these plans.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•Higher third party transportation costs were driven by additional SurePost volume, increased utilization of outside carriers as part of our investments to improve time-in-transit within our U.S. ground network and rate increases.
•We incurred higher fuel costs as a result of volume growth and higher average daily miles driven, as well as increases in the price of diesel and gasoline, partially offset by lower prices for jet fuel.
Our self-insured automobile liability losses decreased by $76 million compared to the first quarter of 2020 due to favorable developments in case reserves.
Total cost per piece, and cost per piece excluding the year over year impact of transformation strategy costs, increased 2.7% and 2.2%, respectively.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $995 million in the first quarter, with operating margins increasing 650 basis points to 9.7%. Excluding the year over year impact of transformation strategy costs, adjusted operating profit increased $1.1 billion in the first quarter, with adjusted operating margins increasing 690 basis points to 10.4%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	Three Months Ended March 31,		Change
	2021	2020	$	%
Average Daily Package Volume (in thousands):
Domestic	2,010	1,668		20.5%
Export	1,783	1,413		26.2%
Total Average Daily Package Volume	3,793	3,081		23.1%
Average Revenue Per Piece:
Domestic	$7.33	$6.44	$0.89	13.8%
Export	31.10	28.32	2.78	9.8%
Total Average Revenue Per Piece	$18.50	$16.48	$2.02	12.3%
Operating Days in Period	63	64
Revenue (in millions):
Domestic	$928	$688	$240	34.9%
Export	3,493	2,561	932	36.4%
Cargo and Other	186	134	52	38.8%
Total Revenue	$4,607	$3,383	$1,224	36.2%
Operating Expenses (in millions):
Operating Expenses	$3,522	$2,832	$690	24.4%
Transformation Strategy Costs	(6)	(7)	1	(14.3)%
Adjusted Operating Expenses	$3,516	$2,825	$691	24.5%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,085	$551	$534	96.9%
Adjusted Operating Profit	$1,091	$558	$533	95.5%
Operating Margin	23.6%	16.3%
Adjusted Operating Margin	23.7%	16.5%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$176
Operating Expenses			(137)
Operating Profit			$39
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.

The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
First quarter 2021 vs. 2020	21.2%	7.8%	2.0%	5.2%	36.2%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume increased in the first quarter for both domestic and export products, with growth across all customer segments. Business-to-consumer volume increased 78% in the first quarter, driven by strong growth from the retail sector due to the continued growth of e-commerce. Business-to-business volume increased 10% in the first quarter, with growth increasing as the quarter progressed, reaching 24% in March as countries continued to resume commercial activities.
Export volume increased across all regions, led by Europe and Asia. Europe export volume growth was highest on the Europe to U.S. and intra-Europe trade lanes, while United Kingdom trade with Europe experienced a slight decline as a result of Brexit challenges. Asia export volume growth was strongest on the Asia to U.S. trade lane. We experienced volume growth from both our large customers and SMBs, with SMB growth across all regions. Our premium products saw volume growth of 34% for the quarter, driven by our Worldwide Express and Transborder Express products. Volume growth for our non-premium products was 30%, primarily driven by our Transborder Standard product.
Domestic volume increased in many of our markets, with growth strongest in Canada as well as several countries in western Europe, primarily due to residential volume growth driven by e-commerce.
Rates and Product Mix
In December 2020, we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market. In response to capacity constraints resulting from the COVID-19 pandemic, we implemented surcharges on certain lanes beginning in the second quarter of 2020.
Total revenue per piece increased 12.3% as a result of changes in customer and product mix, capacity surcharges, favorable currency movements and fuel surcharges. Excluding the impact of currency, revenue per piece increased 7.8%.
Domestic revenue per piece increased 13.8% due to changes in customer and product mix, capacity surcharges and favorable currency movements. Excluding the impact of currency, revenue per piece increased 6.7%.
Export revenue per piece increased 9.8% primarily due to changes in customer and product mix, capacity surcharges, favorable currency movements and fuel surcharges. Excluding the impact of currency, revenue per piece increased 6.1%.
Fuel Surcharges
The fuel surcharge for international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
While fluctuations can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges and the pricing discounts offered. Total international fuel surcharge revenue increased by $89 million as a result of volume growth and changes in customer and product mix, partially offset by declines in fuel surcharge indices.
Operating Expenses
Operating expenses, and operating expenses excluding the year over year impact of transformation strategy costs, increased for the first quarter of 2021. Pickup and delivery costs increased $310 million as volume growth and an increase in residential deliveries drove additional third-party pickup and delivery expense. Package sorting costs also increased $69 million as a result of volume growth.
The costs of operating our integrated international air and ground network increased $204 million, driven by overall volume growth. This volume growth, together with additional flights to support outbound demand from Asia, resulted in increased block hours which were partially offset by lower jet fuel prices.

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
The remaining increase in operating expenses was driven by other indirect costs.
Operating Profit and Margin
Operating profit increased 96.9% to $1.1 billion, with operating margin increasing 730 basis points to 23.6%. Excluding the year over year impact of transformation strategy costs, adjusted operating profit increased, with adjusted operating margin increasing 720 basis points to 23.7%. Operating profit increased as a result of the factors described above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain & Freight Operations

	Three Months Ended March 31,		Change
	2021	2020	$	%
Freight LTL Statistics:
Revenue (in millions)	$634	$637	$(3)	(0.5)%
Revenue Per Hundredweight	$29.63	$26.50	$3.13	11.8%
Shipments (in thousands)	2,060	2,225		(7.4)%
Shipments Per Day (in thousands)	32.7	34.8		(6.0)%
Gross Weight Hauled (in millions of lbs)	2,140	2,404		(11.0)%
Weight Per Shipment (in lbs)	1,039	1,081		(3.9)%
Operating Days in Period	63	64
Revenue (in millions):
Forwarding	$2,072	$1,373	$699	50.9%
Logistics	1,104	845	259	30.7%
Freight	767	766	1	0.1%
Other	348	212	136	64.2%
Total Revenue	$4,291	$3,196	$1,095	34.3%
Operating Expenses (in millions):
Operating Expenses	$3,970	$3,039	$931	30.6%
Transformation Strategy and Other Costs	(74)	(1)	(73)	N/M
Adjusted Operating Expenses:	$3,896	$3,038	$858	28.2%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$321	$157	$164	104.5%
Adjusted Operating Profit	$395	$158	$237	150.0%
Operating Margin	7.5%	4.9%
Adjusted Operating Margin	9.2%	4.9%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$45
Operating Expenses			(47)
Operating Profit			$(2)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended March 31,		Change
	2021	2020	$	%
Transformation Strategy Costs (in millions):
Forwarding	$5	$1	$4	400.0%
Logistics	2	—	2	N/A
Freight	1	—	1	N/A
Total Transformation Strategy Costs	$8	$1	$7	N/M
In January 2021, we entered into a definitive agreement to divest our UPS Freight business. As of December 31, 2020, we classified certain assets and liabilities of UPS Freight as held for sale in the consolidated balance sheet. In the first quarter of 2021, we recognized an additional valuation allowance of $66 million. See note 6 to the unaudited, consolidated financial statements for additional information.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue for the Supply Chain & Freight segment increased $1.1 billion in the first quarter.
Forwarding revenue increased in the first quarter. In our international air freight business, revenue growth was primarily driven by year over year increases in market rates and by capacity surcharges, as well as continued strong outbound demand from Asia. Ocean freight forwarding revenue increased due to Asia-export volume growth and higher market rates. Revenue in our truckload brokerage business increased due to volume growth and higher market rates.
Within Logistics, revenue in our mail services business increased as a result of volume growth, a favorable shift in product characteristics and annual rate increases. Our healthcare logistics operations experienced strong revenue growth across a broad range of customers.COVID-19 relief efforts also contributed to this growth.
UPS Freight revenue was relatively flat in the first quarter. Revenue from our Ground with Freight Pricing product grew; however this growth was largely offset by lower volume and revenue in our truckload businesses.
Revenue for the other businesses within Supply Chain & Freight increased, driven by growth in our logistics consulting services, as well as additional volume from service contracts with the U.S. Postal Service.
Operating Expenses
Total operating expenses for the Supply Chain & Freight segment, and operating expenses excluding the year over year impact of transformation strategy and other costs, increased in the first quarter.
Forwarding operating expenses increased $624 million. Purchased transportation increased $591 million due to cost per load and volume increases in our truckload brokerage business, as well as higher market rates and volumes in our international air freight and ocean freight businesses.
Logistics operating expenses increased $224 million, driven by higher purchased transportation expense in mail services as a result of volume growth and carrier rate increases, as well as volume growth in the healthcare sector.
UPS Freight operating expenses decreased $2 million in the first quarter. The impact of lower volumes in our less-than-truckload ("LTL") and truckload businesses and a year over year reduction in self-insurance costs were largely offset by an additional valuation allowance related to the divestiture of UPS Freight.
Expense for the other businesses within Supply Chain & Freight increased due to growth in our logistics consulting services and additional volume from the U.S. Postal Service.
Operating Profit and Margin
Operating profit for the Supply Chain & Freight segment increased $164 million in the first quarter, with operating margin increasing 260 basis points to 7.5%. Excluding the year over year impact of transformation strategy and other costs, adjusted operating profit increased $237 million, with adjusted operating margin increasing 430 basis points to 9.2%. Operating profit and adjusted operating profit increased as a result of the factors described above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,483	$10,086	$1,397	13.9%
Transformation Strategy and Other Costs	(76)	(12)	(64)	N/M
Adjusted Compensation and benefits	$11,407	$10,074	$1,333	13.2%

Repairs and maintenance	$619	$563	$56	9.9%
Depreciation and amortization	722	648	74	11.4%
Purchased transportation	4,243	2,931	1,312	44.8%
Fuel	807	761	46	6.0%
Other occupancy	466	383	83	21.7%
Other expenses	1,803	1,591	212	13.3%
Total Other expenses	8,660	6,877	1,783	25.9%
Transformation Strategy and Other Costs	(108)	(33)	(75)	227.3%
Adjusted Total Other expenses	$8,552	$6,844	$1,708	25.0%

Total Operating Expenses	$20,143	$16,963	$3,180	18.7%
Adjusted Total Operating Expenses	$19,959	$16,918	$3,041	18.0%

Currency (Benefit) / Cost - (in millions)*			$184
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended March 31,		Change
	2021	2020	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs:
Compensation	$6	$8	$(2)	(25.0)%
Benefits	70	4	66	N/M
Other occupancy	1	2	(1)	(50.0)%
Other expenses	41	31	10	32.3%
Total Transformation Strategy Costs	$118	$45	$73	162.2%
Valuation allowance on assets held for sale:
Other expenses	$66	$—	$66	N/A
Total Adjustments to Operating Expenses	$184	$45	$139	308.9%
Compensation and Benefits
Total compensation and benefits, and total compensation and benefits excluding the year over year impact of transformation strategy costs, increased in the first quarter of 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total compensation costs increased $795 million or 13.5%. Excluding the year over year impact of transformation strategy costs, adjusted total compensation costs increased $797 million, driven by higher U.S. Domestic direct labor costs as a result of growth in average daily volume. This volume growth drove additional headcount and an increase in average daily union hours of 13.3%. Contractual union wage increases also contributed to the increase in compensation costs for hourly employees. Compensation costs for management employees increased due to salary increases, growth in the overall size of the workforce and increases in incentive compensation and commission payments.
Benefits costs increased $602 million or 14.4%. Excluding the year over year impact of transformation strategy costs, adjusted benefits costs increased $536 million as a result of:
•Health and welfare costs increased $164 million, primarily as a result of increased contributions to multiemployer plans driven by the overall increase in the size of the workforce and contractual rate increases.
•Pension and other postretirement benefits increased $225 million due to higher service costs for company-sponsored plans, primarily driven by a reduction in discount rates, as well as increased contributions to multiemployer plans as a result of contractually-mandated contribution increases and the overall increase in the size of the workforce.
•Vacation, excused absence, payroll taxes and other costs increased $156 million, primarily driven by salary and wage increases and growth in the overall size of the workforce, as well as additional discretionary bonus payments.
•Workers' compensation costs decreased $9 million driven by favorable developments in claims reserves that were partially offset by growth in hours, medical trends and wage increases.
Repairs and Maintenance
We incurred higher costs for aircraft engine maintenance, primarily due to the increase in operating activity as well as the replacement of parts on certain types of aircraft. Repairs and maintenance for buildings and facilities also increased, primarily as a result of additional facilities coming into service.
Depreciation and Amortization
Depreciation and amortization expense increased as a result of investments in facility automation and capacity expansion projects that came online after the first quarter of 2020, as well as growth in the size of our vehicle and aircraft fleets and additional investments in internally developed software.
Purchased Transportation
The overall increase in third-party transportation expense charged to us by third-party air, ocean and truck carriers was primarily driven by:
•Forwarding and Logistics expense increased $724 million, primarily due to increased market rates in our international air freight business, as well as volume growth and rate increases in our ocean freight, mail services and truckload brokerage businesses.
•U.S. Domestic Package expense increased $296 million resulting from investments to improve time-in-transit in our U.S. ground network. Additionally, increases in SurePost volume and growth in our other products resulted in approximately $70 million of incremental third-party transportation cost.
•International Package expense increased $253 million, primarily due to volume increases in Asia and Europe that drove higher third-party pickup and delivery cost and unfavorable currency movements.
Fuel
The increase in fuel expense was driven by an increase in aircraft block hours and delivery miles driven as a result of increased package volume. These increases were partially offset by lower jet fuel prices.
Other Occupancy
Other occupancy expense, and other occupancy expense excluding the year over year impact of transformation strategy costs, increased due to additional operating facilities coming into service and higher costs for weather related expenses, such as snow removal.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Expenses
Other expenses, and other expenses excluding the year over year impact of transformation strategy and other costs, increased as a result of the following:
•Other operational expenses, including vehicle and equipment rentals, increased $74 million as a result of volume growth.
•Professional fees related to business support services increased $32 million.
•Asset impairments increased $24 million driven by the timing of cancellation of certain facility expansion projects.
•Other increases included reserves for certain tax positions and legal contingencies, payment processing fees, non-income based taxes, package claims and information technology expenses. These were largely offset by reductions in self-insured automobile liability claims of $91 million due to improvements in claims experience, allowances for credit losses and employee expense reimbursements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income and other and interest expense for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Investment Income and Other	$3,616	$345	$3,271	N/M
Defined Benefit Plan Mark-to-Market Gain	$(3,290)	$—	$(3,290)	N/A
Adjusted Investment Income and Other	$326	$345	$(19)	(5.5)%

Interest Expense	(177)	(167)	(10)	6.0%
Total Other Income and (Expense)	$3,439	$178	$3,261	N/M
Adjusted Other Income and (Expense)	$149	$178	$(29)	(16.3)%
Investment Income and Other
Investment income and other increased $3.3 billion, inclusive of a defined benefit plan mark-to-market gain recognized in March 2021. Excluding the impact of this mark-to-market gain, adjusted investment income and other decreased $19 million, primarily due to a decrease in other pension income, which includes expected investment returns on pension assets, net of interest cost on projected benefit obligations and prior service costs.
•Expected returns on pension assets decreased as a result of a reduction in the expected rate of return assumption, partially offset by a higher asset base due to discretionary contributions and positive asset returns in 2020.
•Pension interest cost decreased due to the impact of lower year end discount rates that was partially offset by ongoing plan growth and an increase in projected benefit obligations.
Additional impacts included foreign currency losses, lower yields on invested assets and a gain from fair value changes in certain non-current investments.
Interest Expense
Interest expense increased, primarily driven by the effect of debt issuances at the end of the first quarter of 2020 partially offset by lower average outstanding balances and effective interest rates on floating rate debt and commercial paper.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Income Tax Expense	$1,412	$285	$1,127	395.4%
Income Tax Impact of:
Defined Benefit Plan Mark-to-Market Gain	(788)	—	(788)	N/A
Transformation Strategy and Other Costs	44	10	34	340.0%
Adjusted Income Tax Expense	$668	$295	$373	126.4%
Effective Tax Rate	22.8%	22.8%
Adjusted Effective Tax Rate	21.6%	22.8%
For additional information on our income tax expense and effective tax rate, see note 17 to the unaudited, consolidated financial statements included in this report.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of March 31, 2021, we had $8.1 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our operating requirements, planned capital expenditures, pension contributions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations. As previously disclosed, we have suspended share repurchases under our stock repurchase program and do not have plans to repurchase shares at this time.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Three Months Ended March 31,
	2021	2020
Net income	$4,792	$965
Non-cash operating activities (a)	(984)	1,282
Pension and postretirement benefit plan contributions (company-sponsored plans)	(215)	(222)
Hedge margin receivables and payables	85	211
Income tax receivables and payables	353	102
Changes in working capital and other non-current assets and liabilities	478	203
Other operating activities	22	9
Net cash from operating activities	$4,531	$2,550
___________________
(a)Represents depreciation and amortization, gains and losses on derivative transactions and foreign exchange, deferred income taxes, allowances for expected credit losses, amortization of operating lease assets, pension and postretirement benefit plan expense, stock compensation expense, changes in casualty self-insurance reserves, goodwill and other asset impairment charges and other non-cash items.
Net cash from operating activities increased $2.0 billion in the first quarter, and was impacted by the following:
•Income taxes payable increased due to higher income and the timing of payments.
•Contributions to our company-sponsored pension and U.S. postretirement medical benefit plans totaled $215 million during 2021 compared to $222 million in 2020.
•Our net hedge margin collateral position decreased by $126 million due to changes in the fair value of derivative contracts used in our currency and interest rate hedging programs.
•Favorable changes in our working capital largely resulted from lower interest payments on outstanding debt and changes in incentive compensation plan payouts and other compensation-related items. Additionally, we benefited from a reduction in working capital as increases in our accounts payable outpaced growth in our accounts receivable.
As part of our ongoing efforts to improve our working capital efficiency, certain financial institutions offer a Supply Chain Finance ("SCF") program to certain of our suppliers. We agree commercial terms with our suppliers, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. Suppliers issue invoices to us based on the agreed-upon contractual terms. If they participate in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by us under the SCF program. We have no economic interest in a supplier’s decision to participate, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amounts due to our suppliers that participate in the SCF program are included in accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of March 31, 2021 and 2020, suppliers sold them $343 and $387 million, respectively, of our outstanding payment obligations. Amounts due to suppliers that participate in the SCF program may be reflected in cash flows from operating activities or cash flows from investing activities in our consolidated statements of cash flows. Amounts settled through the SCF program totaled approximately $267 million for the three months ended March 31, 2021.
As of March 31, 2021, approximately $3.2 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases, pension contributions and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Net cash used in investing activities	$(766)	$(934)

Capital Expenditures:
Buildings, facilities and plant equipment	$(325)	$(519)
Aircraft and parts	(239)	(179)
Vehicles	(135)	(62)
Information technology	(135)	(173)
	$(834)	$(933)

Capital Expenditures as a % of revenue	3.6%	5.2%

Other Investing Activities:
Proceeds from disposals of property, plant and equipment	$10	$1
Net change in finance receivables	$11	$3
Net (purchases), sales and maturities of marketable securities	$56	$—
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(3)	$—
Other investing activities	$(6)	$(5)
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
Capital expenditures on buildings, facilities and plant equipment decreased in our global small package business, as we reduced spending on facility expansion projects. Capital spending on aircraft increased as we made final payments associated with the delivery of aircraft, partially offset by a reduction in contract deposits on open aircraft orders.
The net change in finance receivables was primarily due to reductions in outstanding balances within our finance portfolios. Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will fluctuate from period to period.
Cash paid for business acquisitions in 2021 related to the acquisition of area franchise rights for The UPS Store. There was no cash paid for business acquisitions in the first three months of 2020. Other investing activities were impacted by changes in our non-current investments, purchase contract deposits and various other items.
On April 30, 2021, we completed the previously announced divestiture of our UPS Freight business to TFI International Inc. We intend to use the proceeds received from this divestiture to repay outstanding indebtedness.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (amounts in millions, except per share data):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) / from financing activities	$(1,945)	$2,167
Share Repurchases:
Cash expended for shares repurchased	—	(220)
Number of shares repurchased	—	(2.1)
Shares outstanding at period end	870	861
Percent increase (decrease) in shares outstanding	0.6%	0.5%
Dividends:
Dividends declared per share	$1.02	$1.01
Cash expended for dividend payments	$(858)	$(840)
Borrowings:
Net borrowings (repayments) of debt principal	$(831)	$3,475
Other Financing Activities:
Cash received for common stock issuances	$78	$70
Other financing activities	$(334)	$(318)
Capitalization:
Total debt outstanding at period end	23,727	28,601
Total shareowners’ equity at period end	7,159	3,313
Total capitalization	$30,886	$31,914
We have suspended share repurchases under our stock repurchase program and therefore we did not repurchase any shares under this program during the three months ended March 31, 2021. We repurchased a total of 2.1 million shares of class A and class B common stock for $217 million in the first quarter of 2020 ($220 million in repurchases is reported on the statement of cash flows due to timing of settlements). For additional information on our share repurchase activities, see note 13 to the unaudited, consolidated financial statements included in this report.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We expect to continue paying regular cash dividends. We increased our quarterly cash dividend payment to $1.02 per share in 2021, compared to $1.01 in 2020.
Issuances of debt in the first quarter of 2021 consisted of borrowings under our commercial paper program. Repayments of debt for the first quarter of 2021 included fixed-rate senior notes totaling $1.5 billion, commercial paper and scheduled principal payments on our finance lease obligations. In the first quarter of 2020, issuances of debt consisted primarily of fixed-rate senior notes of varying maturities totaling $3.5 billion, as well as borrowings under our commercial paper program. Repayments included commercial paper and scheduled principal payments on our finance lease obligations.
We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt. Additionally, $1.1 billion of senior notes matured on April 1, 2021 and was repaid in full.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Functional currency outstanding balance at quarter-end	Outstanding balance at quarter-end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2021
USD	$697	$697	$141	$141	0.06%
Total		$697
We had no outstanding balances under our European commercial paper program in the first three months of 2021.
Cash flows for other financing activities were driven by the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards. Cash outflows were $330 and $310 million in the first three months of 2021 and 2020, respectively. The increase was driven by changes in payment levels for certain of our awards.
Sources of Credit
See note 10 to the unaudited, consolidated financial statements for a discussion of our available credit and the financial covenants that we are subject to as part of our credit agreements.
Guarantees and Other Off-Balance Sheet Arrangements
Except as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
Legal Proceedings and Contingencies
See note 8 and note 12 to the unaudited, consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities, and note 17 for a discussion of income tax related matters.
Collective Bargaining Agreements
See note 8 to the unaudited, consolidated financial statements for a discussion of the status of our collective bargaining agreements.
Multiemployer Benefit Plans
See note 8 to the unaudited, consolidated financial statements for a discussion of our participation in multiemployer benefit plans.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Rate Adjustments
From time to time we adjust published rates applicable to our services. These rates, when published, are made available on our website at www.ups.com. We provide the address to our internet site solely for information. We do not intend for this address to be an active link or to otherwise incorporate the contents of any website into this or any other report we file with the Securities and Exchange Commission.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates, interest rates and equity prices. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of commodity, foreign exchange and interest rate forward contracts, options and swaps. A discussion of our accounting policies for derivative instruments and further disclosures are provided in note 16 to the unaudited, consolidated financial statements.
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2021	December 31, 2020
Currency Derivatives	$62	$(83)
Interest Rate Derivatives	13	17
	$75	$(66)
As of March 31, 2021 and December 31, 2020, we had no outstanding commodity hedge positions.
Our market risks, hedging strategies and financial instrument positions as of March 31, 2021 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. In 2021, we entered into several foreign exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forward contracts expire. The remaining fair value changes between December 31, 2020 and March 31, 2021 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering the majority of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. As of March 31, 2021, we held cash collateral of $122 million and were required to post cash collateral of $49 million with our counterparties under these agreements.
We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2020 is hereby incorporated by reference.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon, and as of the date of, the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that more of our employees are working remotely during the COVID-19 pandemic. We have enhanced our oversight and monitoring during the close and reporting process and we are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
For a discussion of material legal proceedings affecting the Company, see note 12 to the unaudited, consolidated financial statements included in this report.

Item 1A.Risk Factors
The occurrence of any of the significant risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 could materially affect us, including impacting our business, financial condition, results of operations, stock price or credit rating, as well as our reputation. These risks are not the only ones we face. We could also be materially adversely affected by other events, factors or uncertainties that are unknown to us, or that we do not currently consider to be significant.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion for shares of class A and class B common stock. We have currently suspended share repurchases under our stock repurchase program. As of March 31, 2021, we had $2.1 billion available under our share repurchase authorization.
For additional information on our share repurchase activities, see note 13 to the unaudited, consolidated financial statements included in this report.

Item 6.Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

10.1	—	UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions effective as of March 25, 2021

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	May 5, 2021	By:	/S/ BRIAN O. NEWMAN
Brian O. Newman
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)