Form 10-Q
period 2021-06-30
UNITED PARCEL SERVICE INC
filed 2021-08-06
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 142,752,653 Class A shares, and 728,289,602 Class B shares, with a par value of $0.01 per share, outstanding at July 22, 2021.

PART I. FINANCIAL INFORMATION

Cautionary Statement About Forward-Looking Statements
This report, our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the Securities and Exchange Commission contain and in the future may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements other than those of current or historical fact, and all statements accompanied by terms such as “will,” “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan” and similar terms, are intended to be forward-looking statements. Forward-looking statements are made subject to the safe harbor provisions of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
From time to time, we also include written or oral forward-looking statements in other publicly disclosed materials. Such statements may relate to our intent, belief, forecasts of, or current expectations about our strategic direction, prospects, future results, or future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any forward-looking statements because such statements speak only as of the date when made and the future, by its very nature, cannot be predicted with certainty.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties, include, but are not limited to: continued uncertainties related to the impact of the COVID-19 pandemic on our business and operations, financial performance and liquidity, our customers and suppliers, and on the global economy; changes in general economic conditions, in the U.S. or internationally; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; changes in the regulatory environment in the U.S. or internationally; increased or more complex physical or data security requirements; legal, regulatory or market responses to global climate change; results of negotiations and ratifications of labor contracts; strikes, work stoppages or slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; our ability to maintain our brand image; our ability to attract and retain qualified employees; breaches in data security; disruptions to the Internet or our technology infrastructure; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; potential additional U.S. or international tax liabilities; potential claims or litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, dispositions, joint ventures or strategic alliances; our ability to realize the anticipated benefits from our transformation initiatives; cyclical and seasonal fluctuations in our operating results; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2021 (unaudited) and December 31, 2020 (in millions)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$9,608	$5,910
Marketable securities	346	406
Accounts receivable	10,260	10,888
Less: Allowance for credit losses	(123)	(138)
Accounts receivable, net	10,137	10,750
Assets held for sale	—	1,197
Other current assets	1,897	1,953
Total Current Assets	21,988	20,216
Property, Plant and Equipment, Net	32,631	32,254
Operating Lease Right-Of-Use Assets	3,568	3,073
Goodwill	3,357	3,367
Intangible Assets, Net	2,238	2,274
Investments and Restricted Cash	25	25
Deferred Income Tax Assets	187	527
Other Non-Current Assets	875	672
Total Assets	$64,869	$62,408
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$1,564	$2,623
Current maturities of operating leases	556	560
Accounts payable	6,563	6,455
Accrued wages and withholdings	3,737	3,569
Self-insurance reserves	1,110	1,085
Accrued group welfare and retirement plan contributions	884	927
Liabilities to be disposed of	—	347
Other current liabilities	1,356	1,450
Total Current Liabilities	15,770	17,016
Long-Term Debt and Finance Leases	21,027	22,031
Non-Current Operating Leases	3,038	2,540
Pension and Postretirement Benefit Obligations	7,675	15,817
Deferred Income Tax Liabilities	2,584	488
Other Non-Current Liabilities	3,953	3,847
Shareowners’ Equity:
Class A common stock (144 and 147 shares issued in 2021 and 2020, respectively)	2	2
Class B common stock (728 and 718 shares issued in 2021 and 2020, respectively)	7	7
Additional paid-in capital	1,329	865
Retained earnings	12,531	6,896
Accumulated other comprehensive loss	(3,064)	(7,113)
Deferred compensation obligations	16	20
Less: Treasury stock (0.3 shares in 2021 and 0.4 shares in 2020)	(16)	(20)
Total Equity for Controlling Interests	10,805	657
Noncontrolling interests	17	12
Total Shareowners’ Equity	10,822	669
Total Liabilities and Shareowners’ Equity	$64,869	$62,408

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$23,424	$20,459	$46,332	$38,494
Operating Expenses:
Compensation and benefits	11,327	10,843	22,810	20,929
Repairs and maintenance	599	554	1,218	1,117
Depreciation and amortization	739	661	1,461	1,309
Purchased transportation	4,446	3,716	8,689	6,647
Fuel	915	499	1,722	1,260
Other occupancy	402	355	868	738
Other expenses	1,738	1,619	3,541	3,210
Total Operating Expenses	20,166	18,247	40,309	35,210
Operating Profit	3,258	2,212	6,023	3,284
Other Income and (Expense):
Investment income and other	345	328	3,961	673
Interest expense	(167)	(183)	(344)	(350)
Total Other Income and (Expense)	178	145	3,617	323
Income Before Income Taxes	3,436	2,357	9,640	3,607
Income Tax Expense	760	589	2,172	874
Net Income	$2,676	$1,768	$7,468	$2,733
Basic Earnings Per Share	$3.06	$2.04	$8.54	$3.16
Diluted Earnings Per Share	$3.05	$2.03	$8.51	$3.14

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$2,676	$1,768	$7,468	$2,733
Change in foreign currency translation adjustment, net of tax	48	10	(34)	(131)
Change in unrealized gain (loss) on marketable securities, net of tax	(1)	3	(5)	5
Change in unrealized gain (loss) on cash flow hedges, net of tax	(46)	(114)	68	103
Change in unrecognized pension and postretirement benefit costs, net of tax	1,594	44	4,020	87
Comprehensive Income (Loss)	$4,271	$1,711	$11,517	$2,797

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$7,468	$2,733
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,461	1,309
Pension and postretirement benefit (income) expense	(2,839)	321
Pension and postretirement benefit contributions	(276)	(263)
Self-insurance reserves	130	293
Deferred tax (benefit) expense	1,127	284
Stock compensation expense	521	368
Other (gains) losses	—	97
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	439	105
Other assets	169	301
Accounts payable	56	(617)
Accrued wages and withholdings	227	771
Other liabilities	(27)	239
Other operating activities	(2)	6
Net cash from operating activities	8,454	5,947
Cash Flows From Investing Activities:
Capital expenditures	(1,670)	(2,065)
Proceeds from disposal of businesses, property, plant and equipment	863	2
Purchases of marketable securities	(141)	(131)
Sales and maturities of marketable securities	214	241
Net change in finance receivables	16	16
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(5)	—
Other investing activities	(11)	(6)
Net cash used in investing activities	(734)	(1,943)
Cash Flows From Financing Activities:
Net change in short-term debt	498	(892)
Proceeds from long-term borrowings	—	4,436
Repayments of long-term borrowings	(2,599)	(1,826)
Purchases of common stock	—	(231)
Issuances of common stock	141	131
Dividends	(1,718)	(1,683)
Other financing activities	(360)	(334)
Net cash used in financing activities	(4,038)	(399)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	16	(29)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,698	3,576
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	5,910	5,238
End of period	$9,608	$8,814

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying interim unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2021, our results of operations for the three and six months ended June 30, 2021 and 2020 and our cash flows for the six months ended June 30, 2021 and 2020. The results reported in these interim unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The interim unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of June 30, 2021 and December 31, 2020. The fair values of our investment securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 8, our short- and long-term debt in note 10 and our derivative instruments in note 16. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), to temporarily ease the potential burden in accounting for reference rate reform. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The guidance was effective upon issuance and generally can be applied through December 31, 2022. While there has been no material impact so far to our financial position, results of operations or cash flows from reference rate reform, we continue to monitor our contracts and transactions for potential application of this ASU.
For accounting standards adopted in the period ended June 30, 2020, refer to note 1 to our audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Other accounting pronouncements adopted during the periods covered by the unaudited, consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued before, but not effective until after, June 30, 2021, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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
Disaggregation of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Next Day Air	$2,456	$1,984	$4,787	$4,039
Deferred	1,313	1,298	2,573	2,495
Ground	10,633	9,792	21,052	17,996
U.S. Domestic Package	14,402	13,074	28,412	24,530

Domestic	936	719	1,864	1,407
Export	3,674	2,824	7,167	5,385
Cargo & Other	207	162	393	296
International Package	4,817	3,705	9,424	7,088

Forwarding	2,309	1,771	4,381	3,144
Logistics	1,162	977	2,266	1,822
Freight	297	724	1,064	1,490
Other	437	208	785	420
Supply Chain Solutions	4,205	3,680	8,496	6,876

Consolidated revenue	$23,424	$20,459	$46,332	$38,494
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
As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use the cost-to-cost measure of progress for our package delivery contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including ancillary or accessorial fees and reductions for estimated customer incentives, are recorded proportionally as costs are incurred. Costs to fulfill include labor and other direct costs and an allocation of indirect costs. For our freight forwarding contracts, an output method of progress based on time-in-transit is utilized as the timing of costs incurred does not best depict the transfer of control to the customer. In our Logistics business, we have a right to consideration from customers in an amount that corresponds directly with the value to the customers of our performance completed to date, and as such, we recognize revenue in the amount to which we have a right to invoice the customer.
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
In the second quarter of 2021, we decreased our allowance for expected credit losses by $8 million (a decrease of $15 million year to date) based upon current forecasts that reflect improvements in the economic outlook. Our allowance for credit losses as of June 30, 2021 and December 31, 2020 was $123 and $138 million, respectively. Amounts for credit losses charged to expense, before recoveries, during the three months ended June 30, 2021 and 2020 were $39 and $84 million, respectively, and for the six months ended June 30, 2021 and 2020, were $80 and $153 million, respectively.
Contract Assets and Liabilities
Contract assets include billed and unbilled amounts resulting from in-transit packages, as we have an unconditional right to payment only once all performance obligations have been completed (i.e. packages have been delivered) and our right to payment is not solely based on the passage of time. Amounts may not exceed their net realizable value. Contract assets are generally classified as current and the full balance is converted each quarter based on the short-term nature of the transactions.
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
Contract assets related to in-transit packages were $314 and $279 million as of June 30, 2021 and December 31, 2020, respectively, net of deferred revenue related to in-transit packages of $375 and $279 million as of June 30, 2021 and December 31, 2020, respectively. Contract assets are included within "Other current assets" in the consolidated balance sheets. Short-term contract liabilities related to advance payments from customers were $9 and $21 million as of June 30, 2021 and December 31, 2020, respectively. Short-term contract liabilities are included within "Other current liabilities" in the consolidated balance sheets. Long-term contract liabilities related to advance payments from customers were $25 and$26 million as of June 30, 2021 and December 31, 2020, respectively. Long-term contract liabilities are included within "Other Non-Current Liabilities" in the consolidated balance sheets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. STOCK-BASED COMPENSATION
We issue share-based awards under various incentive compensation plans, including non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock units ("RSUs") and restricted performance shares and performance units ("RPUs", collectively with RSUs, "Restricted Units"). Upon vesting, Restricted Units result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Dividends accrued on Restricted Units are reinvested in additional Restricted Units at each dividend payable date and are subject to the same vesting and forfeiture conditions as the underlying Restricted Units upon which they are earned.
Our primary equity compensation programs are the UPS Management Incentive Award program (the "MIP"), the UPS Long-Term Incentive Performance Award program (the "LTIP") and the UPS Stock Option program. We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of UPS class A common stock at a discount. Additionally, our matching contributions to our primary employee defined contribution savings plan are made in shares of UPS class A common stock.
Management Incentive Award Program ("MIP")
RPUs issued under the MIP vest one year following the grant date based on continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs). The grant value is expensed on a straight-line basis (less estimated forfeitures) over the requisite service period (except in the case of death, disability or retirement, in which case immediate expensing occurs).
Based on the date of Compensation Committee approval of the 2020 MIP award, we determined the award measurement dates to be February 10, 2021 (for U.S.-based employees and executive management) and March 22, 2021 (for international employees). The RPUs issued under the MIP were valued for stock compensation expense purposes using the closing New York Stock Exchange ("NYSE") prices of $165.66 and $161.06 on those dates.
Long-Term Incentive Performance Award Program ("LTIP")
RPUs issued under the LTIP vest at the end of a three-year performance period, assuming continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The final number of RPUs earned is based on achievement of the performance targets established on the grant date.
For LTIP awards with a performance period ending December 31, 2021, the performance targets are equally weighted among consolidated operating return on invested capital ("ROIC"), growth in currency-constant consolidated revenue and total shareholder return ("RTSR") relative to a peer group of companies. For the two-thirds of the award related to ROIC and growth in currency-constant consolidated revenue, we recognize the grant date fair value of these RPUs (less estimated forfeitures) as compensation expense ratably over the vesting period, based on the number of awards expected to be earned. The remaining one-third of the award is valued using a Monte Carlo model. We recognize the grant date fair value of this portion of the award (less estimated forfeitures) as compensation expense ratably over the vesting period.
For LTIP awards with a performance period ending in 2022 or later, the performance targets are equally weighted between adjusted earnings per share and adjusted cumulative free cash flow. The final number of RPUs earned will then be subject to adjustment based on RTSR relative to the Standard & Poors 500 Index ("S&P 500"). We determine the grant date fair value of the RPUs using a Monte Carlo model and recognize compensation expense (less estimated forfeitures) ratably over the vesting period, based on the number of awards expected to be earned.
For the 2020 LTIP award, the performance period was divided into two measurement periods. The first measurement period evaluated the achievement of the performance targets for 2020. The second measurement period will evaluate the achievement of the performance targets for the years 2021 and 2022. The performance targets for the second measurement period were approved on March 25, 2021 and the target RPUs awarded were valued at $167.66 on that date.
Based on the date of Compensation Committee approval of the 2021 LTIP award performance targets, we determined March 25, 2021 to be the award measurement date and the target RPUs awarded were valued at $166.52.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average assumptions used and the weighted-average fair values of the LTIP awards granted in 2021 and 2020 are as follows:

	2021	2020
Risk-free interest rate	0.19%	0.15%
Expected volatility	30.70%	27.53%
Weighted-average fair value of RPUs granted	$167.26	$92.77
Share payout	102.40%	101.00%
There is no expected dividend yield as units earn dividend equivalents.
Non-Qualified Stock Options
We grant non-qualified stock options to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards vest over a five-year period with approximately 20% of the award vesting at each anniversary of the grant date (except in the case of death, disability or retirement, in which case immediate vesting occurs). The option grants expire 10 years after the date of the grant. In the first quarter of 2021, we granted 0.2 million stock options at a grant price of $165.66, which was the NYSE closing price on February 10, 2021.
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used and the weighted-average fair values of options granted in 2021 and 2020 are as follows:

	2021	2020
Expected dividend yield	3.31%	3.51%
Risk-free interest rate	0.84%	1.26%
Expected life (in years)	7.5	7.5
Expected volatility	23.15%	19.25%
Weighted-average fair value of options granted	$23.71	$11.74
Pre-tax compensation expense for share-based awards recognized in "Compensation and benefits" on the statements of consolidated income for the three months ended June 30, 2021 and 2020 was $206 and $137 million, respectively, and for the six months ended June 30, 2021 and 2020 was $521 and $368 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of June 30, 2021 and December 31, 2020 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2021:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	208	1	—	209
Mortgage and asset-backed debt securities	1	—	—	1
Corporate debt securities	127	2	—	129
U.S. state and local municipal debt securities	2	—	—	2
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	341	3	—	344

Total current marketable securities	$343	$3	$—	$346

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2020:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	181	3	—	184
Mortgage and asset-backed debt securities	30	1	—	31
Corporate debt securities	174	4	—	178
U.S. state and local municipal debt securities	—	—	—	—
Non-U.S. government debt securities	11	—	—	11
Total available-for-sale marketable securities	396	8	—	404

Total current marketable securities	$398	$8	$—	$406
Investment Impairments
We have concluded that no material impairment losses existed as of June 30, 2021. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturity Information
The amortized cost and estimated fair value of marketable securities as of June 30, 2021 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$34	$34
Due after one year through three years	306	309
Due after three years through five years	1	1
Due after five years	—	—
	341	344
Equity securities	2	2
	$343	$346
Non-Current Investments and Restricted Cash
We held a $23 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan as of both June 30, 2021 and December 31, 2020. The change in investment fair value is recognized in Investment income and other in the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets of $2 million as of both June 30, 2021 and December 31, 2020. These amounts are classified as Investments and Restricted Cash in the consolidated balance sheets.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions):

	June 30, 2021	December 31, 2020	June 30, 2020
Cash and cash equivalents	$9,608	$5,910	$8,813
Restricted cash	—	—	1
Total cash, cash equivalents and restricted cash	$9,608	$5,910	$8,814
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
June 30, 2021:
Marketable Securities:
U.S. government and agency debt securities	$209	$—	$—	$209
Mortgage and asset-backed debt securities	—	1	—	1
Corporate debt securities	—	129	—	129
U.S. state and local municipal debt securities	—	2	—	2
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	3	—	3
Total marketable securities	209	137	—	346
Other non-current investments	23	—	—	23
Total	$232	$137	$—	$369

December 31, 2020:
Marketable Securities:
U.S. government and agency debt securities	$184	$—	$—	$184
Mortgage and asset-backed debt securities	—	31	—	31
Corporate debt securities	—	178	—	178
U.S. state and local municipal debt securities	—	—	—	—
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	11	—	11
Total marketable securities	184	222	—	406
Other non-current investments	23	—	—	23
Total	$207	$222	$—	$429
There were no transfers of investments between Level 1 and Level 2 during the six months ended June 30, 2021 or 2020.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. ASSETS HELD FOR SALE
As previously disclosed, on January 24, 2021, we entered into a definitive agreement to divest our UPS Freight business to TFI International Inc. ("TFI") for $800 million, subject to working capital and other adjustments.
As of December 31, 2020, we classified the UPS Freight business as held for sale and, as a result, recognized a total pre-tax impairment charge of $686 million ($629 million after tax), comprised of a goodwill impairment charge of $494 million and a valuation allowance of $192 million to adjust the carrying value of the disposal group to fair value less cost to sell. As of March 31, 2021, we increased the valuation allowance by $66 million ($50 million after tax) to adjust the carrying value of the disposal group to our revised estimate of fair value less cost to sell.
On April 30, 2021, we completed the divestiture of UPS Freight for cash proceeds of $848 million, which includes our current estimate of working capital and other adjustments. In connection therewith, we recorded a pre-tax gain of $101 million ($77 million after tax) for the three months ended June 30, 2021. For the six months ended June 30, 2021, we recorded a net pre-tax gain of $35 million ($27 million after tax). The activity was recognized within Other expenses in the statements of consolidated income.
Self-insurance reserves for the UPS Freight business and obligations for benefits earned within UPS-sponsored pension and postretirement medical benefit plans have been retained by us and remain on our consolidated balance sheets. In connection with the sale of UPS Freight, we remeasured and amended certain of our company-sponsored U.S. pension and postretirement medical benefit plans in the second quarter, resulting in a $2.1 billion reduction in the obligations included in our consolidated balance sheet at June 30, 2021. The impacts of the plan remeasurements and plan amendments on the statements of consolidated income are included in the gains on sale recorded for the quarter and year-to-date periods ended June 30, 2021. See further discussion in note 8.
At transaction close, UPS and TFI entered into an agreement for UPS Freight to continue to utilize our U.S. Domestic Package network to fulfill shipments for an initial period of five years. UPS also agreed to provide certain other services to TFI for a transitional period. We recognize our performance under commercial agreements as revenue in the statements of consolidated income. Expenses associated with commercial agreements are presented in the respective line items of operating expenses in the statements of consolidated income.
The following table summarizes the carrying values of the assets and liabilities classified as held for sale in our consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in millions):

	2021	2020
Assets:
Accounts receivable, net	$—	$263
Other current assets	—	62
Property, plant and equipment, net	—	940
Other non-current assets	—	124
Total assets	—	1,389
Valuation allowance	—	(192)
Total assets held for sale	$—	$1,197

Liabilities:
Accounts payable	$—	$50
Other current liabilities	—	112
Other non-current liabilities	—	185
Total liabilities to be disposed of	$—	$347

Net assets held for sale	$—	$850

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2021 and December 31, 2020 consisted of the following (in millions):

	2021	2020
Vehicles	$9,963	$9,786
Aircraft	21,093	20,549
Land	2,056	2,052
Buildings	5,699	5,425
Building and leasehold improvements	4,980	4,921
Plant equipment	15,132	14,684
Technology equipment	2,774	2,626
Construction-in-progress	1,632	2,048
	63,329	62,091
Less: Accumulated depreciation and amortization	(30,698)	(29,837)
Property, Plant and Equipment, Net	$32,631	$32,254
Property, plant and equipment purchased on account was $381 and $319 million as of June 30, 2021 and December 31, 2020, respectively.
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aviation fuel prices and other factors. Additionally, we monitor all other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. During the three months ended June 30, 2021 and 2020, there were no material impairment charges to our property, plant and equipment. During the six months ended June 30, 2021, we recognized impairment charges of $24 million due to the cancellation of certain facility expansion projects. There were no material impairment charges during the corresponding period of 2020.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit (income) cost for our company-sponsored pension and postretirement benefit plans for the three and six months ended June 30, 2021 and 2020 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2021	2020	2021	2020	2021	2020
Three Months Ended June 30:
Service cost	$461	$463	$7	$8	$19	$17
Interest cost	481	494	20	22	10	10
Expected return on assets	(831)	(887)	(1)	(2)	(17)	(21)
Amortization of prior service cost	34	54	1	2	1	1
Net periodic benefit cost	$145	$124	$27	$30	$13	$7

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2021	2020	2021	2020	2021	2020
Six Months Ended June 30:
Service cost	$1,014	$927	$14	$15	$38	$33
Interest cost	969	988	39	45	20	20
Expected return on assets	(1,677)	(1,775)	(3)	(4)	(34)	(42)
Amortization of prior service cost	67	109	3	4	1	1
Actuarial (gain) loss	(3,290)	—	—	—	—	—
Net periodic benefit (income) cost	$(2,917)	$249	$53	$60	$25	$12
The components of net periodic benefit (income) cost other than current service cost are presented within Investment income and other in the statements of consolidated income.
The April 30, 2021 closing of the divestiture of our UPS Freight business triggered an interim remeasurement of certain UPS-sponsored pension and postretirement medical benefit plans under Accounting Standards Codification Topic 715 ("ASC 715"). Accordingly, we remeasured the plan assets and benefit obligations of the UPS Pension Plan, UPS Retirement Plan and UPS Retired Employee Health Care Plan as of this date.
The interim remeasurement resulted in an actuarial gain of $2.1 billion, reflecting a gain from updated actuarial assumptions. The actuarial gain reflects a $3.7 billion benefit from a 49 basis point increase in the discount rate compared to December 31, 2020 and a $0.1 billion benefit related to workforce reductions associated with the UPS Freight divestiture, offset by a $1.7 billion asset loss resulting from actual asset returns approximately 430 basis points below our expected return. As a result, $2.1 billion of the actuarial gain was recorded in accumulated other comprehensive income within the equity section of the consolidated balance sheet. A pre-tax actuarial gain of $69 million ($52 million after tax) was immediately recognized for a prior service credit related to the divested group in the statement of consolidated income for the quarter ended June 30, 2021. We also amended certain benefit terms within the aforementioned plans as of April 30, 2021. The amendment to the UPS Pension Plan resulted in the immediate recognition of a $66 million ($50 million after tax) loss in the statement of consolidated income for the quarter ended June 30, 2021.
The impacts of the plan remeasurements and plan amendments are included within Other expenses in the statements of consolidated income as components of the divestiture of UPS Freight.
During the first six months of 2021, we contributed $63 and $213 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We currently expect to contribute approximately $31 and $43 million over the remainder of the year to our pension and U.S. postretirement medical benefit plans, respectively.

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
As of June 30, 2021 and December 31, 2020, we had $834 and $837 million, respectively, recorded in Other non-current liabilities and $8 and $7 million as of June 30, 2021 and December 31, 2020, respectively, recorded in Other current liabilities on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 41 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of June 30, 2021 and December 31, 2020 was $978 million and $1.0 billion, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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
We account for the potential obligation to pay coordinating benefits to the UPS Transfer Group under ASC 715, which requires us to provide a best estimate of various actuarial assumptions, including the eventual outcome of this matter, in measuring our pension benefit obligation at the December 31st measurement date and at interim periods when a significant event occurs. ASC 715 does not permit anticipation of changes in law when developing a best estimate.
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
In March 2021, the American Rescue Plan Act (“ARPA”) was enacted into law. The ARPA contains provisions that allow for qualifying financially distressed multiemployer pension plans to apply for special financial assistance ("SFA") from the PBGC, which will be funded by Treasury. Following approval of an application, a qualifying multiemployer pension plan will receive a lump sum payment to enable it to continue paying unreduced benefits through 2051. The multiemployer plan is not obligated to repay the SFA. The ARPA is intended to prevent both the PBGC and certain financially distressed multiemployer pension plans, including the CSPF, from becoming insolvent through 2051. On July 9, 2021, the PBGC issued interim final regulations implementing the SFA program established under the ARPA. We believe the CSPF will meet the eligibility requirements and will be allowed to apply for SFA beginning April 1, 2022. We expect that the CSPF will apply for SFA during 2022 in order to continue payment of unreduced benefits through 2051.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The passage of the ARPA and the expected receipt of SFA by the CSPF currently eliminates our obligation to provide additional coordinating benefits to the UPS Transfer Group through 2051. These matters also triggered a remeasurement under ASC 715. Accordingly, we remeasured the plan assets and pension benefit obligation of the UPS/IBT Plan as of March 31, 2021.
The March 31, 2021 interim remeasurement resulted in an actuarial gain of $6.4 billion, reflecting reduction of the liability for coordinating benefits of $5.1 billion and a gain from other updated actuarial assumptions of $1.3 billion. The assumption gain reflects a $1.6 billion benefit from a 72 basis point increase in the discount rate compared to December 31, 2020, offset by $0.3 billion asset loss resulting from actual asset returns approximately 220 basis points below our expected return. As a result, $3.1 billion of the actuarial gain was recorded in accumulated other comprehensive income within the equity section of the consolidated balance sheet. The remaining pre-tax actuarial gain of $3.3 billion ($2.5 billion after tax) that exceeded the corridor (defined as 10% of the greater of the fair value of plan assets and the plan's projected benefit obligation) was recognized as a mark-to-market gain in the statement of consolidated income for the quarter ended March 31, 2021 and for the six months ended June 30, 2021.
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
Collective Bargaining Agreements
We have approximately 316,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the IBT. These agreements run through July 31, 2023.
We have approximately 3,000 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"). This collective bargaining agreement becomes amendable September 1, 2023.
We have approximately 1,600 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2023. In addition, approximately 3,400 of our auto and maintenance mechanics who are not employed under agreements with the IBT are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). The collective bargaining agreement with the IAM runs through July 31, 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill by reportable segment as of June 30, 2021 and December 31, 2020 (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
December 31, 2020:	$715	$422	$2,230	$3,367
Acquired	—	—	—	—
Currency / Other	—	(7)	(3)	(10)
June 30, 2021:	$715	$415	$2,227	$3,357
The change in goodwill for both the International Package and Supply Chain Solutions segments was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of June 30, 2021 and December 31, 2020 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2021:
Capitalized software	$4,689	$(3,111)	$1,578
Licenses	101	(52)	49
Franchise rights	170	(115)	55
Customer relationships	728	(378)	350
Trade name	200	—	200
Trademarks, patents and other	22	(16)	6
Total Intangible Assets, Net	$5,910	$(3,672)	$2,238
December 31, 2020:
Capitalized software	$4,531	$(2,962)	$1,569
Licenses	100	(37)	63
Franchise rights	165	(113)	52
Customer relationships	729	(344)	385
Trade name	200	—	200
Trademarks, patents and other	18	(13)	5
Total Intangible Assets, Net	$5,743	$(3,469)	$2,274
As of June 30, 2021, we had a trade name with a carrying value of $200 million and licenses with a carrying value of $5 million, which are deemed to be indefinite-lived intangible assets and are included in the table above.
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. Impairment charges for finite-lived intangible assets during the three months ended June 30, 2021 and 2020 were $1 million and $4 million, respectively. Impairment charges for finite-lived intangible assets during the six months ended June 30, 2021 and 2020 were $7 million and $4 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of June 30, 2021 and December 31, 2020 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2021	2020
Commercial paper	$498	2021	$498	$15

Fixed-rate senior notes:
3.125% senior notes	—	2021	—	1,507
2.050% senior notes	—	2021	—	700
2.450% senior notes	1,000	2022	1,020	1,028
2.350% senior notes	600	2022	599	599
2.500% senior notes	1,000	2023	997	997
2.800% senior notes	500	2024	498	498
2.200% senior notes	400	2024	398	398
3.900% senior notes	1,000	2025	996	995
2.400% senior notes	500	2026	498	498
3.050% senior notes	1,000	2027	993	993
3.400% senior notes	750	2029	746	746
2.500% senior notes	400	2029	397	397
4.450% senior notes	750	2030	744	743
6.200% senior notes	1,500	2038	1,484	1,483
5.200% senior notes	500	2040	493	493
4.875% senior notes	500	2040	490	490
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	492	491
3.750% senior notes	1,150	2047	1,137	1,137
4.250% senior notes	750	2049	742	742
3.400% senior notes	700	2049	688	688
5.300% senior notes	1,250	2050	1,231	1,231
Floating-rate senior notes:
Floating-rate senior notes	—	2021	—	350
Floating-rate senior notes	400	2022	400	399
Floating-rate senior notes	500	2023	500	499
Floating-rate senior notes	1,039	2049-2067	1,027	1,027
Debentures:
7.620% debentures(1)	276	2030	280	281
Pound Sterling Notes:
5.500% notes	92	2031	91	90
5.125% notes	630	2050	597	586
Euro Senior Notes:
0.375% senior notes	832	2023	829	857
1.625% senior notes	832	2025	829	856
1.000% senior notes	594	2028	592	611
1.500% senior notes	594	2032	591	611
Canadian senior notes:
2.125% senior notes	605	2024	603	583
Finance lease obligations	419	2021-2159	419	342
Facility notes and bonds	320	2029-2045	320	320
Other debt	4	2021-2025	4	5
Total debt	$22,760		22,591	24,654
Less: current maturities			(1,564)	(2,623)
Long-term debt			$21,027	$22,031
(1) On April 1, 2020, the interest rate on these debentures decreased from 8.375% to 7.620% for the remaining 10 years until maturity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. As of June 30, 2021, we had U.S. commercial paper outstanding of $498 million with an average interest rate of 0.04% and no outstanding balances under our European commercial paper program. As of June 30, 2021, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheets. The amount of commercial paper outstanding under these programs in 2021 is expected to fluctuate.
Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term liabilities on our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.
Debt Repayments
On April 1, 2021, our 2.050% fixed-rate senior notes with a principal balance of $700 million and our floating rate senior notes with a principal balance of $350 million matured and were repaid in full. On January 15, 2021, our 3.125% senior notes with a principal balance of $1.5 billion matured and were repaid in full.
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
There were no amounts outstanding under these facilities as of June 30, 2021.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2021, and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2021, 10% of net tangible assets was equivalent to $4.4 billion and we had no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $25.7 and $28.3 billion as of June 30, 2021 and December 31, 2020, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
Aircraft
In addition to the aircraft that we own, we have leases for 316 aircraft. Of these leased aircraft, 22 are classified as finance leases, 18 are classified as operating leases and the remaining 276 are classified as short-term leases. A majority of the obligations associated with the aircraft classified as finance leases have been legally defeased. Most of our long-term aircraft operating leases are operated by a third party to handle package and cargo volume in geographic regions where, due to government regulations, we are restricted from operating an airline.
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
Transportation equipment and other equipment
We enter into both long-term and short-term leases for transportation equipment to supplement our capacity or meet contractual demands. Some of these assets are leased on a month-to-month basis and the leases can be terminated without penalty. The lease term for these types of leases is determined by the length of the underlying customer contract or based on the judgment of the business unit. We also enter into multi-year leases for trailers to increase capacity during periods of high demand, which are typically only used for 90-120 days during the year. These leases are treated as short-term as the cumulative right of use is less than 12 months over the term of the contract.
The remainder of our leases are primarily related to equipment used in our air operations, vehicles required to meet capacity needs during periods of higher demand for our shipping services, technology equipment and office equipment used in our facilities.
Some of our transportation and technology equipment leases require us to make additional lease payments based on the underlying usage of the assets. Due to their variable nature, these costs are expensed as incurred and are not included in the ROU asset and lease liability.
The components of lease expense for the three and six months ended June 30, 2021 and 2020 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$179	$172	$354	$347
Finance lease costs:
Amortization of assets	23	20	46	38
Interest on lease liabilities	3	5	7	10
Total finance lease costs	26	25	53	48
Variable lease costs	62	55	127	113
Short-term lease costs	251	253	530	456
Total lease costs	$518	$505	$1,064	$964

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental information related to leases and location within our consolidated balance sheets are as follows (in millions, except lease term and discount rate):

	June 30, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	$3,568	$3,073

Current maturities of operating leases	$556	$560
Non-current operating leases	3,038	2,540
Total operating lease liabilities	$3,594	$3,100

Finance Leases:
Property, plant and equipment, net	$1,145	$1,225

Current maturities of long-term debt, commercial paper and finance leases	$65	$56
Long-term debt and finance leases	354	286
Total finance lease liabilities	$419	$342

Weighted average remaining lease term (in years):
Operating leases	12.1	11.2
Finance leases	11.0	9.3

Weighted average discount rate:
Operating leases	1.99%	2.28%
Finance leases	3.82%	4.14%

Supplemental cash flow information related to leases is as follows (in millions):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$364	$338
Operating cash flows from finance leases	7	10
Financing cash flows from finance leases	33	33

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$854	$403
Finance leases	113	49

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of June 30, 2021 are as follows (in millions):

	Finance Leases	Operating Leases
2021	$40	$305
2022	76	609
2023	60	515
2024	39	426
2025	34	382
Thereafter	279	1,902
Total lease payments	528	4,139
Less: Imputed interest	(109)	(545)
Total lease obligations	419	3,594
Less: Current obligations	(65)	(556)
Long-term lease obligations	$354	$3,038
As of June 30, 2021, we had $175 million of additional leases which had not commenced. These leases will commence in 2021 and 2022 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Minority Interests
We are authorized to issue two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2021, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of June 30, 2021, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interests accounts for the three and six months ended June 30, 2021 and 2020 (in millions, except per share amounts):

Three Months Ended June 30:	2021		2020
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	148	$2	158	$2
Stock award plans	2	—	2	—
Conversions of class A to class B common stock	(6)	—	(3)	—
Class A shares issued at end of period	144	$2	157	$2
Class B Common Stock
Balance at beginning of period	722	$7	703	$7
Conversions of class A to class B common stock	6	—	3	—
Class B shares issued at end of period	728	$7	706	$7
Additional Paid-In Capital
Balance at beginning of period		$1,049		$29
Stock award plans		193		137
Common stock issuances		87		89
Balance at end of period		$1,329		$255
Retained Earnings
Balance at beginning of period		$10,748		$9,137
Net income attributable to common shareowners		2,676		1,768
Dividends ($1.02 and $1.01 per share) (1)		(893)		(873)
Balance at end of period		$12,531		$10,032
Non-Controlling Minority Interest
Balance at beginning of period		$12		$14
Change in non-controlling minority interest		5		(1)
Balance at end of period		$17		$13
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $33 and $30 million as of June 30, 2021 and 2020, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:	2021		2020
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	147	$2	156	$2
Stock award plans	6	—	6	—
Common stock issuances	1	—	2	—
Conversions of class A to class B common stock	(10)	—	(7)	—
Class A shares issued at end of period	144	$2	157	$2
Class B Common Stock
Balance at beginning of period	718	$7	701	$7
Common stock purchases	—	—	(2)	—
Conversions of class A to class B common stock	10	—	7	—
Class B shares issued at end of period	728	$7	706	$7
Additional Paid-In Capital
Balance at beginning of period		$865		$150
Common stock purchases		—		(217)
Stock award plans		223		70
Common stock issuances		241		252
Balance at end of period		$1,329		$255
Retained Earnings
Balance at beginning of period		$6,896		$9,105
Net income attributable to controlling interests		7,468		2,733
Dividends ($2.04 and $2.02 per share) (1)		(1,831)		(1,806)
Other		(2)		—
Balance at end of period		$12,531		$10,032
Non-Controlling Interests
Balance at beginning of period		$12		$16
Change in non-controlling minority interest		5		(3)
Balance at end of period		$17		$13
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $113 and $123 million as of June 30, 2021 and 2020 respectively, that were settled in shares of class A common stock.

In May 2016, the Board of Directors approved a share repurchase authorization for $8.0 billion of class A and class B common stock, which had no expiration date. We did not repurchase any shares under this authorization during the three or six months ended June 30, 2021, or the three months ended June 30, 2020. During the six months ended June 30, 2020, we repurchased 2.1 million shares of class A and class B common stock for $217 million ($231 million in repurchases are reported on the statements of consolidated cash flows due to the timing of settlements). As of June 30, 2021, we had $2.1 billion of this share repurchase authorization available.
In August 2021, the Board of Directors terminated this authorization and approved a new share repurchase authorization for $5.0 billion.
Share repurchases may be in the form of accelerated share repurchase programs, open market purchases or other methods we deem appropriate. The timing of share repurchases will depend upon market conditions. Unless terminated earlier by the Board of Directors, our program will expire when we have purchased all shares authorized for repurchase under the program.
Movements in additional paid-in capital in respect of stock award plans comprise accruals for unvested awards, offset by adjustments for awards that vest during the period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
We recognize activity in AOCI for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three and six months ended June 30, 2021 and 2020 was as follows (in millions):

Three Months Ended June 30:	2021	2020
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of period	$(1,063)	$(1,219)
Translation adjustment (net of tax effect of $(1) and $(14))	48	10
Balance at end of period	(1,015)	(1,209)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of period	2	6
Current period changes in fair value (net of tax effect of $0 and $1)	—	5
Reclassification to earnings (net of tax effect of $0 and $(1))	(1)	(2)
Balance at end of period	1	9
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	(109)	329
Current period changes in fair value (net of tax effect of $(14) and $(20))	(43)	(62)
Reclassification to earnings (net of tax effect of $(1) and $(16))	(3)	(52)
Balance at end of period	(155)	215
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(3,489)	(4,992)
Net actuarial gain (loss) resulting from remeasurements of plan assets and liabilities (net of tax effect of $495 and $0)	1,569	—
Reclassification to earnings (net of tax effect of $8 and $13)	25	44
Balance at end of period	(1,895)	(4,948)
Accumulated other comprehensive income (loss) at end of period	$(3,064)	$(5,933)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:	2021	2020
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(981)	$(1,078)
Translation adjustment (net of tax effect of $29 and $(1))	(34)	(131)
Balance at end of period	(1,015)	(1,209)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	6	4
Current period changes in fair value (net of tax effect of $0 and $1)	(1)	7
Reclassification to earnings (net of tax effect of $0 and $(1))	(4)	(2)
Balance at end of period	1	9
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(223)	112
Current period changes in fair value (net of tax effect of $25 and $63)	81	201
Reclassification to earnings (net of tax effect of $(4) and $(31))	(13)	(98)
Balance at end of period	(155)	215
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(5,915)	(5,035)
Net actuarial gain (loss) resulting from remeasurements of plan assets and liabilities (net of tax effect of $2,039 and $0)	6,470	—
Reclassification to earnings (net of tax effect of $(772) and $27)	(2,450)	87
Balance at end of period	(1,895)	(4,948)
Accumulated other comprehensive income (loss) at end of period	$(3,064)	$(5,933)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and six months ended June 30, 2021 and 2020 was as follows (in millions):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
Three Months Ended June 30:	2021	2020
Unrealized Gain (Loss) on Marketable Securities:
Realized gain (loss) on sale of securities	$1	$3	Investment income and other
Income tax (expense) benefit	—	(1)	Income tax expense
Impact on net income	1	2	Net income
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	(3)	(3)	Interest expense
Foreign currency exchange contracts	7	71	Revenue
Income tax (expense) benefit	(1)	(16)	Income tax expense
Impact on net income	3	52	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(36)	(57)	Investment income and other
Prior service credit for divested business	69	—	Other expenses
Plan amendments for divested business	(66)	—	Other expenses
Income tax (expense) benefit	8	13	Income tax expense
Impact on net income	(25)	(44)	Net income
Total amount reclassified for the period	$(21)	$10	Net income

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
Six Months Ended June 30:	2021	2020
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	$4	$3	Investment income and other
Income tax (expense) benefit	—	(1)	Income tax expense
Impact on net income	4	2	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(5)	(6)	Interest expense
Foreign currency exchange contracts	22	135	Revenue
Income tax (expense) benefit	(4)	(31)	Income tax expense
Impact on net income	13	98	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(71)	(114)	Investment income and other
Prior service credit for divested business	69	—	Other expenses
Plan amendments for divested business	(66)	—	Other expenses
Remeasurement of benefit obligation	3,290	—	Investment income and other
Income tax (expense) benefit	(772)	27	Income tax expense
Impact on net income	2,450	(87)	Net income
Total amount reclassified for the period	$2,467	$13	Net income

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
Activity in the deferred compensation program for the three and six months ended June 30, 2021 and 2020 was as follows (in millions):

	2021		2020
Three Months Ended June 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$15		$19
Reinvested dividends		1		1
Benefit payments		—		—
Balance at end of period		$16		$20
Treasury Stock:
Balance at beginning of period	—	$(15)	—	$(19)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	—	—	—
Balance at end of period	—	$(16)	—	$(20)

	2021		2020
Six Months Ended June 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$20		$26
Reinvested dividends		1		1
Benefit payments		(5)		(7)
Balance at end of period		$16		$20
Treasury Stock:
Balance at beginning of period	—	$(20)	—	$(26)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	5	—	7
Balance at end of period	—	$(16)	—	$(20)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. SEGMENT INFORMATION
We report our operations in three segments: U.S. Domestic Package, International Package and Supply Chain Solutions. Package operations represent our most significant business and are broken down into regional operations around the world. Regional operations managers are responsible for both domestic and export products within their geographic area.
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
Supply Chain Solutions
Supply Chain Solutions includes Forwarding, Logistics, Coyote, Marken, UPS Mail Innovations and other aggregated business units. Our Forwarding, Logistics and UPS Mail Innovations units provide services in more than 200 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, distribution and post-sales services, mail and consulting services. Coyote offers truckload brokerage services primarily in the United States. Marken is a global provider of supply chain solutions to the healthcare and life sciences industry, specializing in clinical trials logistics. Other aggregated business units within this segment include The UPS Store and UPS Capital. On April 30, 2021, we completed the previously-announced divestiture of our UPS Freight business, details of which are set out in note 6.
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
Segment information for the three and six months ended June 30, 2021 and 2020 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
U.S. Domestic Package	$14,402	$13,074	$28,412	$24,530
International Package	4,817	3,705	9,424	7,088
Supply Chain Solutions	4,205	3,680	8,496	6,876
Consolidated revenue	$23,424	$20,459	$46,332	$38,494
Operating Profit:
U.S. Domestic Package	$1,567	$1,182	$2,926	$1,546
International Package	1,184	771	2,269	1,322
Supply Chain Solutions	507	259	828	416
Consolidated operating profit	$3,258	$2,212	$6,023	$3,284

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to common shareowners	$2,676	$1,768	$7,468	$2,733
Denominator:
Weighted average shares	870	862	869	860
Vested portion of restricted units	5	4	5	5
Denominator for basic earnings per share	875	866	874	865
Effect of dilutive securities:
Restricted units	2	3	3	4
Stock options	1	—	1	—
Denominator for diluted earnings per share	878	869	878	869
Basic earnings per share	$3.06	$2.04	$8.54	$3.16
Diluted earnings per share	$3.05	$2.03	$8.51	$3.14
There were no antidilutive shares for the three months ended June 30, 2021. Diluted earnings per share for the three months ended June 30, 2020 excluded the effect of 1.3 million shares of common stock that may be issued upon the exercise of employee stock options because such effect would have been antidilutive. Antidilutive shares for the six months ended June 30, 2021 and 2020 were 0.1 and 1.3 million, respectively.

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
 We have agreements with all of our active counterparties (covering all of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties.
As of June 30, 2021 and December 31, 2020, we held cash collateral of $67 and $146 million, respectively, under these agreements. This collateral is included in "Cash and cash equivalents" in the consolidated balance sheets and its use by UPS is not restricted. As of June 30, 2021 and December 31, 2020, we were required to post $104 and $158 million, respectively, of cash collateral with our counterparties.
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
As of June 30, 2021, all of our instruments were covered by the zero threshold bilateral collateral provision. As of December 31, 2020 there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions.
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
Outstanding Positions
As of June 30, 2021 and December 31, 2020, the notional amounts of our outstanding derivative positions were as follows (in millions):

	June 30, 2021		December 31, 2020
Currency hedges:
Euro	EUR	3,885	EUR	4,197
British Pound Sterling	GBP	1,321	GBP	1,400
Canadian Dollar	CAD	1,490	CAD	1,576
Hong Kong Dollar	HKD	2,590	HKD	3,717

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	1,000	USD	3,250
Floating to Fixed Interest Rate Swaps	USD	28	USD	778
As of June 30, 2021 and December 31, 2020, we had no outstanding commodity hedge positions.

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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$73	$56	$53	$45
Interest rate contracts	Other current assets	Level 2	—	2	—	2
Foreign currency exchange contracts	Other non-current assets	Level 2	37	35	11	4
Interest rate contracts	Other non-current assets	Level 2	21	29	19	26
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	—	4	—	4
Total Asset Derivatives			$131	$126	$83	$81

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$33	$34	$13	$23
Foreign currency exchange contracts	Other non-current liabilities	Level 2	79	142	53	111
Interest rate contracts	Other non-current liabilities	Level 2	11	13	9	10
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	4	2	4	2
Interest rate contracts	Other current liabilities	Level 2	—	1	—	1
Total Liability Derivatives			$127	$192	$79	$147
Our foreign currency exchange, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2. As of June 30, 2021 and December 31, 2020 we did not have any derivatives that were classified as Level 1 (valued using quoted prices in active markets for identical assets) or Level 3 (valued using significant unobservable inputs).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of June 30, 2021 and December 31, 2020 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	June 30, 2021	June 30, 2021	December 31, 2020	December 31, 2020
Long-term debt and finance leases	$1,300	$26	$2,816	$42
The cumulative amount of fair value hedging losses remaining for any hedged assets and liabilities for which hedge accounting has been discontinued as of June 30, 2021 is $6 million. These amounts will be recognized over the next 9 years.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and (losses) that have been recognized in the statements of consolidated income for fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2021			2020
	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$4	$—	$—	$2	$—
Derivatives designated as hedging instruments	—	(4)	—	—	(2)	—
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(3)	—	—	(3)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	7	—	—	71	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$7	$(3)	$—	$71	$(3)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2021			2020
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$10	$—	$—	$(34)	$—
Derivatives designated as hedging instruments	—	(10)	—	—	34	—
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(5)	—	—	(6)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	22	—	—	135	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$22	$(5)	$—	$135	$(6)	$—
The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the three and six months ended June 30, 2021 and 2020 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2021	2020
Interest rate contracts	$(3)	$(2)
Foreign currency exchange contracts	(54)	(80)
Total	$(57)	$(82)

Six Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2021	2020
Interest rate contracts	$—	$(3)
Foreign currency exchange contracts	106	267
Total	$106	$264

As of June 30, 2021, there were $28 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12 month period ending June 30, 2022. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 11 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table indicates the amount of gains and (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three and six months ended June 30, 2021 and 2020 for those instruments designated as net investment hedges (in millions):

Three Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2021	2020
Foreign denominated debt	$(47)	$(103)
Total	$(47)	$(103)
Six Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2021	2020
Foreign denominated debt	$77	$47
Total	$77	$47

Additionally, we maintain interest rate swaps and foreign currency exchange forward contracts that are not designated as hedges. The interest rate swap contracts are intended to provide an economic hedge of portions of our outstanding debt. The foreign currency exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement and settlement risk for certain assets and liabilities in our consolidated balance sheets.
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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps and foreign currency exchange forward contracts not designated as hedges for the three and six months ended June 30, 2021 and 2020 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2021	2020
Three Months Ended June 30:
Interest rate swap contracts	Interest expense	$—	$(2)
Foreign currency exchange contracts	Investment income and other	3	2
Total		$3	$—
Six Months Ended June 30:
Interest rate swap contracts	Interest expense	$—	$(4)
Foreign currency exchange contracts	Investment income and other	(3)	(49)
Total		$(3)	$(53)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. INCOME TAXES
Our effective tax rate decreased to 22.1% in the second quarter of 2021 from 25.0% in the same period of 2020 (22.5% year to date compared to 24.2% in 2020). The recognition in income tax of excess tax benefits related to share-based compensation reduced our effective rate by 0.3% in the second quarter of 2021 but had no impact in the same period of 2020 (0.8% year to date compared to 0.3% in 2020). Changes in the proportion of our taxable income in certain jurisdictions relative to total pre-tax income favorably impacted our effective tax rate in the second quarter of 2021 relative to the prior year. Additionally, our effective tax rate was favorably impacted in the second quarter of 2021 by having less expense recorded related to net changes in our uncertain tax positions.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, we have recognized liabilities for uncertain tax positions. We reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, an estimate of the range of reasonably possible outcomes cannot be made. Items that may cause changes to unrecognized tax benefits include the timing of interest deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of statutes of limitations or other unforeseen circumstances.
In the first quarter of 2021, we recognized an income tax expense of $788 million related to pre-tax mark-to-market income of $3.3 billion on our defined benefit pension and postretirement plans. This income tax expense was generated at a higher average tax rate than the U.S. federal statutory tax rate because it included the effect of U.S. state and local taxes.
As discussed in note 18, we recognized pre-tax transformation strategy costs of $116 million in the second quarter compared to $112 million in the same period of 2020 ($234 million year to date compared to $157 million in the prior year). As a result, we recorded an additional income tax benefit of $28 million in the second quarter compared to $29 million in 2020 ($56 million year to date compared to $39 million in the prior year). This year-to-date benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate primarily due to the effect of U.S. state and local taxes and foreign taxes.
As discussed in note 6, in the second quarter of 2021 we completed the divestiture of UPS Freight and recorded a pre-tax gain of $101 million ($35 million year to date). As a result, we recorded additional income tax expense of $24 million in the second quarter ($8 million year to date). This income tax expense was generated at a higher average tax rate than the U.S. federal statutory tax rate due to the effect of U.S. state and local taxes.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. TRANSFORMATION STRATEGY COSTS
In 2018, we launched a multi-year, enterprise-wide transformation strategy impacting our organization. The program includes investments, as well as changes in processes and technology, that impact global direct and indirect operating costs.
The table below presents the transformation strategy costs for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Transformation Strategy Costs:
Compensation and benefits	$55	$81	$131	$93
Total other expenses	61	31	103	64
Total Transformation Strategy Costs	$116	$112	$234	$157

Income Tax Benefit from Transformation Strategy Costs	(28)	(29)	(56)	(39)
After Tax Transformation Strategy Costs	$88	$83	$178	$118
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We continue to implement our Customer First, People Led, Innovation Driven strategy that focuses on transforming our business, improving our financial performance, providing the best customer experience and benefiting our shareowners. The Customer First component of our strategy focuses on, among other things, enhancing the capabilities that we believe our customers value the most: speed and ease of access to our services. As a result, we have improved time-in-transit in our U.S. ground network and continue to expand our weekend operations.
In the second quarter, our consolidated package volume was relatively unchanged year over year as COVID-19 related volume was present in both periods. However, we experienced a significant year-over-year change in volume mix as business-to-business activity continued to return toward pre-pandemic levels, contributing to margin improvement, while business-to-consumer volume declined. We continued to experience strong volume growth from small- and medium-sized businesses ("SMBs"), driven by the execution of our Customer First strategy. The diverse business units within Supply Chain Solutions experienced varied impacts compared to the prior year dependent upon market forces.
On April 30, 2021, we completed the previously-announced divestiture of our UPS Freight business, recording a pre-tax gain of $101 million for the quarter ($35 million year to date). Cash proceeds of $848 million were used to reduce outstanding indebtedness. The divestiture also triggered a remeasurement of certain of our U.S. defined benefit pension and postretirement plans. The resulting $2.1 billion actuarial gain was within our 10% corridor (defined as 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation) and had only an immaterial impact on results of operations for the quarter. For additional information regarding the divestiture of UPS Freight, see note 6 to the unaudited, consolidated financial statements included within this report.
Following enactment of the American Rescue Plan Act ("ARPA") during the first quarter of 2021, we remeasured the UPS/IBT Full Time Employee Pension Plan. This resulted in us recording a $3.3 billion, pre-tax mark-to-market gain in the first quarter.
Highlights of our consolidated results, which are discussed in more detail below, include:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue (in millions)	$23,424	$20,459	$2,965	14.5%	$46,332	$38,494	$7,838	20.4%
Operating Expenses (in millions)	20,166	18,247	1,919	10.5%	40,309	35,210	5,099	14.5%
Operating Profit (in millions)	$3,258	$2,212	$1,046	47.3%	$6,023	$3,284	$2,739	83.4%
Operating Margin	13.9%	10.8%			13.0%	8.5%
Net Income (in millions)	$2,676	$1,768	$908	51.4%	$7,468	$2,733	$4,735	173.3%
Basic Earnings Per Share	$3.06	$2.04	$1.02	50.0%	$8.54	$3.16	$5.38	170.3%
Diluted Earnings Per Share	$3.05	$2.03	$1.02	50.2%	$8.51	$3.14	$5.37	171.0%

Operating Days	64	64			127	128
Average Daily Package Volume (in thousands)	24,236	24,436		(0.8)%	24,191	22,780		6.2%
Average Revenue Per Piece	$12.26	$10.63	$1.63	15.3%	$12.19	$10.74	$1.45	13.5%

•Revenue increased in all segments, with double digit revenue per piece growth in both our U.S. Domestic Package and International Package segments.
•Average daily package volume decreased 0.8% (increased 6.2% year to date), driven by a decrease in business-to-consumer volume, largely offset by growth in business-to-business shipping.
•Operating profit increased and operating margin expanded in all segments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•We reported net income of $2.7 billion and diluted earnings per share of $3.05 for the second quarter ($7.5 billion and $8.51 per share year to date). Adjusted diluted earnings per share was $3.06 ($5.83 per share year to date) after adjusting for the after-tax impacts of:
◦a gain on the divestiture of UPS Freight of $77 million or $0.09 per diluted share ($27 million or $0.03 per diluted share year to date);
◦transformation strategy costs of $88 million or $0.10 per diluted share ($178 million and $0.20 per diluted share year to date); and
◦a first quarter pension mark-to-market gain recognized outside of a 10% corridor of $2.5 billion or $2.85 per diluted share that impacted year-to-date earnings.
In the U.S. Domestic Package segment, volume decreased in the second quarter, driven by lower residential volume in our Ground and SurePost products that was largely attributable to the surge in residential deliveries last year that resulted from the COVID-19 pandemic. Revenue and revenue per piece increased through our revenue quality initiatives, with favorable shifts in customer and product mix and base rate increases, as well as an increase in fuel surcharges. Expense increases for the quarter were driven by compensation and benefits, costs associated with our ground network investments and higher fuel prices.
The International Package segment experienced volume and revenue growth in domestic and export products, with growth led by SMBs but also coming from large customers. Revenue and revenue per piece increased due to shifts in product mix, base rate increases, favorable currency movements and fuel and capacity surcharges. Expense increases were driven primarily by volume growth, with additional third-party pickup and delivery expense and higher network costs driven by aircraft block hours and jet fuel prices.
In the Supply Chain Solutions segment, revenue growth was primarily driven by the Forwarding and Logistics businesses, partially offset by the impact of the divestiture of UPS Freight. Forwarding revenue growth was driven by truckload brokerage and ocean freight forwarding. While air freight forwarding grew year to date, volume declined in the second quarter as Asia exports were impacted by the prior year surge in shipments of personal protective equipment. Within Logistics, healthcare operations, led by clinical trials and COVID-19 relief efforts, experienced strong and broad-based growth. Expense increases in Supply Chain Solutions were primarily driven by higher third party transportation costs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supplemental Information - Items Affecting Comparability
We supplement the reporting of our financial information determined under generally accepted accounting principles ("GAAP") with certain non-GAAP financial measures. These include: "adjusted" compensation and benefits; operating expenses; operating profit; operating margin; other income and (expense); income before income taxes; income tax expense; effective tax rate; net income; and earnings per share.
We believe that these non-GAAP measures provide additional meaningful information to assist users of our financial statements in more fully understanding our financial results and assessing our ongoing performance, because they exclude items that may not be indicative of, or are unrelated to, our underlying operations and may provide a useful baseline for analyzing trends in our underlying businesses. These non-GAAP measures are used internally by management for business unit operating performance analysis, business unit resource allocation and in connection with incentive compensation award determinations.
Adjusted amounts reflect the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Adjustments	2021	2020	2021	2020
Operating Expenses:
Transformation and Other Costs	$15	$112	$199	$157
Total Adjustments to Operating Expenses	$15	$112	$199	$157

Other Income and (Expense):
Defined Benefit Plan Mark-to-Market Gain	$—	$—	$(3,290)	$—
Total Adjustments to Other Income and (Expense)	$—	$—	$(3,290)	$—

Total Adjustments to Income Before Income Taxes	$15	$112	$(3,091)	$157

Income Tax Expense (Benefit) from Defined Benefit Plan Mark-to-Market Gain	$—	$—	$788	$—
Income Tax Expense (Benefit) from Transformation and Other Costs	(4)	(29)	(48)	(39)
Total Adjustments to Income Tax Expense	$(4)	$(29)	$740	$(39)

Total Adjustments to Net Income	$11	$83	$(2,351)	$118
Restructuring and Other Charges
Adjusted operating profit, operating margin, income before income taxes, net income and earnings per share may exclude the impact of charges related to any restructuring programs, including transformation costs and asset impairments.
Transformation and other costs include a $101 million gain on the divestiture of UPS Freight in the second quarter ($35 million year to date). For additional information regarding our transformation strategy costs see note 18 to the unaudited, consolidated financial statements included within this report.
Changes in Foreign Currency Exchange Rates and Hedging Activities
We also supplement the reporting of revenue, revenue per piece and operating profit with adjusted measures that exclude the period over period impact of foreign currency exchange rate changes and hedging activities. We believe currency-neutral revenue, revenue per piece and operating profit information allows users of our financial statements to understand growth trends in our products and results. We evaluate the performance of our International Package and Supply Chain Solutions segments on this currency-neutral basis.

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
We recognize changes in the fair value of plan assets and net actuarial gains and losses in excess of a 10% corridor (defined as 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation) for our pension and postretirement defined benefit plans immediately as part of other pension income (expense). We supplement the presentation of our income before income taxes, net income and earnings per share with adjusted measures that exclude the impact of gains and losses recognized in excess of the 10% corridor and the related income tax effects. We believe excluding these mark-to-market impacts provides important supplemental information by removing the volatility associated with short-term changes in market interest rates, equity values and similar factors.
As a result of the enactment of ARPA, we remeasured the UPS/IBT Plan assets and pension benefit obligation and recognized a pre-tax mark-to-market gain outside of the 10% corridor of $3.3 billion ($2.5 billion after-tax) in the first quarter of 2021. The components of this gain, which are included in “Other Income and (Expense)” in the statements of consolidated income, are as follows:
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
Non-GAAP financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Our adjusted financial information does not represent a comprehensive basis of accounting. Therefore, our adjusted financial information may not be comparable to similarly titled information reported by other companies.

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
Beginning in the first quarter of 2021, we updated our cost allocation methodology for aircraft engine maintenance expense to better align with aircraft utilization by segment. This change resulted in a reallocation of expense from our U.S. Domestic Package segment to our International Package segment of approximately $16 million for the quarter ($31 million year to date). There were no other significant changes in our expense allocation methodologies that affect period over period comparisons during 2021 or 2020.
Following completion of the divestiture of UPS Freight, we renamed our Supply Chain & Freight segment to our Supply Chain Solutions segment. No other changes are being made to this segment that would impact prior period results.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Average Daily Package Volume (in thousands):
Next Day Air	2,071	1,865		11.0%	2,041	1,874		8.9%
Deferred	1,581	1,702		(7.1)%	1,548	1,597		(3.1)%
Ground	16,856	17,560		(4.0)%	16,842	16,114		4.5%
Total Average Daily Package Volume	20,508	21,127		(2.9)%	20,431	19,585		4.3%
Average Revenue Per Piece:
Next Day Air	$18.53	$16.62	$1.91	11.5%	$18.47	$16.84	$1.63	9.7%
Deferred	12.98	11.92	1.06	8.9%	13.09	12.21	0.88	7.2%
Ground	9.86	8.71	1.15	13.2%	9.84	8.72	1.12	12.8%
Total Average Revenue Per Piece	$10.97	$9.67	$1.30	13.4%	$10.95	$9.79	$1.16	11.8%
Operating Days in Period	64	64			127	128
Revenue (in millions):
Next Day Air	$2,456	$1,984	$472	23.8%	$4,787	$4,039	$748	18.5%
Deferred	1,313	1,298	15	1.2%	2,573	2,495	78	3.1%
Ground	10,633	9,792	841	8.6%	21,052	17,996	3,056	17.0%
Total Revenue	$14,402	$13,074	$1,328	10.2%	$28,412	$24,530	$3,882	15.8%
Operating Expenses (in millions):
Operating Expenses	$12,835	$11,892	$943	7.9%	$25,486	$22,984	$2,502	10.9%
Transformation Strategy Costs	(108)	(33)	(75)	227.3%	(212)	(70)	(142)	202.9%
Adjusted Operating Expense	$12,727	$11,859	$868	7.3%	$25,274	$22,914	$2,360	10.3%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,567	$1,182	$385	32.6%	$2,926	$1,546	$1,380	89.3%
Adjusted Operating Profit	$1,675	$1,215	$460	37.9%	$3,138	$1,616	$1,522	94.2%
Operating Margin	10.9%	9.0%			10.3%	6.3%
Adjusted Operating Margin	11.6%	9.3%			11.0%	6.6%
Revenue
The change in overall revenue was due to the following factors:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Second quarter 2021 vs. 2020	(2.9)%	10.9%	2.2%	10.2%
Year to date 2021 vs. 2020	3.5%	10.9%	1.4%	15.8%
Volume
Average daily volume decreased in the second quarter but increased year to date. The volume decline for the quarter was largely attributable to the surge in residential deliveries last year that resulted from the COVID-19 pandemic. This contributed to a year-over-year reduction in e-commerce volume from our large customers that was partially offset by growth from SMBs as a result of our Customer First strategic focus. SMB volume grew 21.6% for the quarter and 28.2% year to date.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Business-to-consumer shipments, which represented approximately 60% of the total average daily volume in the second quarter, compared to approximately 69% in the second quarter of 2020, declined 15.8% (up 0.2% year to date). While residential volume remained elevated, shipments decreased year over year due to the surge in e-commerce activity last year as a result of stay-at-home restrictions imposed in response to COVID-19. Notwithstanding the quarterly decline, we believe there has been a long-term market shift towards e-commerce that will cause the volume of residential deliveries to remain above its pre-pandemic level. Business-to-business volume grew by 25.7% in the quarter (up 11.1% year to date), as business activity continued to increase toward pre-pandemic levels across all industry sectors.
Average daily volume increased in our Next Day Air product in the second quarter and year to date, with increased demand from both large customers and SMBs, primarily as a result of the increased business-to-business activity described above. Residential demand for this product increased year to date as a result of year over year growth in e-commerce. Average daily volume decreased in our Deferred product for the second quarter and year to date as we continued to experience declines in Second Day Package volume due to ongoing shifts in customer preferences.
Ground residential and SurePost average daily volumes decreased by 11% and 31%, respectively, for the quarter (up 3.8% and down 8.2%, respectively, year to date), primarily due to last year's surge in e-commerce activity in the second quarter. Ground commercial volume increased in the second quarter and year to date, driven by strong growth from both large customers and SMBs due to the overall increase in business activity. Following the divestiture of UPS Freight, our Ground with Freight Pricing product began to be reported within U.S. Domestic Ground volume effective May 1, 2021. This did not have a significant impact on overall growth for the quarter or year-to-date periods.
Rates and Product Mix
Overall revenue per piece increased in the second quarter and year to date as our revenue quality initiatives drove base rate increases and favorable changes in customer and product mix. Revenue per piece also increased as a result of capacity and fuel surcharges and increases in average billable weight per piece. Rates for our ground and air services increased an average net 4.9% in December 2020 and our SurePost rates also increased in December 2020. We anticipate that our revenue quality initiatives will lead to revenue growth exceeding volume growth for the remainder of the year.
Revenue per piece increases for our Next Day Air and Deferred products in the second quarter and year-to-date periods were driven by base rate increases and favorable shifts in customer and product mix, partially offset by a decrease in average billable weight per piece. Revenue per piece for our Ground products increased in the second quarter and year to date due to base rate increases, increases in average billable weight per piece and favorable shifts in customer and product mix.
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

	Three Months Ended June 30,		% Point Change	Six Months Ended June 30,		% Point Change
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Next Day Air / Deferred	6.9%	1.9%	5.0%	6.4%	3.9%	2.5%
Ground	8.0%	6.4%	1.6%	7.6%	6.8%	0.8%
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges are only one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and additional charges for these services and the pricing discounts offered.
Total domestic fuel surcharge revenue increased by $279 million in the second quarter (up $354 million year to date) primarily as a result of higher fuel surcharge indices, volume growth and shifts in product mix.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year over year impact of transformation strategy costs, increased in the second quarter, driven by a $563 million increase in the cost of operating our integrated air and ground network. In addition, pickup and delivery costs increased $239 million and the cost of package sorting increased $119 million. These increases were partially offset by a decrease in other indirect operating costs of $53 million. The increase in expense was driven by:
•Employee compensation and benefit costs increased $407 million, driven by higher employee benefit expenses due to contractual contribution rate increases and additional headcount becoming eligible for health, welfare and retirement benefits. Workers' compensation expenses increased $73 million as a result of additional hours, medical and wage inflation and unfavorable claims trends. Management payroll increased, primarily due to incentive compensation and commission payments, with payroll in our operations remaining relatively flat for the quarter.
•Higher third party carrier costs as part of our investments to improve time-in-transit within our ground network and to expand weekend operations. Increases were offset by lower other third party transportation costs as a result of decreases in SurePost and rail volumes.
•Higher fuel costs as a result of increases in the price of diesel, gasoline and jet fuel, coupled with higher fuel usage.
On a year-to-date basis, operating expenses and operating expenses excluding the year over year impact of transformation strategy costs, increased. Pickup and delivery costs increased $909 million; the costs of operating our integrated air and ground network increased $1.0 billion; package sorting increased $273 million and other indirect operating costs increased $154 million. These increases were primarily driven by higher volume, increased employee headcount and hours resulting in higher compensation and benefit costs and by investments in our ground network.
Total cost per piece increased 11.2% for the second quarter (up 7.1% year to date). Excluding the impact of transformation strategy costs, adjusted cost per piece increased 10.6% for the second quarter (up 6.6% year to date). We anticipate that cost per piece may continue to increase as a result of market factors, including the availability and cost of labor.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $385 million in the second quarter (up $1.4 billion year to date), with operating margin increasing 190 basis points to 10.9% (up 400 basis points to 10.3% year to date). Excluding the year over year impact of transformation strategy costs, adjusted operating profit increased $460 million in the second quarter (up $1.5 billion year to date), with adjusted operating margin increasing 230 basis points to 11.6% (up 440 basis points to 11.0% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Average Daily Package Volume (in thousands):
Domestic	1,967	1,764		11.5%	1,988	1,716		15.9%
Export	1,761	1,545		14.0%	1,772	1,479		19.8%
Total Average Daily Package Volume	3,728	3,309		12.7%	3,760	3,195		17.7%
Average Revenue Per Piece:
Domestic	$7.44	$6.37	$1.07	16.8%	$7.38	$6.41	$0.97	15.1%
Export	32.60	28.56	4.04	14.1%	31.85	28.45	3.40	12.0%
Total Average Revenue Per Piece	$19.32	$16.73	$2.59	15.5%	$18.91	$16.61	$2.30	13.8%
Operating Days in Period	64	64			127	128
Revenue (in millions):
Domestic	$936	$719	$217	30.2%	$1,864	$1,407	$457	32.5%
Export	3,674	2,824	850	30.1%	7,167	5,385	1,782	33.1%
Cargo and Other	207	162	45	27.8%	393	296	97	32.8%
Total Revenue	$4,817	$3,705	$1,112	30.0%	$9,424	$7,088	$2,336	33.0%
Operating Expenses (in millions):
Operating Expenses	$3,633	$2,934	$699	23.8%	$7,155	$5,766	$1,389	24.1%
Transformation Strategy Costs	(6)	(71)	65	(91.5)%	(12)	(78)	66	(84.6)%
Adjusted Operating Expenses	$3,627	$2,863	$764	26.7%	$7,143	$5,688	$1,455	25.6%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,184	$771	$413	53.6%	$2,269	$1,322	$947	71.6%
Adjusted Operating Profit	$1,190	$842	$348	41.3%	$2,281	$1,400	$881	62.9%
Operating Margin	24.6%	20.8%			24.1%	18.7%
Adjusted Operating Margin	24.7%	22.7%			24.2%	19.8%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$218					$394
Operating Expenses			(176)					(313)
Operating Profit			$42					$81
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.

The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Second quarter 2021 vs. 2020	12.7%	5.2%	6.2%	5.9%	30.0%
Year to date 2021 vs. 2020	16.8%	6.4%	4.2%	5.6%	33.0%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume increased in the second quarter and year to date for both domestic and export products, with growth across a number of customer segments. Business-to-business volume increased 25% in the second quarter (up 17% year to date) as commercial activity returned towards pre-pandemic levels. Business-to-consumer volume decreased 4% in the second quarter, primarily due to the surge in e-commerce activity last year as a result of stay-at-home restrictions imposed in response to COVID-19. On a year-to-date basis, business-to-consumer volume increased 25%, driven by continued growth in e-commerce within the retail sector.
Overall export volume increased in the second quarter and year to date. Growth was led by Europe, while Asia experienced a slight decline in export volume in the second quarter. Europe export volume growth was highest on the Europe to U.S. and intra-Europe trade lanes, while United Kingdom trade with Europe declined as a result of Brexit. The decline in Asia export volume was primarily due to shipments of personal protective equipment in the second quarter of last year that did not repeat. On a year-to-date basis, Asia export volume grew, led by the Asia to U.S. trade lane. We experienced volume growth from both SMBs and large customers, with significant SMB growth in several regions for the quarter and year-to-date periods driven by execution of our Customer First strategy.
Our premium products saw volume growth of 21% for the quarter (27% year to date), driven by our Worldwide Express and Transborder Express products. Volume growth for our non-premium products was 10% for the quarter (19% year to date), driven by Transborder Standard shipments within the European Union. As a result of Brexit, which became effective January 1, 2021, shipments between the UK and the European Union that are now subject to duties and taxes shifted from our Transborder to our Worldwide products. As a result of this shift, we saw year over year volume growth in our Worldwide Standard product.
Domestic volume increased in the second quarter and year to date in many of our markets, with the strongest second quarter growth in the United Kingdom and western Europe, as commercial volume continued to recover towards pre-pandemic levels.
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
Total revenue per piece increased 15.5% in the quarter (up 13.8% year to date) as a result of favorable currency movements, changes in customer and product mix and fuel and capacity surcharges. Excluding the impact of currency, revenue per piece increased 10.2% (up 9.0% year to date).
Domestic revenue per piece increased 16.8% in the quarter (up 15.1% year to date) due to favorable currency movements, changes in customer and product mix and fuel surcharges. Excluding the impact of currency, revenue per piece increased 6.4% for both the quarter and year to date.
Export revenue per piece increased 14.1% in the quarter (up 12.0% year to date) due to favorable currency movements, changes in customer and product mix and fuel and capacity surcharges. Excluding the impact of currency, revenue per piece increased 10.1% (up 8.1% year to date).
Fuel Surcharges
The fuel surcharge for international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
While fluctuations can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges and the pricing discounts offered. Total international fuel surcharge revenue increased by $256 million for the second quarter ($345 million year to date) as a result of increases in fuel surcharge indices and volume growth, as well as changes in customer and product mix.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year over year impact of transformation strategy costs, increased in both the second quarter and year-to-date periods. Pickup and delivery costs increased $286 million in the second quarter ($596 million year to date), primarily due to volume growth that drove additional third-party expense. Package sorting costs increased $71 million for the second quarter ($140 million year to date), also as a result of volume growth.
The costs of operating our integrated international air and ground network increased $345 million for the second quarter ($549 million year to date), driven by overall volume growth and higher jet fuel prices.
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
Operating Profit and Margin
As a result of the factors described above, operating profit increased 53.6% for the second quarter to $1.2 billion (increased 71.6% to $2.3 billion year to date), with operating margin increasing 380 basis points to 24.6% (540 basis points to 24.1% year to date). Excluding the year over year impact of transformation strategy costs, adjusted operating profit increased, with adjusted operating margin increasing 200 basis points to 24.7% (440 basis points to 24.2% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Freight LTL Statistics:
Revenue (in millions)	$247	$585	$(338)	(57.8)%	$881	$1,222	$(341)	(27.9)%
Revenue Per Hundredweight	$30.72	$26.82	$3.90	14.5%	$29.93	$26.65	$3.28	12.3%
Shipments (in thousands)	769	2,071		(62.9)%	2,829	4,296		(34.1)%
Shipments Per Day (in thousands)	35.0	32.4		8.0%	33.3	33.6		(0.9)%
Gross Weight Hauled (in millions of lbs)	804	2,181		(63.1)%	2,944	4,585		(35.8)%
Weight Per Shipment (in lbs)	1,045	1,053		(0.8)%	1,041	1,067		(2.4)%
Operating Days in Period	22	64			85	128
Revenue (in millions):
Forwarding	$2,309	$1,771	$538	30.4%	$4,381	$3,144	$1,237	39.3%
Logistics	1,162	977	185	18.9%	2,266	1,822	444	24.4%
Freight	297	724	(427)	(59.0)%	1,064	1,490	(426)	(28.6)%
Other	437	208	229	110.1%	785	420	365	86.9%
Total Revenue	$4,205	$3,680	$525	14.3%	$8,496	$6,876	$1,620	23.6%
Operating Expenses (in millions):
Operating Expenses	$3,698	$3,421	$277	8.1%	$7,668	$6,460	$1,208	18.7%
Transformation Strategy and Other	99	(8)	107	N/M	25	(9)	34	(377.8)%
Adjusted Operating Expenses:	$3,797	$3,413	$384	11.3%	$7,693	$6,451	$1,242	19.3%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$507	$259	$248	95.8%	$828	$416	$412	99.0%
Adjusted Operating Profit	$408	$267	$141	52.8%	$803	$425	$378	88.9%
Operating Margin	12.1%	7.0%			9.7%	6.1%
Adjusted Operating Margin	9.7%	7.3%			9.5%	6.2%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$64				$109
Operating Expenses			(70)				(117)
Operating Profit			$(6)				$(8)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Transformation Strategy Costs (in millions):
Forwarding	$1	$4	$(3)	(75.0)%	$6	$5	$1	20.0%
Logistics	1	4	(3)	(75.0)%	3	4	(1)	(25.0)%
Freight	—	—	—	N/A	1	—	1	N/A
Total Transformation Strategy Costs	$2	$8	$(6)	(75.0)%	$10	$9	$1	11.1%
As previously disclosed, in January 2021 we entered into an agreement to divest our UPS Freight business. This transaction closed on April 30, 2021. In the second quarter, we recognized a pre-tax gain of $101 million ($35 million year to date) related to this divestiture. See note 6 to the unaudited, consolidated financial statements for additional information.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue for the Supply Chain Solutions segment increased $525 million in the second quarter ($1.6 billion year to date).
Forwarding revenue increased in the second quarter and year-to-date periods. Revenue growth in our truckload brokerage business was primarily driven by market rate increases for both the quarter and year-to-date periods, with volumes also increasing slightly. Ocean freight forwarding revenue also increased in the second quarter and year-to-date periods, with inventory replenishment demand contributing to Asia-export volume growth and driving higher market rates. Additionally, ocean volumes in the second quarter of the prior year were adversely impacted by the COVID-19 pandemic. In our international air freight business, revenue increased year to date but declined slightly in the second quarter due to the high volume of personal protective equipment shipped from Asia in 2020 that did not repeat. This decline was partly offset by strong outbound demand from North America and Europe, as well as by ongoing capacity surcharges.
Within Logistics, our healthcare operations, led by clinical trials and COVID-19 relief efforts, experienced strong revenue growth from a broad range of customers in the second quarter and year-to-date periods. Revenue in our mail services business increased year to date as a result of volume growth, a favorable shift in product characteristics and annual rate increases. For the second quarter, revenue was lower due to the prior year surge in e-commerce that was driven by the impact of the COVID-19 pandemic.
UPS Freight revenue increased by $80 million in April 2021 compared to April 2020, prior to the completion of the divestiture of the business on April 30, 2021. Year to date, revenue decreased $426 million as a result of the divestiture.
Revenue from the other businesses within Supply Chain Solutions increased during the second quarter and year-to-date periods, driven by growth in our logistics consulting services and in UPS Capital, additional volume from service contracts with the U.S. Postal Service and services provided to the acquirer of UPS Freight under certain transition services agreements.
Operating Expenses
Total operating expenses for the Supply Chain Solutions segment, and operating expenses excluding the year over year impact of transformation strategy and other costs, increased in the second quarter and year-to-date periods.
Forwarding operating expenses increased $528 million in the second quarter ($1.2 billion year to date). The increase was driven by purchased transportation expense, which increased $526 million in the quarter ($1.1 billion year to date), primarily due to rate increases in our truckload brokerage business and volume and rate increases in our ocean freight business.
Logistics operating expenses increased $133 million in the second quarter ($357 million year to date), driven by purchased transportation expense in our healthcare operations as a result of business growth. Mail services contributed to the year-to-date increase as a result of volume growth in the first quarter and carrier rate increases.
UPS Freight operating expenses increased by $40 million comparing April 2021 to April 2020, driven by an increase in less-than-truckload shipments. Year to date, expenses decreased $560 million as a result of the divestiture.
Expense for the other businesses within Supply Chain Solutions increased in the second quarter and year to date, largely due to higher third party transportation expense in logistics consulting and UPS Capital. Also driving the expense increase were transportation and other costs incurred under the transition services agreements with the acquirer of UPS Freight, as well as higher costs incurred to transport U.S. Postal Service volume driven by higher fuel prices.
Operating Profit and Margin
As a result of the factors described above, operating profit for the Supply Chain Solutions segment increased $248 million in the second quarter ($412 million year to date), with operating margin increasing 510 basis points to 12.1% (increased 360 basis points to 9.7% year to date). Excluding the year over year impact of transformation strategy costs and other gains, adjusted operating profit increased $141 million (increased $378 million year to date), with adjusted operating margin increasing 240 basis points to 9.7% (increased 330 basis points to 9.5% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,327	$10,843	$484	4.5%	$22,810	$20,929	$1,881	9.0%
Transformation Strategy and Other	(55)	(81)	26	(32.1)%	(131)	(93)	$(38)	40.9%
Adjusted Compensation and benefits	$11,272	$10,762	$510	4.7%	$22,679	$20,836	$1,843	8.8%

Repairs and maintenance	$599	$554	$45	8.1%	$1,218	$1,117	$101	9.0%
Depreciation and amortization	739	661	78	11.8%	1,461	1,309	152	11.6%
Purchased transportation	4,446	3,716	730	19.6%	8,689	6,647	2,042	30.7%
Fuel	915	499	416	83.4%	1,722	1,260	462	36.7%
Other occupancy	402	355	47	13.2%	868	738	130	17.6%
Other expenses	1,738	1,619	119	7.4%	3,541	3,210	331	10.3%
Total Other expenses	8,839	7,404	1,435	19.4%	17,499	14,281	3,218	22.5%
Transformation Strategy and Other	40	(31)	71	(229.0)%	(68)	(64)	(4)	6.3%
Adjusted Total Other expenses	$8,879	$7,373	$1,506	20.4%	$17,431	$14,217	$3,214	22.6%

Total Operating Expenses	$20,166	$18,247	$1,919	10.5%	$40,309	$35,210	$5,099	14.5%
Adjusted Total Operating Expenses	$20,151	$18,135	$2,016	11.1%	$40,110	$35,053	$5,057	14.4%

Currency (Benefit) / Cost - (in millions)*			$246				$430
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs:
Compensation	$8	$7	$1	14.3%	$14	$15	$(1)	(6.7)%
Benefits	47	74	(27)	(36.5)%	117	78	39	50.0%
Other occupancy	2	2	—	—%	3	4	(1)	(25.0)%
Other expenses	59	29	30	103.4%	100	60	40	66.7%
Total Transformation Strategy Costs	$116	$112	$4	3.6%	$234	$157	$77	49.0%
Adjustments to assets held for sale:
Other gains	$(101)	$—	$(101)	N/A	$(35)	$—	$(35)	N/A
Total Adjustments to Operating Expenses	$15	$112	$(97)	(86.6)%	$199	$157	$42	26.8%
Compensation and Benefits
Total compensation and benefits, and total compensation and benefits excluding the year over year impact of transformation strategy costs, increased in the second quarter and year-to-date periods.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total compensation costs increased $211 million or 3.3% ($1.0 billion or 8.2% year to date). Excluding the year over year impact of transformation strategy costs, adjusted total compensation costs increased $210 million ($1.0 billion year to date), driven by higher labor cost in our International Package operations and increases in management compensation. International cost increased due to volume growth, as well as the effects of operational disruption last year as a result of COVID-19 restrictions. Management compensation increased due to growth in the overall size of the workforce, salary increases, incentive compensation and commission payments. Year to date, the increase in compensation costs was driven by first-quarter growth in headcount and hours in our U.S. Domestic business when COVID-19 related volume was not present in the comparative period.
Benefits costs increased $273 million or 6.1% ($875 million or 10.1% year to date). Excluding the year over year impact of transformation strategy costs, adjusted benefits costs increased $300 million ($836 million year to date) as a result of:
•Health and welfare costs increased $140 million ($304 million year to date), primarily as a result of increased contributions to multiemployer plans driven by the overall increase in the size of the workforce and contractual rate increases.
•Pension and other postretirement benefits costs increased $91 million ($316 million year to date) due to higher service costs for company-sponsored plans driven by a reduction in discount rates, as well as increased contributions to multiemployer plans as a result of contractually-mandated contribution increases and the overall increase in the size of the workforce.
•Workers' compensation costs increased $73 million ($64 million year to date) driven by increases in overall hours worked, wage and medical inflation and unfavorable second-quarter developments in claim trends.
•Vacation, excused absence, payroll taxes and other costs decreased $5 million (increased $151 million year to date), driven by certain incentive payments in the prior year. Year to date, the impact was offset by salary and wage increases and growth in the overall size of the workforce, as well as an additional discretionary payment to certain part-time employees.
Repairs and Maintenance
We incurred higher costs for aircraft engine maintenance for the quarter and year-to-date periods, primarily due to the increase in operating activity and the replacement of parts on certain types of aircraft. Routine repairs and maintenance for buildings and facilities and maintenance costs for our other transportation equipment also increased.
Depreciation and Amortization
Depreciation and amortization expense increased in the quarter and year-to-date periods as a result of investments in facility automation projects, as well as growth in the size of our vehicle and aircraft fleets and additional investments in internally developed software.
Purchased Transportation
The overall increase in third-party transportation expense charged to us by air, ocean and truck carriers for the quarter and year-to-date periods was primarily driven by:
•Forwarding and Logistics expense increased $487 million ($1.2 billion year to date), primarily due to volume growth and rate increases in our ocean freight and truckload brokerage businesses, partially offset by decreased volume in our international air freight and mail service businesses. Year to date, all businesses contributed to the growth in expense as a result of both volume growth and higher market rates.
•International Package expense increased $179 million ($432 million year to date), primarily due to volume increases in Asia and Europe that drove higher third-party pickup and delivery cost, as well as unfavorable currency movements.
•U.S. Domestic Package expense decreased $18 million (increased $278 million year to date), driven by a decrease in SurePost volume in the quarter which reduced expense by $121 million and lower rail volume (down $51 million). These reductions were largely offset by a $147 million ($336 million year to date) increase in third party carrier cost driven by our ground network enhancements and expanded weekend operations.
Fuel
The increase in fuel expense for the quarter and year-to-date periods was primarily driven by higher prices for jet fuel, diesel and gasoline, as well as the impact of increased aircraft block hours.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Occupancy
Other occupancy expense, and other occupancy expense excluding the year over year impact of transformation strategy costs, increased in the quarter and year-to-date periods due to additional operating facilities coming into service and higher weather-related expenses.
Other Expenses
Other expenses, and other expenses excluding the year over year impact of transformation strategy and other costs, increased in the quarter and year to date, primarily as a result of the following:
•Other operational expenses, including vehicle and equipment rentals, increased $52 million in the second quarter ($127 million year to date), driven by continued business growth.
•The cost of business services that support our operating segments increased $40 million in the second quarter ($72 million year to date), driven by business growth and the expansion of services provided.
•Other increases included payment processing fees, non-income based taxes, customer claims and information technology expenses. These were largely offset by reductions in our allowance for credit losses and reserves for certain tax positions and legal contingencies, as well as reductions in the purchase of COVID-related safety and cleaning supplies.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income and other and interest expense for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Investment Income and Other	$345	$328	$17	5.2%	$3,961	$673	$3,288	N/M
Defined Benefit Plan Mark-to-Market Gain	—	—	—	N/A	(3,290)	—	(3,290)	N/A
Adjusted Investment Income and Other	$345	$328	$17	5.2%	$671	$673	$(2)	(0.3)%

Interest Expense	(167)	(183)	16	(8.7)%	(344)	(350)	6	(1.7)%
Total Other Income and (Expense)	$178	$145	$33	22.8%	$3,617	$323	$3,294	N/M
Adjusted Other Income and (Expense)	$178	$145	$33	22.8%	$327	$323	$4	1.2%
Investment Income and Other
The increase in investment income and other for the second quarter was primarily due to gains from fair value changes in certain non-current investments, partially offset by a decrease in other pension income, foreign currency losses and lower yields on invested assets.
Investment income and other increased $3.3 billion year to date, inclusive of a defined benefit plan mark-to-market gain recognized in March 2021. Excluding the impact of this mark-to-market gain, year-to-date adjusted investment income and other decreased $2 million, primarily due to a decrease in other pension income and foreign currency losses, offset by gains from fair value changes in certain non-current investments. Other pension income includes expected returns on pension assets, net of interest cost on projected benefit obligations and prior service costs.
•Expected returns on pension assets decreased as a result of a reduction in the expected rate of return assumption, partially offset by a higher asset base due to discretionary contributions and positive asset returns in 2020.
•Pension interest cost decreased due to a reduction in projected benefit obligations following interim remeasurements, the impact of lower year end discount rates and a reduction in prior service cost.
Interest Expense
The decrease in interest expense for the second quarter and year-to-date periods was primarily due to lower average outstanding debt balances and lower effective interest rates on floating rate debt and commercial paper, partially offset by lower capitalization of interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Income Tax Expense	$760	$589	$171	29.0%	$2,172	$874	$1,298	148.5%
Income Tax Impact of:
Defined Benefit Plan Mark-to-Market Gain	—	—	—	N/A	(788)	—	(788)	N/A
Transformation Strategy and Other Costs	4	29	(25)	(86.2)%	48	39	9	23.1%
Adjusted Income Tax Expense	$764	$618	$146	23.6%	$1,432	$913	$519	56.8%
Effective Tax Rate	22.1%	25.0%			22.5%	24.2%
Adjusted Effective Tax Rate	22.1%	25.0%			21.9%	24.2%
For additional information on our income tax expense and effective tax rate, see note 17 to the unaudited, consolidated financial statements included in this report.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of June 30, 2021, we had $10.0 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our operating requirements, planned capital expenditures, pension contributions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations. We intend to deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Six Months Ended June 30,
	2021	2020
Net income	$7,468	$2,733
Non-cash operating activities (a)	400	2,672
Pension and postretirement benefit plan contributions (company-sponsored plans)	(276)	(263)
Hedge margin receivables and payables	(25)	128
Income tax receivables and payables	258	380
Changes in working capital and other non-current assets and liabilities	631	291
Other operating activities	(2)	6
Net cash from operating activities	$8,454	$5,947
___________________
(a)Represents depreciation and amortization, gains and losses on derivative transactions and foreign currency exchange, deferred income taxes, allowances for expected credit losses, amortization of operating lease assets, pension and postretirement benefit plan (income) expense, stock compensation expense, changes in casualty self-insurance reserves, goodwill and other asset impairment charges and other non-cash items.
Net cash from operating activities increased $2.5 billion year to date, and was impacted by the following:
•Contributions to our company-sponsored pension and U.S. postretirement medical benefit plans totaled $276 million during 2021 compared to $263 million in 2020.
•Our net hedge margin collateral position decreased by $153 million due to changes in the fair value of derivative contracts used in our currency and interest rate hedging programs.
•Favorable changes in our working capital, comprised of:
◦A reduction in accounts receivable due to improved collections experience.
◦Increases in accounts payable resulting from business growth and the timing of duty and tax settlements.
◦A reduction in compensation-related items, which included the impact of deferring approximately $370 million of employer payroll taxes under the Coronavirus Aid, Relief and Economic Security Act in the prior year.
•Income taxes payable decreased due to expected refunds and payments.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amounts due to our suppliers that participate in the SCF program are included in accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of June 30, 2021 and 2020, suppliers sold them $412 and $446 million, respectively, of our outstanding payment obligations. Amounts due to suppliers that participate in the SCF program may be reflected in cash flows from operating activities or cash flows from investing activities in our consolidated statements of cash flows. Amounts settled through the SCF program totaled approximately $578 and $527 million for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, approximately $3.2 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases, pension contributions and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Six Months Ended June 30,
	2021	2020
Net cash used in investing activities	$(734)	$(1,943)

Capital Expenditures:
Buildings, facilities and plant equipment	$(719)	$(1,023)
Aircraft and parts	(438)	(463)
Vehicles	(261)	(196)
Information technology	(252)	(383)
	$(1,670)	$(2,065)

Capital Expenditures as a % of revenue	3.6%	5.4%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$863	$2
Net change in finance receivables	$16	$16
Net (purchases), sales and maturities of marketable securities	$73	$110
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(5)	$—
Other investing activities	$(11)	$(6)
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
Capital expenditures on buildings, facilities and plant equipment decreased in our global small package business, as we reduced spending on facility expansion projects. Capital spending on aircraft decreased due to reductions in contract deposits on open aircraft orders, partially offset by increases in final payments associated with the delivery of aircraft. Capital spending on vehicles increased due to the timing of deliveries and payments. Capital spending on information technology decreased due to fewer technology-related projects.
Proceeds from the disposal of businesses, property, plant and equipment increased as a result of the completion of the divestiture of our UPS Freight business for cash proceeds of $848 million. The proceeds were used to reduce outstanding indebtedness.
Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will fluctuate from period to period.
Cash paid for business acquisitions in 2021 related to the acquisition of area franchise rights for The UPS Store. There was no cash paid for business acquisitions in the first six months of 2020. Other investing activities were impacted by changes in our non-current investments, purchase contract deposits and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (amounts in millions, except per share data):

	Six Months Ended June 30,
	2021	2020
Net cash used in financing activities	$(4,038)	$(399)
Share Repurchases:
Cash expended for shares repurchased	—	(231)
Number of shares repurchased	—	(2.1)
Shares outstanding at period end	872	863
Percent increase (decrease) in shares outstanding	0.8%	0.7%
Dividends:
Dividends declared per share	$2.04	$2.02
Cash expended for dividend payments	$(1,718)	$(1,683)
Borrowings:
Net borrowings (repayments) of debt principal	$(2,101)	$1,718
Other Financing Activities:
Cash received for common stock issuances	$141	$131
Other financing activities	$(360)	$(334)
Capitalization:
Total debt outstanding at period end	22,591	26,948
Total shareowners’ equity at period end	10,822	4,376
Total capitalization	$33,413	$31,324
We did not repurchase any shares under our stock repurchase program during the six months ended June 30, 2021. We repurchased a total of 2.1 million shares of class A and class B common stock for $217 million in the prior year-to-date period ($231 million in repurchases is reported on the statement of cash flows due to timing of settlements). For additional information on our share repurchase activities, see note 13 to the unaudited, consolidated financial statements included in this report.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. As previously disclosed, we expect to continue paying regular cash dividends, with a targeted dividend payout ratio, beginning in 2022, of approximately 50% of our prior year's adjusted net income. We increased our quarterly cash dividend payment to $1.02 per share in 2021, compared to $1.01 in 2020.
Year-to-date issuances of debt consisted of borrowings under our commercial paper program. Repayments of debt year to date included fixed-rate senior notes totaling $2.6 billion, commercial paper and scheduled principal payments on our finance lease obligations. In the prior year-to-date period, issuances of debt consisted primarily of fixed-rate senior notes of varying maturities totaling $3.5 billion, as well as borrowings under our commercial paper program. Repayments included $424 million of 8.375% Debentures, commercial paper and scheduled principal payments on our finance lease obligations.
We have $2.0 billion and $2.3 billion of fixed and floating rate notes that mature in 2022 and 2023, respectively. We currently intend to repay this debt at maturity. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Functional currency outstanding balance at quarter-end	Outstanding balance at quarter-end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2021
USD	$498	$498	$283	$283	0.05%
Total		$498
We had no outstanding balances under our European commercial paper program in the first six months of 2021.
Cash flows for other financing activities were driven by the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards. Cash outflows were $359 and $323 million in the first six months of 2021 and 2020, respectively. The increase was driven by changes in payment levels for certain of our awards.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates, interest rates and equity prices. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we utilize a variety of commodity, foreign currency exchange and interest rate forward contracts, options and swaps. A discussion of our accounting policies for derivative instruments and further disclosures are provided in note 16 to the unaudited, consolidated financial statements.
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2021	December 31, 2020
Currency Derivatives	$(6)	$(83)
Interest Rate Derivatives	10	17
	$4	$(66)
As of June 30, 2021 and December 31, 2020, we had no outstanding commodity hedge positions.
Our market risks, hedging strategies and financial instrument positions as of June 30, 2021 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. In 2021, we entered into several foreign currency exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forward contracts expire. The remaining fair value changes between December 31, 2020 and June 30, 2021 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
The foreign currency exchange forward contracts, swaps and options previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements; however, we minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines and by monitoring counterparty credit risk to prevent concentrations of credit risk with any single counterparty.
We have agreements with all of our active counterparties (covering all of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. As of June 30, 2021, we held cash collateral of $67 million and were required to post cash collateral of $104 million with our counterparties under these agreements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We have not experienced any material impact to our internal controls over financial reporting despite the fact that more of our employees are working remotely during the COVID-19 pandemic. In recent periods, we have enhanced our oversight and monitoring during the close and reporting process and we continue to monitor and assess the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In May 2016, the Board of Directors approved a share repurchase authorization for $8.0 billion of class A and class B common stock. As of June 30, 2021, we had $2.1 billion available under this authorization. In August 2021, the Board of Directors terminated this authorization and approved a new share repurchase authorization for $5.0 billion.
For additional information on our share repurchase activities, see note 13 to the unaudited, consolidated financial statements included in this report.

Item 6.Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	August 5, 2021	By:	/S/ BRIAN O. NEWMAN
Brian O. Newman
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)