Form 10-Q
period 2021-09-30
UNITED PARCEL SERVICE INC
filed 2021-11-04
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 139,983,977 Class A shares, and 729,158,173 Class B shares, with a par value of $0.01 per share, outstanding at October 24, 2021.

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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2021 (unaudited) and December 31, 2020 (in millions)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$10,212	$5,910
Marketable securities	348	406
Accounts receivable	10,602	10,888
Less: Allowance for credit losses	(128)	(138)
Accounts receivable, net	10,474	10,750
Assets held for sale	—	1,197
Other current assets	1,809	1,953
Total Current Assets	22,843	20,216
Property, Plant and Equipment, Net	32,859	32,254
Operating Lease Right-Of-Use Assets	3,460	3,073
Goodwill	3,332	3,367
Intangible Assets, Net	2,224	2,274
Investments and Restricted Cash	24	25
Deferred Income Tax Assets	181	527
Other Non-Current Assets	816	672
Total Assets	$65,739	$62,408
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$1,268	$2,623
Current maturities of operating leases	552	560
Accounts payable	6,445	6,455
Accrued wages and withholdings	3,805	3,569
Self-insurance reserves	1,093	1,085
Accrued group welfare and retirement plan contributions	957	927
Liabilities to be disposed of	—	347
Other current liabilities	1,352	1,450
Total Current Liabilities	15,472	17,016
Long-Term Debt and Finance Leases	20,838	22,031
Non-Current Operating Leases	2,938	2,540
Pension and Postretirement Benefit Obligations	7,672	15,817
Deferred Income Tax Liabilities	2,775	488
Other Non-Current Liabilities	3,987	3,847
Shareowners’ Equity:
Class A common stock (141 and 147 shares issued in 2021 and 2020, respectively)	2	2
Class B common stock (728 and 718 shares issued in 2021 and 2020, respectively)	7	7
Additional paid-in capital	1,088	865
Retained earnings	13,973	6,896
Accumulated other comprehensive loss	(3,029)	(7,113)
Deferred compensation obligations	16	20
Less: Treasury stock (0.3 shares in 2021 and 0.4 shares in 2020)	(16)	(20)
Total Equity for Controlling Interests	12,041	657
Noncontrolling interests	16	12
Total Shareowners’ Equity	12,057	669
Total Liabilities and Shareowners’ Equity	$65,739	$62,408

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$23,184	$21,238	$69,516	$59,732
Operating Expenses:
Compensation and benefits	11,148	11,077	33,958	32,006
Repairs and maintenance	619	576	1,837	1,693
Depreciation and amortization	738	677	2,199	1,986
Purchased transportation	4,638	3,937	13,327	10,584
Fuel	950	618	2,672	1,878
Other occupancy	384	376	1,252	1,114
Other expenses	1,811	1,614	5,352	4,824
Total Operating Expenses	20,288	18,875	60,597	54,085
Operating Profit	2,896	2,363	8,919	5,647
Other Income and (Expense):
Investment income and other	274	338	4,235	1,011
Interest expense	(177)	(176)	(521)	(526)
Total Other Income and (Expense)	97	162	3,714	485
Income Before Income Taxes	2,993	2,525	12,633	6,132
Income Tax Expense	664	568	2,836	1,442
Net Income	$2,329	$1,957	$9,797	$4,690
Basic Earnings Per Share	$2.66	$2.25	$11.21	$5.42
Diluted Earnings Per Share	$2.65	$2.24	$11.16	$5.39

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$2,329	$1,957	$9,797	$4,690
Change in foreign currency translation adjustment, net of tax	(106)	65	(140)	(66)
Change in unrealized gain (loss) on marketable securities, net of tax	—	(2)	(5)	3
Change in unrealized gain (loss) on cash flow hedges, net of tax	112	(195)	180	(92)
Change in unrecognized pension and postretirement benefit costs, net of tax	29	43	4,049	130
Comprehensive Income (Loss)	$2,364	$1,868	$13,881	$4,665

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$9,797	$4,690
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,199	1,986
Pension and postretirement benefit (income) expense	(2,656)	481
Pension and postretirement benefit contributions	(331)	(1,307)
Self-insurance reserves	122	388
Deferred tax (benefit) expense	1,271	566
Stock compensation expense	700	508
Other (gains) losses	33	164
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(21)	352
Other assets	256	391
Accounts payable	20	(450)
Accrued wages and withholdings	306	1,330
Other liabilities	65	120
Other operating activities	—	64
Net cash from operating activities	11,761	9,283
Cash Flows From Investing Activities:
Capital expenditures	(2,570)	(3,219)
Proceeds from disposal of businesses, property, plant and equipment	870	10
Purchases of marketable securities	(197)	(202)
Sales and maturities of marketable securities	257	309
Net change in finance receivables	28	24
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(12)	(13)
Other investing activities	24	(15)
Net cash used in investing activities	(1,600)	(3,106)
Cash Flows From Financing Activities:
Net change in short-term debt	—	(1,924)
Proceeds from long-term borrowings	—	5,003
Repayments of long-term borrowings	(2,613)	(2,746)
Purchases of common stock	(500)	(224)
Issuances of common stock	196	214
Dividends	(2,578)	(2,528)
Other financing activities	(361)	(351)
Net cash used in financing activities	(5,856)	(2,556)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(3)	(19)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	4,302	3,602
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	5,910	5,238
End of period	$10,212	$8,840

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying interim unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2021, our results of operations for the three and nine months ended September 30, 2021 and 2020 and our cash flows for the nine months ended September 30, 2021 and 2020. The results reported in these interim unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The interim unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of September 30, 2021 and December 31, 2020. The fair values of our investment securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 8, our short- and long-term debt in note 10 and our derivative instruments in note 16. We utilized Level 1 inputs in the fair value hierarchy of valuation techniques to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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
For accounting standards adopted in the period ended September 30, 2020, refer to note 1 to our audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Other accounting pronouncements adopted during the periods covered by the unaudited, consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued before, but not effective until after, September 30, 2021, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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
Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Next Day Air	$2,415	$2,098	$7,202	$6,137
Deferred	1,304	1,378	3,877	3,873
Ground	10,489	9,749	31,541	27,745
U.S. Domestic Package	14,208	13,225	42,620	37,755

Domestic	852	776	2,716	2,183
Export	3,641	3,153	10,808	8,538
Cargo & Other	227	158	620	454
International Package	4,720	4,087	14,144	11,175

Forwarding	2,625	1,753	7,006	4,897
Logistics	1,158	1,040	3,424	2,862
Freight	—	870	1,064	2,360
Other	473	263	1,258	683
Supply Chain Solutions	4,256	3,926	12,752	10,802

Consolidated revenue	$23,184	$21,238	$69,516	$59,732
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
In the third quarter of 2021, we increased our allowance for expected credit losses by $5 million (a decrease of $10 million year to date) based upon current forecasts that reflect changes in the economic outlook. Our allowance for credit losses as of September 30, 2021 and December 31, 2020 was $128 and $138 million, respectively. Amounts for credit losses charged to expense, before recoveries, during the three months ended September 30, 2021 and 2020 were $48 and $51 million, respectively, and for the nine months ended September 30, 2021 and 2020, were $128 and $204 million, respectively.
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
Contract assets related to in-transit packages were $339 and $279 million as of September 30, 2021 and December 31, 2020, respectively, net of deferred revenue related to in-transit packages of $359 and $279 million as of September 30, 2021 and December 31, 2020, respectively. Contract assets are included within "Other current assets" in the consolidated balance sheets. Short-term contract liabilities related to advance payments from customers were $35 and $21 million as of September 30, 2021 and December 31, 2020, respectively. Short-term contract liabilities are included within "Other current liabilities" in the consolidated balance sheets. Long-term contract liabilities related to advance payments from customers were $26 million as of both September 30, 2021 and December 31, 2020. Long-term contract liabilities are included within "Other Non-Current Liabilities" in the consolidated balance sheets.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average assumptions used and the weighted-average fair values of the LTIP awards granted in 2021 and 2020 are as follows:

	2021	2020
Risk-free interest rate	0.19%	0.15%
Expected volatility	30.70%	27.53%
Weighted-average fair value of RPUs granted	$167.31	$92.77
Share payout	102.40%	101.00%
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
Pre-tax compensation expense for share-based awards recognized in Compensation and benefits on the statements of consolidated income for the three months ended September 30, 2021 and 2020 was $179 and $140 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $700 and $508 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of September 30, 2021 and December 31, 2020 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2021:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	222	1	—	223
Mortgage and asset-backed debt securities	—	—	—	—
Corporate debt securities	113	2	—	115
U.S. state and local municipal debt securities	5	—	—	5
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	343	3	—	346

Total current marketable securities	$345	$3	$—	$348

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2020:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	181	3	—	184
Mortgage and asset-backed debt securities	30	1	—	31
Corporate debt securities	174	4	—	178
U.S. state and local municipal debt securities	—	—	—	—
Non-U.S. government debt securities	11	—	—	11
Total available-for-sale marketable securities	396	8	—	404

Total current marketable securities	$398	$8	$—	$406
Investment Impairments
We have concluded that no material impairment losses existed as of September 30, 2021. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturity Information
The amortized cost and estimated fair value of marketable securities as of September 30, 2021 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$35	$35
Due after one year through three years	306	309
Due after three years through five years	2	2
Due after five years	—	—
	343	346
Equity securities	2	2
	$345	$348
Non-Current Investments and Restricted Cash
We held a $23 million investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan as of both September 30, 2021 and December 31, 2020. The change in investment fair value is recognized in Investment income and other in the statements of consolidated income. Additionally, we held escrowed cash related to the acquisition and disposition of certain assets of $1 million and $2 million as of September 30, 2021 and December 31, 2020, respectively. These amounts are classified as Investments and Restricted Cash in the consolidated balance sheets.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions):

	September 30, 2021	December 31, 2020	September 30, 2020
Cash and cash equivalents	$10,212	$5,910	$8,839
Restricted cash	—	—	1
Total cash, cash equivalents and restricted cash	$10,212	$5,910	$8,840
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
September 30, 2021:
Marketable Securities:
U.S. government and agency debt securities	$217	$6	$—	$223
Mortgage and asset-backed debt securities	—	—	—	—
Corporate debt securities	—	115	—	115
U.S. state and local municipal debt securities	—	5	—	5
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	3	—	3
Total marketable securities	217	131	—	348
Other non-current investments	23	—	—	23
Total	$240	$131	$—	$371

December 31, 2020:
Marketable Securities:
U.S. government and agency debt securities	$184	$—	$—	$184
Mortgage and asset-backed debt securities	—	31	—	31
Corporate debt securities	—	178	—	178
U.S. state and local municipal debt securities	—	—	—	—
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	11	—	11
Total marketable securities	184	222	—	406
Other non-current investments	23	—	—	23
Total	$207	$222	$—	$429
There were no transfers of investments between Level 1 and Level 2 during the nine months ended September 30, 2021 or 2020.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. ASSETS HELD FOR SALE
As previously disclosed, on January 24, 2021, we entered into a definitive agreement to divest our UPS Freight business to TFI International Inc. ("TFI") for $800 million, subject to working capital and other adjustments.
As of December 31, 2020, we classified UPS Freight as held for sale and, as a result, recognized a total pre-tax impairment charge of $686 million ($629 million after tax), comprised of a goodwill impairment charge of $494 million and a valuation allowance of $192 million to adjust the carrying value of the disposal group to fair value less cost to sell. As of March 31, 2021, we increased the valuation allowance by $66 million ($50 million after tax) to adjust the carrying value of the disposal group to our revised estimate of fair value less cost to sell.
On April 30, 2021, we completed the divestiture of UPS Freight for cash proceeds of $848 million, which included our estimate of working capital and other adjustments. Self-insurance reserves for UPS Freight and obligations for benefits earned within UPS-sponsored pension and postretirement medical benefit plans were retained by us. In connection with the completion of the divestiture of UPS Freight, we remeasured and amended certain of our company-sponsored U.S. pension and postretirement medical benefit plans, resulting in a $2.1 billion reduction in the obligations included in our consolidated balance sheet. Also in connection with the completion of the divestiture, we recorded a pre-tax gain of $101 million ($77 million after tax), which included the impact of the plan remeasurements and plan amendments.
There were no adjustments recorded during the three months ended September 30, 2021. The nine months ended September 30, 2021 include a net pre-tax gain of $35 million ($27 million after tax), recognized within Other expenses in the statements of consolidated income.
UPS and TFI also entered into an agreement for UPS Freight to continue to utilize our U.S. Domestic Package network to fulfill shipments for an initial period of five years. UPS also agreed to provide certain other services to TFI for a transitional period. We recognize our performance under commercial agreements as revenue in the statements of consolidated income. Expenses associated with commercial agreements are presented in the respective line items of operating expenses in the statements of consolidated income.
The following table summarizes the carrying values of the assets and liabilities classified as held for sale in our consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in millions):

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2021 and December 31, 2020 consisted of the following (in millions):

	2021	2020
Vehicles	$9,990	$9,786
Aircraft	21,497	20,549
Land	2,049	2,052
Buildings	5,844	5,425
Building and leasehold improvements	4,987	4,921
Plant equipment	15,315	14,684
Technology equipment	2,788	2,626
Construction-in-progress	1,507	2,048
	63,977	62,091
Less: Accumulated depreciation and amortization	(31,118)	(29,837)
Property, Plant and Equipment, Net	$32,859	$32,254
Property, plant and equipment purchased on account was $365 and $319 million as of September 30, 2021 and December 31, 2020, respectively.
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aviation fuel prices and other factors. Additionally, we monitor all other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. There were no material impairment charges to our property, plant and equipment for the three months ended September 30, 2021. For the nine months ended September 30, 2021, we recognized impairment charges of $30 million due to the cancellation of certain facility automation and expansion projects. There were no material impairment charges for the corresponding periods of 2020.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit (income) cost for our company-sponsored pension and postretirement benefit plans for the three and nine months ended September 30, 2021 and 2020 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2021	2020	2021	2020	2021	2020
Three Months Ended September 30:
Service cost	$442	$463	$7	$7	$19	$17
Interest cost	490	495	21	23	9	10
Expected return on assets	(825)	(887)	(1)	(2)	(17)	(22)
Amortization of prior service cost	36	55	2	1	—	—
Net periodic benefit cost	$143	$126	$29	$29	$11	$5

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2021	2020	2021	2020	2021	2020
Nine Months Ended September 30:
Service cost	$1,456	$1,390	$21	$22	$57	$50
Interest cost	1,459	1,483	60	68	29	30
Expected return on assets	(2,502)	(2,662)	(4)	(6)	(51)	(64)
Amortization of prior service cost	103	164	5	5	1	1
Actuarial (gain) loss	(3,290)	—	—	—	—	—
Net periodic benefit (income) cost	$(2,774)	$375	$82	$89	$36	$17
The components of net periodic benefit (income) cost other than current service cost are presented within Investment income and other in the statements of consolidated income.
The divestiture of UPS Freight triggered an interim remeasurement of certain UPS-sponsored pension and postretirement medical benefit plans under Accounting Standards Codification Topic 715 ("ASC 715"). Accordingly, we remeasured the plan assets and benefit obligations of the UPS Pension Plan, UPS Retirement Plan and UPS Retired Employee Health Care Plan as of April 30, 2021.
The interim remeasurement resulted in an actuarial gain of $2.1 billion, reflecting a gain from updated actuarial assumptions. The actuarial gain reflects a $3.7 billion benefit from a 49 basis point increase in the discount rate compared to December 31, 2020 and a $0.1 billion benefit related to workforce reductions associated with the divestiture, offset by a $1.7 billion asset loss resulting from actual asset returns approximately 430 basis points below our expected return. As a result, $2.1 billion of the actuarial gain was recorded in accumulated other comprehensive income within the equity section of the consolidated balance sheet. A pre-tax actuarial gain of $69 million ($52 million after tax) was immediately recognized for a prior service credit related to the divested group in the statement of consolidated income for the second quarter. We also amended certain benefit terms within the aforementioned plans as of April 30, 2021. The amendment to the UPS Pension Plan resulted in the immediate recognition of a $66 million ($50 million after tax) loss in the statement of consolidated income for the second quarter.
The impacts of the plan remeasurements and plan amendments are included within Other expenses in the statements of consolidated income as components of the divestiture of UPS Freight.
During the first nine months of 2021, we contributed $96 and $235 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We expect to contribute approximately $21 million over the remainder of the year to our U.S. postretirement medical benefit plans.

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
As of September 30, 2021 and December 31, 2020, we had $832 and $837 million, respectively, recorded in Other non-current liabilities on our consolidated balance sheets and $8 and $7 million as of September 30, 2021 and December 31, 2020, respectively, recorded in Other current liabilities on our consolidated balance sheets associated with our previous withdrawal from a multiemployer pension plan. This liability is payable in equal monthly installments over a remaining term of approximately 41 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of September 30, 2021 and December 31, 2020 was $966 million and $1.0 billion, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of September 30, 2021 and December 31, 2020 (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
December 31, 2020:	$715	$422	$2,230	$3,367
Acquired	—	—	—	—
Currency / Other	—	(12)	(23)	(35)
September 30, 2021:	$715	$410	$2,207	$3,332
The change in goodwill for both International Package and Supply Chain Solutions was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of September 30, 2021 and December 31, 2020 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2021:
Capitalized software	$4,785	$(3,197)	$1,588
Licenses	101	(59)	42
Franchise rights	177	(116)	61
Customer relationships	722	(393)	329
Trade name	200	—	200
Trademarks, patents and other	22	(18)	4
Total Intangible Assets, Net	$6,007	$(3,783)	$2,224
December 31, 2020:
Capitalized software	$4,531	$(2,962)	$1,569
Licenses	100	(37)	63
Franchise rights	165	(113)	52
Customer relationships	729	(344)	385
Trade name	200	—	200
Trademarks, patents and other	18	(13)	5
Total Intangible Assets, Net	$5,743	$(3,469)	$2,274
As of September 30, 2021, we had a trade name with a carrying value of $200 million and licenses with a current carrying value of $4 million, which are deemed to be indefinite-lived intangible assets and are included in the table above. Our annual impairment testing of these assets indicated that the fair value of the trade name, which is associated with our truckload brokerage business, remained greater than its carrying value as of our July 1 testing date, although this excess was less than 10 percent. There were no events or changes in circumstances during the third quarter of 2021 that would indicate the carrying amount of our indefinite-lived intangible assets may be impaired as of the date of this report.
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. There were no impairment charges for finite-lived intangible assets during the three months ended September 30, 2021 and 2020. Impairment charges for finite-lived intangible assets during the nine months ended September 30, 2021 and 2020 were $7 million and $4 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of September 30, 2021 and December 31, 2020 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2021	2020
Commercial paper	$—		$—	$15

Fixed-rate senior notes:
3.125% senior notes	—	2021	—	1,507
2.050% senior notes	—	2021	—	700
2.450% senior notes	1,000	2022	1,016	1,028
2.350% senior notes	600	2022	600	599
2.500% senior notes	1,000	2023	998	997
2.800% senior notes	500	2024	498	498
2.200% senior notes	400	2024	399	398
3.900% senior notes	1,000	2025	996	995
2.400% senior notes	500	2026	498	498
3.050% senior notes	1,000	2027	994	993
3.400% senior notes	750	2029	746	746
2.500% senior notes	400	2029	397	397
4.450% senior notes	750	2030	743	743
6.200% senior notes	1,500	2038	1,484	1,483
5.200% senior notes	500	2040	494	493
4.875% senior notes	500	2040	491	490
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	492	491
3.750% senior notes	1,150	2047	1,137	1,137
4.250% senior notes	750	2049	743	742
3.400% senior notes	700	2049	688	688
5.300% senior notes	1,250	2050	1,231	1,231
Floating-rate senior notes:
Floating-rate senior notes	—	2021	—	350
Floating-rate senior notes	400	2022	400	399
Floating-rate senior notes	500	2023	500	499
Floating-rate senior notes	1,039	2049-2067	1,027	1,027
Debentures:
7.620% debentures(1)	276	2030	280	281
Pound Sterling Notes:
5.500% notes	89	2031	88	90
5.125% notes	612	2050	581	586
Euro Senior Notes:
0.375% senior notes	811	2023	808	857
1.625% senior notes	811	2025	807	856
1.000% senior notes	579	2028	576	611
1.500% senior notes	579	2032	575	611
Canadian senior notes:
2.125% senior notes	588	2024	586	583
Finance lease obligations	542	2021-2062	542	342
Facility notes and bonds	320	2029-2045	320	320
Other debt	3	2021-2025	3	5
Total debt	$22,274		22,106	24,654
Less: current maturities			(1,268)	(2,623)
Long-term debt			$20,838	$22,031
(1) On April 1, 2020, the interest rate on these debentures decreased from 8.375% to 7.620% for the remaining 10 years until maturity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. As of September 30, 2021, we had no outstanding balances under our commercial paper programs.
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
There were no amounts outstanding under these facilities as of September 30, 2021. We expect to renew these credit agreements in the fourth quarter of 2021 on substantially the same terms, except for extending the expiration dates thereof, replacing LIBOR with an alternative reference rate and reducing availability thereunder to $1.0 billion and $2.0 billion, respectively.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2021, and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2021, 10% of net tangible assets was equivalent to $4.5 billion and we had no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $25.4 and $28.3 billion as of September 30, 2021 and December 31, 2020, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
Aircraft
In addition to the aircraft that we own, we have leases for 320 aircraft. Of these leased aircraft, 22 are classified as finance leases, 18 are classified as operating leases and the remaining 280 are classified as short-term leases. A majority of the obligations associated with the aircraft classified as finance leases have been legally defeased. The majority of our long-term aircraft operating leases are operated by a third party to handle package and cargo volume in geographic regions where, due to government regulations, we are restricted from operating an airline.
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
The components of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$183	$180	$537	$527
Finance lease costs:
Amortization of assets	24	20	70	58
Interest on lease liabilities	4	4	11	14
Total finance lease costs	28	24	81	72
Variable lease costs	51	58	178	171
Short-term lease costs	305	260	835	716
Total lease costs	$567	$522	$1,631	$1,486

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental information related to leases and location within our consolidated balance sheets are as follows (in millions, except lease term and discount rate):

	September 30, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	$3,460	$3,073

Current maturities of operating leases	$552	$560
Non-current operating leases	2,938	2,540
Total operating lease liabilities	$3,490	$3,100

Finance Leases:
Property, plant and equipment, net	$1,260	$1,225

Current maturities of long-term debt, commercial paper and finance leases	$268	$56
Long-term debt and finance leases	274	286
Total finance lease liabilities	$542	$342

Weighted average remaining lease term (in years):
Operating leases	11.8	11.2
Finance leases	5.6	9.3

Weighted average discount rate:
Operating leases	1.98%	2.28%
Finance leases	2.14%	4.14%

Supplemental cash flow information related to leases is as follows (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$538	$508
Operating cash flows from finance leases	8	11
Financing cash flows from finance leases	48	136

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$953	$544
Finance leases	252	50

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of September 30, 2021 are as follows (in millions):

	Finance Leases	Operating Leases
2021	$166	$127
2022	138	629
2023	58	533
2024	35	440
2025	30	392
Thereafter	195	1,889
Total lease payments	622	4,010
Less: Imputed interest	(80)	(520)
Total lease obligations	542	3,490
Less: Current obligations	(268)	(552)
Long-term lease obligations	$274	$2,938
As of September 30, 2021, we had $405 million of additional leases which had not commenced. These leases will commence between 2021 and 2023 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

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
Judicial Proceedings
We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. At this time, we do not believe that any loss associated with any such matter will have a material impact on our operations or financial condition. One of these matters, Hughes v. UPS Supply Chain Solutions, Inc. and United Parcel Service, Inc. had previously been certified as a class action in Kentucky state court. In the second quarter of 2019, the court granted our motion for judgment on the pleadings related to the wage-and-hour claims. The plaintiffs appealed this decision, but the appeal has been denied.
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
In August 2016, Spain’s National Markets and Competition Commission (“CNMC”) announced an investigation into 10 companies in the commercial delivery and parcel industry, including UPS, related to alleged nonaggression agreements to allocate customers. In May 2017, UPS received a Statement of Objections issued by the CNMC. In July 2017, UPS received a Proposed Decision from the CNMC. On March 8, 2018, the CNMC adopted a final decision, finding an infringement and imposing an immaterial fine on UPS. UPS appealed the decision and, in September 2018, obtained a suspension of the implementation of the decision (including payment of the fine). The appeal is pending. We do not believe that any loss from this matter would have a material impact on our operations or financial condition. We are vigorously defending ourselves and believe that we have a number of meritorious legal defenses. There are also unresolved questions of law and fact that could be important to the ultimate resolution of this matter.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Minority Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of September 30, 2021, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of September 30, 2021, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interests accounts for the three and nine months ended September 30, 2021 and 2020 (in millions, except per share amounts):

Three Months Ended September 30:	2021		2020
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	144	$2	157	$2
Stock award plans	(1)	—	—	—
Common stock issuances	1	—	1	—
Conversions of class A to class B common stock	(3)	—	(8)	—
Class A shares issued at end of period	141	$2	150	$2
Class B Common Stock
Balance at beginning of period	728	$7	706	$7
Common stock purchases	(3)	—	—	—
Conversions of class A to class B common stock	3	—	8	—
Class B shares issued at end of period	728	$7	714	$7
Additional Paid-In Capital
Balance at beginning of period		$1,329		$255
Common stock purchases		(500)		—
Stock award plans		176		145
Common stock issuances		83		90
Balance at end of period		$1,088		$490
Retained Earnings
Balance at beginning of period		$12,531		$10,032
Net income attributable to common shareowners		2,329		1,957
Dividends ($1.02 and $1.01 per share) (1)		(887)		(873)
Other		—		(1)
Balance at end of period		$13,973		$11,115
Non-Controlling Minority Interest
Balance at beginning of period		$17		$13
Change in non-controlling minority interest		(1)		1
Balance at end of period		$16		$14
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $27 and $28 million as of September 30, 2021 and 2020, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:	2021		2020
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	147	$2	156	$2
Stock award plans	5	—	6	—
Common stock issuances	2	—	3	—
Conversions of class A to class B common stock	(13)	—	(15)	—
Class A shares issued at end of period	141	$2	150	$2
Class B Common Stock
Balance at beginning of period	718	$7	701	$7
Common stock purchases	(3)	—	(2)	—
Conversions of class A to class B common stock	13	—	15	—
Class B shares issued at end of period	728	$7	714	$7
Additional Paid-In Capital
Balance at beginning of period		$865		$150
Common stock purchases		(500)		(217)
Stock award plans		399		215
Common stock issuances		324		342
Balance at end of period		$1,088		$490
Retained Earnings
Balance at beginning of period		$6,896		$9,105
Net income attributable to controlling interests		9,797		4,690
Dividends ($3.06 and $3.03 per share) (1)		(2,718)		(2,679)
Other		(2)		(1)
Balance at end of period		$13,973		$11,115
Non-Controlling Interests
Balance at beginning of period		$12		$16
Change in non-controlling minority interest		4		(2)
Balance at end of period		$16		$14
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $140 and $151 million as of September 30, 2021 and 2020 respectively, that were settled in shares of class A common stock.

In May 2016, the Board of Directors approved a share repurchase authorization for $8.0 billion of class A and class B common stock. We did not repurchase any shares under this program during the three months ended September 30, 2020. We repurchased 2.1 million shares of class A and class B common stock for $217 million during the nine months ended September 30, 2020 ($224 million in repurchases are reported on the statements of consolidated cash flows due to the timing of settlements). We did not repurchase any shares under this program during the three and nine months ended September 30, 2021.
In August 2021, the Board of Directors terminated this authorization and approved a new share repurchase authorization for $5.0 billion. We repurchased 2.6 million shares of class B common stock for $500 million under an accelerated stock repurchase transaction during the three and nine months ended September 30, 2021. As of September 30, 2021, we had $4.5 billion of our share repurchase authorization available.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)
We recognize activity in AOCI for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the three and nine months ended September 30, 2021 and 2020 was as follows (in millions):

Three Months Ended September 30:	2021	2020
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of period	$(1,015)	$(1,209)
Translation adjustment (net of tax effect of $8 and $(14))	(106)	65
Balance at end of period	(1,121)	(1,144)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of period	1	9
Current period changes in fair value (net of tax effect of $0 and $0)	—	(1)
Reclassification to earnings (net of tax effect of $0 and $0)	—	(1)
Balance at end of period	1	7
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	(155)	215
Current period changes in fair value (net of tax effect of $40 and $(53))	126	(168)
Reclassification to earnings (net of tax effect of $(5) and $(8))	(14)	(27)
Balance at end of period	(43)	20
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(1,895)	(4,948)
Reclassification to earnings (net of tax effect of $9 and $13)	29	43
Balance at end of period	(1,866)	(4,905)
Accumulated other comprehensive income (loss) at end of period	$(3,029)	$(6,022)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:	2021	2020
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(981)	$(1,078)
Translation adjustment (net of tax effect of $37 and $(15))	(140)	(66)
Balance at end of period	(1,121)	(1,144)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	6	4
Current period changes in fair value (net of tax effect of $0 and $1)	(1)	6
Reclassification to earnings (net of tax effect of $0 and $(1))	(4)	(3)
Balance at end of period	1	7
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(223)	112
Current period changes in fair value (net of tax effect of $65 and $10)	207	33
Reclassification to earnings (net of tax effect of $(9) and $(39))	(27)	(125)
Balance at end of period	(43)	20
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(5,915)	(5,035)
Net actuarial gain (loss) resulting from remeasurements of plan assets and liabilities (net of tax effect of $2,039 and $0)	6,470	—
Reclassification to earnings (net of tax effect of $(763) and $40)	(2,421)	130
Balance at end of period	(1,866)	(4,905)
Accumulated other comprehensive income (loss) at end of period	$(3,029)	$(6,022)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and nine months ended September 30, 2021 and 2020 is as follows (in millions):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
Three Months Ended September 30:	2021	2020
Unrealized Gain (Loss) on Marketable Securities:
Realized gain (loss) on sale of securities	$—	$1	Investment income and other
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	1	Net income
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	(3)	(3)	Interest expense
Foreign currency exchange contracts	22	38	Revenue
Income tax (expense) benefit	(5)	(8)	Income tax expense
Impact on net income	14	27	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(38)	(56)	Investment income and other
Prior service credit for divested business	—	—	Other expenses
Plan amendments for divested business	—	—	Other expenses
Income tax (expense) benefit	9	13	Income tax expense
Impact on net income	(29)	(43)	Net income
Total amount reclassified for the period	$(15)	$(15)	Net income

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
Nine Months Ended September 30:	2021	2020
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	$4	$4	Investment income and other
Income tax (expense) benefit	—	(1)	Income tax expense
Impact on net income	4	3	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(8)	(9)	Interest expense
Foreign currency exchange contracts	44	173	Revenue
Income tax (expense) benefit	(9)	(39)	Income tax expense
Impact on net income	27	125	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(109)	(170)	Investment income and other
Prior service credit for divested business	69	—	Other expenses
Plan amendments for divested business	(66)	—	Other expenses
Remeasurement of benefit obligation	3,290	—	Investment income and other
Income tax (expense) benefit	(763)	40	Income tax expense
Impact on net income	2,421	(130)	Net income
Total amount reclassified for the period	$2,452	$(2)	Net income

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
Activity in the deferred compensation program for the three and nine months ended September 30, 2021 and 2020 was as follows (in millions):

	2021		2020
Three Months Ended September 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$16		$20
Reinvested dividends		—		—
Benefit payments		—		—
Balance at end of period		$16		$20
Treasury Stock:
Balance at beginning of period	—	$(16)	—	$(20)
Reinvested dividends	—	—	—	—
Benefit payments	—	—	—	—
Balance at end of period	—	$(16)	—	$(20)

	2021		2020
Nine Months Ended September 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$20		$26
Reinvested dividends		1		1
Benefit payments		(5)		(7)
Balance at end of period		$16		$20
Treasury Stock:
Balance at beginning of period	—	$(20)	—	$(26)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	5	—	7
Balance at end of period	—	$(16)	—	$(20)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. SEGMENT INFORMATION
We report our operations in three segments: U.S. Domestic Package, International Package and Supply Chain Solutions. Package operations represent our most significant business and are broken down into regional operations around the world. Regional operations managers are responsible for both domestic and export products within their geographic area. Supply Chain Solutions comprises the results of non-reportable operating segments that do not meet the quantitative and qualitative criteria of a reportable segment as defined under ASC Topic 280 – Segment Reporting.
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
Supply Chain Solutions
Supply Chain Solutions includes Forwarding, Logistics, Coyote, Marken, UPS Mail Innovations and other aggregated business units. Our Forwarding, Logistics and UPS Mail Innovations units provide services in more than 200 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, distribution and post-sales services, mail and consulting services. Coyote offers truckload brokerage services primarily in the United States. Marken is a global provider of supply chain solutions to the healthcare and life sciences industry, specializing in clinical trials logistics. Other aggregated business units within this segment include The UPS Store and UPS Capital. This segment also included UPS Freight prior to its divestiture, details of which are set out in note 6.
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
Results of operations for the three and nine months ended September 30, 2021 and 2020 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
U.S. Domestic Package	$14,208	$13,225	$42,620	$37,755
International Package	4,720	4,087	14,144	11,175
Supply Chain Solutions	4,256	3,926	12,752	10,802
Consolidated revenue	$23,184	$21,238	$69,516	$59,732
Operating Profit:
U.S. Domestic Package	$1,407	$1,098	$4,333	$2,644
International Package	1,051	966	3,320	2,288
Supply Chain Solutions	438	299	1,266	715
Consolidated operating profit	$2,896	$2,363	$8,919	$5,647

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to common shareowners	$2,329	$1,957	$9,797	$4,690
Denominator:
Weighted average shares	870	864	869	861
Vested portion of restricted units	5	4	5	5
Denominator for basic earnings per share	875	868	874	866
Effect of dilutive securities:
Restricted units	3	4	3	4
Stock options	1	—	1	—
Denominator for diluted earnings per share	879	872	878	870
Basic earnings per share	$2.66	$2.25	$11.21	$5.42
Diluted earnings per share	$2.65	$2.24	$11.16	$5.39
There were no antidilutive shares for the three months ended September 30, 2021 and 2020. Diluted earnings per share for the nine months ended September 30, 2021 and 2020 excluded the effect of 0.1 and 0.8 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would have been antidilutive.

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
As of September 30, 2021 and December 31, 2020, we held cash collateral of $139 and $146 million, respectively, under these agreements. This collateral is included in "Cash and cash equivalents" in the consolidated balance sheets and its use by UPS is not restricted. As of September 30, 2021 and December 31, 2020, we were required to post $15 and $158 million, respectively, of cash collateral with our counterparties.
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
As of September 30, 2021, all of our instruments were covered by the zero threshold bilateral collateral provisions. As of December 31, 2020, there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions.
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
We hedge our net investment in certain foreign operations with foreign currency denominated debt instruments. The use of foreign denominated debt as the hedging instrument allows the debt to be remeasured to foreign currency translation adjustment within AOCI to offset the translation risk from those investments. Balances in the foreign currency translation adjustment accounts remain until the sale or substantially complete liquidation of the foreign entity, upon which they are recognized as a component of Investment income (expense) and other.
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
Outstanding Positions
As of September 30, 2021 and December 31, 2020, the notional amounts of our outstanding derivative positions were as follows (in millions):

	September 30, 2021		December 31, 2020
Currency hedges:
Euro	EUR	4,130	EUR	4,197
British Pound Sterling	GBP	1,391	GBP	1,400
Canadian Dollar	CAD	1,623	CAD	1,576
Hong Kong Dollar	HKD	4,103	HKD	3,717

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	1,000	USD	3,250
Floating to Fixed Interest Rate Swaps	USD	28	USD	778
As of September 30, 2021 and December 31, 2020, we had no outstanding commodity hedge positions.

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

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$94	$56	$76	$45
Interest rate contracts	Other current assets	Level 2	—	2	—	2
Foreign currency exchange contracts	Other non-current assets	Level 2	102	35	66	4
Interest rate contracts	Other non-current assets	Level 2	17	29	15	26
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	1	4	1	4
Total Asset Derivatives			$214	$126	$158	$81

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$19	$34	$1	$23
Foreign currency exchange contracts	Other non-current liabilities	Level 2	36	142	—	111
Interest rate contracts	Other non-current liabilities	Level 2	11	13	9	10
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	—	2	—	2
Interest rate contracts	Other current liabilities	Level 2	—	1	—	1
Total Liability Derivatives			$66	$192	$10	$147
Our foreign currency exchange, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2. As of September 30, 2021 and December 31, 2020 we did not have any derivatives that were classified as Level 1 (valued using quoted prices in active markets for identical assets) or Level 3 (valued using significant unobservable inputs).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of September 30, 2021 and December 31, 2020 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	September 30, 2021	September 30, 2021	December 31, 2020	December 31, 2020
Long-term debt and finance leases	$1,296	$22	$2,816	$42
The cumulative amount of fair value hedging losses remaining for any hedged assets and liabilities for which hedge accounting has been discontinued as of September 30, 2021 is $6 million. These amounts will be recognized over the next 9 years.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and (losses) that have been recognized in the statements of consolidated income for fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2021			2020
	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$4	$—	$—	$13	$—
Derivatives designated as hedging instruments	—	(4)	—	—	(13)	—
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(3)	—	—	(3)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	22	—	—	38	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$22	$(3)	$—	$38	$(3)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2021			2020
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$14	$—	$—	$(21)	$—
Derivatives designated as hedging instruments	—	(14)	—	—	21	—
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(8)	—	—	(9)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	44	—	—	173	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$44	$(8)	$—	$173	$(9)	$—
The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the three and nine months ended September 30, 2021 and 2020 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2021	2020
Interest rate contracts	$1	$(3)
Foreign currency exchange contracts	165	(218)
Total	$166	$(221)

Nine Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2021	2020
Interest rate contracts	$1	$(6)
Foreign currency exchange contracts	271	49
Total	$272	$43

As of September 30, 2021, there were $62 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12 month period ending September 30, 2022. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 11 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table indicates the amount of gains and (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three and nine months ended September 30, 2021 and 2020 for those instruments designated as net investment hedges (in millions):

Three Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2021	2020
Foreign denominated debt	$90	$(139)
Total	$90	$(139)
Nine Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2021	2020
Foreign denominated debt	$167	$(92)
Total	$167	$(92)

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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps and foreign currency exchange forward contracts not designated as hedges for the three and nine months ended September 30, 2021 and 2020 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2021	2020
Three Months Ended September 30:
Interest rate swap contracts	Interest expense	$—	$(2)
Foreign currency exchange contracts	Investment income and other	(21)	34
Total		$(21)	$32
Nine Months Ended September 30:
Interest rate swap contracts	Interest expense	$—	$(6)
Foreign currency exchange contracts	Investment income and other	(24)	(15)
Total		$(24)	$(21)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. INCOME TAXES
Our effective tax rate decreased to 22.2% in the third quarter of 2021 from 22.5% in the same period of 2020 (22.4% year to date compared to 23.5% in 2020). The recognition in income tax of excess tax benefits related to share-based compensation reduced our effective rate by 0.6% year to date compared to 0.2% in the same period of 2020 (there was no significant impact in the third quarter of 2021 or 2020). Changes in the proportion of our taxable income in certain jurisdictions relative to total pre-tax income favorably impacted our effective tax rate in the third quarter relative to the prior year.
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
In the first quarter, we recognized an income tax expense of $788 million related to pre-tax mark-to-market income of $3.3 billion on certain of our defined benefit pension plans. This income tax expense was generated at a higher average tax rate than the U.S. federal statutory tax rate because it included the effect of U.S. state and local taxes.
As discussed in note 18, we recognized pre-tax transformation strategy costs of $74 million in the third quarter of 2021 compared to $44 million in the same period of 2020 ($308 million year to date compared to $201 million in the prior year). As a result, we recorded an income tax benefit of $20 million in the third quarter of 2021 compared to $11 million in the same period of 2020 ($76 million year to date compared to $50 million in the prior year period). This year-to-date benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate primarily due to the effect of U.S. state and local taxes and foreign taxes.
As discussed in note 6, in the second quarter of 2021 we completed the divestiture of UPS Freight. We recorded a pre-tax gain of $35 million year to date (none in the third quarter) related to the transaction. As a result, we recorded additional income tax expense of $8 million year to date (none in the third quarter). This income tax expense was generated at a higher average tax rate than the U.S. federal statutory tax rate due to the effect of U.S. state and local taxes.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. TRANSFORMATION STRATEGY COSTS
In 2018, we launched a multi-year, enterprise-wide transformation strategy impacting our organization. The program includes investments, as well as changes in processes and technology, that impact global direct and indirect operating costs.
The table below presents the transformation strategy costs for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Transformation Strategy Costs:
Compensation and benefits	$33	$18	$164	$111
Total other expenses	41	26	144	90
Total Transformation Strategy Costs	$74	$44	$308	$201

Income Tax Benefit from Transformation Strategy Costs	(20)	(11)	(76)	(50)
After Tax Transformation Strategy Costs	$54	$33	$232	$151
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. SUBSEQUENT EVENTS
We completed the previously-announced acquisition of Roadie, Inc. a technology platform that enables local same-day delivery with operations throughout the United States, in October 2021. The acquisition is expected to provide new growth opportunities and efficient and scalable same-day local delivery services nationwide. Roadie will continue to operate as an independent entity with the same name and existing network. The operating results of Roadie will be included in our Supply Chain Solutions results for reporting purposes beginning in the fourth quarter of 2021. The acquisition was not material to our consolidated financial position or results of operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We continue to implement our Customer First, People Led, Innovation Driven strategy that focuses on transforming our business, improving our financial performance, providing the best customer experience and benefiting our shareowners. The Customer First component of our strategy focuses on, among other things, enhancing the capabilities that we believe our customers value the most: speed and ease of access to our services. In addition to improving time-in-transit, we have recently completed the expansion of weekend delivery services in our U.S. ground network, now covering approximately 90% of the population for Saturday services, which allows us to enhance network capacity.
In the third quarter, our consolidated average daily package volume decreased slightly. We experienced a year over year change in volume mix as business-to-business activity increased, contributing to margin improvement, while business-to-consumer volume declined, primarily in our U.S Domestic Package segment. Volume growth in the quarter was led by small- and medium-sized business customers ("SMBs"), driven by the continued execution of our strategy.
We continued to experience impacts of COVID-19 on our business during the third quarter, with safety protocols implemented at certain airports in Asia resulting in a reduced number of flights relative to our plan, negatively impacting export volume within our International Package segment. Global supply chains continue to be disrupted, with capacity constraints driving higher transportation costs in our Supply Chain Solutions businesses, while the availability of labor is causing wage pressures in certain markets. We continue to monitor the impacts to our business; however, we anticipate demand for our services will remain strong.
During the first quarter of 2021, following enactment of the American Rescue Plan Act ("ARPA"), we remeasured the UPS/IBT Full Time Employee Pension Plan. This resulted in us recording a $3.3 billion, pre-tax mark-to-market gain in the first quarter. In the second quarter of 2021, we completed the divestiture of our UPS Freight business, resulting in a year-to-date gain of $35 million. Cash proceeds of $848 million were used to reduce outstanding indebtedness. The divestiture triggered a remeasurement of certain of our U.S. defined benefit pension and postretirement plans, which had only an immaterial impact on results of operations for the second quarter. For additional information regarding the divestiture of UPS Freight, see note 6 to the unaudited, consolidated financial statements included within this report. In the third quarter of 2021, we entered into an agreement to acquire Roadie, Inc., a technology platform that provides delivery services for shipments that are incompatible with our small package network. We completed this acquisition in October 2021.
Highlights of our consolidated results, which are discussed in more detail below, include:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue (in millions)	$23,184	$21,238	$1,946	9.2%	$69,516	$59,732	$9,784	16.4%
Operating Expenses (in millions)	20,288	18,875	1,413	7.5%	60,597	54,085	6,512	12.0%
Operating Profit (in millions)	$2,896	$2,363	$533	22.6%	$8,919	$5,647	$3,272	57.9%
Operating Margin	12.5%	11.1%			12.8%	9.5%
Net Income (in millions)	$2,329	$1,957	$372	19.0%	$9,797	$4,690	$5,107	108.9%
Basic Earnings Per Share	$2.66	$2.25	$0.41	18.2%	$11.21	$5.42	$5.79	106.8%
Diluted Earnings Per Share	$2.65	$2.24	$0.41	18.3%	$11.16	$5.39	$5.77	107.1%

Operating Days	64	65			191	193
Average Daily Package Volume (in thousands)	23,381	23,855		(2.0)%	23,920	23,142		3.4%
Average Revenue Per Piece	$12.50	$11.06	$1.44	13.0%	$12.29	$10.85	$1.44	13.3%

•Revenue increased in all segments, with double digit revenue per piece growth in both our U.S. Domestic Package and International Package segments.
•Average daily package volume decreased 2.0% (increased 3.4% year to date), driven by a decrease in business-to-consumer volume, largely offset by growth in business-to-business volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•Operating expenses increased, primarily driven by fuel and third party transportation costs.
•Operating profit increased in all segments. For the third quarter, operating margin expanded in U.S. Domestic Package and Supply Chain Solutions. Year to date, operating margin expanded in all segments.
•We reported net income of $2.3 billion and diluted earnings per share of $2.65 for the third quarter ($9.8 billion and $11.16 per share year to date). Adjusted diluted earnings per share was $2.71 for the quarter ($8.54 per share year to date) after adjusting for the after-tax impacts of:
◦a gain on the divestiture of UPS Freight of $27 million or $0.03 per diluted share year to date;
◦transformation strategy costs of $54 million or $0.06 per diluted share for the third quarter ($232 million and $0.26 per diluted share year to date); and
◦a first-quarter pension mark-to-market gain recognized outside of a 10% corridor of $2.5 billion or $2.85 per diluted share that impacted year-to-date earnings.
In the U.S. Domestic Package segment, as expected, volume decreased in the third quarter, driven by lower residential volume. Revenue and revenue per piece increased through execution of our revenue quality initiatives, with growth in SMB volume, favorable shifts in customer and product mix and base rate increases, as well as an increase in fuel surcharges. Expense increases for the quarter were driven by higher fuel prices and increases in employee benefit costs, while the reduction in volume, together with productivity improvements, partially offset the impact of higher compensation costs.
The International Package segment experienced volume and revenue growth in domestic and export products, with growth driven by SMBs. Revenue and revenue per piece increased due to shifts in product mix, base rate increases, favorable currency movements and fuel and capacity surcharges. Expense increases were driven primarily by volume growth, with additional third-party pickup and delivery expense and higher network costs driven by higher jet fuel prices.
In Supply Chain Solutions, the impact of divesting UPS Freight was more than offset by revenue growth from the remaining businesses, primarily Forwarding and Logistics. Forwarding revenue growth was driven by higher air freight volumes and market rate and base pricing increases, primarily in ocean freight forwarding and truckload brokerage. Within Logistics, healthcare operations continued to experience strong growth. Expense increases in Supply Chain Solutions were primarily driven by higher third party transportation costs.

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
Adjusted amounts reflect the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjustments	2021	2020	2021	2020
Operating Expenses:
Transformation and Other Charges	$74	$44	$273	$201
Total Adjustments to Operating Expenses	$74	$44	$273	$201

Other Income and (Expense):
Defined Benefit Plan Mark-to-Market Gain	$—	$—	$(3,290)	$—
Total Adjustments to Other Income and (Expense)	$—	$—	$(3,290)	$—

Total Adjustments to Income Before Income Taxes	$74	$44	$(3,017)	$201

Income Tax Expense (Benefit) from Defined Benefit Plan Mark-to-Market Gain	$—	$—	$788	$—
Income Tax Expense (Benefit) from Transformation and Other Charges	(20)	(11)	(68)	(50)
Total Adjustments to Income Tax Expense	$(20)	$(11)	$720	$(50)

Total Adjustments to Net Income	$54	$33	$(2,297)	$151
Restructuring (Transformation) and Other Charges
Adjusted operating profit, operating margin, income before income taxes, net income and earnings per share may exclude the impact of charges related to any restructuring programs, including transformation costs and asset impairments.
Transformation and other charges include a year-to-date gain of $35 million related to the divestiture of UPS Freight. For additional information regarding our transformation strategy costs see note 18 to the unaudited, consolidated financial statements included within this report.
Changes in Foreign Currency Exchange Rates and Hedging Activities
We also supplement the reporting of revenue, revenue per piece and operating profit with adjusted measures that exclude the period over period impact of foreign currency exchange rate changes and hedging activities. We believe currency-neutral revenue, revenue per piece and operating profit information allows users of our financial statements to understand growth trends in our products and results. We evaluate the performance of International Package and Supply Chain Solutions on this currency-neutral basis.

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
Defined Benefit Plan Mark-to-Market Gain
We incur certain employment-related expenses associated with pension and postretirement medical benefits. These pension and postretirement medical benefits costs for company-sponsored defined benefit plans are calculated using various actuarial assumptions and methodologies, including discount rates, expected returns on plan assets, healthcare cost trend rates, inflation, compensation increase rates, mortality rates and coordination of benefits with plans not sponsored by UPS. Actuarial assumptions are reviewed on an annual basis, unless circumstances require an interim remeasurement of any of our plans.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Segment Review
The results and discussions that follow are reflective of how management monitors and evaluates the performance of our segments as defined in note 14.
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
Beginning in the first quarter of 2021, we updated our cost allocation methodology for aircraft engine maintenance expense to better align with aircraft utilization by segment. This change resulted in a reallocation of expense from our U.S. Domestic Package segment to our International Package segment of approximately $19 million for the quarter ($50 million year to date). There were no other significant changes in our expense allocation methodologies that affect period over period comparisons.
Following the divestiture of UPS Freight in the second quarter of 2021, we renamed Supply Chain & Freight to Supply Chain Solutions. This had no impact to prior period results.
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
Our annual impairment testing of our indefinite-lived intangible assets indicated that the fair value of the indefinite-lived trade name associated with our truckload brokerage business remained greater than its carrying value, although this excess was less than 10 percent. This business has been negatively impacted by increases in the market rates at which it purchases transportation, which has in turn negatively impacted its operating margins. The carrying value of this indefinite-lived trade name is $200 million.
There were no events or changes in circumstances during the third quarter of 2021 that would indicate the carrying amount of our goodwill or indefinite-lived intangible assets may be impaired as of the date of this report. However, future actual results, transactions or other events, or changes in estimates or assumptions, whether due to unexpected impacts on our business arising from COVID-19 or otherwise, our transformation activities, or the continuing evaluation of our business portfolio, could result in an impairment charge to one of our reporting units or to our indefinite-lived intangible assets in a future period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,949	1,915		1.8%	2,010	1,888		6.5%
Deferred	1,501	1,657		(9.4)%	1,532	1,617		(5.3)%
Ground	16,385	16,803		(2.5)%	16,689	16,346		2.1%
Total Average Daily Package Volume	19,835	20,375		(2.7)%	20,231	19,851		1.9%
Average Revenue Per Piece:
Next Day Air	$19.36	$16.85	$2.51	14.9%	$18.76	$16.84	$1.92	11.4%
Deferred	13.57	12.79	0.78	6.1%	13.25	12.41	0.84	6.8%
Ground	10.00	8.93	1.07	12.0%	9.89	8.79	1.10	12.5%
Total Average Revenue Per Piece	$11.19	$9.99	$1.20	12.0%	$11.03	$9.85	$1.18	12.0%
Operating Days in Period	64	65			191	193
Revenue (in millions):
Next Day Air	$2,415	$2,098	$317	15.1%	$7,202	$6,137	$1,065	17.4%
Deferred	1,304	1,378	(74)	(5.4)%	3,877	3,873	4	0.1%
Ground	10,489	9,749	740	7.6%	31,541	27,745	3,796	13.7%
Total Revenue	$14,208	$13,225	$983	7.4%	$42,620	$37,755	$4,865	12.9%
Operating Expenses (in millions):
Operating Expenses	$12,801	$12,127	$674	5.6%	$38,287	$35,111	$3,176	9.0%
Transformation and Other Charges	(7)	(35)	28	(80.0)%	(219)	(105)	(114)	108.6%
Adjusted Operating Expense	$12,794	$12,092	$702	5.8%	$38,068	$35,006	$3,062	8.7%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,407	$1,098	$309	28.1%	$4,333	$2,644	$1,689	63.9%
Adjusted Operating Profit	$1,414	$1,133	$281	24.8%	$4,552	$2,749	$1,803	65.6%
Operating Margin	9.9%	8.3%			10.2%	7.0%
Adjusted Operating Margin	10.0%	8.6%			10.7%	7.3%
Revenue
The change in overall revenue was due to the following factors:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Third quarter 2021 vs. 2020	(4.2)%	9.2%	2.4%	7.4%
Year to date 2021 vs. 2020	0.9%	10.2%	1.8%	12.9%
Volume
Average daily volume decreased in the third quarter but increased year to date. The volume decrease for the quarter was attributable to a decline in residential deliveries and Deferred volume, which was partially offset by growth in Ground commercial and Next Day Air volume. The increase year to date was driven by growth from SMBs as a result of the execution of the Customer First component of our strategy. SMB volume grew 10.9% for the quarter and 21.9% year to date. We expect that SMB growth will moderate in the fourth quarter as we typically experience higher volume growth from large customers during this period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Business-to-consumer shipments, which represented approximately 57.6% of the total average daily volume for the third quarter, compared to approximately 61.4% in the third quarter of 2020, declined by 8.6% (down 2.8% year to date). These shipments decreased year over year due to the initial surge in e-commerce activity that we experienced last year at the onset of the COVID-19 pandemic in the U.S., combined with higher in-store spending in 2021. Business-to-business volume increased by 6.8% (up 9.6% year to date) across a number of industry sectors, including retail and high tech.
Average daily volume in our Next Day Air product increased in the third quarter and year to date, with higher demand from both large customers and SMBs, driven by increased business-to-business activity. Residential demand for this product increased year to date as customer expectations continue to shift towards faster delivery. This demand has led to average daily volume decreases in our Deferred product in both the third quarter and year-to-date periods.
Ground residential and SurePost average daily volume decreased by 4.6% and 17.4%, respectively, for the quarter (up 1.0% and down 11.4%, respectively, year to date), primarily due to decreases in volume from large customers. Ground commercial volume increased in the third quarter and year to date, driven by strong growth from SMBs. Following the divestiture of UPS Freight, our Ground with Freight Pricing ("GFP") product began to be reported within U.S. Domestic Ground volume. This did not have a significant impact on overall growth for the quarter or year-to-date periods.
Rates and Product Mix
Overall revenue per piece increased in the third quarter and year to date due to increases in base rates and favorable changes in product and customer mix. Revenue per piece also increased as a result of capacity and fuel surcharges and overall increases in average billable weight per piece. Rates for our ground and air services increased an average 4.9% in December 2020 and our SurePost rates also increased in December 2020. We anticipate that our revenue quality initiatives will lead to continued revenue growth.
Revenue per piece increases for Next Day Air and Deferred products in the third quarter and year-to-date periods were driven by base rate and fuel surcharge increases and favorable shifts in customer and product mix, partially offset by declines in average billable weight per piece. Revenue per piece for our Ground product increased in the third quarter and year to date due to base rate and fuel surcharge increases, increases in average billable weight per piece and favorable shifts in product and customer mix.
Fuel Surcharges
We apply a fuel surcharge to domestic air and ground services that is adjusted weekly. The air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, while the ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price. Based on published rates, the average surcharges for domestic Air and Ground products were as follows:

	Three Months Ended September 30,		% Point Change	Nine Months Ended September 30,		% Point Change
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Next Day Air / Deferred	8.7%	3.8%	4.9%	7.2%	3.9%	3.3%
Ground	8.9%	6.5%	2.4%	8.0%	6.7%	1.3%
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges are only one of the many individual components of our market pricing strategy that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and additional charges for these services and the pricing discounts offered.
Total domestic fuel surcharge revenue increased by $320 million in the third quarter, primarily as a result of higher fuel surcharge indices. Year to date, total fuel surcharge revenue increased $674 million, primarily as a result of higher fuel surcharge indices, volume growth and shifts in product mix.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year over year impact of transformation and other charges, increased in the third quarter, driven by a $336 million increase in the cost of operating our integrated air and ground network. In addition, pickup and delivery costs increased by $214 million, the cost of package sorting increased $102 million, and other indirect operating costs increased by $50 million. The increase in expense was driven by:
•Higher employee benefit expense for our union workforce due to contractual contribution rate increases to multiemployer plans and additional headcount becoming eligible for health, welfare and retirement benefits.
•Higher fuel costs, primarily driven by increases in the price of diesel, gasoline and jet fuel.
Employee compensation remained relatively flat for the third quarter as contractual rate increases, market rate adjustments in certain geographies and cost of living adjustments were offset by productivity improvements and lower volume.
Third party transportation costs remained relatively flat in the third quarter. The investments to improve time-in-transit within our ground network were fully offset by lower third party carrier costs for SurePost and rail due to lower volumes.
On a year-to-date basis, operating expenses and operating expenses excluding the year over year impact of transformation and other charges, increased. Pickup and delivery costs increased $1.1 billion; the costs of operating our integrated air and ground network increased $1.4 billion; package sorting costs increased $375 million and other indirect operating costs increased $204 million. These increases were primarily driven by higher volume, increased employee headcount and hours resulting in higher compensation and benefit costs, investments in our ground network and higher fuel costs.
Total cost per piece increased 10.1% for the third quarter (up 8.1% year to date). Excluding the impact of transformation and other charges, adjusted cost per piece increased 10.4% for the third quarter, for the reasons described above (up 7.8% year to date). We expect that cost per piece growth will moderate in the fourth quarter relative to the third quarter, however we anticipate that overall costs may continue to increase as a result of market factors, including the availability and cost of labor.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $309 million in the third quarter (up $1.7 billion year to date), with operating margin increasing 160 basis points to 9.9% (up 320 basis points to 10.2% year to date). Excluding the year over year impact of transformation and other charges, adjusted operating profit increased $281 million in the third quarter (up $1.8 billion year to date), with adjusted operating margin increasing 140 basis points to 10.0% (up 340 basis points to 10.7% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Average Daily Package Volume (in thousands):
Domestic	1,851	1,806		2.5%	1,943	1,746		11.3%
Export	1,695	1,674		1.3%	1,746	1,545		13.0%
Total Average Daily Package Volume	3,546	3,480		1.9%	3,689	3,291		12.1%
Average Revenue Per Piece:
Domestic	$7.19	$6.61	$0.58	8.8%	$7.32	$6.48	$0.84	13.0%
Export	33.56	28.98	4.58	15.8%	32.41	28.63	3.78	13.2%
Total Average Revenue Per Piece	$19.80	$17.37	$2.43	14.0%	$19.19	$16.88	$2.31	13.7%
Operating Days in Period	64	65			191	193
Revenue (in millions):
Domestic	$852	$776	$76	9.8%	$2,716	$2,183	$533	24.4%
Export	3,641	3,153	488	15.5%	10,808	8,538	2,270	26.6%
Cargo and Other	227	158	69	43.7%	620	454	166	36.6%
Total Revenue	$4,720	$4,087	$633	15.5%	$14,144	$11,175	$2,969	26.6%
Operating Expenses (in millions):
Operating Expenses	$3,669	$3,121	$548	17.6%	$10,824	$8,887	$1,937	21.8%
Transformation and Other Charges	(57)	(6)	(51)	N/M	(69)	(84)	15	(17.9)%
Adjusted Operating Expenses	$3,612	$3,115	$497	16.0%	$10,755	$8,803	$1,952	22.2%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,051	$966	$85	8.8%	$3,320	$2,288	$1,032	45.1%
Adjusted Operating Profit	$1,108	$972	$136	14.0%	$3,389	$2,372	$1,017	42.9%
Operating Margin	22.3%	23.6%			23.5%	20.5%
Adjusted Operating Margin	23.5%	23.8%			24.0%	21.2%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$58					$452
Operating Expenses			(38)					(351)
Operating Profit			$20					$101
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.

The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Third quarter 2021 vs. 2020	0.8%	8.4%	4.9%	1.4%	15.5%
Year to date 2021 vs. 2020	11.0%	7.0%	4.5%	4.1%	26.6%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
In the third quarter, average daily volume growth moderated year over year as COVID-19 related volume was present in both periods. Volume increased in the third quarter and year to date for both domestic and export products, with growth in the quarter led by SMB customers as we continued to execute the Customer First component of our strategy. Year to date, volume growth was attributable to both SMBs and large customers. Business-to-business volume increased 3.8% in the third quarter (up 11.1% year to date) as commercial activity continued to return. Business-to-consumer volume decreased 2.3% in the third quarter, primarily due to the initial surge in e-commerce activity that we experienced last year at the onset of the COVID-19 pandemic. On a year-to-date basis, business-to-consumer volume increased 14.3%, as e-commerce continued to drive growth within the retail sector.
Export volume increased in the third quarter and year to date. Growth in the quarter was led by Europe and the Americas, while Asia experienced a decline in export volume. Europe export volume growth was highest on intra-Europe trade lanes, while trade between the United Kingdom and Europe continued to decline as a result of Brexit, which became effective in the first quarter of 2021. The decline in Asia export volume was primarily due to COVID-19 safety protocols at certain airports within the region reducing the number of flights we operated relative to our plan during the quarter. On a year-to-date basis, Asia export volume grew, led by the Asia to U.S. trade lane.
Our premium products saw volume growth of 11% for the quarter (21% year to date), driven by our Worldwide Express and Transborder Express products. Volume for our non-premium products was flat for the quarter. Year to date, non-premium products saw volume growth of 12%, driven by Transborder Standard shipments within the European Union. As a result of Brexit, shipments between the UK and the European Union that are now subject to duties and taxes shifted from our Transborder to our Worldwide products.
Domestic volume increased in the third quarter and year to date in many of our markets, with the strongest growth in the United Kingdom and Western Europe, as commercial volume continued to return.
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
Total revenue per piece increased 14.0% in the quarter (up 13.7% year to date) driven by changes in base pricing, fuel and capacity surcharges and favorable currency movements. Changes in customer and product mix also contributed to the increase. Excluding the impact of currency, revenue per piece increased 12.5% (up 10.0% year to date).
Domestic revenue per piece increased 8.8% in the quarter (up 13.0% year to date) due to changes in base pricing, customer and product mix, fuel surcharges and favorable currency movements. Excluding the impact of currency, domestic revenue per piece increased 6.4% in the quarter (up 6.3% year to date).
Export revenue per piece increased 15.8% in the quarter (up 13.2% year to date) due to changes in base pricing, customer and product mix, fuel and capacity surcharges and favorable currency movements. Excluding the impact of currency, export revenue per piece increased 14.6% (up 10.2% year to date).
Fuel Surcharges
The fuel surcharge for international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
While fluctuations can be significant from period to period, fuel surcharges represent one of the many individual components of our market pricing strategy that impact our overall revenue and yield. Additional components include the mix of services sold, the base price, extra service charges and any pricing discounts offered. Total international fuel surcharge revenue increased by $208 million for the third quarter ($553 million year to date) as a result of increases in fuel surcharge indices and volume growth, as well as changes in customer and product mix.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year over year impact of transformation and other charges, increased in both the third quarter and year-to-date periods. Pickup and delivery costs increased $113 million in the third quarter ($709 million year to date), primarily due to volume growth that drove additional third-party expense. Package sorting costs increased $38 million for the third quarter ($178 million year to date), also as a result of volume growth.
The costs of operating our integrated international air and ground network increased $290 million for the third quarter ($839 million year to date), driven by overall volume growth and higher jet fuel prices.
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
Operating Profit and Margin
As a result of the factors described above, operating profit increased $85 million for the third quarter (increased $1.0 billion year to date), with operating margin decreasing 130 basis points to 22.3% (increased 300 basis points to 23.5% year to date). Excluding the year over year impact of transformation and other charges, adjusted operating profit increased $136 million in the third quarter (increased $1.0 billion year to date), while adjusted operating margin decreased 30 basis points to 23.5% (increased 280 basis points to 24.0% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Freight LTL Statistics:
Revenue (in millions)	$—	$689	$(689)	N/M	$881	$1,911	$(1,030)	(53.9)%
Revenue Per Hundredweight	$—	$27.69	$(27.69)	N/M	$29.93	$27.02	$2.91	10.8%
Shipments (in thousands)	—	2,371		N/M	2,829	6,667		(57.6)%
Shipments Per Day (in thousands)	—	37.0		N/M	33.3	34.7		(4.0)%
Gross Weight Hauled (in millions of lbs)	—	2,488		N/M	2,944	7,073		(58.4)%
Weight Per Shipment (in lbs)	—	1,049		N/M	1,041	1,061		(1.9)%
Operating Days in Period	—	64			85	192
Revenue (in millions):
Forwarding	$2,625	$1,753	$872	49.7%	$7,006	$4,897	$2,109	43.1%
Logistics	1,158	1,040	118	11.3%	3,424	2,862	562	19.6%
Freight	—	870	(870)	(100.0)%	1,064	2,360	(1,296)	(54.9)%
Other	473	263	210	79.8%	1,258	683	575	84.2%
Total Revenue	$4,256	$3,926	$330	8.4%	$12,752	$10,802	$1,950	18.1%
Operating Expenses (in millions):
Operating Expenses	$3,818	$3,627	$191	5.3%	$11,486	$10,087	$1,399	13.9%
Transformation and Other Charges	(10)	(3)	(7)	233.3%	15	(12)	27	(225.0)%
Adjusted Operating Expenses:	$3,808	$3,624	$184	5.1%	$11,501	$10,075	$1,426	14.2%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$438	$299	$139	46.5%	$1,266	$715	$551	77.1%
Adjusted Operating Profit	$448	$302	$146	48.3%	$1,251	$727	$524	72.1%
Operating Margin	10.3%	7.6%			9.9%	6.6%
Adjusted Operating Margin	10.5%	7.7%			9.8%	6.7%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$12				$121
Operating Expenses			(29)				(146)
Operating Profit			$(17)				$(25)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Transformation Strategy Costs (in millions):
Forwarding	$—	$2	$(2)	(100.0)%	$6	$7	$(1)	(14.3)%
Logistics	—	1	(1)	(100.0)%	3	5	(2)	(40.0)%
Freight	—	—	—	N/A	1	—	1	N/A
Other	10	—	10	N/A	10	—	10	N/A
Total Transformation Strategy Costs	$10	$3	$7	233.3%	$20	$12	$8	66.7%
On April 30, 2021, we completed the previously announced divestiture of UPS Freight. Year to date, we recognized a pre-tax gain of $35 million related to this divestiture. See note 6 to the unaudited, consolidated financial statements for additional information.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue for Supply Chain Solutions increased $330 million in the third quarter ($2.0 billion year to date).
Forwarding revenue increased in the third quarter and year to date. In our international air freight business, revenue growth was driven by higher volume in the third quarter and year to date as a result of strong outbound demand from North America and Europe. Ongoing capacity surcharges and rate increases also contributed to revenue growth. Ocean freight forwarding revenue increased in the third quarter and year to date, primarily due to higher market rates. Revenue growth in our truckload brokerage business for the third quarter was driven by market rate and base pricing increases, slightly offset by a reduction in volume. Year to date, growth was driven by market rate increases and increased volume.
Within Logistics, our healthcare operations experienced strong revenue growth in the third quarter and year-to-date periods. Revenue in our mail services business declined in the third quarter as a result of lower volumes relative to the prior year, when we experienced a surge in e-commerce driven by the COVID-19 pandemic. Year to date, revenue increased as a result of volume growth, rate increases and a favorable shift in product characteristics.
As a result of the divestiture, UPS Freight revenue decreased $1.3 billion year to date. There was no UPS Freight revenue included in our third quarter 2021 results, compared with revenue of $870 million in the third quarter of 2020.
Revenue from the other businesses within Supply Chain Solutions increased during the third quarter and year to date, driven by growth in our logistics consulting services and by services provided to the acquirer of UPS Freight under certain transition services agreements.
Operating Expenses
Total operating expenses for Supply Chain Solutions, and operating expenses excluding the year over year impact of transformation and other charges, increased in the third quarter and year to date.
Forwarding operating expenses increased $746 million in the third quarter ($1.9 billion year to date). The increase was driven by purchased transportation expense, which increased $717 million in the quarter ($1.8 billion year to date). The increase was partly due to higher rates in our truckload brokerage and international air and ocean freight forwarding businesses driven by market supply constraints. Expenses also increased as a result of volume growth, primarily in our air and ocean freight forwarding businesses.
Logistics operating expenses increased $85 million in the third quarter ($442 million year to date), driven by purchased transportation expense in our healthcare operations as a result of business growth. Mail services contributed to the year to date increase as a result of volume growth in the first quarter and carrier rate increases.
UPS Freight operating expenses decreased $1.4 billion year to date. There were no operating expenses included in the third quarter of 2021, compared with expenses of $832 million in the third quarter of 2020.
Expense for the other businesses within Supply Chain Solutions increased in the third quarter and year to date, largely due to higher third party transportation expense in logistics consulting and transportation and other costs incurred under the transition services agreements with the acquirer of UPS Freight.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $139 million in the third quarter ($551 million year to date), with operating margin increasing 270 basis points to 10.3% (increased 330 basis points to 9.9% year to date). Excluding the year over year impact of transformation and other charges and other gains, adjusted operating profit increased $146 million (increased $524 million year to date), with adjusted operating margin increasing 280 basis points to 10.5% (increased 310 basis points to 9.8% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,148	$11,077	$71	0.6%	$33,958	$32,006	$1,952	6.1%
Transformation and Other Charges	(33)	(18)	(15)	83.3%	(164)	(111)	$(53)	47.7%
Adjusted Compensation and benefits	$11,115	$11,059	$56	0.5%	$33,794	$31,895	$1,899	6.0%

Repairs and maintenance	$619	$576	$43	7.5%	$1,837	$1,693	$144	8.5%
Depreciation and amortization	738	677	61	9.0%	2,199	1,986	213	10.7%
Purchased transportation	4,638	3,937	701	17.8%	13,327	10,584	2,743	25.9%
Fuel	950	618	332	53.7%	2,672	1,878	794	42.3%
Other occupancy	384	376	8	2.1%	1,252	1,114	138	12.4%
Other expenses	1,811	1,614	197	12.2%	5,352	4,824	528	10.9%
Total Other expenses	9,140	7,798	1,342	17.2%	26,639	22,079	4,560	20.7%
Transformation and Other Charges	(41)	(26)	(15)	57.7%	(109)	(90)	(19)	21.1%
Adjusted Total Other expenses	$9,099	$7,772	$1,327	17.1%	$26,530	$21,989	$4,541	20.7%

Total Operating Expenses	$20,288	$18,875	$1,413	7.5%	$60,597	$54,085	$6,512	12.0%
Adjusted Total Operating Expenses	$20,214	$18,831	$1,383	7.3%	$60,324	$53,884	$6,440	12.0%

Currency (Benefit) / Cost - (in millions)*			$67				$497
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs:
Compensation	$9	$9	$—	—%	$23	$24	$(1)	(4.2)%
Benefits	24	9	15	166.7%	141	87	54	62.1%
Other occupancy	—	2	(2)	(100.0)%	3	6	(3)	(50.0)%
Other expenses	41	24	17	70.8%	141	84	57	67.9%
Total Transformation Strategy Costs	$74	$44	$30	68.2%	$308	$201	$107	53.2%
Adjustments to assets held for sale:
Other gains	$—	$—	$—	N/A	$(35)	$—	$(35)	N/A
Total Adjustments to Operating Expenses	$74	$44	$30	68.2%	$273	$201	$72	35.8%
Compensation and Benefits
Total compensation and benefits, and total compensation and benefits excluding the year over year impact of transformation and other charges, increased in the third quarter and year-to-date periods.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total compensation costs decreased $108 million or 1.6% in the third quarter. Excluding the year over year impact of transformation and other charges, adjusted total compensation costs also decreased $108 million in the quarter, driven by the impact of divesting UPS Freight during the second quarter of 2021, which reduced year-over-year compensation costs by $252 million. The remaining change of $144 million was attributable to increases in International Package operations which experienced higher labor costs due to volume growth as well as the effects last year of operational disruptions as a result of COVID-19 restrictions. Management compensation also increased, primarily as a result of higher incentive compensation and commission payments. Direct labor costs in our U.S. Domestic business remained flat for the third quarter as increases in wage rates were offset by lower volume and productivity improvements.
Year to date, total compensation costs and adjusted total compensation costs increased $900 million and $899 million, respectively. The increase was partially due to first-quarter growth in headcount and hours in our U.S. Domestic business when COVID-19 related volume was not present in the comparative period. Volume growth also drove additional year-to-date compensation costs in our International Package operations, while higher incentive compensation and commission payments led to an increase in management compensation. These increases were partially offset by the impact of divesting UPS Freight, which resulted in lower year-over-year compensation costs of $408 million.
Benefits costs increased $179 million or 4.0% ($1.0 billion or 7.7% year to date). Excluding the year over year impact of transformation and other charges, adjusted benefits costs increased $164 million or 3.7% ($1.0 billion or 8.0% year to date):
•Health and welfare costs increased $117 million ($421 million year to date), primarily as a result of increased contributions to multiemployer plans driven by the overall increase in the size of the workforce and contractual rate increases.
•Pension and other postretirement benefits costs increased $16 million ($332 million year to date) due to increased contributions to multiemployer plans as a result of contractually-mandated contribution increases and the overall increase in the size of the workforce. This was partially offset by a reduction in service costs for company-sponsored plans due to favorable changes in discount rates at the interim measurement dates for certain plans. Year to date, service costs contributed to the overall increase in pension and other postretirement benefits costs as a result of lower discount rates at the annual measurement date.
•Workers' compensation costs increased $15 million ($79 million year to date) driven by increased claim counts that were partially offset by a reduction in activity resulting from the divestiture of UPS Freight.
•Vacation, excused absence, payroll taxes and other costs increased $16 million ($167 million year to date), driven by wage growth. Year to date, increases were also driven by growth in the overall size of the workforce, as well as an additional discretionary payment to certain part-time employees.
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
Purchased Transportation
The overall increase in third-party transportation expense charged to us by air, ocean and ground carriers for the quarter and year-to-date periods was primarily driven by:
•Supply Chain Solutions expense increased $581 million ($1.7 billion year to date), primarily due to volume growth and rate increases in our international air freight, ocean freight and truckload brokerage businesses, partially offset by the impact of divesting UPS Freight in the second quarter, which reduced third party transportation costs by $263 million. Year to date, all businesses within this segment, with the exception of UPS Freight, contributed to the growth in expense as a result of both volume growth and higher market rates.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•International Package expense increased $125 million ($557 million year to date), primarily due to additional volume being handled by third-party pickup and delivery services in Europe and Asia, as well as unfavorable currency movements.
•U.S. Domestic Package expense decreased $5 million (increased $273 million year to date), driven by decreases in SurePost and rail volumes in the quarter that drove reductions in expense. These reductions were offset by increases in third party carrier cost driven by our ground network enhancements, as well as costs previously reported within UPS Freight that relate to our GFP product. Year to date, expense increased primarily as a result of additional third party carrier costs driven by our ground network enhancements.
Fuel
The increase in fuel expense for the quarter and year-to-date periods was primarily driven by higher prices for jet fuel, diesel and gasoline, as well as the impact of increased aircraft block hours.
Other Occupancy
Other occupancy expense, and other occupancy expense excluding the year over year impact of transformation and other charges, increased in the quarter and year-to-date periods due to additional operating facilities coming into service. Year to date, we also incurred higher weather-related expenses.
Other Expenses
Other expenses, and other expenses excluding the year over year impact of transformation and other charges, increased in the quarter and year to date, primarily as a result of the following:
•Customer claims increased $43 million in the third quarter ($97 million year to date), driven by changes to our claims policy, which resulted in higher claims for lost packages. The year-to-date increase was also impacted by volume growth.
•Taxes increased $40 million in the third quarter ($118 million year to date), primarily due to the reinstatement of Federal Excise Tax following a temporary suspension under the Coronavirus Aid, Relief and Economic Security ("CARES") Act during 2020.
•Other operational expenses, including vehicle and equipment rentals, increased $14 million in the third quarter ($141 million year to date), driven by continued business growth.
•The cost of business services that support our operating segments increased $10 million in the third quarter ($82 million year to date), driven by business growth and the expansion of services provided.
•Other increases included payment processing fees, information technology expenses and the cost of goods provided under transitional service agreements to the acquirer of UPS Freight. These were partially offset by reductions in self-insured automobile liability claims due to improvements in claims experience, a reduction in our allowance for credit losses and reductions in the purchase of COVID-related safety and cleaning supplies.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income and other and interest expense for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Investment Income and Other	$274	$338	$(64)	(18.9)%	$4,235	$1,011	$3,224	318.9%
Defined Benefit Plan Mark-to-Market Gain	—	—	—	N/A	(3,290)	—	(3,290)	N/A
Adjusted Investment Income and Other	$274	$338	$(64)	(18.9)%	$945	$1,011	$(66)	(6.5)%

Interest Expense	(177)	(176)	(1)	0.6%	(521)	(526)	5	(1.0)%
Total Other Income and (Expense)	$97	$162	$(65)	(40.1)%	$3,714	$485	$3,229	N/M
Adjusted Other Income and (Expense)	$97	$162	$(65)	(40.1)%	$424	$485	$(61)	(12.6)%
Investment Income and Other
The decrease in investment income and other for the third quarter was primarily due to a decrease in other pension income and losses from fair value changes in certain non-current investments.
Investment income and other increased $3.2 billion year to date, inclusive of a defined benefit plan mark-to-market gain recognized in the first quarter of 2021. Excluding the impact of this mark-to-market gain, year-to-date adjusted investment income and other decreased $66 million, primarily due to a decrease in other pension income and foreign currency losses, offset by net gains from fair value changes in certain non-current investments. Other pension income includes expected returns on pension assets, net of interest cost on projected benefit obligations and prior service costs.
•Expected returns on pension assets decreased as a result of a reduction in the expected rate of return assumption, partially offset by a higher asset base due to discretionary contributions and positive asset returns in 2020.
•Pension interest cost decreased due to a reduction in projected benefit obligations following interim remeasurements, the impact of lower discount rates at the annual measurement date and a reduction in prior service cost.
Interest Expense
The increase in interest expense for the third quarter was primarily due to lower capitalization of interest, largely offset by lower average outstanding debt balances.
Interest expense decreased year to date due to lower average outstanding debt balances and lower effective interest rates on floating rate debt and commercial paper, partially offset by lower capitalization of interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Income Tax Expense	$664	$568	$96	16.9%	$2,836	$1,442	$1,394	96.7%
Income Tax Impact of:
Defined Benefit Plan Mark-to-Market Gain	—	—	—	N/A	(788)	—	(788)	N/A
Transformation Strategy and Other Charges	20	11	9	81.8%	68	50	18	36.0%
Adjusted Income Tax Expense	$684	$579	$105	18.1%	$2,116	$1,492	$624	41.8%
Effective Tax Rate	22.2%	22.5%			22.4%	23.5%
Adjusted Effective Tax Rate	22.3%	22.5%			22.0%	23.6%
For additional information on our income tax expense and effective tax rate, see note 17 to the unaudited, consolidated financial statements included in this report.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of September 30, 2021, we had $10.6 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our operating requirements, planned capital expenditures, pension contributions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations. We intend to deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Nine Months Ended September 30,
	2021	2020
Net income	$9,797	$4,690
Non-cash operating activities (a)	1,669	4,093
Pension and postretirement benefit plan contributions (company-sponsored plans)	(331)	(1,307)
Hedge margin receivables and payables	136	(176)
Income tax receivables and payables	235	458
Changes in working capital and other non-current assets and liabilities	255	1,461
Other operating activities	—	64
Net cash from operating activities	$11,761	$9,283
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
Net cash from operating activities increased $2.5 billion year to date, and was impacted by the following:
•Contributions to our company-sponsored pension and U.S. postretirement medical benefit plans totaled $331 million during 2021 compared to $1.3 billion in 2020. There have been no discretionary contributions to our qualified, company-sponsored U.S. pension plans during 2021 ($1.0 billion year to date in 2020).
•Our net hedge margin collateral position increased by $312 million due to changes in the fair value of derivative contracts used in our currency and interest rate hedging programs.
•Changes in our working capital, comprised of:
◦An increase in accounts receivable within our Supply Chain Solutions businesses, due to volume and revenue growth.
◦Increases in accounts payable resulting from business growth and the timing of duty and tax settlements.
◦A reduction in compensation-related items, which included the impact of deferring approximately $724 million of employer payroll taxes under the CARES Act in the prior year.
•Income taxes payable decreased due to expected refunds and payments.
As part of our ongoing efforts to improve our working capital efficiency, certain financial institutions offer a Supply Chain Finance ("SCF") program to certain of our suppliers. We agree to commercial terms with our suppliers, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. Suppliers issue invoices to us based on the agreed-upon contractual terms. If they participate in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by us under the SCF program. We have no economic interest in a supplier’s decision to participate, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amounts due to our suppliers that participate in the SCF program are included in accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of September 30, 2021 and 2020, suppliers sold them $462 and $595 million, respectively, of our outstanding payment obligations. Amounts due to suppliers that participate in the SCF program may be reflected in cash flows from operating activities or cash flows from investing activities in our consolidated statements of cash flows. Amounts settled through the SCF program totaled approximately $953 and $913 million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, approximately $3.4 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. is our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases, pension contributions and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Nine Months Ended September 30,
	2021	2020
Net cash used in investing activities	$(1,600)	$(3,106)

Capital Expenditures:
Buildings, facilities and plant equipment	$(1,089)	$(1,615)
Aircraft and parts	(706)	(667)
Vehicles	(379)	(368)
Information technology	(396)	(569)
	$(2,570)	$(3,219)

Capital Expenditures as a % of revenue	3.7%	5.4%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$870	$10
Net change in finance receivables	$28	$24
Net (purchases), sales and maturities of marketable securities	$60	$107
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(12)	$(13)
Other investing activities	$24	$(15)
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. Our current investment program anticipates maintenance of buildings, facilities and plant equipment, as well as investments in technology initiatives and additional network capabilities. We currently expect that our capital expenditures will be approximately $4.2 billion in 2021.
Capital expenditures on buildings, facilities and plant equipment decreased in our global small package business, as we reduced spending on facility expansion projects. Capital spending on aircraft increased due to increases in final payments associated with the delivery of aircraft, partially offset by reductions in contract deposits on open aircraft orders. Capital spending on information technology decreased due to fewer technology-related projects.
Proceeds from the disposal of businesses, property, plant and equipment increased as a result of the completion of the divestiture of our UPS Freight business in the second quarter of 2021 for cash proceeds of $848 million. The proceeds were used to reduce outstanding indebtedness.
The net change in finance receivables was primarily due to reductions in outstanding balances within our finance portfolios. Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will fluctuate from period to period.
Cash paid for business acquisitions in 2021 and 2020 related to the acquisition of area franchise rights for The UPS Store. Other investing activities were impacted by changes in our non-current investments, purchase contract deposits and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (amounts in millions, except per share data):

	Nine Months Ended September 30,
	2021	2020
Net cash used in financing activities	$(5,856)	$(2,556)
Share Repurchases:
Cash expended for shares repurchased	(500)	(224)
Number of shares repurchased	(2.6)	(2.1)
Shares outstanding at period end	869	864
Percent increase (decrease) in shares outstanding	0.5%	0.8%
Dividends:
Dividends declared per share	$3.06	$3.03
Cash expended for dividend payments	$(2,578)	$(2,528)
Borrowings:
Net borrowings (repayments) of debt principal	$(2,613)	$333
Other Financing Activities:
Cash received for common stock issuances	$196	$214
Other financing activities	$(361)	$(351)
Capitalization:
Total debt outstanding at period end	22,106	25,718
Total shareowners’ equity at period end	12,057	5,606
Total capitalization	$34,163	$31,324
We repurchased 2.6 million shares of class B common stock for $500 million under our stock repurchase program during the three and nine months ended September 30, 2021. We repurchased a total of 2.1 million shares of class A and class B common stock for $217 million in the prior year-to-date period ($224 million in repurchases is reported on the statement of cash flows due to timing of settlements). For additional information on our share repurchase activities, see note 13 to the unaudited, consolidated financial statements included in this report.
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
Year-to-date issuances of debt consisted of borrowings under our commercial paper program that were repaid during the nine months ended September 30, 2021. Repayments of debt in the year-to-date period include senior notes totaling $2.6 billion, commercial paper and scheduled principal payments on our finance lease obligations. In the prior year-to-date period, issuances of debt consisted primarily of fixed-rate senior notes of varying maturities totaling $3.5 billion, as well as borrowings under our commercial paper program. Repayments included $990 million of senior notes, commercial paper and scheduled principal payments on our finance lease obligations.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Functional currency outstanding balance at quarter-end	Outstanding balance at quarter-end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2021
USD	$—	$—	$199	$199	0.05%
Total		$—
As of September 30, 2021, we had no outstanding balances under our U.S. and European commercial paper programs.
Cash flows for other financing activities were driven by the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards. Cash outflows were $357 and $339 million in the first nine months of 2021 and 2020, respectively. The increase was driven by changes in payment levels for certain of our awards.
Sources of Credit
See note 10 to the unaudited, consolidated financial statements for a discussion of our available credit and the financial covenants that we are subject to as part of our credit agreements.
Contractual Commitments
There have been no material changes to the contractual commitments described in Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020, except as described below.
We have contractual obligations and commitments for purchases of aircraft, vehicles and technology equipment; and building and leasehold improvements. In the third quarter of 2021, we increased our projected capital expenditures by $0.2 billion for the year, including spending on technology-related projects, and renegotiated the timing of delivery of certain vehicles and aircraft. We also have contractual commitments related to pending business acquisitions.
Additionally, we have contractual obligations and commitments under finance leases. During the quarter, it became reasonably certain that we would exercise a purchase option on a leased property. The following table summarizes the expected cash outflows to satisfy our total purchase commitments and finance leases, inclusive of these changes, as of September 30, 2021 (in millions):

Commitment Type	2021	2022	2023	2024	2025	After 2025	Total
Purchase Commitments(1)	$1,929	$1,923	$646	$280	$93	$111	$4,982
Finance Leases	166	138	58	35	30	195	622
Total	$2,095	$2,061	$704	$315	$123	$306	$5,604
(1)Purchase commitments for 2021 include amounts related to pending business acquisitions.
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
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2021	December 31, 2020
Currency Derivatives	$142	$(83)
Interest Rate Derivatives	6	17
	$148	$(66)
As of September 30, 2021 and December 31, 2020, we had no outstanding commodity hedge positions.
Our market risks, hedging strategies and financial instrument positions as of September 30, 2021 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. In 2021, we entered into several foreign currency exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forward contracts expire. The remaining fair value changes between December 31, 2020 and September 30, 2021 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering all of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. As of September 30, 2021, we held cash collateral of $139 million and were required to post cash collateral of $15 million with our counterparties under these agreements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We have not experienced any material impact to our internal controls over financial reporting despite the fact that more of our employees are working remotely during the ongoing COVID-19 pandemic. As previously disclosed, in recent periods we have enhanced our oversight and monitoring during the closing and reporting processes and we continue to monitor and assess the effects of remote work on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of repurchases of our class A and class B common stock during the third quarter of 2021 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 - July 31, 2021	—	$—	—	$2,117
August 1 - August 31, 2021	2.2	194.44	2.2	4,570
September 1 - September 30, 2021	0.4	194.44	0.4	4,500
Total July 1 - September 30, 2021	2.6	$194.44	2.6
___________________
(1)Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
In May 2016, the Board of Directors approved a share repurchase authorization for $8.0 billion of class A and class B common stock. In August 2021, the Board of Directors terminated this authorization and approved a new share repurchase authorization for $5.0 billion. We repurchased 2.6 million shares of class B common stock for $500 million under an accelerated stock repurchase transaction during the three and nine months ended September 30, 2021. As of September 30, 2021, we had $4.5 billion available under this authorization.
For additional information on our share repurchase activities, see note 13 to the unaudited, consolidated financial statements included in this report.

Item 6.Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of February 14, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on February 19, 2013).

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	November 4, 2021	By:	/S/ BRIAN O. NEWMAN
Brian O. Newman
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)