Form 10-K
period 2021-12-31
UNITED PARCEL SERVICE INC
filed 2022-02-22
CIK 1090727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the class B common stock held by non-affiliates of the registrant was $151,320,492,469 as of June 30, 2021. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.
As of February 6, 2022, there were 137,837,443 outstanding shares of class A common stock and 732,553,960 outstanding shares of class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 5, 2022 are incorporated by reference into Part III of this report.

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

Item 1.Business

Overview
United Parcel Service, Inc. (“UPS”), founded in 1907, is the world’s premier package delivery company and a leading provider of global supply chain management solutions. We offer a broad range of industry-leading products and services through our extensive presence in North America; Europe; the Indian sub-continent, Middle East and Africa (“ISMEA”); Asia Pacific and Latin America. Our services include transportation and delivery, distribution, contract logistics, ocean freight, air freight, customs brokerage and insurance.
We operate one of the largest airlines and one of the largest fleets of alternative fuel vehicles under a global UPS brand. We deliver packages each business day for approximately 1.7 million shipping customers to 11.8 million delivery customers in over 220 countries and territories. In 2021, we delivered an average of 25.2 million packages per day, totaling 6.4 billion packages during the year. Total revenue in 2021 was $97.3 billion.
Strategy
Our well-defined strategy focuses on growing in the parts of the market that value our end-to-end network, including business-to-business ("B2B"), healthcare, small- and medium-sized businesses ("SMBs") and large enterprise accounts. We are on a journey to execute our Customer First, People Led, Innovation Driven strategy as we transform our business.
Customer First is about reducing the friction of doing business. We help our customers seize new opportunities, compete, and succeed by delivering the capabilities that they tell us matter the most: speed and ease.
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
Innovation Driven is designed to optimize the volume that flows through our network, to focus on increasing value share and driving business growth from higher-yielding opportunities in our target markets. We are using technology and automation to deliver sustainable improvements to our network. In our United States (" U.S.") Domestic Package segment, our aim is to improve revenue mix and lower our cost to serve. Within the International Package segment and Supply Chain Solutions businesses, we are focused on value share gains and growing operating profit.

Competitive Strengths
Our competitive strengths include:
Global Smart Logistics Network. We believe that our integrated global air and ground network is the most extensive in the industry. We provide all types of package services (air, ground, domestic, international, commercial and residential) through a single pickup and delivery network. Our sophisticated engineering systems allow us to optimize network efficiency and asset utilization.
Global Presence. We serve more than 220 countries and territories. We have a significant presence in all of the world’s major economies, allowing us to effectively and efficiently operate around the world.
Cutting-Edge Technologies. We are a global leader in developing technologies that help our customers enhance their shipping and logistics business processes to lower costs, improve service and increase efficiency. We offer a variety of online tools that enable our customers to integrate UPS functionality into their own websites, deepening our customer relationships. These tools allow customers to send, manage and track their shipments, and also to provide their customers with better information services.
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
Distinctive Culture. We believe that the dedication of our employees comes in large part from our distinctive “employee-owner” culture. Our founders believed that employee stock ownership was a vital foundation for successful business, and the employee stock ownership tradition dates back to our first stock ownership program in 1927. Our legacy of fairness and equity is the bedrock of our culture and of our relationships with those we serve.
Financial Strength. Our financial strength allows us to generate value for our shareowners by investing in technology, transportation equipment, facilities and employee development; pursuing strategic opportunities that facilitate our growth and maintaining a strong credit rating that gives us flexibility in running the business.
Products and Services; Reporting Segments
We have two reporting segments: U.S. Domestic Package and International Package. Our remaining businesses are reported as Supply Chain Solutions. U.S. Domestic Package and International Package are together referred to as our global small package operations.
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

We offer same-day pickup of air and ground packages seven days a week. Our global network offers approximately 188,000 entry points where customers can tender packages to us at locations and times convenient to them. This includes UPS drivers who can accept packages, UPS drop boxes, UPS Access Point locations, The UPS Store locations, authorized shipping outlets and commercial counters, alliance locations and customer centers attached to UPS facilities. Our UPS Access Point network includes local small businesses and national retailers. This network allows consumers to ship or redirect packages to an alternate delivery location or to drop off pre-labeled packages, including returns. The UPS Access Point network includes more than 20,000 locations within the U.S. and 52,000 globally.
We offer a portfolio of returns services in more than 140 countries. These services are driven by the continued growth of e-commerce that has increased our customers’ need for efficient and reliable returns, and are designed to promote efficiency and a friction-free consumer experience. This portfolio provides a range of cost-effective label and digital returns options and a broad network of consumer drop points. We also offer a selection of returns technologies, such as UPS Returns Manager, that promote systems integration, increase customer ease of use and visibility of inbound merchandise. These technologies help reduce costs and improve efficiency in our customers' reverse logistics processes.
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
•Our air portfolio offers time-definite, same day, next day, two day and three day delivery alternatives.
•Our ground network enables customers to ship using our day-definite guaranteed ground service. We deliver more ground packages in the U.S. than any other carrier, with average daily package volume of more than 17 million, most within one to three business days.
•UPS SurePost provides residential ground service for customers with non-urgent, lightweight residential shipments. It offers the consistency and reliability of the UPS ground network, with final delivery often provided by the U.S. Postal Service.
International Package
International Package consists of our small package operations in Europe, Asia Pacific, Canada, Latin America and ISMEA. International high-growth markets are one of our identified growth opportunities. We offer a wide selection of guaranteed day- and time-definite international shipping services, including more guaranteed time-definite express options than any other carrier.
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
Europe is our largest region outside of the U.S. and, in 2021, accounted for nearly half of our international package segment revenue. We continue to make major European infrastructure investments to meet growing demand for our services and to improve transit times across the region. Customers can reach more than 80% of Europe's population within two business days using UPS Standard.
We serve more than 40 Asia Pacific countries and territories through more than two dozen alliances with local delivery companies that supplement our owned operations.
The introduction of a direct flight from the U.S. to Dubai has improved time-in-transit to key destinations in ISMEA for shippers throughout the U.S., Canada and Latin America. In India, we are investing in our network to improve transit times and extend pickup times, allowing businesses to gain faster access to markets in Europe and the United States.

Supply Chain Solutions
Supply Chain Solutions consists of our forwarding, truckload brokerage, logistics and distribution, Roadie, UPS Capital and other businesses. Supply chain complexity creates demand for a global service offering that incorporates transportation, distribution and international trade and brokerage services, with complementary financial and information services. Many companies see value in outsourcing non-core logistics activity. With increased competition and growth opportunities in new markets, businesses require flexible and responsive supply chains to support their strategies. We meet this demand by offering a broad array of supply chain services in more than 200 countries and territories.
The divestiture of UPS Freight was completed on April 30, 2021. As a result of the divestiture, we renamed Supply Chain & Freight as Supply Chain Solutions. For additional information on the divestiture, see note 4 to the audited, consolidated financial statements.
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
Logistics & Distribution
Our Logistics & Distribution business provides value-added fulfillment and transportation management services. We leverage a network of more than 1,000 facilities in over 120 countries to ensure products and parts are in the right place at the right time. We operate both multi-client and dedicated facilities across our network, many of which are strategically located near UPS air and ground transportation hubs to support rapid delivery to consumer and business markets.
Healthcare logistics is one of our targeted areas for growth. We offer world-class technology, deep expertise and the most sophisticated suite of services in the industry. With a strategic focus on serving the unique, priority-handling needs of healthcare and life sciences customers, we have increased our cold-chain logistics capabilities to support the rapid deployment of COVID-19 vaccines both in the U.S. and internationally and we have delivered over one billion doses of COVID-19 vaccines.
Customs Brokerage
We are among the world’s largest customs brokers, as measured by both the number of shipments processed annually and by the number of dedicated brokerage employees worldwide. In addition to customs clearance services, we provide product classification, trade management, duty drawback and consulting services.
Roadie
On October 1, 2021, we acquired Roadie, a technology platform that enables local same-day delivery with operations throughout the United States. The Roadie technology platform is purpose-built to connect merchants and consumers with contract drivers to enable efficient and scalable same-day local delivery services, including items that are not compatible with the UPS network.
UPS Capital
UPS Capital offers integrated supply chain insurance solutions for in-transit goods to both small and large businesses. UPS Capital also offers insured transportation of high value goods.

Human Capital
Our success is dependent upon our people, working together with a common purpose. We have approximately 534,000 employees (excluding temporary seasonal employees), of which 444,000 are in the U.S. and 90,000 are located internationally. Our global workforce includes approximately 89,000 management employees (44% of whom are part-time) and 445,000 hourly employees (51% of whom are part-time). More than 70% of our U.S. employees are represented by unions, primarily those employees handling or transporting packages. In addition, approximately 3,100 of our pilots are represented by the Independent Pilots Association.
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
Oversight and management
We believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds, cultures and stakeholders. By leveraging diversity with respect to gender, age, ethnicity, skills and other factors, and creating inclusive environments, we believe we can improve organizational effectiveness, cultivate innovation and drive growth.
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
We are investing in capabilities that will transform our business, including investments in employee opportunities to support growth. We provide training for management employees on professionalism and performance as well as unconscious bias and diversity and inclusion to ensure our actions match our values.
Additional information on our human capital efforts is contained in our annual sustainability report, which describes our activities that support our commitment to acting responsibly and contributing to society. This report is available under the heading "Social Impact" at www.about.ups.com.
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
Customers
Building and maintaining long-term customer relationships is a competitive strength of UPS. In 2021, we served 1.7 million shipping customers and more than 11.8 million delivery customers daily. For the year ended December 31, 2021, one customer, Amazon.com, Inc. and its affiliates, represented approximately 11.7% of our consolidated revenues, substantially all of which was within our U.S. Domestic Package segment. For additional information on our customers, see “Risk Factors - Business and Operating Risks - Changes in our relationships with any of our significant customers, including the loss or reduction in business from one or more of them, could have a material adverse effect on us” and note 15 to the audited, consolidated financial statements.
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
The DOT’s authority primarily relates to economic aspects of air transportation, such as operating authority, insurance requirements, pricing, non-competitive practices, interlocking relations and cooperative agreements. The DOT also regulates international routes, fares, rates and practices and is authorized to investigate and take action against discriminatory treatment of U.S. air carriers abroad. International operating rights for U.S. airlines are usually subject to bilateral agreements between the U.S. and foreign governments or, in the absence of such agreements, by principles of reciprocity. We are also subject to current and potential aviation, health, customs and immigration regulations imposed by governments in other countries in which we operate, including registration and license requirements and security regulations. We have international route operating rights granted by the DOT and we may apply for additional authorities when those operating rights are available and are required for the efficient operation of our international network. The efficiency and flexibility of our international air transportation network is subject to DOT and foreign government regulations and operating restrictions.
The FAA’s authority primarily relates to operational, technical and safety aspects of air transportation, including certification, aircraft operating procedures, transportation of hazardous materials, record keeping standards and maintenance activities and personnel. In addition, we are subject to non-U.S. government regulation of aviation rights involving non-U.S. jurisdictions and non-U.S. customs regulation.

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
We participate in the Civil Reserve Air Fleet (“CRAF”) program. Our participation in this program allows the U.S. Department of Defense (“DOD”) to requisition specified UPS aircraft for military use during a national defense emergency. The DOD is required to compensate us for any use of aircraft under the CRAF program. In addition, participation in the CRAF program entitles us to bid for other U.S. Government opportunities including small package and air freight.
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
Pursuant to the Federal Aviation Act, the FAA, with the assistance of the Environmental Protection Agency is authorized to establish standards governing aircraft noise. Our aircraft fleet complies with current noise standards of the federal aviation regulations. Our international operations are also subject to noise regulations in certain other countries in which we operate.
For additional information, see “Risk Factors – Regulatory and Legal Risks – Increasingly stringent regulations related to climate change could materially increase our operating costs”.

Communications and Data Protection
Because of our use of radio and other communication facilities in our operations, we are subject to the Federal Communications Act of 1934, as amended. In addition, the Federal Communications Commission regulates and licenses our activities pertaining to satellite communications. There has recently been increased regulatory and enforcement focus on data protection in the U.S. (at both the state and federal level) and in other countries.
For additional information, see “Risk Factors – Business and Operating Risks – A significant data breach or information technology system disruption could materially adversely affect us”.
Health and Safety
We are subject to numerous federal, state and local laws and regulations governing employee health and safety, both in the U.S and in other countries. Compliance with changing laws and regulations from time to time, including those promulgated by the United States Occupational Safety and Health Administration, could result in materially increased operating costs and capital expenditures, and negatively impact our ability to attract and retain employees.
For additional information on governmental regulations and their potential impact on us generally, see “Risk Factors – Regulatory and Legal Risks”.
Where You Can Find More Information
We maintain websites for business and customer matters at www.ups.com, and for investor relations matters at www.investors.ups.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge through our investor relations website under the heading "SEC Filings" as soon as reasonably practical after we electronically file or furnish the reports to the SEC. We have a written Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive and financial officers. It is available under the heading "ESG" on the Governance Documents page of our investor relations website. In the event that we make changes in, or provide waivers from, the provisions of the Code of Business Conduct that the SEC requires us to disclose, we intend to disclose these events within four business days following the date of the amendment or waiver under that heading on our investor relations website.
Our Corporate Governance Guidelines and the Charters for our Audit, Compensation and Human Capital, Risk and Nominating and Corporate Governance Committees are also available under the heading "ESG" on the Governance Documents page of our investor relations website.
Our sustainability report, which describes our activities that support our commitment to acting responsibly and contributing to society, is available under the heading "Social Impact" at www.about.ups.com.
We provide the addresses to our websites solely for information. We do not intend for any addresses to be active links or to otherwise incorporate the contents of any website into this or any other report we file with the SEC.

Item 1A.Risk Factors
Our business, financial condition and results of operations are and will remain subject to numerous risks and uncertainties. You should carefully consider the following risk factors, which may have materially affected or could materially affect us, including impacting our business, financial condition, results of operations, stock price, credit rating or reputation. You should read these risk factors in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our "Financial Statements and Supplementary Data" in Item 8. These are not the only risks we face. We could also be affected by other unknown events, factors, uncertainties, or risks that we do not currently consider to be material.
Business and Operating Risks
The outbreak and spread of the coronavirus COVID-19 has had a significant impact on us, as well as on the operations, financial performance and liquidity of many of our customers. We are unable to predict the full extent to which the COVID-19 pandemic, or variations thereof, will continue to impact us.
The COVID-19 pandemic has had a substantial impact on business and consumer activity, including a curtailment of business activities (including a decrease in demand for a broad variety of goods and services), and resulted in weakened economic conditions, significant supply chain disruptions, ongoing economic uncertainty and volatility in global financial markets. The effects of the COVID-19 pandemic have significantly impacted, and may continue to significantly impact us, and have had, and may continue to have, a material adverse impact on the operations, financial performance and liquidity of many of our customers.
Because the ongoing COVID-19 pandemic and its consequences remain uncertain, are changing and difficult to predict, the future impact on our operations, financial condition and liquidity also remains uncertain and difficult to predict. The impact of the pandemic will continue to depend on evolving factors, many of which are not within our control, and to which we may not be able to effectively respond. These risks include, but are not limited to: a significant reduction in revenue due to renewed or extended curtailment of business activities; a significant increase in our expenses or a reduction in our operating margins due to long-term changes in the mix of our products and services; effects from governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transportation and workforce pressures); reductions in operating effectiveness due to employees working remotely; unavailability of personnel; the delay or cancellation of capital projects and related delays in, or loss of, expected benefits therefrom; limited access to liquidity; increased volatility and pricing in the capital and commercial paper markets; further disruption of global supply chains; impairments in the fair value of our assets; increases in pension funding obligations; and reductions in our customers’ credit-worthiness. Further, the COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also precipitate or aggravate risk factors that we identify herein or affect our operations and financial performance in a manner that is not presently known to us or that we currently do not consider material. The occurrence or continuation of any of the foregoing could have a material adverse effect on us.
Changes in general economic conditions, in the U.S. and internationally, may adversely affect us.
We conduct operations in over 220 countries and territories. Our operations are subject to cyclicality affecting national and international economies in general, as well as the local economic environments in which we operate. Changes in general economic conditions are beyond our control, and it may be difficult for us to adjust our business model to mitigate the impact of these factors. For example, we are affected by levels of industrial production, inflation, consumer spending and retail activity. We could be materially affected by adverse developments in these aspects of the economy, including without limitation the impact of the ongoing COVID-19 pandemic. We have also been, and may in the future be adversely impacted by, changes in economic conditions as a result of geopolitical uncertainty and/or conflicts in the countries and/or regions where we operate, including the United Kingdom, the European Union, the Ukraine, the Russian Federation and the Trans-Pacific region. Changes in general economic conditions, or our inability to accurately forecast these changes or mitigate the impact of these conditions on our business, could materially adversely affect us.

Our industry is rapidly evolving. We expect to continue to face significant competition, which could materially adversely affect us.
Our industry is rapidly evolving, including demands for faster deliveries and increased visibility into shipments. We expect to continue to face significant competition on a local, regional, national and international basis. Competitors include the U. S. and other international postal services, various motor carriers, express companies, freight forwarders, air couriers, large transportation and e-commerce companies that have made and continue to make significant investments in their own logistics capabilities, some of whom are currently our customers. We also face competition from start ups and other smaller companies that combine technologies with crowdsourcing to focus on local market needs. Competition may also come from other sources in the future as new technologies are developed. Competitors have cost, operational and organizational structures that differ from ours and may offer services or pricing terms that we are not willing or able to offer. Additionally, to sustain the level of service and value that we deliver to our customers, from time to time we may raise prices and our customers may not be willing to accept these higher prices. If we do not timely and appropriately respond to competitive pressures, including replacing any lost volume or maintaining our profitability, we could be materially adversely affected.
Continued transportation market growth may further increase competition. As a result, competitors may improve their financial capacity and strengthen their competitive positions. Business combinations could also result in competitors providing a wider variety of services and products at competitive prices, which could materially adversely affect us.
Changes in our relationships with any of our significant customers, including the loss or reduction in business from one or more of them, could have a material adverse effect on us.
For the year ended December 31, 2021, business from one customer, Amazon.com, Inc. and its affiliates, accounted for 11.7% of our consolidated revenues. Some of our other significant customers can account for a relatively significant portion of our revenues in a particular quarter or year. Customer impact on our revenue is based on factors such as: pricing terms; product launches; e-commerce or other industry trends, including those related to the holiday season; business combinations and the overall growth of a customer's underlying business; as well as any disruptions to their businesses. Customers could choose, and have in the past chosen, to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own logistics capabilities. In addition, certain of our significant customer contracts include termination rights of either party upon the occurrence of certain events or without cause upon advance notice to the other party. If all or a portion of our business relationships with one or more significant customers were to terminate or significantly change, this could materially adversely affect us.
Failure to attract or retain qualified employees could materially adversely affect us.
We maintain a large workforce. We necessarily depend on the skills and continued service of our employees, including our executive leadership team. We also regularly hire a large number of part-time and seasonal workers. We must attract, engage, develop and retain a large and diverse global workforce, while controlling labor costs and maintaining an environment that supports our core values. Our ability to control labor costs is subject to numerous factors, including turnover, training costs, regulatory changes, market pressures, inflation, unemployment levels and healthcare and other benefit costs. If we are unable to hire, properly train and retain qualified employees, we could experience higher labor costs, reduced revenues, further increased workers' compensation and automobile liability claims, regulatory noncompliance, customer losses and diminution of our brand value or company culture, which could materially adversely affect us.
In addition, our strategic initiatives, including transformation, have led and are expected to continue to lead to the creation of fewer, but more impactful, jobs as we strive to lower our cost to serve. Our inability to continue to retain experienced and motivated employees may also materially adversely affect us.
Increased security requirements impose substantial costs on us and we could be the target of an attack or have a security breach, which could materially adversely affect us.
As a result of concerns about global terrorism and homeland security, various governments have adopted and may continue to adopt stricter security requirements resulting in increased operating costs in the transportation industry. Regulatory and legislative requirements may change periodically in response to evolving threats. We cannot determine the effect that any new requirements will have on our operations, cost structure or operating results, and new rules or other future security requirements may increase our operating costs and reduce operating efficiencies. Regardless of our compliance with security requirements or the steps we take to secure our facilities or fleet, we could also be the target of an attack or security breaches could occur, which could materially adversely affect us.

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
Our success depends in part on our ability to maintain the image of the UPS brand and our reputation. Service quality issues, actual or perceived, could tarnish the image of our brand and may cause customers not to use UPS services. Also, adverse publicity or public sentiment surrounding labor relations, environmental and sustainability concerns, security matters, political activities and similar matters, or attempts to connect our company to such issues, either in the U.S. or other countries in which we operate, could negatively affect our overall reputation and demand for our services. Damage to our reputation and loss of brand equity could have a material adverse effect on us, and could require additional resources to rebuild our reputation and restore the value of our brand.
A significant data breach or information technology system disruption could materially adversely affect us.
We rely on information technology networks and systems, including the internet and a number of internally-developed systems and applications. For example, we rely on information technology to receive package level information in advance of the physical receipt of packages, to move and track packages through our operations, to efficiently plan deliveries, to execute billing processes, and to track and report financial and operational data. Our franchise locations and subsidiaries also rely on information technology systems to manage their business processes and activities.
In addition, our services, and the operation of our networks and systems involve the collection, storage and transmission of significant amounts of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. We regularly move data across national borders, and are subject to a variety of evolving laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the E.U.'s General Data Protection Regulation greatly increases the jurisdictional reach of, and potential penalties under, E.U. law, and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. Other countries have also enacted or are enacting data localization laws that require data to stay within their borders. These evolving requirements impose significant costs that are likely to increase over time.
Information technology systems (ours, as well as those of our franchisees, acquired businesses, and third-party service providers) are susceptible to damage, disruptions or shutdowns due to programming errors, defects or other vulnerabilities, power outages, hardware failures, computer viruses, cyber-attacks, ransomware attacks, malware attacks, theft, misconduct by employees or other insiders, telecommunications failures, misuse, human errors or other catastrophic events. These events may, from time to time, cause service outages, allow inappropriate or block legitimate access to systems or information, or result in other interruptions in our business. In addition, breaches in security expose us, our customers and franchisees, or the individuals affected, to a risk of loss, disclosure or misuse of proprietary information and sensitive or confidential data, including personally identifiable information. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect and often are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate measures to prevent any of the events described above.

We also depend on and interact with the information technology networks and systems of third-parties for many aspects of our business operations, including our customers, franchisees and service providers such as cloud service providers and third-party delivery services. These third parties may have access to information we maintain about our company, operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact our business operations. These third parties are subject to risks imposed by data breaches and information technology systems disruptions like those described above, and other events or actions that could damage, disrupt or close down their networks or systems. Security processes, protocols and standards that we implement and contractual provisions requiring security measures that we impose on such third-parties may not be sufficient or effective at preventing such events. These events could result in unauthorized access to, or disruptions or denials of access to, misuse or disclosure of, information or systems that are important to us, including proprietary information, sensitive or confidential data, and other information about our operations, customers, employees and suppliers, including personal information.
Any of these events that impact our information technology networks or systems, franchisees, customers, service providers or other third-parties, could result in material disruptions in our business, the loss of existing or potential customers, damage to our brand and reputation, regulatory scrutiny, litigation and other potential liability. In addition, our customers’ confidence in our ability to protect data and systems and to provide services consistent with their expectations could be impacted, further disrupting our operations. Similarly, an actual or alleged failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties.
We have invested and expect to continue to invest in technology security initiatives, information technology risk management and disaster recovery plans. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly frequent, complex and sophisticated cyber threats. Despite our best efforts, we are at risk from data breaches and system disruptions. Although to date we are unaware of any material data breach or system disruption, including a cyber-attack, we cannot provide any assurances that such events and impacts will not be material in the future. Our efforts to deter, identify, mitigate and/or eliminate future breaches may require significant additional effort and expense and may not be successful.
Global climate change presents challenges to our business which could materially adversely affect us.
The effects of climate change create financial and operational risks to our business, both directly and indirectly. We have made several public statements regarding our intended reduction of carbon emissions, including our most recent goal to achieve net zero carbon emissions by 2050 and our other short- and mid-term environmental sustainability goals. We may be required to expend significant additional resources to acquire assets or on remediation efforts to meet these goals, which could significantly increase our operational costs. We could also be required to write down the carrying value of assets, which could result in impairment charges.
Further, there can be no assurance of the extent to which any of our goals will be achieved, or that any future investments we make will meet investor expectations or any legal standards regarding sustainability performance. In particular, our ability to meet our goals depends in part on significant technological advancements with respect to the development and availability of reliable, affordable and sustainable alternative solutions, including aviation fuel and alternative fuel vehicles. Moreover, we may determine that it is in our best interests to prioritize other business, social, governance or sustainable investments over the achievement of our current goals based on economic, regulatory or social factors, business strategy or other factors. If we do not meet these goals, then, in addition to regulatory and legal risks related to compliance, we could incur adverse publicity and reaction, which could adversely impact our reputation, and in turn adversely impact our results of operations. While we remain committed to being responsive to climate change and reducing our carbon footprint, there can be no assurance that our goals and strategic plans to achieve those goals will be successful, that the costs related to climate transition will not be higher than expected, that the necessary technological advancements will occur in the timeframe we expect, or at all, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on our capital expenditures, operating margins and results of operations.
Severe weather or other natural or man-made disasters could materially adversely affect us.
Severe weather conditions or other natural or man-made disasters, including storms, floods, fires, earthquakes, epidemics, pandemics, conflicts, unrest, or terrorist attacks, have in the past and may in the future disrupt our business. Customers may reduce shipments, or our costs to operate our business may increase, either of which could have a material adverse effect on us. Any such event affecting one of our major facilities could result in a significant interruption in or disruption of our business.

Economic, political, or social developments and other risks associated with international operations could materially adversely affect us.
We have significant international operations. We are exposed to changing economic, political and social developments that are beyond our control. Emerging markets are typically more volatile than those in other countries, and any broad-based downturn in these markets could reduce our revenues and materially adversely affect our business, financial condition and results of operations. We are subject to many laws governing our international operations, including those that prohibit improper payments to government officials and commercial customers, govern our environmental impact or labor matters, and restrict where we can do business, our shipments to certain countries and the information that we can provide to non-U.S. governments. Our failure to manage and anticipate these and other risks associated with our international operations could materially adversely affect us.
Our inability to effectively integrate any acquired operations and realize the anticipated benefits of any acquisitions, joint ventures, strategic alliances or dispositions could materially adversely affect us.
From time to time we acquire businesses, form joint ventures and strategic alliances, and dispose of operations. Whether we realize the anticipated benefits from these transactions will depend, in part, upon the successful integration between the businesses involved, the performance of the underlying operations, capabilities or technologies and the management of the acquired operations. Accordingly, our financial results could be materially adversely affected by our failure to effectively integrate acquired operations, unanticipated performance issues or transaction-related charges.
Financial Risks
We are exposed to the effects of changing fuel and energy prices, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities.
Changing fuel and energy costs have a significant impact on our operations. We require significant quantities of fuel for our aircraft and delivery vehicles and are exposed to the risks associated with variations in the market price for petroleum products, including gasoline, diesel and jet fuel. We seek to mitigate our exposure to changing fuel prices through fuel surcharges and utilizing hedging transactions from time to time. If we are unable to maintain or increase our fuel surcharges, higher fuel costs could materially adversely impact our operating results. Even if we are able to offset changes in fuel costs with surcharges, high fuel surcharges have in the past, and may in the future result in a shift from our higher-yielding products to lower-yielding products or an overall reduction in volume, revenue and profitability. There can also be no assurance that our hedging transactions will be effective. Moreover, we could experience a disruption in energy supplies as a result of war, weather-related events or natural disasters, actions by producers (including as part of their own sustainability efforts) or other factors beyond our control, which could have a material adverse effect on us.
Changes in exchange rates or interest rates may have a material adverse effect on us.
We conduct business in a number of countries, with a significant portion of our revenue derived from operations outside the United States. Our international operations are affected by changes in the exchange rates for local currencies, in particular the Euro, British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar.
We are exposed to changes in interest rates, primarily on our short-term debt and that portion of our long-term debt that carries floating interest rates. Additionally, changes in interest rates impact the valuation of our pension and postretirement benefit obligations and the related benefit cost recognized in the statements of consolidated income. The impact of changes in interest rates on our pension and postretirement benefit obligations and costs, and affecting our debt, is discussed further in Part I, "Item 7 - Critical Accounting Estimates," and Part II, “Item 7A - Quantitative and Qualitative Disclosures about Market Risk,” respectively, of this report.
We monitor and manage currency exchange rates and interest rate exposure, and use derivative instruments to mitigate the impact of changes in these rates on our financial condition and results of operations; however, changes in exchange rates and interest rates cannot always be predicted or effectively hedged, and may have a material adverse effect on us.

Our business requires significant capital and other investments; if we do not accurately forecast our future investment needs, we could be materially adversely affected.
Our business requires significant capital investments, including in aircraft, vehicles, technology, facilities and sortation and other equipment. In addition to forecasting our capital investment requirements, we adjust other elements of our operations and cost structure in response to economic and regulatory conditions, and consistent with our long-term strategy and commitments. These investments support both our existing business and anticipated growth. Forecasting projected volume involves many factors which are subject to uncertainty, such as general economic trends, changes in governmental regulation and competition. If we do not accurately forecast our future capital investment needs, we could have excess capacity or insufficient capacity, either of which would negatively affect our revenues and profitability.
Employee health and retiree health and pension benefit costs represent a significant expense to us; further cost increases could materially adversely affect us.
Our employee health, retiree health and pension benefit expenses are significant. In recent years, we have experienced significant increases in some of these costs, in particular, ongoing increases in healthcare costs in excess of the rate of inflation and historically low discount rates that we use to value our company-sponsored defined benefit plan obligations. Increasing healthcare costs, volatility in investment returns and discount rates, as well as changes in laws, regulations and assumptions used to calculate retiree health and pension benefit expenses, may materially adversely affect our business, financial condition, or results of operations, and have required, and may in the future require significant contributions to our benefit plans. Our national master agreement with the Teamsters includes provisions that are designed to mitigate certain healthcare expenses, but there can be no assurance that our efforts will be successful or that these efforts will not materially adversely affect us.
We participate in various trustee-managed multiemployer pension and health and welfare plans for employees covered under collective bargaining agreements. As part of the overall collective bargaining process for wage and benefit levels, we have agreed to contribute certain amounts to the multiemployer benefit plans during the contract period. The multiemployer benefit plans set benefit levels and are responsible for benefit delivery to participants. Future contribution amounts to multiemployer benefit plans will be determined through collective bargaining. However, in future collective bargaining negotiations, we could agree to make significantly higher future contributions to one or more of these plans. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on us could result from our participation in these plans.
In addition to our ongoing multiemployer pension plan obligations, we may have an obligation in the future to pay significant coordinating benefits previously earned by UPS employees in the Central States Pension Fund (the "CSPF"). For additional information on our potential liabilities related to the CSPF, see note 6 to the audited, consolidated financial statements.
Insurance and claims expense could materially adversely affect us.
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
Our regular review of the carrying value of our assets, changes in business strategy, government regulations, including related to climate change, and economic or market conditions have resulted from time to time, and may in the future result, in substantial impairments of our intangible, fixed or other assets. In addition, we have been and may be required in the future to recognize increased depreciation and amortization charges if we determine that the useful lives of our fixed assets or intangible assets are shorter than we originally estimated. Such changes have in the past, and may in the future, reduce our net income.

We may have significant additional tax liabilities that could materially adversely affect us.
We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. There are many transactions and calculations where the ultimate tax determination is uncertain.
We are regularly under audit by tax authorities in many jurisdictions. Economic and political pressures to increase tax revenue may make resolving tax disputes more difficult. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. In addition, changes in U.S. federal and state or international tax laws, other fundamental law changes currently being considered by many countries, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions may materially adversely impact our tax expense and cash flows.
Regulatory and Legal Risks
Increasingly complex and stringent laws, regulations and policies could materially increase our operating costs.
We are subject to complex and stringent aviation, transportation, environmental, security, labor, employment, safety, privacy and data protection and other governmental laws, regulations and policies, both in the U.S. and internationally. In addition, we are impacted by laws, regulations and policies that affect global trade, including tariff and trade policies, export requirements, taxes, monetary policies and other restrictions and charges. Trade discussions between the U.S. and various of its trading partners are fluid, and existing and future trade agreements are, and are expected to continue to be, subject to a number of uncertainties, including the imposition of new tariffs or adjustments and changes to the products covered by existing tariffs. The impact of new laws, regulations and policies or decisions or interpretations by authorities applying those laws and regulations, cannot be predicted. Compliance with any new laws, regulations or policies may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws, regulations or policies in the U.S. or other countries could result in substantial fines or possible revocation of our authority to conduct our operations, which could materially adversely affect us.
Increasingly stringent regulations related to climate change could materially increase our operating costs.
Regulation of greenhouse gas ("GHG") emissions exposes us to potentially significant new taxes, fees and other costs. Compliance with such regulation, and any increased or additional regulation, or the associated costs is further complicated by the fact that various countries and regions may adopt different approaches to climate change regulation.
For example, in 2016, the International Civil Aviation Organization (“ICAO”) adopted the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth. A voluntary participation pilot phase began in 2021, and full mandatory participation is scheduled to begin in 2027. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase our operating costs.
In the U.S., Congress has considered but, to date, not passed various bills that would regulate GHG emissions. Nevertheless, we believe some form of federal climate change legislation is possible in the future. Even in the absence of such legislation, the Environmental Protection Agency could determine to regulate GHG emissions, especially aircraft or diesel engine emissions, and this could impose substantial costs on us.
In addition, the impact that the recent re-entry into the Paris climate accord may have on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulation remains uncertain. The extent to which other countries implement that accord could also have a material adverse effect on us.
Increased regulation relating to GHG emissions in the U.S. or abroad, especially aircraft or diesel engine emissions, could increase the cost of fuel and other energy we purchase and the capital costs associated with updating or replacing our aircraft or vehicles prematurely. We cannot predict the impact any future regulation would have on our cost structure or our operating results. It is likely that such regulation could significantly increase our operating costs and that we may not be willing or able to pass such costs along to our customers. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services, especially our air services.

We may be subject to various claims and lawsuits that could result in significant expenditures which may materially adversely affect us.
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
We own or lease over 1,000 package operating facilities in the U.S., with approximately 85 million square feet of floor space. These facilities have vehicles and drivers stationed for the pickup and delivery of packages, and capacity to sort and transfer packages. Our larger facilities also service our vehicles and equipment, and employ specialized mechanical equipment for the sorting and handling of packages. We own or lease approximately 800 facilities that support our international package operations, with approximately 23 million square feet of floor space.
Our aircraft are operated in a hub and spoke pattern in the U.S., with our principal air hub, Worldport, located in Louisville, Kentucky. Our major air hub in Europe is located in Germany, and in Asia we operate two major air hubs in China and one in Hong Kong.
We own or lease more than 500 facilities, with approximately 41 million square feet of floor space, which support our freight forwarding and logistics operations. This includes approximately 11 million square feet of healthcare-compliant warehousing. We own and operate a logistics campus consisting of approximately 4 million square feet in Louisville, Kentucky.

Fleet
Aircraft
The following table shows information about our aircraft fleet as of December 31, 2021:

Description	Owned & Finance Leases	Operating Leases & Charters From Others	On Order	Under Option
Boeing 757-200	75	—	—	—
Boeing 767-300	72	—	19	8
Boeing 767-300BCF	4	—	—	—
Boeing 767-300BDSF	4	—	—	—
Airbus A300-600	52	—	—	—
Boeing MD-11	42	—	—	—
Boeing 747-400F	11	—	—	—
Boeing 747-400BCF	2	—	—	—
Boeing 747-8F	26	—	2	—
Other	—	307	—	—
Total	288	307	21	8
Vehicles
We operate a global ground fleet of approximately 121,000 package cars, vans, tractors and motorcycles, including more than 13,000 alternative fuel and advanced technology vehicles. Our ground support fleet consists of 39,000 pieces of equipment designed specifically to support our aircraft fleet. We also have 59,000 containers used to transport cargo in our aircraft.

Item 3.Legal Proceedings
See note 11 to the audited, consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities.

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
As of February 6, 2022, there were 160,542 and 19,737 shareowners of record of class A and class B common stock, respectively.
Our practice has been to pay dividends on a quarterly basis. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors.
On January 31, 2022, our Board declared a dividend of $1.52 per share, which is payable on March 10, 2022 to shareowners of record on February 22, 2022.
In May 2016, the Board of Directors approved a share repurchase authorization for $8.0 billion of class A and class B common stock. We did not repurchase any shares under this program during the year ended December 31, 2021.
In August 2021, the Board of Directors terminated this authorization and approved a new share repurchase authorization of $5.0 billion. We repurchased 2.6 million shares of class B common stock for $500 million under an accelerated stock repurchase transaction during the year ended December 31, 2021. We anticipate repurchasing approximately $1.0 billion in shares in 2022. As of December 31, 2021, we had $4.5 billion available under our share repurchase authorization.
For additional information on our share repurchase activities, see note 13 to the audited, consolidated financial statements.

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
The following graph shows a five-year comparison of cumulative total shareowners’ returns for our class B common stock, the Standard & Poor’s 500 Index and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2016 in the Standard & Poor’s 500 Index, the Dow Jones Transportation Average and our class B common stock.

Comparison of Five-Year Cumulative Total Return

$250
$225
$200
$175
$150
$125
$100
$75
2016
2017
2018
2019
2020
2021
UPS
S&P 500
Dow Jones Transports

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
United Parcel Service, Inc.	$100.00	$107.14	$90.56	$113.64	$168.99	$219.71
Standard & Poor’s 500 Index	$100.00	$121.82	$116.47	$154.46	$182.86	$235.31
Dow Jones Transportation Average	$100.00	$119.02	$104.35	$126.93	$147.91	$197.02
For information regarding our equity compensation plans, see Item 12 of this report.

Item 6. [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are on a journey to execute our Customer First, People Led, Innovation Driven strategy within our Better not Bigger framework. We are focused on improving revenue quality, reducing our cost to serve, growing operating profit and allocating capital in a disciplined fashion. The Customer First component of our strategy focuses on, among other things, enhancing the capabilities that we believe our customers value the most: speed and ease of access to our services. The People Led component of our strategy aims to enhance the employee value proposition. Our Innovation Driven strategic approach utilizes technology and automation to deliver sustainable improvements to our network and to enhance the customer experience.
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions. For the year, we increased average daily volume, revenue per piece and operating margin within global small package operations, with growth led by small- and medium-sized businesses ("SMBs") as we executed on our strategy. The COVID-19 pandemic continued to have, and is expected to continue to have, an impact on our business. We experienced a year-over-year increase in commercial volume as business returned to pre-pandemic levels, while business-to-consumer volume declined, partly due to the surge in e-commerce at the onset of the pandemic. In the second half of the year, COVID-19 resulted in a reduction in the number of flights we operated in Asia relative to our expectations, which contributed to an overall decline in international volume in the fourth quarter. Within Supply Chain Solutions, operating margin increased with demand for our services particularly strong in Forwarding and healthcare logistics, including COVID-19 relief efforts.
The overall economic environment continues to be challenging. Global supply chain disruption continues, and resulted in capacity constraints that drove higher transportation costs, particularly in our Supply Chain Solutions businesses. Rising inflation and labor market challenges continue to cause wage pressures in certain markets. We continue to monitor the impacts of these external conditions on our business; however, we anticipate that demand for our services will remain strong.
During the first quarter of 2021, following enactment of the American Rescue Plan Act ("ARPA"), we remeasured the UPS/IBT Full Time Employee Pension Plan. This resulted in a $3.3 billion pre-tax mark-to-market gain in the first quarter. We completed the divestiture of UPS Freight on April 30, 2021, and used the cash proceeds of $848 million to reduce outstanding indebtedness. We recognized a pre-tax gain of $46 million for the year in respect of this transaction. The divestiture triggered a remeasurement of certain of our U.S. defined benefit pension and postretirement benefit plans, which had only an immaterial impact on results of operations for the year. For additional information on this divestiture, see note 4 to the audited, consolidated financial statements. Following the divestiture, we renamed our Supply Chain & Freight businesses Supply Chain Solutions.
In October 2021, we completed the acquisition of Roadie, a technology platform focused on same-day delivery services, for $586 million. The results of Roadie are reported within Supply Chain Solutions. The acquisition did not have a material impact on our results of operations for the year. See note 9 to the audited, consolidated financial statements for additional information on this transaction.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Highlights of our results for the years ended December 31, 2021 and 2020, which are discussed in more detail in the sections that follow, include:

	Year Ended December 31,		Change
	2021	2020	$	%
Revenue (in millions)	$97,287	$84,628	$12,659	15.0%
Operating Expenses (in millions)	84,477	76,944	7,533	9.8%
Operating Profit (in millions)	$12,810	$7,684	$5,126	66.7%
Operating Margin	13.2%	9.1%
Net Income (in millions)	$12,890	$1,343	$11,547	859.8%
Basic Earnings Per Share	$14.75	$1.55	$13.20	851.6%
Diluted Earnings Per Share	$14.68	$1.54	$13.14	853.2%

Operating Days	254	255
Average Daily Package Volume (in thousands)	25,250	24,676		2.3%
Average Revenue Per Piece	$12.32	$10.94	$1.38	12.6%
•Revenue increased in all segments, with double digit revenue per piece growth in both U.S. Domestic Package and International Package.
•Average daily package volume increases were driven by growth in SMB and business-to-business volume.
•Operating expenses increased, primarily driven by fuel and third-party transportation costs.
•Operating profit and operating margin increased in global small package and Supply Chain Solutions.
•We reported net income of $12.9 billion and diluted earnings per share of $14.68. Adjusted diluted earnings per share was $12.13 after adjusting for the after-tax impacts of:
◦a gain on the divestiture of UPS Freight of $35 million or $0.04 per diluted share;
◦transformation strategy costs of $285 million or $0.32 per diluted share; and
◦a pension mark-to-market gain recognized outside of a 10% corridor of $2.5 billion or $2.83 per share.
In the U.S. Domestic Package segment, volume increases were driven by strong growth from SMBs. Revenue and revenue per piece increased through execution of our revenue quality initiatives, with favorable shifts in customer and product mix and base rate increases, as well as increases in fuel and demand-related surcharges. Expenses increased primarily due to higher fuel prices and increases in employee compensation and benefit costs, which were slightly offset by productivity improvements.
The International Package segment also experienced volume growth for the year, driven by business-to-business volume. Revenue and revenue per piece increased due to fuel and demand-related surcharges, base rate increases, shifts in customer and product mix and favorable currency movements. Expense increases were primarily due to higher network costs, driven by higher fuel prices, and volume growth, which resulted in additional third-party pickup and delivery expense.
In Supply Chain Solutions, the impact of divesting UPS Freight was more than offset by revenue growth from the remaining businesses, primarily Forwarding and Logistics. Forwarding growth was driven by higher volumes in our air and ocean freight businesses and market rate and base pricing increases. Within Logistics, we experienced strong growth in our healthcare operations. Expense increases in Supply Chain Solutions were primarily due to higher third-party transportation costs.
2020 compared to 2019
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 22, 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supplemental Information - Items Affecting Comparability
We supplement the reporting of our financial information determined under generally accepted accounting principles in the United States ("GAAP") with certain non-GAAP financial measures. These include: "adjusted" compensation and benefits; operating expenses; operating profit; operating margin; other income and (expense); income before income taxes; income tax expense; effective tax rate; net income; and earnings per share. Adjusted financial measures may exclude the impact of period over period exchange rate changes and hedging activities, amounts related to mark-to-market gains or losses, transformation and other charges, goodwill and asset impairment charges and divestitures, as described below.
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
Adjusted amounts reflect the following (in millions):

	Year Ended December 31,
Non-GAAP Adjustments	2021	2020
Operating Expenses:
Transformation Strategy Costs	$380	$348
Goodwill and Asset Impairment Charges, and Divestitures	(46)	686
Total Adjustments to Operating Expenses	$334	$1,034

Other Income and (Expense):
Defined Benefit Plans Mark-to-Market (Gain) Loss	$(3,272)	$6,484
Total Adjustments to Other Income and (Expense)	$(3,272)	$6,484

Total Adjustments to Income Before Income Taxes	$(2,938)	$7,518

Income Tax (Benefit) Expense from Defined Benefit Plans Mark-to-Market	$784	$(1,555)
Income Tax Benefit from Transformation Strategy Costs	(95)	(83)
Income Tax (Benefit) Expense from Goodwill and Asset Impairment Charges, and Divestitures	11	(57)
Total Adjustments to Income Tax Expense	$700	$(1,695)

Total Adjustments to Net Income	$(2,238)	$5,823
These items have been excluded from comparisons of "adjusted" compensation and benefits, operating expenses, operating profit, operating margin, other income and (expense), income tax expense and effective tax rate in the discussion that follows. The income tax impacts from transformation and other charges; mark-to-market gains and losses; goodwill and asset impairment charges, and divestitures are calculated by multiplying the statutory tax rates applicable in each tax jurisdiction, including the U.S. federal jurisdiction and various U.S. state and non-U.S. jurisdictions, by the tax-deductible adjustments. The blended average effective tax rates in 2021 and 2020 were 23.8% and 22.5%, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Transformation and Other Charges, Goodwill and Asset Impairment Charges, and Divestitures
We supplement the presentation of our operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of charges related to transformation activities, goodwill and asset impairment charges and divestitures. For more information regarding transformation activities, see note 19 to the audited, consolidated financial statements. For more information regarding goodwill and asset impairment charges and divestitures, see note 4 to the audited, consolidated financial statements.
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
Defined Benefit Plans Mark-to-Market Impacts
We recognize changes in the fair value of plan assets and net actuarial gains and losses in excess of a 10% corridor for our pension and postretirement defined benefit plans immediately as part of Investment income (expense) and other within Other Income and (Expense). We supplement the presentation of our income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of these gains and losses and the related income tax effects. We believe excluding these mark-to-market impacts provides important supplemental information by removing the volatility associated with short-term changes in market interest rates, equity values and similar factors.
Investment income (expense) and other reflects the actual return on plan assets (9.11% in 2021 and 12.54% in 2020) and the discount rate used to measure the projected benefit obligation at the December 31st measurement date (3.11% in 2021 and 2.87% in 2020). Adjusted Investment income (expense) and other utilizes the expected return on plan assets (6.40% in 2021 and 7.70% in 2020) and the discount rate used to determine net periodic benefit cost (2.87% in 2021 and 3.55% in 2020).
The remeasurement of our pension and postretirement defined benefit plans' assets and liabilities resulted in a $3.3 billion mark-to-market gain in 2021 and $6.5 billion loss in 2020.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The table below shows the amounts associated with each component of the pre-tax mark-to-market gain (loss), as well as the weighted-average actuarial assumptions used to determine our net periodic benefit cost, for each year:

	Year Ended December 31,
Components of mark-to-market gain (loss) (in millions):	2021	2020
Discount rates	$1,871	$(6,540)
Return on assets	(269)	2,390
Demographic and other assumption changes	(97)	(381)
Coordinating benefits attributable to the Central States Pension Fund	1,767	(1,953)
Total mark-to-market gain (loss)	$3,272	$(6,484)

	Year Ended December 31,
Weighted-average actuarial assumptions:	2021	2020
Expected rate of return on plan assets	6.40%	7.70%
Actual rate of return on plan assets	9.11%	12.54%
Discount rate used for net periodic benefit cost	2.87%	3.55%
Discount rate at measurement date	3.11%	2.87%
The pre-tax mark-to-market gains and losses for the years ended December 31, 2021 and 2020 consisted of the following:
2021 - $3.3 billion pre-tax mark-to-market gain:
•Discount Rates ($1.9 billion pre-tax gain): This gain was driven by the interim remeasurement of the UPS/IBT Plan in the first quarter of 2021. The weighted-average discount rate for our UPS/IBT Plan increased from 2.98% as of December 31, 2020 to 3.70% as of March 31, 2021, primarily due to an increase in U.S. treasury yields.
•Return on Assets ($0.3 billion pre-tax loss): This loss was primarily driven by the interim remeasurement of the UPS/IBT Plan in the first quarter of 2021. As of March 2021, the actual rate of return on the plan assets was approximately 220 basis points lower than our expected rate of return, primarily due to weak global equity and U.S. bond market performance.
•Demographic and Other Assumption Changes ($0.1 billion pre-tax loss): This represents the difference between actual and estimated participant data and demographic factors, including items such as healthcare cost trends, compensation rate increases and rates of termination, retirement and mortality.
•Coordinating benefits attributable to the Central States Pension Fund ($1.8 billion pre-tax gain): This represents the reduction of the liability for potential coordinating benefits that may be required to be paid related to the Central States Pension Fund.
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
•Demographic and Other Assumption Changes ($0.4 billion pre-tax loss): This represents the difference between actual and estimated participant data and demographic factors, including items such as healthcare cost trends, compensation rate increases and rates of termination, retirement and mortality.
•Coordinating benefits attributable to the Central States Pension Fund ($2.0 billion pre-tax loss): This represents our current best estimate of additional potential coordinating benefits that may be required to be paid related to the Central States Pension Fund.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Expense Allocations
Certain operating expenses are allocated between our operating segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates would directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses.
In the first quarter of 2021, we updated our cost allocation methodology for aircraft engine maintenance expense to better align with aircraft utilization by segment. This change resulted in a reallocation of expense from our U.S. Domestic Package segment to our International Package segment of approximately $73 million for the year.
Upon the divestiture of UPS Freight, revenue and costs associated with the Ground with Freight Pricing ("GFP") product began to be reported in U.S. Domestic Package.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Year Ended December 31,		Change
	2021	2020	$	%
Average Daily Package Volume (in thousands):
Next Day Air	2,093	1,987		5.3%
Deferred	1,723	1,783		(3.4)%
Ground	17,646	17,371		1.6%
Total Average Daily Package Volume	21,462	21,141		1.5%
Average Revenue Per Piece:
Next Day Air	$18.83	$16.82	$2.01	12.0%
Deferred	13.36	12.46	0.90	7.2%
Ground	9.92	8.87	1.05	11.8%
Total Average Revenue Per Piece	$11.06	$9.92	$1.14	11.5%
Operating Days in Period	254	255
Revenue (in millions):
Next Day Air	$10,009	$8,522	$1,487	17.4%
Deferred	5,846	5,665	181	3.2%
Ground	44,462	39,312	5,150	13.1%
Total Revenue	$60,317	$53,499	$6,818	12.7%
Operating Expenses (in millions):
Operating Expenses	$53,881	$49,608	$4,273	8.6%
Transformation and Other Charges	(281)	(237)	(44)	18.6%
Adjusted Operating Expenses	$53,600	$49,371	$4,229	8.6%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$6,436	$3,891	$2,545	65.4%
Adjusted Operating Profit	$6,717	$4,128	$2,589	62.7%
Operating Margin	10.7%	7.3%
Adjusted Operating Margin	11.1%	7.7%
Revenue
The change in revenue was due to the following factors:

Revenue Change Drivers:	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
2021 vs. 2020	1.1%	9.2%	2.4%	12.7%
Volume
Average daily volume increased slightly, driven by SMB customer volume growth of 18% as a result of the continued execution of the Customer First component of our strategy, which was partially offset by a decline in Ground residential volume from our large customers. We anticipate this decline will moderate in 2022 and be offset by growth in Ground residential volume from our SMB customers. We expect overall volume growth levels in 2022 will remain consistent with 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Business-to-consumer shipments represented approximately 60.7% of average daily volume compared to 63.6% in 2020. The decrease in 2021 was attributable to elevated e-commerce spending and a reduction in business-to-business activity in 2020 as a result of the COVID-19 pandemic. Business-to-business shipments increased 9.4%, primarily in our Ground commercial product, as business activity largely recovered from the impacts of the COVID-19 pandemic.
Average daily volume in our Next Day Air product increased as a result of the increase in business-to-business activity from SMBs and large customers. Higher residential demand also contributed to the growth in Next Day Air. Deferred volume decreased but remained slightly above pre-pandemic levels, with shifts in customer mix impacting product demand.
SurePost average daily volume decreased 10.7%, driven by declines in volume from large customers. Ground commercial volume increased 7.0%, with growth in all customer segments.
Rates and Product Mix
Overall revenue per piece increased in all customer segments, driven by increases in base rates and the increase in commercial volume discussed above. Revenue per piece was favorably impacted by the growth in SMB volume resulting from continued execution of our strategy, and from demand-related and fuel surcharges. Rates for ground and air services increased an average of 4.9% in December 2020, and our SurePost rates also increased at that time. We anticipate demand-related surcharges will remain largely unchanged in 2022.
Revenue per piece for our Next Day Air and Deferred products increased as a result of the factors described above. The increase was slightly offset by the impact of a reduction in average billable weight per piece. Revenue per piece for our Ground product increased due to an increase in average billable weight per piece in addition to the factors described above.
We are focused on continuing to grow revenue per piece through execution of our strategy.
Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that is adjusted weekly. The air fuel surcharge is based on the U.S. Department of Energy’s (“DOE”) Gulf Coast spot price for a gallon of kerosene-type jet fuel, while the ground fuel surcharge is based on the DOE’s On-Highway Diesel Fuel Price. Based on published rates, the average fuel surcharge rates for domestic Air and Ground products were as follows:

	Year Ended December 31,		% Point Change
	2021	2020	2021 vs. 2020
Next Day Air / Deferred	8.1%	3.9%	4.2%
Ground	8.6%	6.6%	2.0%
While fluctuations in fuel surcharges can be significant from period to period, fuel surcharges are only one of the many individual components of our market pricing strategy that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and additional charges for these services and the pricing discounts offered.
Total domestic fuel surcharge revenue increased by $1.3 billion, driven by a significant increase in fuel surcharge indices. We expect the impact of these increases will continue in 2022.
Operating Expenses
Operating expenses, and operating expenses excluding the year-over-year impact of transformation and other charges, increased, driven by a $1.7 billion increase in the cost of operating our integrated air and ground network and a $1.7 billion increase in pickup and delivery costs. In addition, the cost of package sorting increased $514 million and other indirect operating costs increased by $245 million. The increase in expense was driven by:
•Higher fuel costs, primarily attributable to increases in the price of jet fuel, diesel and gasoline, which we expect to persist.
•Higher employee benefit expense for our union workforce due to contractual contribution rate increases to multiemployer plans and additional headcount becoming eligible for health, welfare and retirement benefits.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•Additional compensation expense due to contractual rate increases for our union workforce. Cost of living and wage-rate adjustments driven by inflation and other market factors also drove higher compensation costs. Volume growth also contributed to the increase. These increases were partially offset by productivity improvements. Management payroll increased, primarily due to incentive compensation and commission payments.
•Higher third-party transportation costs as a result of our investments to improve time-in-transit within our ground network partially offset by lower third-party carrier costs for SurePost and rail due to lower volumes.
•The reallocation of expense for the GFP product following the divestiture of UPS Freight resulted in an increase of $281 million in segment operating expenses.
Total cost per piece, and adjusted cost per piece excluding the year-over-year impact of transformation and other charges, increased 7.4%. We anticipate that overall costs and cost per piece may continue to increase during 2022 as a result of contractual cost increases and market factors, including inflation and the availability and cost of labor. We expect this expense growth to moderate in 2022 due to additional operational improvements.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $2.5 billion, with operating margin increasing 340 basis points to 10.7%. Excluding the year-over-year impact of transformation and other charges, adjusted operating profit increased $2.6 billion, with adjusting operating margin increasing 340 basis points to 11.1%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Year Ended December 31,		Change
	2021	2020	$	%
Average Daily Package Volume (in thousands):
Domestic	1,988	1,863		6.7%
Export	1,800	1,672		7.7%
Total Average Daily Package Volume	3,788	3,535		7.2%
Average Revenue Per Piece:
Domestic	$7.31	$6.65	$0.66	9.9%
Export	32.83	28.52	4.31	15.1%
Total Average Revenue Per Piece	$19.44	$16.99	$2.45	14.4%
Operating Days in Period	254	255
Revenue (in millions):
Domestic	$3,690	$3,160	$530	16.8%
Export	15,012	12,159	2,853	23.5%
Cargo & Other	839	626	213	34.0%
Total Revenue	$19,541	$15,945	$3,596	22.6%
Operating Expenses (in millions):
Operating Expenses	$14,895	$12,509	$2,386	19.1%
Transformation and Other Charges	(74)	(96)	22	(22.9)%
Adjusted Operating Expenses	$14,821	$12,413	$2,408	19.4%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$4,646	$3,436	$1,210	35.2%
Adjusted Operating Profit	$4,720	$3,532	$1,188	33.6%
Operating Margin	23.8%	21.5%
Adjusted Operating Margin	24.2%	22.2%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue			$402
Operating Expenses			(300)
Operating Profit			$102

*	Net of currency hedging; amount represents the change compared to the prior year.
Revenue
The change in revenue was due to the following:

Revenue Change Drivers:	Volume	Rates / Product Mix	Fuel Surcharges	Currency	Total Revenue Change
2021 vs. 2020	6.7%	8.1%	5.2%	2.6%	22.6%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume increased for both domestic and export products, with growth primarily in the first half of the year. Volume declined in the fourth quarter, largely due to the year-over-year impacts of COVID-19 on consumer behavior. For the year, we experienced growth from both SMBs and large customers, primarily in the retail, manufacturing and technology sectors. Business-to-business volume increased 10.8% as commercial activity largely returned to pre-pandemic levels. Business-to-consumer volume increased 5.1%, with growth primarily in the first quarter when COVID-19 driven volume was not present in the comparative period. We expect overall volume growth to accelerate in 2022.
Export volume increased for the year, led by Europe and the Americas, while Asia volume was largely unchanged. Volume growth was strongest on intra-Europe trade lanes, as well as from Europe and the Americas to the United States. Trade between Europe and the United Kingdom declined throughout the year as a result of Brexit, which became effective on January 1, 2021. Asia export volume grew significantly in the first quarter, but was then impacted in the second quarter by a reduction in shipments of personal protective equipment relative to 2020. Additionally, COVID-19 impacts within the region reduced the number of flights operated in the second half of the year.
Premium products saw volume growth of 14.9%, driven by Worldwide Express and Transborder Express products. Volume for non-premium products increased 6.9%, driven by growth in our Transborder Standard product. Worldwide Standard volume increased primarily as a result of Brexit, with shipments between the United Kingdom and the European Union that are now subject to duties and taxes shifting from Transborder to Worldwide products.
Domestic volume increased for the year in many markets, with the strongest growth in the United Kingdom and Western Europe, largely due to the impact of COVID-19 on business-to-consumer demand. During the fourth quarter, domestic volume declined, driven by a reduction in e-commerce resulting in fewer residential deliveries, that was slightly offset by growth in commercial volume.
Rates and Product Mix
In December 2020, we implemented an average 4.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market. In response to capacity constraints resulting from the COVID-19 pandemic, we began to apply demand-related surcharges on certain lanes in the second quarter of 2020. These surcharges are expected to remain elevated in 2022.
Total revenue per piece increased 14.4%, driven by changes in base pricing, fuel and demand-related surcharges and favorable shifts in customer and product mix. Currency movements contributed to the increase in revenue per piece for the year, but had a negative impact in the fourth quarter. Excluding the impact of currency, revenue per piece increased 12.0% for the year.
Export revenue per piece increased 15.1% as a result of the factors described above. Excluding the impact of currency movements, export revenue per piece increased 13.2%.
Domestic revenue per piece increased 9.9% due to changes in base pricing, fuel surcharges and customer and product mix. Although currency movements negatively impacted revenue per piece in the fourth quarter, they contributed to the increase in revenue per piece for the year. Excluding the impact of currency movements, revenue per piece increased 5.6%.
We expect revenue per piece growth to moderate in 2022.
Fuel Surcharges
The fuel surcharge for international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
While fluctuations can be significant from period to period, fuel surcharges represent one of the many individual components of our market pricing strategy that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges and any pricing discounts offered. Total international fuel surcharge revenue increased by $866 million, primarily due to increases in fuel surcharge indices, as well as overall volume growth and changes in customer and product mix.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year-over-year impact of transformation and other charges, increased. The costs of operating our integrated international air and ground network increased $1.2 billion driven by the impact of higher fuel prices and volume growth. We expect these trends to continue in 2022.
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
Pickup and delivery costs increased $718 million, primarily due to volume growth that drove additional third-party transportation expense. Package sorting costs increased $198 million, also as a result of overall volume growth. We anticipate that these operating expenses may continue to increase due to volume growth and external market factors, such as fuel prices and inflation.
The remaining increase in operating expenses was due to increases in other indirect operating costs.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $1.2 billion, with operating margin increasing 230 basis points to 23.8%. Excluding the year-over-year impact of transformation and other charges, adjusted operating profit also increased $1.2 billion, with operating margin increasing 200 basis points to 24.2%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Year Ended December 31,		Change
	2021	2020	$	%
Freight Less-Than-Truckload Statistics:
Revenue (in millions)	$881	$2,566	$(1,685)	(65.7)%
Revenue Per Hundredweight	$29.93	$27.46	$2.47	9.0%
Shipments (in thousands)	2,829	8,847		(68.0)%
Shipments Per Day (in thousands)	33.3	34.8		(4.3)%
Gross Weight Hauled (in millions of lbs)	2,944	9,343		(68.5)%
Weight Per Shipment (in lbs)	1,041	1,056		(1.4)%
Operating Days in Period	85	254
Revenue (in millions):
Forwarding	$9,872	$6,975	$2,897	41.5%
Logistics	4,767	4,073	694	17.0%
Freight	1,064	3,149	(2,085)	(66.2)%
Other	1,726	987	739	74.9%
Total Revenue	$17,429	$15,184	$2,245	14.8%
Operating Expenses (in millions):
Operating Expenses	$15,701	$14,827	$874	5.9%
Transformation Strategy Costs	(25)	(15)	(10)	66.7%
Goodwill, Asset Impairment Charges and Divestitures	46	(686)	732	N/M
Adjusted Operating Expenses	$15,722	$14,126	$1,596	11.3%
Operating Profit (in millions) and Operating Margins:
Operating Profit	$1,728	$357	$1,371	384.0%
Adjusted Operating Profit	$1,707	$1,058	$649	61.3%
Operating Margin	9.9%	2.4%
Adjusted Operating Margin	9.8%	7.0%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue			$96
Operating Expenses			(132)
Operating Profit			$(36)

*	Amount represents the change compared to the prior year.

	Year Ended December 31,		Change
	2021	2020	$	%
Transformation Strategy Costs (in millions):
Forwarding	$8	$8	$—	—%
Logistics	5	6	(1)	(16.7)%
Freight	1	1	—	—%
Other	11	—	11	N/A
Total Transformation Strategy Costs	$25	$15	$10	66.7%
On April 30, 2021, we completed the divestiture of UPS Freight. For the year ended December 31, 2021, we recognized a pre-tax gain of $46 million related to this divestiture. See note 4 to the audited, consolidated financial statements for additional information.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue for Supply Chain Solutions increased $2.2 billion.
Forwarding revenue increased for the year. In our international air freight business, revenue growth was driven by higher volume as a result of strong outbound demand globally. Demand-related surcharges and rate increases also contributed to revenue growth as demand continued to exceed capacity in the market. We expect the elevated level of demand to persist. Ocean freight forwarding revenue increased, driven by Asia-export volume and higher market rates throughout the year. We expect surcharges for ocean freight forwarding to be lower in 2022 relative to 2021 as supply and demand within the market begins to normalize. Revenue in our truckload brokerage business increased due to market rate increases and the continued execution of our strategy, slightly offset by a reduction in volume.
Within Logistics, our healthcare operations experienced strong revenue growth across a broad range of customers, including COVID-19 relief efforts. Revenue in our mail services business increased as a result of rate increases and a favorable shift in product characteristics, partially offset by lower volumes. Our other distribution operations experienced year-over-year revenue increases, driven by new business growth.
As a result of the divestiture, UPS Freight revenue decreased $2.1 billion for the year.
Revenue from the other businesses within Supply Chain Solutions increased, driven by services provided to the acquirer of UPS Freight under certain transition services agreements and by growth in our logistics consulting services, UPS Capital and additional volume from service contracts with the U.S. Postal Service.
Operating Expenses
Total operating expenses for Supply Chain Solutions, and operating expenses excluding the year-over-year impact of transformation and other charges, increased in 2021.
Forwarding operating expenses increased $2.6 billion, driven by an increase in purchased transportation of $2.5 billion. This increase was primarily due to higher market rates across all of our forwarding businesses that were driven by supply constraints and demand-related surcharges, as well as volume growth in our international air freight and ocean freight forwarding businesses. Capacity constraints are expected to persist, resulting in purchased transportation cost remaining elevated.
Logistics operating expenses increased $538 million, due to higher purchased transportation expense and operational expense growth in our healthcare operations as a result of COVID-19 relief efforts and strong demand for our healthcare logistics services. Carrier rate increases drove higher expense within mail services and business growth in our other distribution operations also resulted in additional purchased transportation expense.
UPS Freight operating expenses decreased $2.8 billion as a result of the divestiture.
Expense for the other businesses within Supply Chain Solutions increased, primarily due to higher third-party transportation expense in logistics consulting and transportation and other costs incurred under transition services agreements with the acquirer of UPS Freight.
Operating Profit and Margin
As a result of the factors described above, total operating profit increased $1.4 billion, with operating margin increasing 750 basis points to 9.9%. Excluding the year-over-year impact of transformation and other charges and other gains, adjusted operating profit increased $649 million, with adjusted operating margin increasing 280 basis points to 9.8%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Year Ended December 31,		Change
	2021	2020	$	%
Operating Expenses (in millions):
Compensation and benefits	$46,707	$44,529	$2,178	4.9%
Transformation and Other Charges	(206)	(211)	5	(2.4)%
Adjusted Compensation and benefits	46,501	44,318	2,183	4.9%

Repairs and maintenance	2,443	2,365	78	3.3%
Depreciation and amortization	2,953	2,698	255	9.5%
Purchased transportation	19,058	15,631	3,427	21.9%
Fuel	3,847	2,582	1,265	49.0%
Other occupancy	1,698	1,539	159	10.3%
Other expenses	7,771	7,600	171	2.3%
Total Other expenses	37,770	32,415	5,355	16.5%
Transformation and Other Charges	(174)	(137)	(37)	27.0%
Goodwill, asset impairment charges and divestitures	46	(686)	732	N/M
Adjusted Total Other expenses	$37,642	$31,592	$6,050	19.2%

Total Operating Expenses	$84,477	$76,944	$7,533	9.8%
Adjusted Total Operating Expenses	$84,143	$75,910	$8,233	10.8%

Currency (Benefit) / Cost - (in millions)*			$432
*Amount represents the change in currency translation compared to the prior year.

	Year Ended December 31,		Change
	2021	2020	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs:
Compensation	$30	$34	$(4)	(11.8)%
Benefits	176	177	(1)	(0.6)%
Other occupancy	3	8	(5)	(62.5)%
Other expenses	171	129	42	32.6%
Total Transformation Strategy Costs	$380	$348	$32	9.2%
Goodwill and asset impairment charges, and divestitures:
Other expenses	$(46)	$686	$(732)	N/M
Total Adjustments to Operating Expenses	$334	$1,034	$(700)	(67.7)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Total compensation and benefits, and total compensation and benefits excluding the year-over-year impact of transformation and other charges, increased in 2021.
Total compensation costs, and total compensation costs excluding the year-over-year impact of transformation and other charges, increased $1.0 billion or 3.8%, primarily as a result of:
•U.S. Domestic compensation increased $704 million as a result of higher direct labor costs due to contractual rate increases for our union workforce, as well as wage-rate and cost of living adjustments driven by inflation and other market factors. Volume growth drove additional headcount and an increase in average daily union hours, which was partially offset by productivity improvements.
•International cost increased $380 million, primarily due to volume growth, as well as the impacts of operational disruption last year that resulted from COVID-19 restrictions.
•Management compensation increased $416 million due to salary increases, higher incentive compensation and sales commissions and workforce growth that was primarily from additional part-time positions.
•These increases were partially offset by the impact of divesting UPS Freight, which decreased cost by $583 million.
Benefits costs increased $1.3 billion. Excluding the year-over-year impact of transformation and other charges, adjusted benefits increased $1.2 billion as a result of:
•Health and welfare costs increased $530 million, driven by increased contributions to multiemployer plans resulting from growth in the eligible workforce and contractual rate increases.
•Pension and postretirement benefits increased $374 million due to an increase in the overall size of the workforce, increased contributions to multiemployer plans as a result of contractually-mandated rate increases and higher service costs for company-sponsored plans.
•Vacation, excused absence, payroll taxes and other expenses increased $212 million, primarily driven by salary increases, increases in the overall size of the workforce and additional discretionary payments to certain employees.
•Workers' compensation expense increased $51 million due to an increase in total hours worked and higher claim counts, partially offset by improved claims trends relative to the previous year and lower activity resulting from the divestiture of UPS Freight.
Repairs and Maintenance
The increase in repairs and maintenance expense was driven by additional aircraft engine maintenance cost, primarily due to the increase in operating activity. Routine repairs and maintenance for buildings and facilities, and maintenance costs for our other transportation equipment, increased slightly.
Depreciation and Amortization
Depreciation and amortization expense increased as a result of additional operating facilities coming into service and investments in internally developed software, as well as growth in the size of our vehicle and aircraft fleets.
Purchased Transportation
The increase in purchased transportation expense charged to us by third-party air, ocean and truck carriers was primarily driven by:
•Supply Chain Solutions expense increased $2.2 billion, primarily due to market rate and volume increases in our international air freight and ocean freight businesses and rate increases in our truckload brokerage business. These increases were partially offset by the impact of the divestiture of UPS Freight, which reduced third-party transportation costs by $596 million.
•International Package expense increased $617 million, primarily due to additional volume being handled by third-party pickup and delivery services in Asia and Europe. Currency movements also negatively impacted expense, primarily in Europe.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•U.S. Domestic Package expense increased $310 million due to ongoing investments to improve time-in-transit in our U.S. ground network and overall increases in per-shipment costs. These impacts were partially offset by decreases in rail and SurePost volumes for the year.
Fuel
Higher fuel prices increased expense $1.2 billion. Increases in usage from additional aircraft block hours and miles driven were partly offset by the impact of the divestiture of UPS Freight.
Other Occupancy
The increase in other occupancy expense, and other occupancy expense excluding the year-over-year impact of transformation and other charges, was due to higher utilities costs, rent and property tax increases and ongoing facility maintenance.
Other Expenses
Other expenses, and other expenses excluding the year-over-year impact of transformation strategy costs and goodwill, asset impairment charges and divestitures, increased as a result of:
•Other operational expenses, including vehicle and equipment rentals, increased $214 million, primarily driven by business growth.
•The cost of business services that support our operating segments increased $129 million, driven by business growth and the expansion of services provided.
•Customer claims increased $108 million, driven by changes to our claims policy, which resulted in higher claims for lost packages.
•Other increases included the cost of goods provided under transitional service agreements to the acquirer of UPS Freight, information technology expenses, payment processing fees and the write down of certain construction in progress activities.
These increases were partially offset by reductions in self-insured automobile liability claims due to improvements in claims experience, a reduction in our allowance for credit losses and a reduction in purchases of COVID-related safety and cleaning supplies.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income (expense) and other and interest expense for the years ended December 31, 2021 and 2020 (in millions):

	Year Ended December 31,		Change
	2021	2020	$	%
Investment Income (Expense) and Other	$4,479	$(5,139)	$9,618	N/M
Defined Benefit Plans Mark-to-Market (Gain) Loss	(3,272)	6,484	(9,756)	N/M
Adjusted Investment Income (Expense) and Other	$1,207	$1,345	$(138)	(10.3)%

Interest Expense	(694)	(701)	7	(1.0)%
Total Other Income and (Expense)	$3,785	$(5,840)	$9,625	N/M
Adjusted Other Income and (Expense)	$513	$644	$(131)	(20.3)%
Investment Income (Expense) and Other
Investment and other income increased $9.6 billion, primarily due to a net $3.3 billion mark-to-market gain from remeasurements of our defined benefit plans in 2021 compared to a $6.5 billion loss in 2020. Excluding the impact of these mark-to-market gains and losses, adjusted investment and other income decreased $138 million, driven by a decrease in other pension income which includes expected returns on pension assets, net of interest cost on projected benefit obligations and prior service costs.
•Expected returns on pension assets decreased due to a reduction in our expected rate of return assumption. This was partially offset by a higher asset base due to discretionary contributions and positive asset returns in 2020.
•Pension interest cost decreased, driven by a reduction in projected benefit obligations following interim plan remeasurements. The interim plan remeasurements were triggered by the signing into law of the ARPA in March 2021 and by the divestiture of UPS Freight in April 2021. We also experienced a reduction in prior service cost.
The remaining items in other income decreased due to foreign currency losses, partially offset by net gains from certain non-current investments.
Interest Expense
Interest expense for the year decreased due to lower average outstanding debt balances and lower effective interest rates on floating rate debt and commercial paper, partially offset by a reduction in capitalization of interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth income tax expense and our effective tax rate for the years ended December 31, 2021 and 2020 (in millions):

	Year Ended December 31,		Change
	2021	2020	$	%
Income Tax Expense:	$3,705	$501	$3,204	639.5%
Income Tax Impact of:
Defined Benefit Plans Mark-to-Market	(784)	1,555	(2,339)	N/M
Transformation Strategy Costs	95	83	12	14.5%
Goodwill, Asset Impairment Charges and Divestitures	(11)	57	(68)	N/M
Adjusted Income Tax Expense	$3,005	$2,196	$809	36.8%
Effective Tax Rate	22.3%	27.2%
Adjusted Effective Tax Rate	22.0%	23.5%
For additional information on income tax expense and our effective tax rate, see note 16 to the audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of December 31, 2021, we had $10.6 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures and pension contributions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations. We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	2021	2020
Net income	$12,890	$1,343
Non-cash operating activities(a)	3,335	11,181
Pension and postretirement benefit plan contributions (company-sponsored plans)	(576)	(3,125)
Hedge margin receivables and payables	272	(507)
Income tax receivables and payables	170	205
Changes in working capital and other non-current assets and liabilities	(1,106)	1,383
Other operating activities	22	(21)
Net cash from operating activities	$15,007	$10,459
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
Net cash from operating activities increased $4.5 billion year to date, primarily due to improved performance. Additional impacts included:
•Contributions to our company-sponsored pension and U.S. postretirement medical benefit plans totaled $576 million and $3.1 billion in 2021 and 2020, respectively. This included discretionary contributions of $200 million and $2.8 billion, respectively.
•Our net hedge margin collateral position increased by $779 million due to changes in the fair value of derivative contracts used in our currency and interest rate hedging programs.
•Cash payments for income taxes were $1.9 billion and $1.1 billion for 2021 and 2020, respectively, with changes primarily driven by an increase in income.
•During 2020, our working capital benefited from a one-time deferral of employer payroll taxes of approximately $1.1 billion under the CARES Act. During the fourth quarter of 2021, we paid $577 million of these deferred employer payroll taxes. Other changes in working capital were driven by business growth and the timing of duty and tax settlements.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of December 31, 2021 and 2020, suppliers sold them $545 and $639 million, respectively, of our outstanding payment obligations. Amounts due to suppliers that participate in the SCF program may be reflected in cash flows from operating activities or cash flows from investing activities in our consolidated statements of cash flows. The amounts settled through the SCF program were approximately $1.7 and $1.8 billion for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, approximately $3.1 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases, pension contributions and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities for the years ended December 31, 2021 and 2020 were as follows (in millions):

	2021	2020
Net cash used in investing activities	$(3,818)	$(5,283)
Capital Expenditures:
Buildings, facilities and plant equipment	$(1,635)	$(2,460)
Aircraft and parts	(1,185)	(1,145)
Vehicles	(807)	(1,002)
Information technology	(567)	(805)
Total Capital Expenditures(1):	$(4,194)	$(5,412)

Capital Expenditures as a % of revenue	4.3%	6.4%

Other Investing Activities:
Proceeds from disposals of businesses, property, plant and equipment	$872	$40
Net change in finance receivables	$34	$44
Net (purchases), sales and maturities of marketable securities	$54	$106
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(602)	$(20)
Other investing activities	$18	$(41)
(1) In addition to capital expenditures of $4.2 and $5.4 billion in 2021 and 2020, respectively, there were capital expenditures relating to principal repayments of finance lease obligations of $208 and $192 million, respectively. These are included in cash flows from financing activities.
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. Our current investment program anticipates investments in technology initiatives and enhanced network capabilities, including over $1 billion of projects to support our environmental sustainability goals. It also provides for maintenance of buildings, facilities and plant equipment and replacement of certain aircraft within our fleet. We currently expect that our capital expenditures will be approximately $5.5 billion in 2022, of which approximately 60 percent will be allocated to expansion projects.
In 2021, capital expenditures on buildings, facilities and operating equipment decreased in our global small package business, as we reduced spending on facility expansion projects. Capital spending on aircraft increased slightly as final payments associated with the delivery of aircraft were largely offset by reductions in contract deposits on open aircraft orders. Capital expenditures on information technology decreased due to the timing of projects.
Proceeds from the disposal of businesses, property, plant and equipment increased as we completed the divestiture of UPS Freight for cash proceeds of $848 million in the second quarter. The proceeds were used to reduce outstanding indebtedness.
The net change in finance receivables was primarily due to reductions in outstanding balances within our finance portfolios. Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will fluctuate from period to period.
Cash paid for business acquisitions in 2021 was primarily attributable to the acquisition of Roadie and the purchase of development areas for The UPS Store. Cash paid for business acquisitions in 2020 related to the purchase of development areas for The UPS Store. Other investing activities were impacted by changes in our non-current investments, purchase contract deposits and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash for financing activities were as follows (amounts in millions, except per share data):

	2021	2020
Net cash used in financing activities	$(6,823)	$(4,517)
Share Repurchases:
Cash paid to repurchase shares	$(500)	$(224)
Number of shares repurchased	(2.6)	(2.1)
Shares outstanding at period end	870	865
Percent increase (decrease) in shares outstanding	0.6%	0.9%
Dividends:
Dividends declared per share	$4.08	$4.04
Cash paid for dividends	$(3,437)	$(3,374)
Borrowings:
Net borrowings (repayments) of debt principal	$(2,773)	$(851)
Other Financing Activities:
Cash received for common stock issuances	$251	$285
Other financing activities	$(364)	$(353)
Capitalization:
Total debt outstanding at year end	$21,915	$24,654
Total shareowners’ equity at year end	14,269	669
Total capitalization	$36,184	$25,323
We repurchased 2.6 million shares of class B common stock for $500 million under our stock repurchase program in 2021. We repurchased 2.1 million shares of class A and class B common stock for $217 million in 2020 ($224 million in repurchases is reported on the statement of cash flows for 2020 due to the timing of settlements). For additional information on our share repurchase activities, see note 13 to the audited, consolidated financial statements.
For the years ended December 31, 2021 and 2020, dividends reported within shareowners' equity include $167 and $178 million, respectively, of non-cash dividends that were settled in shares of class A common stock.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. In the first quarter of 2022, we increased our quarterly dividend from $1.02 to $1.52 per share.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Issuances of debt in 2021 consisted of short-term borrowings under our commercial paper program, of which none remained outstanding as of December 31, 2021. Issuances of debt in 2020 consisted of borrowings under our commercial paper program and issuances of fixed-rate senior notes as follows (in millions):

Principal Amount in USD
2020
Fixed-rate senior notes:
3.900% senior notes	$1,000
4.450% senior notes	750
5.200% senior notes	500
5.300% senior notes	1,250
Total	$3,500
Repayments of debt in 2021 included our $1.5 billion 3.125% senior notes, our $700 million 2.050% senior notes and our $350 million floating rate senior notes. We also reduced our commercial paper balances and made scheduled principal payments on our finance lease obligations. Repayments of debt in 2020 included our $424 million 8.375% debentures and our €500 million floating rate senior notes. We also paid down commercial paper balances and made scheduled principal payments on our finance lease obligations.
We have $2.0 billion of fixed and floating rate notes that mature in 2022. We may repay these amounts when due with cash generated from operations or other borrowings, depending on various factors. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Functional currency outstanding balance at year end	Outstanding balance at year end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2021
USD	$—	$—	$151	$151	0.05%
Total		$—

	Functional currency outstanding balance at year end	Outstanding balance at year end ($)	Average balance outstanding	Average balance outstanding ($)	Average interest rate
2020
USD	$15	$15	$1,426	$1,426	0.78%
EUR	€—	$—	€432	$493	(0.39)%
Total		$15
As of December 31, 2021, we had no outstanding balances under our U.S. and European commercial paper program.
Except as disclosed in note 10 to the audited, consolidated financial statements, we do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
The variation in cash received from common stock issuances was driven by the number of stock options exercised by employees and movements in other employee-related plans in 2021 and 2020.
Other financing activities includes cash used to repurchase shares to satisfy tax withholding obligations on vested stock awards of $358 and $340 million in 2021 and 2020, respectively. The increase in cash used was driven by changes in payment levels for certain of our awards.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Sources of Credit
See note 10 to the audited, consolidated financial statements for a discussion of our available credit and debt covenants.
Contractual Commitments
We have material cash requirements for known contractual obligations and commitments in the form of finance leases, operating leases, debt obligations, purchase commitments and certain other liabilities that are disclosed in the notes to the audited, consolidated financial statements and discussed below. We expect to fund these obligations and other discretionary payments, including expected returns to shareowners, primarily through cash from operations.
We anticipate making discretionary contributions to our company-sponsored U.S. pension and postretirement benefit plans of approximately $1.9 billion in 2022, which are included within Expected employer contributions to plan trusts shown in note 6 to the audited, consolidated financial statements. There are currently no anticipated required minimum cash contributions to our qualified U.S. pension plans. The amount of any minimum funding requirement, as applicable, for these plans could change significantly in future periods depending on many factors, including plan asset returns, discount rates, other actuarial assumptions, changes to pension plan funding regulations and the discretionary contributions that we make. Actual contributions made in future years could materially differ and consequently required minimum contributions beyond 2022 cannot be reasonably estimated.
As discussed in note 7 to the audited, consolidated financial statements, we are not currently subject to any minimum contributions or surcharges with respect to the multiemployer pension and health and welfare plans in which we participate. Contribution rates to these multiemployer pension and health and welfare plans are established through the collective bargaining process.
We have outstanding letters of credit and surety bonds that are discussed in note 10 to the audited, consolidated financial statements. Additionally, we have $2.0 billion of fixed- and floating-rate senior notes that mature in 2022. We may repay these amounts when due with cash generated from operations or other borrowings, depending on various factors. Annual principal payments on our long-term debt, estimated debt interest obligations and purchase commitments are also set out in note 10.
Included within purchase commitments as disclosed in note 10, we have firm commitments to purchase two new Boeing 747-8F aircraft to be delivered in 2022 and 19 new Boeing 767-300 aircraft to be delivered between 2023 and 2025. We have an option to purchase an additional 8 new Boeing 767-300 aircraft for delivery in 2025 and 2026 which are not reflected in our purchase commitments.
Our finance lease obligations, including purchase options that are reasonably certain to be exercised, relate primarily to leases on aircraft and real estate. These obligations, together with our obligations under operating leases are set out in note 12 to the audited, consolidated financial statements.
Under provisions of the Tax Cuts and Jobs Act (the "Tax Act"), we elected to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries over eight years through 2025. Additionally, we have uncertain tax positions that are further discussed in note 16 to the audited, consolidated financial statements.
In 2022, we will pay $558 million of employer payroll taxes that we deferred under the CARES Act.
Contingencies
See note 6 to the audited, consolidated financial statements for a discussion of pension related matters and note 11 to the audited, consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Collective Bargaining Agreements
Status of Collective Bargaining Agreements
See note 7 to the audited, consolidated financial statements for a discussion of the status of collective bargaining agreements.
Multiemployer Benefit Plans
We contribute to a number of multiemployer pension and health and welfare plans under the terms of collective bargaining agreements that cover our union represented employees. These agreements set forth the annual contribution rate increases for the plans that we participate in.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Critical Accounting Estimates
The amounts of assets, liabilities, revenue and expenses reported in our financial statements are affected by estimates and judgments that are necessary to comply with GAAP. We base our estimates on prior experience, current trends, various other assumptions and third-party input that we consider reasonable to our circumstances. Actual results could differ materially from our estimates, which would affect the related amounts reported in our consolidated financial statements. While estimates and judgments are applied in arriving at many reported amounts, we believe that the following critical accounting estimates involve a higher degree of judgment and complexity.
Contingencies
From time to time, we are involved in various legal proceedings and have exposure to various other contingent obligations. The events that may impact our contingent liabilities are often unique and generally are not predictable. At the time a contingency is identified, we consider all relevant facts as part of our evaluation. We apply judgment when establishing a range of reasonably possible losses for our contingencies. Our judgment is influenced by our understanding of information currently available for legal actions and potential outcomes of these actions, including the advice from our internal counsel, external counsel and senior management.
We record a liability for a loss when the loss is probable of occurring and reasonably estimable. For such accruals, we record the amount we consider to be the best estimate within a range of potential losses; however, when there appears to be a range of equally possible losses, our accrual is based on the low-end of this range. The likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a reasonable estimate of the loss or a range of loss may not be practicable based on the information available. Additionally, events may arise that were not anticipated and, as a result, the outcome of a contingency may result in a loss that differs materially from our previously estimated liability. Except as disclosed in note 11 to the audited, consolidated financial statements, contingent losses that were probable and estimable were not material to our financial position or results of operations as of, or for the year ended, December 31, 2021. In addition, we have certain contingent liabilities that have not been recognized as of, or for the year ended, December 31, 2021, because a loss was not reasonably estimable. Obligations relating to income taxes and self-insurance are discussed below.
Goodwill and Intangible Asset Impairments
We assess goodwill for impairment at the reporting unit level. The determination of reporting units requires judgment, and if we changed the definition of our reporting units, it is possible that we would have reached different conclusions when performing our impairment tests.
We initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we quantitatively assess the fair value of a reporting unit to test goodwill for impairment. This assessment uses a combination of income and market approaches:
•The income approach uses a discounted cash flow (“DCF”) model, which requires us to make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs, capital expenditures, working capital and the cost of capital. We are also required to make assumptions relating to our overall business and operating strategy, and the regulatory and market environment. Changes in any of these assumptions could significantly impact the fair value of any one of our reporting units. The projections that we use in our DCF model are updated annually and will change over time based on the historical performance and changing business conditions for each of our reporting units.
•The market approach uses observable market data of comparable public companies to estimate fair value utilizing financial metrics (such as enterprise value to net sales). We apply judgment to select appropriate comparison companies based on the business operations, size and operating results of our reporting units. Changes to our selection of comparable companies may result in changes to the estimates of fair value of our reporting units.
For reporting units tested using a quantitative model during 2021, we concluded the fair value of each reporting unit exceeded its carrying value by more than 10 percent. Our truckload brokerage reporting unit was most sensitive to changes in valuation assumptions. The ratio of excess fair value of this reporting unit to its carrying value would decrease by approximately one percentage point if the cost of capital increased by ten basis points.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Goodwill impairment charges could have a material impact on our results of operations. None of our reporting units incurred any goodwill impairment charges in 2021. During 2020, we recognized a goodwill impairment charge of $494 million in our UPS Freight reporting unit in conjunction with our evaluation of assets held for sale, which is discussed in note 4 to the audited, consolidated financial statements.
We evaluate the indefinite-lived trade name associated with our truckload brokerage business for impairment using the relief from royalty method. This valuation approach requires that we make a number of assumptions to estimate fair value, including projections of future revenues, market royalty rates, tax rates, discount rates and other relevant variables. The projections we use in the model are updated annually and will change over time based on the historical performance and changing business conditions. If the carrying value of the trade name exceeds its estimated fair value, an impairment charge would be recognized for the excess amount.
Our annual impairment test for the current year indicated that the fair value of the indefinite-lived trade name remained greater than its carrying value, although this excess was less than 10 percent. Our valuation estimate was most sensitive to changes in royalty rates and the cost of capital. The ratio of excess fair value to carrying value would decrease by approximately one percentage point if the royalty rate decreased by five basis points or the cost of capital increased by ten basis points. Our truckload brokerage business has been negatively impacted by increases in the market rates at which it purchases transportation, which has in turn negatively impacted its operating margins. Business performance below current forecasts or unfavorable changes in valuation assumptions, such as a lower royalty rate or higher cost of capital, could result in an impairment of the trade name in the future.
Our finite-lived intangible assets are amortized over their estimated useful lives. Impairment tests for these assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable based on its undiscounted future cash flows. If the carrying amount of the intangible is determined not to be recoverable, a write-down to fair value is recorded. Fair values are estimated using a DCF model. If impairment indicators are present, the resulting impairment charges could have a material impact on our results of operations. See note 8 to the audited, consolidated financial statements for details of finite-lived intangible asset impairments.
Self-Insurance Accruals
We base self-insurance reserves on actuarial estimates, which are determined, with the assistance of third-party actuaries, through a complex process that includes the application of various actuarial methods and assumptions. The process incorporates actual loss experience and judgments about expected future development based on historical experience, recent and projected trends in claim frequency and severity, and changes in claims handling practices, among other factors.
Workers’ compensation, automobile liability and general liability insurance claims may take several years to resolve. Consequently, actuarial estimates are required to project the ultimate cost that will be incurred to resolve a claim. Several factors can affect the actual cost, or severity, of a claim, including the length of time the claim remains open, trends in healthcare costs, the results of any related litigation and changes in legislation. Furthermore, claims may emerge in a future year for events that occurred in a prior policy period at a rate that differs from actuarial projections. All these factors can result in revisions to actuarial projections and produce a material difference between estimated and actual operating results. We increased our total reserves related to prior year claims by $34 million and $169 million in 2021 and 2020, respectively.
Due to the complexity and inherent uncertainty associated with the estimation of our workers’ compensation, automobile and general liability claims, the third-party actuary develops a range of expected losses. We believe our estimated reserves for such claims are adequate; however, actual experience in claim frequency and/or severity of a claim could materially differ from our estimates and affect our results of operations.
We also sponsor several health and welfare insurance plans for our employees. Liabilities and expenses related to these plans are based on estimates of the number of employees and eligible dependents covered under the plans, global health events, anticipated utilization by participants and overall trends in medical costs and inflation. We believe our estimates are reasonable and appropriate. Actual experience may differ materially from these estimates and, therefore, produce a material difference between estimated and actual operating results.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Self-insurance reserves as of December 31, 2021 and 2020 were as follows (in millions):

	2021	2020
Current self-insurance reserves	$1,048	$1,085
Non-current self-insurance reserves(1)	1,855	1,619
Total self-insurance reserves	$2,903	$2,704
(1) Included within Other Non-Current Liabilities in the consolidated balance sheets.
A five percent reduction or improvement in the assumed claim severity and claim frequency rates used to estimate our self-insurance reserves would result in an increase or decrease of approximately $290 million, respectively, in our reserves and expenses as of, and for the year ended, December 31, 2021.
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
Differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expenses. The primary factors contributing to actuarial gains and losses each year are:
•Changes in the discount rate used to value pension and postretirement benefit obligations as of the measurement date;
•Differences between expected and the actual return on plan assets;
•Changes in demographic assumptions including mortality;
•Differences in participant experience from demographic assumptions; and
•Changes in coordinating benefits with plans not sponsored by UPS.
We recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of a corridor (defined as 10% of the greater of the fair value of plan assets or the plans' projected benefit obligations) in pension expense upon remeasurement of a plan. The remaining components of pension expense (referred to as "ongoing net periodic benefit cost"), primarily service and interest costs and the expected return on plan assets, are reported on a quarterly basis.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on assets for our pension and postretirement benefit plans, and the resulting increase (decrease) in our obligations and expense as of, and for the year ended, December 31, 2021 (in millions):

Pension Plans	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate:
Effect on ongoing net periodic benefit cost	$(41)	$41
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(210)	447
Effect on projected benefit obligation	(2,498)	2,662
Return on Assets:
Effect on ongoing net periodic benefit cost(1)	(134)	134
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor(2)	$—	$—

Postretirement Medical Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	$4	$(4)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(32)	58
Effect on accumulated postretirement benefit obligation	(54)	64
Healthcare Cost Trend Rate:
Effect on ongoing net periodic benefit cost	—	—
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	11	(12)
Effect on accumulated postretirement benefit obligation	$12	$(14)
(1)Amount calculated based on 25 basis point increase / decrease in the expected return on assets.
(2)Amount calculated based on 25 basis point increase / decrease in the actual return on assets.
Refer to note 6 to the audited, consolidated financial statements for information on our potential liability for coordinating benefits related to the Central States Pension Fund.
Depreciation, Residual Value and Impairment of Fixed Assets
As of December 31, 2021, we had $33.5 billion of net fixed assets, the most significant category of which was aircraft. In accounting for fixed assets, we make estimates of the expected useful lives and residual values. We evaluate the useful lives of our property, plant and equipment based on our usage, maintenance and replacement policies, and taking into account physical and economic factors that may affect the useful lives of the assets. Our accounting policy for long-lived assets is set out in note 1 to the audited, consolidated financial statements.
In estimating the useful lives and expected residual values of aircraft, we consider actual experience with the same or similar aircraft types and future volume projections for our air products. Adverse changes in volume forecasts, or a shortfall in our actual volume compared with our projections, could result in our current aircraft capacity exceeding current or projected demand. This situation could lead to an excess of a particular aircraft, resulting in an impairment charge or a reduction of the expected useful life of an aircraft that may result in increased depreciation expense. Revisions to estimates of useful lives and residual values could also be caused by changes to our maintenance programs, governmental regulations on aging aircraft and changing market prices of new and used aircraft of the same or similar types. We periodically evaluate these estimates and assumptions, and adjust them as necessary. Adjustments are accounted for on a prospective basis through depreciation expense.
We monitor our long-lived assets for indicators of impairment which may include, but are not limited to, a significant change in the extent to which an asset is utilized and operating or cash flow losses associated with the use of the asset. If circumstances are present that indicate the carrying value of our long-lived assets may not be recoverable, we then perform impairment testing at the asset group level.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Asset groups represent the lowest level at which independent cash flows can be identified. Determining the asset group requires judgment and changes in the way asset groups are defined could have material impact to the results of impairment testing. We perform recoverability testing by comparing the undiscounted cash flows of the asset group to the carrying value of the asset group. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows or external appraisals, as appropriate. Details of long-lived asset impairments are included in note 5 to the audited, consolidated financial statements.
Fair Value Measurements
In the normal course of business, we hold and issue financial instruments that contain elements of market risk, including derivatives, marketable securities, finance receivables, pension assets, other investments and debt. Certain of these financial instruments are required to be recorded at fair value, principally derivatives, marketable securities, pension assets and certain other investments. These financial instruments are measured and reported at fair value on a recurring basis based upon a fair value hierarchy (Levels 1, 2 and 3). Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3). Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit spreads and yield curve volatility factors. Changes in the fixed income, foreign currency exchange and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations. Further information on our accounting polices relating to fair value measurements can be found in note 1 to the audited, consolidated financial statements.
As of December 31, 2021, the majority of our financial instruments were categorized as either Level 1 or Level 2. Refer to notes 3, 10 and 18 to the audited, consolidated financial statements for further information on these instruments. A quantitative sensitivity analysis of our exposure to changes in commodity prices, foreign currency exchange rates and interest rates is presented in the Quantitative and Qualitative Disclosures about Market Risk section of this report.
Within our pension assets, we hold investments in hedge, risk parity, private debt, private equity and real estate funds which are primarily measured using net asset value ("NAV") as a practical expedient for fair value, as appropriate. These investments were valued at $9.6 billion as of December 31, 2021. In order to estimate NAV, we evaluate audited and unaudited financial reports from fund managers and make adjustments for investment activity between the date of the financial reports and December 31st. These investments are not actively traded, and their values can only be estimated using these assumptions. If our estimates of activity changed, this could have a material impact on the reported value of these investments and on the return on assets that we report. Refer to note 6 to the audited, consolidated financial statements for further information on our pension assets.
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis, including property, plant, and equipment, goodwill and intangible assets. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment or when an asset or disposal group is classified as held for sale.
In accounting for business acquisitions, we allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values. Estimating the fair value of assets acquired and liabilities assumed requires judgment, especially with respect to identified intangible assets as there may be limited or no observable transactions within the market, requiring us to develop internal models to estimate fair value. For example, estimating the fair value of identified intangible assets may require us to develop valuation assumptions, including but not limited to, future expected cash flows from identified intangible assets, synergies and the cost of capital. Certain inputs require us to determine assumptions that are reflective of a market participant view of fair value. Changes in any of these assumptions may materially impact the amount we recognize for identifiable assets and liabilities, in addition to the residual amount allocated to goodwill.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Item 7A.Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates, interest rates and equity prices. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we may utilize a variety of commodity, foreign currency exchange rate and interest rate forward contracts, options and swaps. A discussion of our accounting policy for derivative instruments is provided in note 1 to the audited, consolidated financial statements.
Commodity Price Risk
We are exposed to changes in the prices of refined fuels, principally jet-A, diesel and unleaded gasoline, as well as changes in the price of natural gas and other alternative fuels. Currently, the fuel surcharges that we apply to our domestic and international package services are the primary means of reducing the risk of adverse fuel price changes. In order to mitigate the impact of fuel surcharges imposed on us by outside carriers, we regularly adjust the rates we charge for our freight brokerage services. The majority of our contracts for fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for fuel. Because of this, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our results either positively or negatively in the short-term. As of December 31, 2021 and 2020, we had no commodity contracts outstanding.
Foreign Currency Exchange Rate Risk
We have foreign currency risks related to our revenue, operating expenses and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities and cash flows. Our most significant foreign currency exposures relate to the Euro, British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar. We may use forward contracts as well as a combination of purchased and written options to hedge forecasted cash flow currency exposures. These derivative instruments generally cover forecasted foreign currency exposures for periods of 12 to 48 months. We also utilize forward contracts to hedge portions of our anticipated cash settlements of intercompany transactions and interest payments on certain debt subject to foreign currency remeasurement.
Interest Rate Risk
We have issued debt instruments and debt associated with finance leases that accrue expense at fixed and floating rates of interest. We use interest rate swaps as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment and maturity dates of the swaps match the terms of the associated debt. We may also utilize forward starting swaps and similar instruments to lock in all or a portion of the borrowing cost of anticipated debt issuances. Our floating-rate debt and interest rate swaps subject us to risk resulting from changes in short-term interest rates.
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
Sensitivity Analysis
The following analysis provides quantitative information regarding our exposure to foreign currency exchange rate risk, interest rate risk and equity price risk embedded in our existing financial instruments. We utilize valuation models to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assume instantaneous, parallel shifts in exchange rates, interest rate yield curves and commodity and equity prices. For options and instruments with non-linear returns, models appropriate to the instrument are utilized to determine the impact of market shifts.

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

	Shock-Test Result As of December 31,
(in millions)	2021	2020
Change in Fair Value:
Currency Derivatives(1)	$(766)	$(809)
Change in Annual Interest Expense:
Variable Rate Debt(2)	$22	$26
Interest Rate Derivatives(2)	$10	$33
(1)The potential change in fair value from a hypothetical 10% weakening of the U.S. Dollar against local currency exchange rates across all maturities.
(2)The potential change in annual interest expense resulting from a hypothetical 100 basis point increase in short-term interest rates, applied to our variable rate debt and swap instruments (excluding hedges of anticipated debt issuances).
The sensitivity of our pension and postretirement benefit obligations to changes in interest rates is quantified in Critical Accounting Estimates. The sensitivity in the fair value and interest income of our finance receivables and marketable securities due to changes in interest rates was not material as of December 31, 2021 or 2020.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareowners and Board of Directors of
United Parcel Service, Inc.
Atlanta, Georgia
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Valuation of U.S. hedge fund, risk parity, private debt, private equity and real estate investments — Refer to Note 6, Company-Sponsored Employee Benefit Plans (Fair Value Measurements), to the financial statements
Critical Audit Matter Description
The Company’s U.S. pension and postretirement medical benefit plans (the “U.S. Plans”) held hedge fund, risk parity, private debt, private equity and real estate investments valued at $9.6 billion as of December 31, 2021.
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
•For certain investments, we confirmed directly with the respective fund manager its preliminary estimate of the fund’s NAV as of December 31, 2021.
•For certain investments, we inquired of management to understand year-over-year changes in the fund manager’s estimate of NAV and compared the fund’s return on investment to other available qualitative and quantitative information relevant to the fund.
•We evaluated the Company’s historical ability to accurately estimate NAV for these funds by comparing each fund’s recorded valuation as of its prior fiscal year end to the NAV per the audited fund financial statements (which are received in arrears of the Company’s reporting timetable).
Revenue — Refer to Note 2, Revenue Recognition, to the financial statements
Critical Audit Matter Description
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
Auditing global small package revenue required a significant extent of effort and the involvement of professionals with expertise in information technology (“IT”) necessary for us to identify, test, and evaluate the Company’s systems, software applications and automated controls.

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
February 21, 2022

We have served as the Company's auditor since 1969.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$10,255	$5,910
Marketable securities	338	406
Accounts receivable	12,669	10,888
Less: Allowance for credit losses	(128)	(138)
Accounts receivable, net	12,541	10,750
Assets held for sale	—	1,197
Other current assets	1,800	1,953
Total Current Assets	24,934	20,216
Property, Plant and Equipment, Net	33,475	32,254
Operating Lease Right-Of-Use Assets	3,562	3,073
Goodwill	3,692	3,367
Intangible Assets, Net	2,486	2,274
Investments and Restricted Cash	26	25
Deferred Income Tax Assets	176	527
Other Non-Current Assets	1,054	672
Total Assets	$69,405	$62,408
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$2,131	$2,623
Current maturities of operating leases	580	560
Accounts payable	7,523	6,455
Accrued wages and withholdings	3,819	3,569
Self-insurance reserves	1,048	1,085
Accrued group welfare and retirement plan contributions	1,038	927
Liabilities to be disposed of	—	347
Other current liabilities	1,430	1,450
Total Current Liabilities	17,569	17,016
Long-Term Debt and Finance Leases	19,784	22,031
Non-Current Operating Leases	3,033	2,540
Pension and Postretirement Benefit Obligations	8,047	15,817
Deferred Income Tax Liabilities	3,125	488
Other Non-Current Liabilities	3,578	3,847
Shareowners’ Equity:
Class A common stock (138 and 147 shares issued in 2021 and 2020)	2	2
Class B common stock (732 and 718 shares issued in 2021 and 2020)	7	7
Additional paid-in capital	1,343	865
Retained earnings	16,179	6,896
Accumulated other comprehensive loss	(3,278)	(7,113)
Deferred compensation obligations	16	20
Less: Treasury stock (0.3 shares in 2021 and 0.4 shares in 2020)	(16)	(20)
Total Equity for Controlling Interests	14,253	657
Noncontrolling Interests	16	12
Total Shareowners’ Equity	14,269	669
Total Liabilities and Shareowners’ Equity	$69,405	$62,408
See notes to audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue	$97,287	$84,628	$74,094
Operating Expenses:
Compensation and benefits	46,707	44,529	38,908
Repairs and maintenance	2,443	2,365	1,838
Depreciation and amortization	2,953	2,698	2,360
Purchased transportation	19,058	15,631	12,590
Fuel	3,847	2,582	3,289
Other occupancy	1,698	1,539	1,392
Other expenses	7,771	7,600	5,919
Total Operating Expenses	84,477	76,944	66,296
Operating Profit	12,810	7,684	7,798
Other Income and (Expense):
Investment income (expense) and other	4,479	(5,139)	(1,493)
Interest expense	(694)	(701)	(653)
Total Other Income and (Expense)	3,785	(5,840)	(2,146)
Income Before Income Taxes	16,595	1,844	5,652
Income Tax Expense	3,705	501	1,212
Net Income	$12,890	$1,343	$4,440
Basic Earnings Per Share	$14.75	$1.55	$5.14
Diluted Earnings Per Share	$14.68	$1.54	$5.11

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2021	2020	2019
Net Income	$12,890	$1,343	$4,440
Change in foreign currency translation adjustment, net of tax	(181)	97	48
Change in unrealized gain (loss) on marketable securities, net of tax	(7)	2	6
Change in unrealized gain (loss) on cash flow hedges, net of tax	206	(335)	72
Change in unrecognized pension and postretirement benefit costs, net of tax	3,817	(880)	(1,129)
Comprehensive Income (Loss)	$16,725	$227	$3,437

See notes to audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Years Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$12,890	$1,343	$4,440
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,953	2,698	2,360
Pension and postretirement benefit (income) expense	(2,456)	7,125	3,141
Pension and postretirement benefit contributions	(576)	(3,125)	(2,362)
Self-insurance reserves	178	503	(185)
Deferred tax (benefit) expense	1,645	(858)	100
Stock compensation expense	878	796	915
Other (gains) losses	137	917	74
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(2,147)	(1,562)	(717)
Other assets	312	218	698
Accounts payable	1,265	904	419
Accrued wages and withholdings	(245)	1,631	(446)
Other liabilities	151	(110)	182
Other operating activities	22	(21)	20
Net cash from operating activities	15,007	10,459	8,639
Cash Flows From Investing Activities:
Capital expenditures	(4,194)	(5,412)	(6,380)
Proceeds from disposal of businesses, property, plant and equipment	872	40	65
Purchases of marketable securities	(312)	(254)	(561)
Sales and maturities of marketable securities	366	360	883
Net change in finance receivables	34	44	13
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(602)	(20)	(6)
Other investing activities	18	(41)	(75)
Net cash used in investing activities	(3,818)	(5,283)	(6,061)
Cash Flows From Financing Activities:
Net change in short-term debt	—	(2,462)	310
Proceeds from long-term borrowings	—	5,003	5,205
Repayments of long-term borrowings	(2,773)	(3,392)	(3,096)
Purchases of common stock	(500)	(224)	(1,004)
Issuances of common stock	251	285	218
Dividends	(3,437)	(3,374)	(3,194)
Other financing activities	(364)	(353)	(166)
Net cash used in financing activities	(6,823)	(4,517)	(1,727)
Effect Of Exchange Rate Changes On Cash, Cash Equivalents and Restricted Cash	(21)	13	20
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	4,345	672	871
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	5,910	5,238	4,367
End of period	$10,255	$5,910	$5,238
Cash Paid During The Period For:
Interest (net of amount capitalized)	$697	$691	$628
Income taxes (net of refunds)	$1,869	$1,138	$514
See notes to audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF ACCOUNTING POLICIES
Basis of Financial Statements and Business Activities
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and include the accounts of United Parcel Service, Inc., and all of its consolidated subsidiaries (collectively "UPS" or the "Company"). All intercompany balances and transactions have been eliminated.
We provide transportation services, primarily domestic and international letter and package delivery. Through our Supply Chain Solutions subsidiaries, we are also a global provider of transportation, logistics and related services.
Use of Estimates
The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingencies. Estimates have been prepared on the basis of the most current and best information, and actual results could differ materially from those estimates. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The pandemic and its economic consequences remain uncertain, are changing and are difficult to predict. As a result, our accounting estimates and assumptions may change over time.
Revenue Recognition
United States ("U.S.") Domestic and International Package Operations: Revenue is recognized over time as we perform the services in the contract.
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
UPS Freight: Prior to divestiture, revenue was recognized over time as we performed the services in the contract. Refer to note 4 for discussion of the divestiture.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments
Debt securities are either classified as trading or available-for-sale securities and are carried at fair value. Unrealized gains and losses on trading securities are reported as Investment income (expense) and other on the statements of consolidated income. Unrealized gains and losses on available-for-sale securities are reported as other comprehensive income, a separate component of shareowners’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in Investment income (expense) and other, along with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in Investment income (expense) and other.
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
Inventories
Fuel and other materials and supplies inventories are recognized as inventory when purchased, and then charged to expense when used in our operations. Jet fuel, diesel and unleaded gasoline inventories are valued at the lower of average cost or net realizable value. Total inventories were $717 and $620 million as of December 31, 2021 and 2020, respectively, and are included in Other current assets in the consolidated balance sheets.
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
Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets, which are as follows:
•Aircraft: 7 to 40 years, based on aircraft type and original aircraft manufacture date
•Buildings: 10 to 40 years
•Leasehold Improvements: lesser of asset useful life or lease term
•Plant Equipment: 3 to 20 years
•Technology Equipment: 3 to 10 years
•Vehicles: 5 to 15 years
For substantially all of our aircraft, the costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.
Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $58 and $87 million for the years ended December 31, 2021 and 2020, respectively.
We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on its undiscounted future cash flows. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows or external appraisals, as appropriate. We test long-lived assets for impairment at the asset group level, which is the lowest level at which independent cash flows can be identified. Refer to note 5 for a discussion of impairments of property, plant and equipment recognized during the year.
Leased Assets
For a discussion of our accounting policies related to leased assets, refer to note 12.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets
Costs of purchased businesses in excess of net identifiable assets acquired (goodwill) and indefinite-lived intangible assets are tested for impairment at least annually, unless changes in circumstances indicate an impairment may have occurred sooner. We are required to test goodwill on a reporting unit basis and we complete our annual goodwill impairment evaluation as of July 1st.
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
If the qualitative assessment is not conclusive, we quantitatively assess the fair value of a reporting unit to test goodwill for impairment. We assess the fair value of a reporting unit using a combination of discounted cash flow modeling and observable valuation multiples for comparable companies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we record the excess amount as goodwill impairment, not to exceed the total amount of goodwill allocated to the reporting unit.
When performing impairment tests of indefinite-lived intangible assets, the estimated fair value is compared to the carrying value of the asset. If the carrying value of the asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value.
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
•the asset or disposal group is available for immediate sale in its present condition;
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
Self-Insurance Accruals
We self-insure costs associated with workers’ compensation claims, automobile liability, health and welfare and general business liabilities, up to certain limits. Self-insurance reserves are established for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. The expected ultimate cost for claims incurred is estimated based upon historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of our reserves.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Workers’ compensation, automobile liability and general liability insurance claims may take several years to completely resolve. Consequently, actuarial estimates are required to project the ultimate cost that will be incurred to fully resolve a claim. Several factors can affect the actual cost, or severity, of a claim, including the length of time the claim remains open, trends in healthcare costs, the results of any related litigation and changes in legislation. Furthermore, claims may emerge in a future year for events that occurred in a prior year at a rate that differs from actuarial projections. All these factors can result in revisions to actuarial projections and produce a material difference between estimated and actual operating results. We believe our estimated reserves for such claims are adequate, but actual experience in claim frequency and/or severity could materially differ from our estimates and affect our results of operations.
We also sponsor a number of health and welfare insurance plans for our employees. Liabilities and expenses related to these plans are based on estimates of the number of employees and eligible dependents covered under the plans, global health events, anticipated medical usage by participants and overall trends in medical costs and inflation.
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of a corridor (defined as 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation) in Investment income (expense) and other upon remeasurement of a plan. The remaining components of pension expense, primarily service and interest costs and the expected return on plan assets, are recorded ratably on a quarterly basis.
We recognize expense for required contributions to defined contribution plans quarterly, and we recognize a liability for any contributions due and unpaid within Accrued group welfare and retirement plan contributions.
We participate in a number of trustee-managed multiemployer pension and health and welfare plans for employees covered under collective bargaining agreements. Our contributions to these plans are determined in accordance with the respective collective bargaining agreements. We recognize expense for the contractually required contribution for each period, and we recognize a liability for any contributions due and unpaid within Accrued group welfare and retirement plan contributions.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation and Remeasurement
We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in other comprehensive income. Pre-tax foreign currency transaction gains (losses) from remeasurement, net of hedging, included in Investment income (expense) and other were $(36), $9 and $(6) million in 2021, 2020 and 2019, respectively.
Stock-Based Compensation
All share-based awards to employees are measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period), less estimated forfeitures. We have issued employee share-based awards under various incentive compensation plans that contain vesting conditions, including service conditions, where the awards cliff vest or vest ratably over a one, three, or five year period (the "nominal vesting period") or at the date the employee retires (as defined by the plan), if earlier. Compensation cost is generally recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. We estimate forfeiture rates based on historical rates of forfeitures for awards with similar characteristics, historical and projected rates of employee turnover and the nature and terms of the vesting conditions of the awards. We reevaluate our forfeiture rates on an annual basis.
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
For business acquisitions, we allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Following the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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
A cash flow hedge refers to hedging the exposure to variability in expected future cash flows that is attributable to a particular risk. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of other comprehensive income, and reclassified into earnings in the period during which the hedged transaction affects earnings.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A net investment hedge refers to the use of cross currency swaps, forward contracts or foreign currency denominated debt to hedge portions of net investments in foreign operations. For instruments that meet the hedge accounting requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in the foreign currency translation adjustment within other comprehensive income, and are recorded in the income statement when the hedged item affects earnings.
Adoption of New Accounting Standards
In June 2016, the FASB issued an ASU introducing an expected credit loss methodology for the measurement of financial assets not accounted for at fair value. The methodology replaced the probable, incurred loss model for those assets. We adopted this standard on January 1, 2020 by updating our process for calculating our allowance for credit losses to include reasonable and supportable forecasts that could affect expected collectability. As of December 31, 2021, we decreased our allowance for credit losses by $10 million, primarily based upon improvements in customer collections.
In January 2017, the FASB issued an ASU to simplify the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill using a hypothetical purchase price allocation. Under this ASU, goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We adopted this standard on January 1, 2020, applying the simplified approach to calculate the goodwill impairment charge of $494 million that we recorded in 2020 in conjunction with the divestiture of UPS Freight.
In December 2019, the FASB issued an ASU to simplify the accounting for income taxes. The update removes certain exceptions to the general income tax principles. Effective October 1, 2020, we early adopted this ASU. It did not have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), to temporarily ease the potential burden in accounting for reference rate reform. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The guidance was effective upon issuance and at present can generally be applied through December 31, 2022. We are evaluating the potential impacts of reference rate reform on our various contractual positions to determine whether we may apply any of the practical expedients set forth in this standard; however, we do not expect reference rate reform to have a material impact on our consolidated financial position, results of operations or cash flows.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued, but not effective until after December 31, 2021, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. REVENUE RECOGNITION
Revenue Recognition
Substantially all of our revenues are from contracts associated with the pickup, transportation and delivery of packages and freight (“transportation services”) domestically and internationally. These services may be carried out by or arranged by us and generally occur over a short period of time. Additionally, we provide value-added logistics services to customers, both domestically and internationally, through our global network of company-owned and leased distribution centers and field stocking locations.
Disaggregation of Revenue

	Year Ended December 31,
	2021	2020	2019
Revenue:
Next Day Air	$10,009	$8,522	$8,479
Deferred	5,846	5,665	5,180
Ground	44,462	39,312	32,834
U.S. Domestic Package	$60,317	$53,499	$46,493

Domestic	$3,690	$3,160	$2,836
Export	15,012	12,159	10,837
Cargo & Other	839	626	547
International Package	$19,541	$15,945	$14,220

Forwarding	$9,872	$6,975	$5,867
Logistics	4,767	4,073	3,435
Freight	1,064	3,149	3,265
Other	1,726	987	814
Supply Chain Solutions	$17,429	$15,184	$13,381

Consolidated revenue	$97,287	$84,628	$74,094
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
As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use the cost-to-cost measure of progress for our package delivery contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including ancillary or accessorial fees and reductions for estimated customer incentives, are recorded proportionally as costs are incurred. Costs to fulfill include labor and other direct costs and an allocation of indirect costs. For our freight forwarding contracts, an output method of progress based on time-in-transit is utilized as the timing of costs incurred does not best depict the transfer of control to the customer. In our Logistics business we have a right to consideration from customers in an amount that corresponds directly with the value to the customers of our performance completed to date; therefore we recognize revenue in the amount to which we have a right to invoice the customer.
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
Contract Modifications
Contracts are often modified to account for changes in the rates we charge our customers or to add additional, distinct services. We consider contract modifications to exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Contract modifications that add distinct goods or services are treated as separate contracts. Contract modifications that do not add distinct goods or services typically change the price of existing services. These contract modifications are accounted for prospectively as the remaining performance obligations are distinct.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal vs. Agent Considerations
In our transportation businesses, we utilize independent contractors and third-party carriers in the performance of some transportation services. GAAP requires us to evaluate, using a control model, whether our businesses themselves promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as an agent). Based on our evaluation of the control model, we determined that all of our major businesses act as the principal rather than an agent within their revenue arrangements. Revenue and the associated purchased transportation costs are both reported on a gross basis within our statements of consolidated income.
Accounts Receivable, Net
Accounts receivable, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Losses on accounts receivable are recognized when reasonable and supportable forecasts affect the expected collectability. This requires us to make our best estimate of the current expected losses inherent in our accounts receivable at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, forward-looking indicators, trends in customer payment frequency, and judgments about the probable effects of relevant observable data, including present and future economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk.
We decreased our allowance for expected credit losses by $10 million during 2021 based upon current forecasts that reflect changes in the economic outlook. Our allowance for credit losses as of December 31, 2021 and 2020 was $128 and $138 million, respectively. Amounts for credit losses charged to expense before recoveries during the twelve months ended December 31, 2021 and 2020 were $175 and $254 million, respectively.
Contract Assets and Liabilities
Contract assets include billed and unbilled amounts resulting from in-transit packages, as we have an unconditional right to payment only once all performance obligations have been completed (i.e., packages have been delivered) and our right to payment is not solely based on the passage of time. Amounts may not exceed their net realizable value. Contract assets are generally classified as current and the full balance is converted each quarter based on the short-term nature of the transactions.
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
Contract assets related to in-transit packages were $304 and $279 million as of December 31, 2021 and 2020, respectively, net of deferred revenue related to in-transit packages of $314 and $279 million as of December 31, 2021 and 2020, respectively. Contract assets are included within Other current assets in the consolidated balance sheets. Short-term contract liabilities related to advance payments from customers were $27 and $21 million as of December 31, 2021 and 2020, respectively. Short-term contract liabilities are included within Other current liabilities in the consolidated balance sheets. Long-term contract liabilities related to advance payments from customers were $25 and $26 million as of December 31, 2021 and 2020, respectively. Long-term contract liabilities are included within Other Non-Current Liabilities in the consolidated balance sheets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENTS AND RESTRICTED CASH
The following is a summary of marketable securities classified as trading and available-for-sale as of December 31, 2021 and 2020 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2021
Current trading marketable securities:
Corporate debt securities	$—	$—	$—	$—
Equity securities	2	—	—	2
Total trading marketable securities	2	—	—	2

Current available-for-sale marketable securities:
U.S. government and agency debt securities	199	2	(1)	200
Mortgage and asset-backed debt securities	7	—	—	7
Corporate debt securities	121	—	—	121
U.S. state and local municipal debt securities	5	—	—	5
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	335	2	(1)	336

Total current marketable securities	$337	$2	$(1)	$338

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2020
Current trading marketable securities:
Corporate debt securities	$—	$—	$—	$—
Equity securities	2	—	—	2
Total trading marketable securities	2	—	—	2

Current available-for-sale marketable securities:
U.S. government and agency debt securities	181	3	—	184
Mortgage and asset-backed debt securities	30	1	—	31
Corporate debt securities	174	4	—	178
Non-U.S. government debt securities	11	—	—	11
Total available-for-sale marketable securities	396	8	—	404

Total current marketable securities	$398	$8	$—	$406
Total current marketable securities that were pledged as collateral for our self-insurance requirements had an estimated fair value of $336 and $404 million as of December 31, 2021 and 2020, respectively.
The gross realized gains on sales of available-for-sale marketable securities totaled $7, $5 and $8 million in 2021, 2020 and 2019, respectively. The gross realized losses on sales of available-for-sale marketable securities totaled $2, $0 and $2 million in 2021, 2020 and 2019, respectively.
There were no material impairment losses recognized on marketable securities during 2021, 2020 or 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Impairments
We have concluded that no material impairment losses existed as of December 31, 2021. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

Unrealized Losses
The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2021 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency debt securities	$145	$(1)	$55	$—	$200	$(1)
Mortgage and asset-backed debt securities	6	—	—	—	6	—
Corporate debt securities	44	—	20	—	64	—
U.S. state and local municipal debt securities	5	—	—	—	5	—
Total marketable securities	$200	$(1)	$75	$—	$275	$(1)
The unrealized losses for the U.S. government and agency debt securities are primarily due to changes in market interest rates. We have both the intent and ability to hold these securities for the time necessary to recover the cost basis.
Maturity Information
The amortized cost and estimated fair value of marketable securities as of December 31, 2021, by contractual maturity, are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$31	$31
Due after one year through three years	304	305
Due after three years through five years	—	—
Due after five years	—	—
	335	336
Equity securities	2	2
	$337	$338
Non-Current Investments and Restricted Cash
We hold an investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. The investment had a fair market value of $23 million as of both December 31, 2021 and 2020. Changes in investment fair value are recognized in Investment income (expense) and other in the statements of consolidated income. Additionally, we held cash in escrow related to the acquisition and disposition of certain assets of $3 and $2 million as of December 31, 2021 and 2020, respectively. These amounts are classified as Investments and Restricted Cash in the consolidated balance sheets.

A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions):

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$10,255	$5,910	$5,238
Restricted cash	—	—	—
Total cash, cash equivalents and restricted cash	$10,255	$5,910	$5,238

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
The following table presents information about our investments measured at fair value on a recurring basis as of December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2021
Marketable Securities:
U.S. government and agency debt securities	$200	$—	$—	$200
Mortgage and asset-backed debt securities	—	7	—	7
Corporate debt securities	—	121	—	121
U.S. state and local municipal debt securities		5	—	5
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	3	—	3
Total marketable securities	200	138	—	338
Other non-current investments	23	—	—	23
Total	$223	$138	$—	$361

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2020
Marketable Securities:
U.S. government and agency debt securities	$184	$—	$—	$184
Mortgage and asset-backed debt securities	—	31	—	31
Corporate debt securities	—	178	—	178
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	11	—	11
Total marketable securities	184	222	—	406
Other non-current investments	23	—	—	23
Total	$207	$222	$—	$429
There were no material transfers of investments between Level 1 and Level 2 during 2021 or 2020.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. ASSETS HELD FOR SALE
As previously disclosed, on January 24, 2021, we entered into an agreement to divest our UPS Freight business to TFI International Inc. for $800 million, subject to working capital and other adjustments.
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
On April 30, 2021, we completed the divestiture for cash proceeds of $848 million, which included our estimate of working capital and other adjustments. Self-insurance reserves for UPS Freight and obligations for benefits earned within UPS-sponsored pension and postretirement medical benefit plans were retained by us. In connection with the completion of the divestiture, we remeasured and amended certain of our company-sponsored U.S. pension and postretirement medical benefit plans, resulting in a $2.1 billion reduction in the obligations included in our consolidated balance sheet. Also in connection with the completion of the divestiture, we recorded a pre-tax gain of $101 million ($77 million after tax), which included the impact of the plan remeasurements and plan amendments.
For the twelve months ended December 31, 2021, we recorded a net pre-tax gain of $46 million ($35 million after tax). The activity was recognized within Other expenses in the statements of consolidated income.
UPS and TFI also entered into an agreement for UPS Freight to continue to utilize our U.S. Domestic Package network to fulfill shipments for an initial period of five years. UPS also agreed to provide certain other services to TFI for a transitional period. We recognize our performance under commercial agreements as revenue in the statements of consolidated income, with the associated expenses presented in the respective line items of operating expenses.
The following table summarizes the carrying values of the assets and liabilities classified as held for sale in our consolidated balance sheets as of December 31, 2021 and 2020 (in millions):

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including both owned assets as well as assets subject to finance leases, consists of the following as of December 31, 2021 and 2020 (in millions):

	2021	2020
Vehicles	$10,018	$9,786
Aircraft	21,973	20,549
Land	2,140	2,052
Buildings	5,802	5,425
Building and leasehold improvements	5,010	4,921
Plant equipment	15,650	14,684
Technology equipment	2,798	2,626
Construction-in-progress	1,418	2,048
	64,809	62,091
Less: Accumulated depreciation and amortization	(31,334)	(29,837)
Property, Plant and Equipment, Net	$33,475	$32,254
Property, plant and equipment purchased on account was $248 and $319 million as of December 31, 2021 and 2020, respectively.
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aviation fuel prices and other factors. Additionally, we monitor all other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. We recognized impairment charges of $71 million during the year ended December 31, 2021, due to the reevaluation of certain facility projects. There were no material impairment charges during the year ended December 31, 2020.

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
The UPS Retirement Plan and the UPS Excess Coordinating Benefit Plan will cease accruals of additional benefits for future service and compensation for non-union participants effective January 1, 2023.
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
On April 30, 2021, we completed the divestiture of UPS Freight as discussed in note 4. The divestiture triggered an interim remeasurement of certain UPS-sponsored pension and postretirement medical benefit plans under Accounting Standards Codification Topic 715- Compensation- Retirement Benefits (“ASC 715”). Accordingly, we remeasured the plan assets and benefit obligations of the UPS Pension Plan, UPS Retirement Plan and UPS Retired Employee Health Care Plan as of April 30, 2021.
The interim remeasurement resulted in an actuarial gain of $2.1 billion. The actuarial gain reflects a $3.7 billion benefit from a 49 basis point increase in the discount rate compared to December 31, 2020 and a $0.1 billion benefit related to workforce reductions associated with the divestiture, offset by a $1.7 billion loss resulting from actual returns being approximately 430 basis points below expected returns. The $2.1 billion actuarial gain was recorded in accumulated other comprehensive income ("AOCI") within the equity section of the consolidated balance sheet. A pre-tax actuarial gain of $69 million ($52 million after tax) was immediately recognized for a prior service credit related to the divested group in the statement of consolidated income for the second quarter. We also amended certain benefit terms within these plans as of April 30, 2021. The amendment to the UPS Pension Plan resulted in the immediate recognition of a $66 million ($50 million after tax) loss in the statement of consolidated income for the second quarter.
The impacts of the plan remeasurements and plan amendments are included within Other expenses in the statements of consolidated income as components of the divestiture of UPS Freight.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Defined Contribution Plans
We sponsor a defined contribution plan for employees not covered under collective bargaining agreements, and several smaller defined contribution plans for certain employees covered under collective bargaining agreements. We match, in shares of UPS common stock or cash, a portion of the participating employees’ contributions. Matching contributions charged to expense were $153, $139 and $130 million for 2021, 2020 and 2019, respectively.
In addition to current benefits under the UPS 401(k) Savings Plan, non-union employees hired after July 1, 2016, receive a retirement contribution. UPS contributes 3% to 8% of eligible pay to the UPS 401(k) Savings Plan based on years of vesting service and business unit. Contributions under this plan are subject to maximum compensation and contribution limits for a tax-qualified defined contribution plan as prescribed by the IRS. The UPS Restoration Savings Plan is a non-qualified plan that provides benefits to certain participants in the UPS 401(k) Savings Plan for amounts that exceed the benefit limits described above. Contributions charged to expense were $107, $84 and $67 million for 2021, 2020 and 2019 respectively.
On June 23, 2017, the Company amended the UPS 401(k) Savings Plan so that non-union employees who currently participate in the UPS Retirement Plan will, in addition to current benefits under the UPS 401(k) Savings Plan, earn a retirement contribution beginning January 1, 2023. UPS will contribute 5% to 8% of eligible compensation to the UPS 401(k) Savings Plan based on years of vesting service. The amendment also provides for transition contributions for certain participants. There was no impact to the statements of consolidated income for 2021, 2020 and 2019 as a result of this change.
Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $112, $107 and $97 million for 2021, 2020 and 2019, respectively.
Net Periodic Benefit Cost
Information about net periodic benefit cost for the company-sponsored pension and postretirement defined benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net Periodic Benefit Cost:
Service cost	$1,897	$1,853	$1,439	$28	$29	$23	$76	$67	$57
Interest cost	1,948	1,977	2,067	81	91	108	38	40	47
Expected return on plan assets	(3,327)	(3,549)	(3,130)	(5)	(8)	(8)	(68)	(86)	(76)
Amortization of prior service cost	139	218	218	7	7	7	2	2	2
Actuarial (gain) loss	(3,284)	6,211	2,296	24	246	37	(12)	27	54
Net periodic benefit cost	$(2,627)	$6,710	$2,890	$135	$365	$167	$36	$50	$84

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actuarial Assumptions
The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost:

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost discount rate	2.90%	3.60%	4.50%	2.88%	3.59%	4.51%	2.38%	3.01%	3.58%
Interest cost discount rate	2.90%	3.60%	4.50%	2.88%	3.59%	4.51%	2.22%	2.67%	3.25%
Rate of compensation increase	4.50%	4.22%	4.25%	N/A	N/A	N/A	2.93%	3.00%	3.24%
Expected return on plan assets	6.50%	7.77%	7.75%	3.65%	7.20%	7.20%	3.68%	5.55%	5.69%
Cash balance interest credit rate	2.50%	2.50%	2.98%	N/A	N/A	N/A	2.74%	2.59%	3.17%
The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans:

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2021	2020	2021	2020	2021	2020
Discount rate	3.13%	2.90%	3.28%	2.88%	2.33%	1.94%
Rate of compensation increase	4.29%	4.21%	N/A	N/A	3.17%	2.93%
Cash balance interest credit rate	2.50%	2.50%	N/A	N/A	2.94%	2.74%
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
As of December 31, 2021, the impact of each basis point change in the discount rate on the projected benefit obligation of our pension and postretirement medical benefit plans is as follows (in millions):

	Increase (Decrease) in the Projected Benefit Obligation
	Pension Benefits	Postretirement Medical Benefits
One basis point increase in discount rate	$(100)	$(2)
One basis point decrease in discount rate	$106	$3
The Society of Actuaries ("SOA") published mortality tables and improvement scales are used in developing the best estimate of mortality for our U.S. plans. In October 2021, the SOA published an updated improvement scale which slightly increased expected mortality improvements from previously published improvement scales. Based on our perspective of future longevity, we updated the mortality assumptions to incorporate the improvement scale for purposes of measuring pension and other postretirement benefit obligations.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actuarial Assumptions - Central States Pension Fund
UPS was a contributing employer to the CSPF until 2007 at which time UPS withdrew from the CSPF and paid a $6.1 billion withdrawal liability to satisfy our allocable share of unfunded vested benefits. Under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), UPS agreed to provide coordinating benefits in the UPS/IBT Full Time Employee Pension Plan (“UPS/IBT Plan”) for UPS participants whose last employer was UPS and who had not retired as of January 1, 2008 (“the UPS Transfer Group”) in the event that benefits are lawfully reduced by the CSPF in the future consistent with the terms of our withdrawal agreement with the CSPF.
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
In light of its financial difficulties, the CSPF stated that it believed a legislative solution to its funded status would be necessary or that it would become insolvent in 2025, at which time benefits would be reduced to the applicable PBGC benefit levels.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The March 31, 2021 interim remeasurement resulted in an actuarial gain of $6.4 billion, reflecting reduction of the liability for coordinating benefits of $5.1 billion and a gain from other updated actuarial assumptions of $1.3 billion. The assumption gain reflects a $1.6 billion benefit from a 72 basis point increase in the discount rate compared to December 31, 2020, offset by $0.3 billion asset loss resulting from actual asset returns approximately 220 basis points below our expected return. As a result, $3.1 billion of the actuarial gain was recorded in AOCI within the equity section of the consolidated balance sheet. The remaining pre-tax actuarial gain of $3.3 billion ($2.5 billion after tax) that exceeded the corridor (defined as 10% of the greater of the fair value of plan assets and the plan's projected benefit obligation) was recognized as a mark-to-market gain in the statement of consolidated income.
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
Other Actuarial Assumptions
Healthcare cost trends are used to project future postretirement medical benefits payable from our plans. For purposes of measuring our U.S. plan obligations as of December 31, 2021, a 6.25% annual rate of increase in the postretirement medical benefit costs was assumed; the rate was assumed to decrease gradually to 4.5% by the year 2029 and to remain at that level thereafter.
Funded Status
The following table discloses the funded status of our plans and the amounts recognized in our consolidated balance sheets as of December 31 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2021	2020	2021	2020	2021	2020
Funded Status:
Fair value of plan assets	$55,954	$52,997	$115	$49	$2,106	$1,835
Benefit obligation	(61,378)	(65,922)	(2,592)	(2,759)	(2,106)	(2,177)
Funded status	$(5,424)	$(12,925)	$(2,477)	$(2,710)	$—	$(342)
Funded Status Recognized in our Balance Sheet:
Other non-current assets	$—	$—	$—	$—	$295	$51
Other current liabilities	(24)	(22)	(118)	(184)	(7)	(5)
Pension and postretirement benefit obligations	(5,400)	(12,903)	(2,359)	(2,526)	(288)	(388)
Net liability	$(5,424)	$(12,925)	$(2,477)	$(2,710)	$—	$(342)
Amounts Recognized in AOCI:
Unrecognized net prior service cost	$(682)	$(753)	$(3)	$(9)	$(9)	$(11)
Unrecognized net actuarial gain (loss)	(1,949)	(6,592)	(232)	(276)	107	(151)
Gross unrecognized cost	(2,631)	(7,345)	(235)	(285)	98	(162)
Deferred tax assets (liabilities)	642	1,770	55	69	(27)	38
Net unrecognized cost	$(1,989)	$(5,575)	$(180)	$(216)	$71	$(124)
The accumulated benefit obligation for our pension plans as of the measurement dates in 2021 and 2020 was $62.7 and $66.9 billion, respectively. The accumulated benefit obligation for our postretirement medical benefit plans as of the measurement dates in 2021 and 2020 was $2.6 and $2.8 billion, respectively.
Benefit payments under the pension plans include $29 and $26 million paid from employer assets in 2021 and 2020, respectively. Benefit payments (net of participant contributions) under the postretirement medical benefit plans include $63 and $77 million paid from employer assets in 2021 and 2020, respectively. Such benefit payments from employer assets are also categorized as employer contributions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and 2020, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with benefit obligations in excess of plan assets were as follows (in millions):

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2021	2020	2021	2020
U.S. Pension Benefits:
Projected benefit obligation	$61,378	$65,922	$61,378	$65,922
Accumulated benefit obligation	60,769	64,937	60,769	64,937
Fair value of plan assets	55,954	52,997	55,954	52,997
International Pension Benefits:
Projected benefit obligation	$798	$845	$408	$845
Accumulated benefit obligation	696	728	357	728
Fair value of plan assets	503	452	132	452
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

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2021	2020	2021	2020	2021	2020
Benefit Obligations:
Projected benefit obligation at beginning of year	$65,922	$54,039	$2,759	$2,616	$2,177	$1,906
Service cost	1,897	1,853	28	29	76	67
Interest cost	1,948	1,977	81	91	38	40
Gross benefits paid	(1,906)	(1,846)	(278)	(274)	(46)	(38)
Plan participants’ contributions	—	—	35	32	3	3
Plan amendments	66	171	—	—	—	1
Actuarial (gain)/loss	(6,390)	9,728	(26)	265	(111)	123
Foreign currency exchange rate changes	—	—	—	—	(32)	80
Curtailments and settlements	(159)	—	(7)	—	(3)	(6)
Other	—	—	—	—	4	1
Projected benefit obligation at end of year	$61,378	$65,922	$2,592	$2,759	$2,106	$2,177

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2021	2020	2021	2020	2021	2020
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$52,997	$46,172	$49	$37	$1,835	$1,558
Actual return on plan assets	4,706	5,878	(8)	(9)	230	184
Employer contributions	157	2,793	317	263	102	69
Plan participants’ contributions	—	—	35	32	3	3
Gross benefits paid	(1,906)	(1,846)	(278)	(274)	(46)	(38)
Foreign currency exchange rate changes	—	—	—	—	(15)	62
Curtailments and settlements	—	—	—	—	(3)	(3)
Other	—	—	—	—	—	—
Fair value of plan assets at end of year	$55,954	$52,997	$115	$49	$2,106	$1,835
2021 - $6.5 billion pre-tax actuarial gain related to benefit obligation:
•Discount Rates ($2.4 billion pre-tax gain): The weighted-average discount rate for our pension and postretirement medical plans increased from 2.87% as of December 31, 2020 to 3.11% as of December 31, 2021, primarily due to an increase in U.S. treasury yields, slightly offset by a decrease in credit spreads on AA-rated corporate bonds.
•Coordinating benefits attributable to the Central States Pension Fund ($5.1 billion pre-tax gain): This represents the reduction in our best estimate of additional potential coordinating benefits that may be required to be paid related to the CSPF before taking into account the impact of the change in discount rates.
•Demographic and Assumption Changes ($973 million pre-tax loss): This represents the difference between actual and estimated participant data and demographic factors, including items such as healthcare cost trends, compensation changes, rates of termination, retirement, mortality and other changes.

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
Pension and Postretirement Plan Assets
Pension assets are invested in accordance with applicable laws and regulations, as well as investment guidelines established by plan trustees. The strategic asset mixes are specifically tailored for each plan given distinct factors, including liability and liquidity needs. Equities, alternative investments, and other higher yielding assets are utilized to generate returns and promote growth. Derivatives, repurchase/reverse repurchase agreements and fixed income securities are utilized as tools for duration management, mitigating interest rate risk, and minimizing funded status volatility.
The primary long-term investment objectives for pension assets are to provide for a reasonable amount of long-term growth of capital to meet future obligations while minimizing risk exposures and reducing funded status volatility. To meet these objectives, investment managers are engaged to actively manage assets within the guidelines and strategies set forth by the Investment Committee. Active managers are monitored regularly and their performance is compared to applicable benchmarks. As a result of our long-term U.S. investment objectives for pension assets, the weighted-average long-term expected rate of return on assets decreased from 7.77% during 2020 to 6.50% in 2021.
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
Level 2 assets include fixed income securities that are valued based on yields currently available on comparable securities of other issues with similar credit ratings; mortgage-backed securities that are valued based on cash flow and yield models using acceptable modeling and pricing conventions; and certain investments that are pooled with other investments in a commingled fund. We value our investments in commingled funds by taking the percentage ownership of the underlying assets, each of which has a readily determinable fair value.
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
Investments that do not have a readily determinable fair value, and which provide a net asset value ("NAV") or its equivalent developed consistent with FASB measurement principles, are valued using NAV as a practical expedient. These investments are not classified in Levels 1, 2, or 3 of the fair value hierarchy but instead included within the subtotals by asset category. Such investments include hedge funds, risk parity funds, real estate investments, private debt and private equity funds. Investments in hedge funds and risk parity funds are valued using the reported NAV as of December 31st. Real estate investments, private debt and private equity funds are valued at NAV per the most recent partnership audited financial reports, and adjusted, as appropriate, for investment activity between the date of the financial reports and December 31st. Due to the inherent limitations in obtaining a readily determinable fair value measurement for alternative investments, the fair values reported may differ from the values that would have been used had readily available market information for the alternative investments existed. These investments are described further below:
•Hedge Funds: Plan assets are invested in hedge funds that pursue multiple strategies to diversify risk and reduce volatility. Most of these hedge funds allow redemptions either quarterly or semi-annually after a two to three month notice period, while others allow for redemption after only a brief notification period with no restriction on redemption frequency. No unfunded commitments existed with respect to hedge funds as of December 31, 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Risk Parity Funds: Plan assets are invested in risk parity strategies in order to provide diversification and balance risk/return objectives. These strategies reflect a multi-asset class balanced risk approach generally consisting of equity, interest rates, credit and commodities. These funds allow for monthly redemptions with only a brief notification period. No unfunded commitments existed with respect to risk parity funds as of December 31, 2021.
•Real Estate, Private Debt and Private Equity Funds: Plan assets are invested in limited partnership interests in various private equity, private debt and real estate funds. Limited provision exists for the redemption of these interests by the limited partners that invest in these funds until the end of the term of the partnerships, typically ranging between 10 and 15 years from the date of inception. An active secondary market exists for similar partnership interests, although no particular value (discount or premium) can be guaranteed. As of December 31, 2021, unfunded commitments to such limited partnerships totaling approximately $3.0 billion are expected to be contributed over the remaining investment period, typically ranging between three and six years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. and international pension and postretirement benefit plan assets by asset category as of December 31, 2021 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations:

	Total Assets(1)	Level 1	Level 2	Level 3	Percentage of Plan Assets	Target Allocation
Asset Category (U.S. Plans):
Cash and cash equivalents	$2,671	$2,564	$107	$—	4.8%	1-7
Equity Securities:
U.S. Large Cap	12,840	8,948	3,892	—
U.S. Small Cap	484	484	—	—
Emerging Markets	2,077	1,483	594	—
Global Equity	3,054	2,901	153	—
International Equity	4,199	1,972	2,227	—
Total Equity Securities	22,654	15,788	6,866	—	40.4	20-45
Fixed Income Securities:
U.S. Government Securities(2)	12,083	25,358	(13,275)	—
Corporate Bonds	6,156	—	6,142	14
Global Bonds	23	—	23	—
Municipal Bonds	19	—	19	—
Total Fixed Income Securities	18,281	25,358	(7,091)	14	32.6	30-70
Other Investments:
Hedge Funds	4,121	—	2,303	—	7.3	5-10
Private Equity	4,822	—	—	—	8.6	1-10
Private Debt	763	—	—	—	1.4	1-10
Real Estate	2,285	313	106	—	4.1	1-10
Structured Products(3)	177	—	177	—	0.3	1-5
Risk Parity Funds	295	—	—	—	0.5	1-10
Total U.S. Plan Assets	$56,069	$44,023	$2,468	$14	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$184	$135	$49	$—	8.7%	1-10
Equity Securities:
Local Markets Equity	193	—	193	—
U.S. Equity	53	53	—	—
Emerging Markets	35	35	—	—
International / Global Equity	513	195	318	—
Total Equity Securities	794	283	511	—	37.7	20-50
Fixed Income Securities:
Local Government Bonds	61	—	61	—
Corporate Bonds	438	21	417	—
Global Bonds	136	134	2	—
Total Fixed Income Securities	635	155	480	—	30.2	30-50
Other Investments:
Real Estate	172	—	90	24	8.2	5-10
Other	321	—	247	50	15.2	1-20
Total International Plan Assets	$2,106	$573	$1,377	$74	100.0%
Total Plan Assets	$58,175	$44,596	$3,845	$88
(1) Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the category totals.
(2) Level 2 U.S. Government Securities includes repurchase and reverse repurchase agreements.
(3) Represents mortgage and asset-backed securities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. and international pension and postretirement benefit plan assets by asset category as of December 31, 2020 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations:

	Total Assets(1)	Level 1	Level 2	Level 3	Percentage of Plan Assets	Target Allocation
Asset Category (U.S. Plans):
Cash and cash equivalents	$1,593	$1,510	$83	$—	3.0%	1-5
Equity Securities:
U.S. Large Cap	8,294	4,272	4,022	—
U.S. Small Cap	370	370	—	—
Emerging Markets	2,106	1,503	603	—
Global Equity	3,940	3,624	316	—
International Equity	4,335	2,043	2,292	—
Total Equity Securities	19,045	11,812	7,233	—	35.9	25-55
Fixed Income Securities:
U.S. Government Securities	16,145	14,646	1,499	—
Corporate Bonds	6,146	—	6,143	3
Global Bonds	42	—	42	—
Municipal Bonds	27	—	27	—
Total Fixed Income Securities	22,360	14,646	7,711	3	42.2	35-55
Other Investments:
Hedge Funds	3,518	—	1,652	—	6.6	5-15
Private Equity	3,424	—	—	—	6.5	1-10
Private Debt	695	—	—	—	1.3	1-10
Real Estate	1,986	244	82	—	3.7	1-10
Structured Products(2)	161	—	161	—	0.3	1-5
Risk Parity Funds	264	—	—	—	0.5	1-10
Total U.S. Plan Assets	$53,046	$28,212	$16,922	$3	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$84	$45	$39	$—	4.6%	1-10
Equity Securities:
Local Markets Equity	214	—	214	—
U.S. Equity	59	—	59	—
Emerging Markets	55	41	14	—
International / Global Equity	534	210	324	—
Total Equity Securities	862	251	611	—	47.0	25-55
Fixed Income Securities:
Local Government Bonds	102	—	102	—
Corporate Bonds	215	22	193	—
Global Bonds	125	125	—	—
Total Fixed Income Securities	442	147	295	—	24.1	20-40
Other Investments:
Real Estate	154	—	80	21	8.3	5-10
Other	293	—	236	41	16.0	1-20
Total International Plan Assets	1,835	$443	$1,261	$62	100.0%
Total Plan Assets	$54,881	$28,655	$18,183	$65
(1) Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the category totals.
(2) Represents mortgage and asset-backed securities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the Level 3 instruments measured on a recurring basis for the years ended December 31, 2021 and 2020 (in millions):

	Corporate Bonds	Other	Total
Balance on January 1, 2020	$—	$12	$12
Actual Return on Assets:
Assets Held at End of Year	—	3	3
Assets Sold During the Year	(5)	—	(5)
Purchases	10	51	61
Sales	(2)	(4)	(6)
Transfers Into (Out of) Level 3	—	—	—
Balance on December 31, 2020	$3	$62	$65
Actual Return on Assets:
Assets Held at End of Year	—	5	5
Assets Sold During the Year	(16)	—	(16)
Purchases	33	10	43
Sales	(6)	(3)	(9)
Transfers Into (Out of) Level 3	—	—	—
Balance on December 31, 2021	$14	$74	$88
There were no shares of UPS class A or B common stock directly held in plan assets as of December 31, 2021 or December 31, 2020.
Expected Cash Flows
Information about expected cash flows for the pension and postretirement medical benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Expected Employer Contributions:
2022 to plan trusts	$1,887	$177	$96
2022 to plan participants	25	49	7
Expected Benefit Payments:
2022	$1,927	$229	$44
2023	2,054	219	49
2024	2,188	208	55
2025	2,323	199	61
2026	2,458	189	68
2027 - 2031	14,160	813	425

Our current funding policy guideline for U.S. plans is to contribute amounts annually that are at least equal to the amounts required by applicable laws and regulations. International plans will be funded in accordance with local regulations. Additional discretionary contributions may be made when deemed appropriate to meet the long-term obligations of the plans. Expected benefit payments for pensions will be primarily paid from plan trusts. Expected benefit payments for postretirement medical benefits will be paid from plan trusts and corporate assets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. MULTIEMPLOYER EMPLOYEE BENEFIT PLANS
We contribute to a number of multiemployer defined benefit plans under the terms of collective bargaining agreements that cover our union-represented employees. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility and participation requirements, vesting periods and benefit formulas. The risks of participating in multiemployer plans are different from single-employer plans in the following respects:
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
•If any of the multiemployer pension plans in which we participate enter critical status, and our contributions are not sufficient to satisfy any rehabilitation plan funding schedule, we could be required under the Pension Protection Act of 2006 to make additional surcharge contributions to the multiemployer pension plan in the amount of five to ten percent of the existing contributions required by our labor agreement. Such surcharges would cease upon the ratification of a new collective bargaining agreement and could not recur unless a plan re-entered critical status at a later date.
The discussion that follows sets forth the financial impact on our results of operations and cash flows for December 31, 2021, 2020 and 2019, from our participation in multiemployer benefit plans. As part of the overall collective bargaining process for wage and benefit levels, we have agreed to contribute certain amounts to the multiemployer benefit plans during the contract period. The multiemployer benefit plans set benefit levels and are responsible for benefit delivery to participants. Future contributions to multiemployer benefit plans are determined only through collective bargaining, and we have no additional legal or constructive obligation to increase contributions beyond the agreed-upon amounts (except potential surcharges under the Pension Protection Act of 2006 described above).
The number of employees covered by our multiemployer pension plans has increased with the growth in our business. There have been no other significant changes that affect the comparability of 2021, 2020 and 2019 contributions. We recognize expense for the contractually-required contribution for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.
Status of Collective Bargaining Agreements
As of December 31, 2021, we had approximately 327,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. These agreements run through July 31, 2023.
We have approximately 3,200 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"). This collective bargaining agreement becomes amendable September 1, 2023.
We have approximately 1,700 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2023. In addition, approximately 3,300 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers ("IAM"). The collective bargaining agreement with the IAM runs through July 31, 2024.
Multiemployer Pension Plans
The following table outlines our participation in multiemployer pension plans for December 31, 2021, 2020 and 2019, and sets forth our calendar year contributions and accruals for each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2021 and 2020 relates to the plans’ two most recent fiscal year ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Plans certified in the red zone are generally less than 65% funded; plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency, or are expected to have a deficiency in any of the next six plan years; plans certified in the yellow zone are less than 80% funded; and plans certified in the green zone are at least 80% funded. The “FIP / RP Status Pending / Implemented” column indicates whether a financial improvement plan (“FIP”) for yellow/orange zone plans, or a rehabilitation plan (“RP”) for red zone plans, is either pending or has been implemented. As of December 31, 2021, all plans that have either a FIP or RP requirement have had the respective plan implemented.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our collectively-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside of the agreed upon contractual rates are not required. For the plans detailed in the following table, the expiration date of the associated collective bargaining agreements is July 31, 2023, with the exception of the IAM National Pension Fund / National Pension Plan, which has a July 31, 2024 expiration date. For all plans detailed in the following table, we provided more than 5% of the total plan contributions from all employers for 2021, 2020 and 2019 (as disclosed in the annual filing with the Department of Labor for each respective plan).
Certain plans have been aggregated in the “All Other Multiemployer Pension Plans” line in the following table, as contributions to each of these individual plans are not material.

	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented		(in millions) UPS Contributions and Accruals			Surcharge Imposed
Pension Fund		2021	2020			2021	2020	2019
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789-001	Green	Green	No	NA	$65	$57	$48	No
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850-001	Red	Red	Yes	Implemented	18	16	14	No
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424-001	Red	Red	Yes	Implemented	12	11	10	No
I.A.M. National Pension Fund / National Pension Plan	51-6031295-002	Red	Red	Yes	Implemented	48	44	41	No
International Brotherhood of Teamsters Union Local No. 710 Pension Fund	36-2377656-001	Green	Green	No	NA	180	161	142	No
Local 705, International Brotherhood of Teamsters Pension Plan	36-6492502-001	Yellow	Yellow	Yes	Implemented	131	120	113	No
Local 804 I.B.T. & Local 447 I.A.M.—UPS Multiemployer Retirement Plan	51-6117726-001	Green	Yellow	No	NA	135	124	112	No
Milwaukee Drivers Pension Trust Fund	39-6045229-001	Green	Green	No	NA	58	53	48	No
New England Teamsters & Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes	Implemented	145	140	120	No
New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red	Red	Yes	Implemented	147	135	119	No
Teamster Pension Fund of Philadelphia and Vicinity	23-1511735-001	Yellow	Yellow	Yes	Implemented	94	85	74	No
Teamsters Joint Council No. 83 of Virginia Pension Fund	54-6097996-001	Green	Green	No	NA	89	82	75	No
Teamsters Local 639—Employers Pension Trust	53-0237142-001	Green	Green	No	NA	80	74	68	No
Teamsters Negotiated Pension Plan	43-6196083-001	Green	Green	No	NA	45	40	37	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Plan	52-6043608-001	Green	Green	No	NA	29	27	24	No
United Parcel Service, Inc.—Local 177, I.B.T. Multiemployer Retirement Plan	13-1426500-419	Yellow	Red	Yes	Implemented	116	107	100	No
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	No	NA	1,260	1,138	939	No
Western Pennsylvania Teamsters and Employers Pension Fund	25-6029946-001	Red	Red	Yes	Implemented	40	37	34	No
All Other Multiemployer Pension Plans						95	104	102
					Total Contributions	$2,787	$2,555	$2,220
Agreement with the New England Teamsters and Trucking Industry Pension Fund
In 2012, we reached an agreement with the New England Teamsters and Trucking Industry Pension Fund ("NETTI Fund"), a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. As of December 31, 2021 and 2020, we had $830 and $837 million, respectively, recognized in Other Non-Current Liabilities as well as $8 and $7 million as of December 31, 2021 and 2020, respectively, recorded in Other current liabilities in our consolidated balance sheets, representing the remaining balance of the NETTI Fund withdrawal liability. This liability is payable in equal monthly installments over a remaining term of approximately 41 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of December 31, 2021 and 2020 was $963 million and $1.0 billion, respectively. We utilized Level 2 inputs in the fair value hierarchy to determine the fair value of this liability.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multiemployer Health and Welfare Plans
We also contribute to a number of multiemployer health and welfare plans covering both active and retired employees. Healthcare benefits are provided to participants who meet certain eligibility requirements as covered under the applicable collective bargaining unit. The following table sets forth our calendar year plan contributions and accruals. Certain plans have been aggregated in the "All Other Multiemployer Health and Welfare Plans" line, as the contributions to each of these individual plans are not material.

	(in millions) UPS Contributions and Accruals
Health and Welfare Fund	2021	2020	2019
Bay Area Delivery Drivers	$41	$39	$37
Central Pennsylvania Teamsters Health & Pension Fund	39	35	31
Central States, South East & South West Areas Health and Welfare Fund	3,374	3,202	2,899
Delta Health Systems—East Bay Drayage Drivers	39	37	30
Joint Council #83 Health & Welfare Fund	56	50	45
Local 804 Welfare Trust Fund	123	110	101
Milwaukee Drivers Pension Trust Fund—Milwaukee Drivers Health and Welfare Trust Fund	59	53	48
New York State Teamsters Health & Hospital Fund	91	84	71
Northern California General Teamsters (DELTA)	209	188	157
Northern New England Benefit Trust	81	72	59
Oregon / Teamster Employers Trust	66	59	51
Teamsters 170 Health & Welfare Fund	24	22	19
Teamsters Benefit Trust	60	57	47
Teamsters Local 251 Health & Insurance Plan	26	23	18
Teamsters Local 638 Health Fund	66	60	53
Teamsters Local 639—Employers Health & Pension Trust Funds	40	39	32
Teamsters Local 671 Health Services & Insurance Plan	24	23	20
Teamsters Union 25 Health Services & Insurance Plan	74	69	59
Teamsters Western Region & Local 177 Health Care Plan	980	859	769
Truck Drivers and Helpers Local 355 Baltimore Area Health & Welfare Fund	23	22	19
Utah-Idaho Teamsters Security Fund	52	45	37
Washington Teamsters Welfare Trust	83	76	67
All Other Multiemployer Health and Welfare Plans	183	175	141
Total Contributions	$5,813	$5,399	$4,810

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
Balance on January 1, 2020	$715	$416	$2,682	$3,813
Acquired	—	—	—	—
Impairments	—	—	(494)	(494)
Currency / Other	—	6	42	48
Balance on December 31, 2020	$715	$422	$2,230	$3,367
Acquired	132	—	243	375
Currency / Other	—	(19)	(31)	(50)
Balance on December 31, 2021	$847	$403	$2,442	$3,692
2021 Goodwill Activity
The goodwill acquired in U.S. Domestic Package and Supply Chain Solutions related to our October 2021 acquisition of Roadie. The purchase price allocation for acquired businesses may be modified for up to one year from the date of acquisition if additional facts or circumstances lead to changes in our preliminary purchase accounting estimates. See note 9 for further discussion of business acquisitions.
The remaining change in goodwill for both Supply Chain Solutions and International Package was attributable to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
2020 Goodwill Activity
As of December 31, 2020 we classified our UPS Freight reporting unit as held for sale, which resulted in a goodwill impairment charge of $494 million within Supply Chain Solutions.
The remaining change in goodwill for both Supply Chain Solutions and International Package was due to immaterial purchase accounting adjustments and the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
Goodwill Impairment
We did not record any impairments of goodwill during 2021. In the fourth quarter of 2020, we determined that our UPS Freight reporting unit should be classified as held for sale. Accordingly, we tested goodwill for impairment as of December 31, 2020, and determined that the fair value of the reporting unit had decreased. For the year ended December 31, 2020, a goodwill impairment charge of $494 million, representing the remaining goodwill balance for UPS Freight, is included within Other expenses in the statements of consolidated income. We did not record any goodwill impairments during 2019. Cumulatively, we have recorded $1.1 billion of goodwill impairment charges in Supply Chain Solutions, while our International and U.S. Domestic Package segments have not recorded any goodwill impairment charges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
The following is a summary of intangible assets as of December 31, 2021 and 2020 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
December 31, 2021
Capitalized software	$4,910	$(3,275)	$1,635	6.9
Licenses	58	(27)	31	3.7
Franchise rights	119	(37)	82	20.0
Customer relationships	733	(408)	325	10.6
Trade name	67	(1)	66	10.3
Trademarks, patents and other	158	(15)	143	8.4
Amortizable intangible assets	$6,045	$(3,763)	$2,282	7.6
Indefinite lived intangible assets	204	—	204
Total Intangible Assets	$6,249	$(3,763)	$2,486
December 31, 2020
Capitalized software	$4,531	$(2,962)	$1,569
Licenses	95	(37)	58
Franchise rights	165	(113)	52
Customer relationships	729	(344)	385
Trademarks, patents and other	18	(13)	5
Amortizable intangible assets	$5,538	$(3,469)	$2,069
Indefinite lived intangible assets	205	—	205
Total Intangible Assets	$5,743	$(3,469)	$2,274
A trade name and licenses with carrying values of $200 and $4 million, respectively, as of December 31, 2021 are deemed to be indefinite-lived intangible assets, and therefore are not amortized. Impairment tests for indefinite-lived intangible assets are performed annually. Our annual impairment test as of July 1, 2021 indicated that the fair value of the trade name, which is associated with our truckload brokerage business, remained greater than its carrying value, but that the excess was less than 10 percent. There were no events or changes in circumstances that would indicate the carrying amount of our indefinite-lived intangible assets may have been impaired as of December 31, 2021.
All of our other recorded intangible assets are deemed to be finite-lived intangibles, and are amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that may indicate that the carrying value of the intangible may not be recoverable. Impairments of finite-lived intangible assets were $19, $13, and $2 million in 2021, 2020, and 2019, respectively.
Amortization of intangible assets was $475, $416 and $377 million in each of 2021, 2020 and 2019, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2021 for the next five years is as follows (in millions): 2022—$540; 2023—$472; 2024—$392; 2025—$314; 2026—$222. Amortization expense in future periods will be affected by business acquisitions and divestitures, software development, licensing agreements, purchase of development areas or similar franchise rights and other factors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. BUSINESS ACQUISITIONS
In October 2021, we acquired Roadie, Inc. ("Roadie"), a technology platform that provides local same-day delivery with operations throughout the United States. The Roadie technology platform is purpose-built to connect merchants and consumers with contract drivers to enable efficient and scalable same-day local delivery services for items that are not compatible with the UPS network. The acquisition was funded using cash from operations. We report Roadie within Supply Chain Solutions. The financial results of the acquired business were not material to our results of operations for the fourth quarter or the year.
The estimated fair value of assets acquired and liabilities assumed are subject to change based on completion of our purchase accounting. The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

October 1, 2021
Cash and cash equivalents	$12
Accounts receivable	15
Goodwill	375
Intangible assets	231
Deferred tax liability	(47)
Total purchase price	$586
Goodwill recognized of approximately $375 million is attributable to expected synergies from future growth, including synergies to our U.S. Domestic Package segment. We have allocated $243 and $132 million of the recognized goodwill to Supply Chain Solutions and the U.S. Domestic Package segment, respectively. None of the goodwill is expected to be deductible for income tax purposes.
The intangible assets acquired of approximately $231 million primarily consist of $145 million of technology (amortized over 8 years), $67 million of trade name (amortized over 10 years), and an additional $19 million in other intangibles (amortized over an average of 8 years). The carrying value of accounts receivable approximates fair value.
Acquisition related costs were not material, and were expensed as incurred and included in Other expenses within the statements of consolidated income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations, as of December 31, 2021 and 2020 consists of the following (in millions):

	Principal		Carrying Value
	Amount	Maturity	2021	2020
Commercial paper	$—	2021	$—	$15
Fixed-rate senior notes:
3.125% senior notes	—	2021	—	1,507
2.050% senior notes	—	2021	—	700
2.450% senior notes	1,000	2022	1,010	1,028
2.350% senior notes	600	2022	600	599
2.500% senior notes	1,000	2023	998	997
2.800% senior notes	500	2024	498	498
2.200% senior notes	400	2024	399	398
3.900% senior notes	1,000	2025	996	995
2.400% senior notes	500	2026	498	498
3.050% senior notes	1,000	2027	994	993
3.400% senior notes	750	2029	746	746
2.500% senior notes	400	2029	397	397
4.450% senior notes	750	2030	744	743
6.200% senior notes	1,500	2038	1,484	1,483
5.200% senior notes	500	2040	494	493
4.875% senior notes	500	2040	491	490
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	492	491
3.750% senior notes	1,150	2047	1,137	1,137
4.250% senior notes	750	2049	743	742
3.400% senior notes	700	2049	688	688
5.300% senior notes	1,250	2050	1,231	1,231
Floating-rate senior notes:
Floating-rate senior notes	—	2021	—	350
Floating-rate senior notes	400	2022	400	399
Floating-rate senior notes	500	2023	500	499
Floating-rate senior notes	1,039	2049-2067	1,027	1,027
Debentures:
7.620% debentures(1)	276	2030	280	281
Pound Sterling Notes:
5.500% notes	90	2031	89	90
5.125% notes	614	2050	583	586
Euro Senior Notes:
0.375% senior notes	793	2023	791	857
1.625% senior notes	793	2025	791	856
1.000% senior notes	567	2028	564	611
1.500% senior notes	567	2032	564	611
Canadian senior notes:
2.125% senior notes	586	2024	585	583
Finance lease obligations	408	2022 – 2046	408	342
Facility notes and bonds	320	2029 – 2045	320	320
Other debt	5	2022 – 2025	5	5
Total debt	$22,083		21,915	24,654
Less: current maturities			(2,131)	(2,623)
Long-term debt			$19,784	$22,031
(1) On April 1, 2020, the interest rate on these debentures decreased from 8.375% to 7.620% for the remaining 10 years until maturity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. As of December 31, 2021 we had no outstanding balances under these commercial paper programs. The amount of commercial paper outstanding under these programs in 2022 is expected to fluctuate.
Debt Repayments
On January 15, 2021, our 3.125% senior notes with a principal balance of $1.5 billion matured and were repaid in full. On April 1, 2021, our 2.050% fixed-rate senior notes with a principal balance of $700 million and our floating rate senior notes with a principal balance of $350 million matured and were both repaid in full.
Fixed-Rate Senior Notes
All of our fixed-rate notes pay interest semi-annually, and allow for redemption by UPS at any time by paying the greater of the principal amount or a “make-whole” amount, plus accrued interest. We subsequently entered into interest rate swaps on certain of these notes, which effectively converted the fixed interest rates on the notes to variable interest rates. The average interest rates payable on the notes where fixed interest rates were swapped to variable interest rates, including the impact of the interest rate swaps, for 2021 and 2020 were as follows:

	Principal		Average Effective Interest Rate
	Value	Maturity	2021	2020
3.125% senior notes	$1,500	2021	1.07%	1.60%
2.450% senior notes	1,000	2022	0.76%	1.55%
7.620% Debentures
The $276 million debentures have a maturity of April 1, 2030. These debentures had an interest rate of 8.375% until April 1, 2020, at which time the interest rate decreased to 7.620% for the remaining term. These debentures are redeemable in whole or in part at our option at any time. The redemption price is equal to the greater of the principal amount plus accrued interest, or the present value of remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points, plus accrued interest. Interest is payable semi-annually in April and October, and the debentures are not subject to sinking fund requirements.
Floating-Rate Senior Notes
Our floating-rate senior notes bear interest at rates that reference the London Interbank Offer Rate ("LIBOR") for U.S. Dollars. As part of a broader program of reference rate reform, it is expected that U.S. Dollar LIBOR rates will cease to be published after June 2023.
We have floating-rate senior notes in the principal amounts of $400 and $500 million that bear interest at three-month LIBOR, plus a spread of 38 and 45 basis points, respectively. These notes are not callable. The $400 million notes mature in 2022 and the $500 million notes mature in 2023, prior to the expected discontinuance of U.S. Dollar LIBOR. The average interest rate for 2021 and 2020, including interest on the $350 million floating-rate senior notes that matured on April 1, 2021, was 0.58% and 1.29%, respectively.
The remaining floating-rate senior notes, with principal amounts totaling $1.0 billion, bear interest at either one or three-month LIBOR, less a spread ranging from 30 to 45 basis points. These notes have maturities ranging from 2049 through 2067 and will be impacted by the discontinuance of U.S. Dollar LIBOR rates in June 2023. We are currently working to transition these notes to an alternative reference rate. We anticipate that the Secured Overnight Financing Rate ("SOFR") will be adopted in accordance with recommendations of the Alternative Reference Rates Committee.
The average interest rate on the remaining floating-rate senior notes for 2021 and 2020 was 0.00% and 0.40%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and redeemable at the option of the note holders at various times after one year at a stated percentage of par value. We have classified these floating-rate senior notes as long-term liabilities in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance Lease Obligations
We have certain property, plant and equipment subject to finance leases. For additional information on finance lease obligations, see note 12.
Facility Notes and Bonds
We have entered into agreements with certain municipalities or related entities to finance the construction of, or improvements to, facilities that support our operations in the United States. These facilities are located around airport properties in Louisville, Kentucky; Dallas, Texas; and Philadelphia, Pennsylvania. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by these entities, as follows:
•Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, Kentucky. The bonds, which are due in January 2029, bear interest at a variable rate, and the average interest rates for 2021 and 2020 were 0.05% and 0.50%, respectively.
•Bonds with a principal balance of $42 million and due in November 2036 issued by the Louisville Regional Airport Authority associated with our air freight facility in Louisville, Kentucky. The bonds bear interest at a variable rate, and the average interest rates for 2021 and 2020 were 0.07% and 0.56%, respectively.
•Bonds with a principal balance of $29 million issued by the Dallas / Fort Worth International Airport Facility Improvement Corporation associated with our Dallas, Texas airport facilities. The bonds are due in May 2032 and bear interest at a variable rate, however the variable cash flows on the obligation have been swapped to a fixed rate of 5.11%.
•Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, Pennsylvania airport facilities. These bonds, which are due September 2045, bear interest at a variable rate. The average interest rate for 2021 and 2020 was 0.05% and 0.62%, respectively.
Pound Sterling Notes
The Pound Sterling notes consist of two separate tranches, as follows:
•Notes with a principal amount of £66 million accrue interest at a 5.50% fixed rate, and are due in February 2031. These notes are not callable.
•Notes with a principal amount of £455 million accrue interest at a 5.125% fixed rate, and are due in February 2050. These notes are callable at our option at a redemption price equal to the greater of the principal amount plus accrued interest, or the present value of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark U.K. government bond yield plus 15 basis points, plus accrued interest.
Canadian Dollar Senior Notes
The Canadian Dollar notes consist of a single series, as follows:
•Notes in the principal amount of C$750 million, which bear interest at a 2.125% fixed rate and mature in May 2024. Interest on the notes is payable semi-annually. The notes are callable at our option, in whole or in part, at the Government of Canada yield plus 21.5 basis points, and on or after the par call date at par value.
Euro Senior Notes
The Euro notes consist of three separate issuances, as follows:
•Notes in the principal amount of €500 million accrue interest at a 1.00% fixed rate and are due in November 2028. Interest is payable annually on the notes. These notes are callable at our option at a redemption price equal to the greater of the principal amount, or the present value of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark comparable German government bond yield plus 15 basis points, plus accrued interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Notes with a principal amount of €700 million accrue interest at a 1.625% fixed rate and are due in November 2025. Interest is payable annually on the notes. These notes are callable at our option at a redemption price equal to the greater of the principal amount, or the present value of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark German government bond yield plus 20 basis points, plus accrued interest.
•Notes with principal amounts of €700 million and €500 million accrue interest at 0.375% and 1.50% fixed rates, respectively, and are due in November 2023 and November 2032, respectively. Interest on these notes is payable annually. The notes are callable at our option at a redemption price equal to the greater of the principal amount, or the present value of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark comparable government bond yield plus 10 and 20 basis points, respectively, plus accrued interest.
Contractual Commitments
The following table sets forth the aggregate annual principal and anticipated interest payments on our long-term debt and our projected aggregate annual purchase commitments (in millions):

Year	Debt Principal	Debt Interest (1)	Purchase Commitments (1)
2022	$2,003	$722	$2,454
2023	2,295	668	1,467
2024	1,487	630	939
2025	1,794	636	363
2026	500	523	81
After 2026	13,598	7167	69
Total	$21,677	$10,346	$5,373
(1) Debt interest and purchase commitments include estimates of future amounts yet to be recognized in our financial statements.
The amount of interest on our debt was calculated as the contractual interest payments due on our fixed-rate debt and variable-rate debt based on interest rates as of December 31, 2021, taking into account the effect of any interest rate swap agreements. For debt denominated in a foreign currency, the U.S. Dollar equivalent principal amount of the debt at the end of the year was used as the basis to project future interest payments.
Purchase commitments represent contractual agreements to purchase assets, goods or services that are legally binding, including contracts for aircraft, construction of new or expanded facilities and orders for technology equipment and vehicles.
As of December 31, 2021, we had outstanding letters of credit totaling approximately $1.7 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances, and as of December 31, 2021, we had $1.5 billion of surety bonds written.
Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion and expires on December 6, 2022. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of December 31, 2021 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one month interest period plus 1%, may be used at our discretion.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The second agreement provides revolving credit facilities of $2.0 billion and expires on December 7, 2026. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of December 31, 2021 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; and (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.
If the credit ratings established by S&P and Moody’s differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate. There were no amounts outstanding under these facilities as of December 31, 2021.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of December 31, 2021 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2021, 10% of net tangible assets is equivalent to $4.6 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $25.1 billion and $28.3 billion as of December 31, 2021 and 2020, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
Judicial Proceedings
We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. At this time, we do not believe that any loss associated with any such matter will have a material impact on our operations or financial condition. One of these matters, Hughes v. UPS Supply Chain Solutions, Inc. and United Parcel Service, Inc. had previously been certified as a class action in Kentucky state court. In the second quarter of 2019, the court granted our motion for judgment on the pleadings related to the wage-and-hour claims. The plaintiffs appealed this decision. The appeal was denied; however, plaintiffs have sought discretionary review by the Kentucky Supreme Court.
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
In August 2016, Spain’s National Markets and Competition Commission ("CNMC") announced an investigation into 10 companies in the commercial delivery and parcel industry, including UPS, related to alleged nonaggression agreements to allocate customers. In May 2017, UPS received a Statement of Objections issued by the CNMC. In July 2017, UPS received a Proposed Decision from the CNMC. On March 8, 2018, the CNMC adopted a final decision, finding an infringement and imposing an immaterial fine on UPS. UPS appealed the decision and, in September 2018, obtained a suspension of the implementation of the decision (including payment of the fine). The appeal is pending. We do not believe that any loss from this matter would have a material impact on our operations or financial condition. We are vigorously defending ourselves and believe that we have a number of meritorious legal defenses. There are also unresolved questions of law and fact that could be important to the ultimate resolution of this matter.
In November 2021, the Environmental Protection Agency (the "EPA") sent us an information request related to hazardous waste regulatory compliance at certain of our facilities. The EPA has indicated that it is investigating potential recordkeeping violations of the Resource Conservation and Recovery Act at those facilities. We are cooperating with the EPA. An immaterial accrual with respect to this matter is included in our consolidated balance sheets. We do not believe that any loss from this matter would have a material impact on our operations or financial condition, although we are unable to predict what action, if any, might be taken in the future by the EPA as a result of this request.
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

NOTE 12. LEASES
We have finance and operating leases for package centers, airport facilities, warehouses, office space, aircraft, aircraft engines, information technology equipment (primarily mainframes, servers and copiers), vehicles and various other equipment used in operating our business. Certain leases for real estate and aircraft contain options to purchase, extend or terminate the lease.
We recognize a right-of-use ("ROU") asset and lease obligation for all leases greater than twelve months. Some of our leases contain both lease and non-lease components, which we have elected to treat as a single lease component. We have also elected not to recognize leases that have an original lease term, including reasonably certain renewal or purchase options, of twelve months or less in our consolidated balance sheets for all classes of underlying assets. Lease costs for short-term leases are recognized on a straight-line basis over the lease term.
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
Aircraft
In addition to the aircraft that we own, we have leases for 329 aircraft. Of these leased aircraft, 22 are classified as finance leases, 18 are classified as operating leases and the remaining 289 are classified as short-term leases. A majority of the obligations associated with the aircraft classified as finance leases have been legally defeased. A majority of our long-term aircraft operating leases are operated by a third party to handle package and cargo volume in geographic regions where, due to government regulations, we are restricted from operating an airline.
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
The components of lease expense for the years ended December 31, 2021, 2020 and 2019 were as follows (in millions):

	2021	2020	2019
Operating lease costs	$729	$711	$643
Finance lease costs:
Amortization of assets	$97	$79	$73
Interest on lease liabilities	14	18	19
Total finance lease costs	111	97	92
Variable lease costs	246	247	206
Short-term lease costs	1,510	1,299	1,122
Total lease costs	$2,596	$2,354	$2,063
In addition to the lease costs disclosed in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. We recognized impairment charges of $17 million for the year ended December 31, 2020. There were no impairments recognized for the years ended December 31, 2021 and 2019.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to leases and location within our consolidated balance sheets as of December 31, 2021 and 2020 are as follows (in millions, except lease term and discount rate):

	2021	2020
Operating Leases:
Operating lease right-of-use assets	$3,562	$3,073

Current maturities of operating leases	$580	$560
Non-current operating leases	3,033	2,540
Total operating lease obligations	$3,613	$3,100

Finance Leases:
Property, plant and equipment, net	$1,125	$1,225

Current maturities of long-term debt, commercial paper and finance leases	$129	$56
Long-term debt and finance leases	279	286
Total finance lease obligations	$408	$342

Weighted average remaining lease term (in years):
Operating leases	11.7	11.2
Finance leases	8.0	9.3

Weighted average discount rate:
Operating leases	1.94%	2.28%
Finance leases	2.79%	4.14%
Supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 is as follows (in millions):

	2021	2020
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$731	$686
Operating cash flows from finance leases	4	18
Financing cash flows from finance leases	208	192

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,247	$787
Finance leases	$280	$66

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease obligations as of December 31, 2021 are as follows (in millions):

	Finance Leases	Operating Leases
2022	$142	$644
2023	61	574
2024	37	477
2025	32	424
2026	29	379
Thereafter	190	1,622
Total lease payments	491	4,120
Less: Imputed interest	(83)	(507)
Total lease obligations	408	3,613
Less: Current obligations	(129)	(580)
Long-term lease obligations	$279	$3,033
As of December 31, 2021, we have additional leases which have not commenced of $348 million. These leases will commence in 2022 and 2023 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Minority Interests
We are authorized to issue two classes of common stock, which are distinguished from each other by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "UPS". Class A and B shares both have a $0.01 par value, and as of December 31, 2021, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of December 31, 2021, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interests accounts for the years ended December 31, 2021, 2020 and 2019 (in millions, except per share amounts):

	2021		2020		2019
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of year	147	$2	156	$2	163	$2
Common stock purchases	—	—	—	—	(3)	—
Stock award plans	6	—	6	—	5	—
Common stock issuances	2	—	4	—	3	—
Conversions of class A to class B common stock	(17)	—	(19)	—	(12)	—
Class A shares issued at end of year	138	$2	147	$2	156	$2
Class B Common Stock:
Balance at beginning of year	718	$7	701	$7	696	$7
Common stock purchases	(3)	—	(2)	—	(7)	—
Conversions of class A to class B common stock	17	—	19	—	12	—
Class B shares issued at end of year	732	$7	718	$7	701	$7
Additional Paid-In Capital:
Balance at beginning of year		$865		$150		$—
Stock award plans		574		498		778
Common stock purchases		(500)		(217)		(1,005)
Common stock issuances		404		434		356
Option premiums received (paid)		—		—		21
Balance at end of year		$1,343		$865		$150
Retained Earnings:
Balance at beginning of year		$6,896		$9,105		$8,006
Net income attributable to controlling interests		12,890		1,343		4,440
Dividends ($4.08, $4.04, and $3.84 per share) (1)		(3,604)		(3,552)		(3,341)
Other		(3)		—		—
Balance at end of year		$16,179		$6,896		$9,105
Non-Controlling Interests:
Balance at beginning of year		$12		$16		$16
Change in non-controlling interests		4		(4)		—
Balance at end of year		$16		$12		$16
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $167, $178 and $147 million for 2021, 2020 and 2019, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion of class A and class B common stock. For the years ended December 31, 2020 and 2019, we repurchased a total of 2.1 and 9.1 million shares of class A and class B common stock for $217 million and $1.0 billion, respectively under this program ($224 million and $1.0 billion in repurchases for 2020 and 2019, respectively, are reported on the statements of consolidated cash flows due to the timing of settlements). We did not repurchase any shares under this program during 2021.
In August 2021, the Board of Directors terminated this authorization and approved a new share repurchase authorization of $5.0 billion for class A and class B common stock. We repurchased 2.6 million shares of class B common stock for $500 million under an accelerated stock repurchase transaction pursuant to this authorization during the year ended December 31, 2021. As of December 31, 2021, we had $4.5 billion of this share repurchase authorization available. Unless terminated earlier by the Board of Directors, this program will expire when we have purchased all shares authorized for repurchase under the program.
Share repurchases may be in the form of accelerated share repurchase programs, open market purchases or other methods we deem appropriate. The timing of share repurchases will depend upon market conditions. In order to lower the average cost of acquiring shares in our ongoing share repurchase program, we periodically enter into structured repurchase agreements involving the use of capped call options for the purchase of UPS class B shares. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a predetermined amount of cash or stock. Upon expiration of each agreement, if the closing market price of our common stock is above the predetermined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We received net premiums of $21 million during the year ended December 31, 2019 related to entering into and settling capped call options for the purchase of class B shares. We had no capped call options outstanding, nor did we enter into any of these structured repurchase agreements, during the years ended December 31, 2021 or 2020.
Movements in additional paid-in capital in respect of stock award plans comprise accruals for unvested awards, offset by adjustments for awards that vest during the period. The movement year over year was driven by changes in award payouts and by the acceleration of vesting for certain of our awards in 2020.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
We recognize activity in AOCI for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in AOCI for the years ended December 31, 2021, 2020 and 2019 is as follows (in millions):

	2021	2020	2019
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of year	$(981)	$(1,078)	$(1,126)
Translation adjustment (net of tax effect of $42, $(36) and $10)	(181)	97	48
Balance at end of year	$(1,162)	$(981)	$(1,078)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of year	$6	$4	$(2)
Current period changes in fair value (net of tax effect of $0, $1 and $4)	(2)	6	11
Reclassification to earnings (net of tax effect of $0, $(1) and $(1))	(5)	(4)	(5)
Balance at end of year	$(1)	$6	$4
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of year	$(223)	$112	$40
Current period changes in fair value (net of tax effect of $82, $(61) and $61)	261	(192)	195
Reclassification to earnings (net of tax effect of $(17), $(45) and $(39))	(55)	(143)	(123)
Balance at end of year	$(17)	$(223)	$112
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of year	$(5,915)	$(5,035)	$(3,906)
Net actuarial gain (loss) resulting from remeasurements of plan assets and liabilities (net of tax effect of $1,956, $(1,885) and $(979))	6,195	(5,984)	(3,117)
Reclassification to earnings (net of tax effect of $(749), $1,607 and $626)	(2,378)	5,104	1,988
Balance at end of year	$(2,098)	$(5,915)	$(5,035)
Accumulated other comprehensive income (loss) at end of year	$(3,278)	$(7,113)	$(5,997)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the years ended December 31, 2021, 2020 and 2019 is as follows (in millions):

	Amount Reclassified from AOCI			Affected Line Item in the Income Statement
	2021	2020	2019
Unrealized Gain (Loss) on Marketable Securities:
Realized gain (loss) on sale of securities	$5	$5	$6	Investment income (expense) and other
Income tax (expense) benefit	—	(1)	(1)	Income tax expense
Impact on net income	5	4	5	Net income
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	(11)	(8)	(15)	Interest expense
Foreign currency exchange contracts	83	196	177	Revenue
Income tax (expense) benefit	(17)	(45)	(39)	Income tax expense
Impact on net income	55	143	123	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(148)	(227)	(227)	Investment income (expense) and other
Prior service credit for divested business	69	—	—	Other expenses
Plan amendments for divested business	(66)	—	—	Other expenses
Remeasurement of benefit obligation	3,272	(6,484)	(2,387)	Investment income (expense) and other
Income tax (expense) benefit	(749)	1,607	626	Income tax expense
Impact on net income	2,378	(5,104)	(1,988)	Net income

Total amount reclassified for the year	$2,438	$(4,957)	$(1,860)	Net income
Deferred Compensation Obligations and Treasury Stock
We maintain a deferred compensation plan whereby certain employees were previously able to elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as Deferred compensation obligations in the shareowners’ equity section of the consolidated balance sheets. The number of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations. Employees are generally not able to defer the gains from stock options exercised subsequent to December 31, 2004.
Activity in the deferred compensation program for the years ended December 31, 2021, 2020 and 2019 was as follows (in millions):

	2021		2020		2019
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of year		$20		$26		$32
Reinvested dividends		1		1		2
Benefit payments		(5)		(7)		(8)
Balance at end of year		$16		$20		$26
Treasury Stock:
Balance at beginning of year	—	$(20)	—	$(26)	(1)	$(32)
Reinvested dividends	—	(1)	—	(1)	—	(2)
Benefit payments	—	5	—	7	1	8
Balance at end of year	—	$(16)	—	$(20)	—	$(26)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. STOCK - BASED COMPENSATION
Our various incentive compensation plans permit the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock units ("RSUs"), and restricted performance shares and performance units ("RPUs", collectively with RSUs, "Restricted Units"). On May 13, 2021, our shareholders approved our 2021 Omnibus Incentive Compensation Plan under which we are authorized to issue awards underlying 25 million shares. Each award issued in the form of Restricted Units, stock options and other permitted awards reduces the share reserve by one share. We had 19 million shares available to be issued under the UPS Incentive Compensation Plan as of December 31, 2021.
Our primary equity compensation programs are the UPS Management Incentive Award program (the "MIP"), the UPS Long-Term Incentive Performance Award program (the "LTIP") and the UPS Stock Option program. Additionally, our matching contributions to our primary employee defined contribution savings plan are made in shares of UPS class A common stock. The total expense recognized in our statements of consolidated income under all stock compensation programs during 2021, 2020 and 2019 was $878, $796 and $915 million, respectively. The associated income tax benefit recognized in our statements of consolidated income during 2021, 2020 and 2019 was $301, $210 and $216 million, respectively. The cash income tax benefit received from the exercise of stock options and conversion of Restricted Units to class A shares during 2021, 2020 and 2019 was $278, $272 and $148 million, respectively.
Management Incentive Award Program ("MIP")
Non-executive management eligibility for MIP awards is determined annually by the executive officers of UPS. Awards granted to executive officers are determined annually by the Compensation Committee of the UPS Board of Directors. Our MIP provides, with certain exceptions, that one-half to two-thirds of the annual award will be made in RPUs, depending upon the level of management. The remaining one-third to one-half of the award is electable in the form of cash or unrestricted shares of class A common stock, and is fully vested at the time of grant. Upon conversion, RPUs result in the issuance of an equivalent number of UPS class A shares after required tax withholdings.
Beginning with the MIP grant in the first quarter of 2019, RPUs vest one year following the grant date based on continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs). The grant value is expensed on a straight-line basis (less estimated forfeitures) over the requisite service period (except in the case of death, disability or retirement, in which case immediate expensing occurs). RPUs granted under the MIP prior to 2019 vest over a five-year period with approximately 20% of the award vesting and converting to class A shares at the anniversary of each grant date. As of December 31, 2020, outstanding RPUs granted to non-executive management prior to 2019 became fully vested. The elimination of the future service requirement for these awards resulted in the recognition of an additional $133 million of stock compensation expense in 2020. Conversion to class A shares will continue to occur over the remaining five-year period.
All RPUs granted are subject to early cancellation or vesting under certain conditions. Dividends earned on RPUs are reinvested in additional RPUs at each dividend payable date until they have fully vested. As of December 31, 2021, we had the following outstanding RPUs, including reinvested dividends, granted under the MIP:

	RPUs (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2021	2,293	$102.91
Vested	(5,452)	109.35
Granted	6,618	165.27
Reinvested Dividends	129	N/A
Forfeited / Expired	(121)	159.78
Non-vested as of December 31, 2021	3,467	$163.32
The fair value of each RPU is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of RPUs granted during 2021, 2020 and 2019 was $165.27, $102.54 and $108.78, respectively. The total fair value of RPUs vested was $716, $827 and $457 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $85 million of total unrecognized compensation cost related to non-vested RPUs. That cost is expected to be recognized over a weighted-average period of four months.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Incentive Performance Award Program ("LTIP")
RPUs issued under the LTIP vest at the end of a three-year performance period, assuming continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The number of RPUs earned is based on achievement of the performance targets established on the grant date.
For LTIP awards with a performance period ended December 31, 2021, the performance targets were equally weighted among consolidated operating return on invested capital ("ROIC"), growth in currency-constant consolidated revenue and total shareholder return ("RTSR") relative to a peer group of companies. For the two-thirds of the award related to ROIC and growth in currency-constant consolidated revenue, we recognized the grant date fair value of these RPUs (less estimated forfeitures) as compensation expense ratably over the vesting period, based on the number of awards expected to be earned. The remaining one-third of the award was valued using a Monte Carlo model. We recognized the grant date fair value of this portion of the award (less estimated forfeitures) as compensation expense ratably over the vesting period.
For LTIP awards with a performance period ending in 2022 and 2023, the performance targets are equally weighted between adjusted earnings per share and adjusted cumulative free cash flow. The final number of RPUs earned will then be subject to adjustment based on RTSR relative to the Standard & Poors 500 Index ("S&P 500"). We determine the grant date fair value of the RPUs using a Monte Carlo model and recognize compensation expense (less estimated forfeitures) ratably over the vesting period, based on the number of awards expected to be earned.
For the 2020 LTIP award, the performance period was divided into two measurement periods. The first measurement period evaluated the achievement of the performance targets for 2020. The second measurement period will evaluate the achievement of the performance targets for 2021 and 2022.
The weighted-average assumptions used in our Monte Carlo models for each award year were as follows:

	2021	2020	2019
Risk-free interest rate	0.19%	0.15%	2.23%
Expected volatility	30.70%	27.53%	19.64%
Weighted-average fair value of units granted	$168.05	$92.77	$123.44
Share payout	102.39%	101.00%	115.04%
There is no expected dividend yield as units earn dividend equivalents.
As of December 31, 2021, we had the following RPUs outstanding, including reinvested dividends, that were granted under our LTIP program:

	RPUs (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2021	1,004	$104.15
Vested	(919)	115.40
Granted	1,659	168.10
Reinvested Dividends	50	N/A
Forfeited / Expired	(158)	149.90
Non-vested as of December 31, 2021	1,636	$159.34
The fair value of each RPU is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of RPUs granted during 2021, 2020 and 2019 was $168.10, $92.76 and $107.30, respectively. The total fair value of RPUs vested was $160, $112 and $71 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $160 million of total unrecognized compensation cost related to non-vested RPUs. That cost is expected to be recognized over a weighted-average period of one year and six months.

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
The following is an analysis of options to purchase shares of class A common stock issued and outstanding:

	Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	1,564	$103.60
Exercised	(176)	99.74
Granted	211	165.58
Forfeited / Expired	—	—
Outstanding as of December 31, 2021	1,599	$112.18	6.46	$163
Options Vested and Expected to Vest	1,599	$112.18	6.46	$163
Exercisable as of December 31, 2021	1,050	$104.15	5.52	$116
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used by year, and the calculated weighted-average fair values of options, are as follows:

	2021	2020	2019
Expected dividend yield	3.31%	3.51%	2.94%
Risk-free interest rate	0.84%	1.26%	2.60%
Expected life in years	7.5	7.5	7.5
Expected volatility	23.15%	19.25%	17.79%
Weighted-average fair value of options granted	$23.71	$11.74	$16.34
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
We received cash of $16, $28 and $7 million during 2021, 2020 and 2019, respectively, from option holders resulting from the exercise of stock options. The total intrinsic value of options exercised during 2021, 2020 and 2019 was $16, $17 and $5 million, respectively. As of December 31, 2021, there was $4 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted-average period of three years and five months.
Discounted Employee Stock Purchase Plan
We maintain an employee stock purchase plan for all eligible employees. Under this plan, shares of UPS class A common stock may be purchased at quarterly intervals at 95% of the NYSE closing price of UPS class B common stock on the last day of each quarterly period. Employees purchased 0.6, 0.9 and 1.0 million shares at average prices of $172.07, $110.92 and $102.11 per share, during 2021, 2020 and 2019, respectively. This plan is not considered to be compensatory, and therefore no compensation cost is measured for the employees’ purchase rights.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SEGMENT AND GEOGRAPHIC INFORMATION
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions. Global small package operations represent our most significant business and are broken down into regional operations around the world. Regional operations managers are responsible for both domestic and export products within their geographic area. Supply Chain Solutions comprises the results of non-reportable operating segments that do not meet the quantitative and qualitative criteria of a reportable segment as defined under ASC Topic 280 – Segment Reporting.
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
Supply Chain Solutions
Supply Chain Solutions includes our Forwarding, Logistics, Coyote, Marken, UPS Mail Innovations and other businesses. Our Forwarding, Logistics and UPS Mail Innovations units provide services in more than 200 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, distribution and post-sales services, mail and consulting services. Coyote offers truckload brokerage services primarily in the United States. Marken is a global provider of supply chain solutions to the healthcare and life sciences industry, specializing in clinical trials logistics. Other businesses within this segment include The UPS Store, UPS Capital and Roadie. This segment also included UPS Freight prior to its divestiture, details of which are set out in note 4.
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income (expense) and other, interest expense and income tax expense. Certain expenses are allocated between the segments using activity-based costing methods as described in Part I, "Item 7. Supplemental Information - Items Affecting Comparability" section of Management's Discussion and Analysis. As we operate an integrated, global multimodal network, we evaluate many of our capital expenditure decisions at a network level. Accordingly, expenditures on property, plant and equipment by segment are not presented. Unallocated assets are comprised primarily of cash and marketable securities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the years ended December 31, 2021, 2020 and 2019 is as follows (in millions):

	2021	2020	2019
Revenue:
U.S. Domestic Package	$60,317	$53,499	$46,493
International Package	19,541	15,945	14,220
Supply Chain Solutions	17,429	15,184	13,381
Consolidated revenue	$97,287	$84,628	$74,094
Operating Profit:
U.S. Domestic Package	$6,436	$3,891	$4,164
International Package	4,646	3,436	2,657
Supply Chain Solutions	1,728	357	977
Consolidated operating profit	$12,810	$7,684	$7,798
Assets:
U.S. Domestic Package	$35,746	$35,067	$32,795
International Package	17,225	15,717	14,044
Supply Chain Solutions	9,556	9,041	9,045
Unallocated	6,878	2,583	1,973
Consolidated assets	$69,405	$62,408	$57,857
Depreciation and Amortization Expense:
U.S. Domestic Package	$2,058	$1,805	$1,520
International Package	685	597	547
Supply Chain Solutions	210	296	293
Consolidated depreciation and amortization expense	$2,953	$2,698	$2,360
Revenue by product type for the years ended December 31, 2021, 2020 and 2019 is as follows (in millions):

	2021	2020	2019
U.S. Domestic Package:
Next Day Air	$10,009	$8,522	$8,479
Deferred	5,846	5,665	5,180
Ground	44,462	39,312	32,834
Total U.S. Domestic Package	60,317	53,499	46,493
International Package:
Domestic	3,690	3,160	2,836
Export	15,012	12,159	10,837
Cargo	839	626	547
Total International Package	19,541	15,945	14,220
Supply Chain Solutions:
Forwarding	9,872	6,975	5,867
Logistics	4,767	4,073	3,435
Freight	1,064	3,149	3,265
Other	1,726	987	814
Total Supply Chain Solutions	17,429	15,184	13,381
Consolidated revenue	$97,287	$84,628	$74,094

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic information for the years ended December 31, 2021, 2020 and 2019 is as follows (in millions):

	2021	2020	2019
United States:
Revenue	$74,376	$66,580	$58,699
Long-lived assets	$29,609	$28,354	$27,976
International:
Revenue	$22,911	$18,048	$15,395
Long-lived assets	$11,098	$10,213	$9,567
Consolidated:
Revenue	$97,287	$84,628	$74,094
Long-lived assets	$40,707	$38,567	$37,543
Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill and intangible assets.
No countries outside of the United States provided 10% or more of consolidated revenue for the years ended December 31, 2021, 2020 or 2019. For the years ended December 31, 2021, 2020 and 2019, Amazon.com, Inc. and its affiliates ("Amazon") represented 11.7%, 13.3% and 11.6% of our consolidated revenues, respectively. Substantially all of this revenue was attributed to U.S. Domestic Package. Amazon accounted for approximately 15.5%, 18.1% and 16.9% of accounts receivable, net, included within the consolidated balance sheets as of December 31, 2021, 2020 and 2019, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES
The income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 consists of the following (in millions):

	2021	2020	2019
Current:
U.S. Federal	$1,388	$839	$570
U.S. State and Local	194	100	183
Non-U.S.	478	420	359
Total Current	2,060	1,359	1,112
Deferred:
U.S. Federal	1,311	(725)	255
U.S. State and Local	273	(159)	(93)
Non-U.S.	61	26	(62)
Total Deferred	1,645	(858)	100
Total Income Tax Expense	$3,705	$501	$1,212
Income before income taxes includes the following components (in millions):

	2021	2020	2019
United States	$14,220	$(39)	$3,972
Non-U.S.	2,375	1,883	1,680
Total Income Before Income Taxes:	$16,595	$1,844	$5,652
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2021, 2020 and 2019 consists of the following:

	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes (net of federal benefit) (1)	2.2	(2.6)	1.4
Non-U.S. tax rate differential	—	1.6	0.3
U.S. federal tax credits	(0.4)	(3.6)	(1.4)
Goodwill and other asset impairments	—	5.1	—
Net uncertain tax positions	0.6	3.6	0.1
Non-U.S. valuation allowance release	—	—	(1.2)
Other	(1.1)	2.1	1.2
Effective income tax rate	22.3%	27.2%	21.4%
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
Our effective tax rate was 22.3% in 2021, compared with 27.2% in 2020 and 21.4% in 2019, primarily due to the effects of the aforementioned recurring factors and the following discrete tax items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2021 Discrete Items
We recognized an income tax expense of $784 million related to a pre-tax mark-to-market gain of $3.3 billion on our pension and U.S. postretirement defined benefit plans. This income tax expense was generated at a higher average tax rate than the 2021 U.S. federal statutory tax rate because it included the effect of U.S. state and local and foreign taxes.
We recorded pre-tax transformation strategy costs of $380 million during the year ended December 31, 2021. As a result, we recorded an additional income tax benefit of $95 million. This income tax benefit was generated at a higher average tax rate than the 2021 U.S. federal statutory tax rate due to the effect of U.S. state and local and foreign taxes.
We recorded a pre-tax gain of $46 million during the year ended December 31, 2021 related to the divestiture of UPS Freight. As a result, we recorded an additional income tax expense of $11 million. This income tax expense was generated at a higher average tax rate than the 2021 U.S. federal statutory tax rate due to the effect of U.S. state and local taxes.
The recognition of excess tax benefits and deficiencies related to share-based compensation in income tax expense resulted in a net tax benefit of $105 million and reduced our effective tax rate by 0.6% during the year ended December 31, 2021.
2020 Discrete Items
In the fourth quarter of 2020, we recognized an income tax benefit of $1.6 billion related to pre-tax mark-to-market losses of $6.5 billion on our pension and U.S. postretirement defined benefit plans. This income tax benefit was generated at a higher average tax rate than the 2020 U.S. federal statutory tax rate because it included the effect of U.S. state and local and foreign taxes.
We recorded pre-tax transformation strategy costs of $348 million during the year ended December 31, 2020. As a result, we recorded an additional income tax benefit of $83 million. This income tax benefit was generated at a higher average tax rate than the 2020 U.S. federal statutory tax rate due to the effect of U.S. state and local and foreign taxes.
We recorded pre-tax goodwill and other asset impairment charges of $686 million during the year ended December 31, 2020. As a result, we recorded an additional income tax benefit of $57 million. This income tax benefit was generated at a lower average tax rate than the U.S. federal statutory tax rate due to the portion of the costs related to goodwill impairment, which is not deductible for tax purposes.
The recognition of excess tax benefits and deficiencies related to share-based compensation in income tax expense resulted in a net tax benefit of $28 million and reduced our effective tax rate by 1.5% during the year ended December 31, 2020.
Our 2020 effective tax rate was also unfavorably impacted by new uncertain tax positions.
2019 Discrete Items
In the fourth quarter of 2019, we recognized an income tax benefit of $571 million related to pre-tax mark-to-market losses of $2.4 billion on our pension and U.S. postretirement defined benefit plans. This income tax benefit was generated at a higher average tax rate than the 2019 U.S. federal statutory tax rate because it included the effect of U.S. state and local and foreign taxes.
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
Other Items
Beginning in 2012, we were granted a tax incentive for certain of our non-U.S. operations, which was effective through December 31, 2021. The tax incentive was conditioned upon our meeting specific employment and investment thresholds. The impact of this tax incentive decreased non-U.S. tax expense by $61, $35 and $27 million (increased diluted earnings per share by $0.07, $0.04 and $0.03) for 2021, 2020 and 2019, respectively.
Deferred income tax assets and liabilities are comprised of the following as of December 31, 2021 and 2020 (in millions):

	2021	2020
Fixed assets and capitalized software	$(5,808)	$(5,355)
Operating lease right-of-use assets	(839)	(730)
Other	(593)	(501)
Deferred tax liabilities	(7,240)	(6,586)

Pension and postretirement benefits	1,620	3,994
Loss and credit carryforwards	342	325
Insurance reserves	587	535
Stock compensation	219	183
Accrued employee compensation	453	583
Operating lease liabilities	874	736
Other	318	357
Deferred tax assets	4,413	6,713
Deferred tax assets valuation allowance	(122)	(88)
Deferred tax asset (net of valuation allowance)	4,291	6,625

Net deferred tax asset (liability)	$(2,949)	$39

Amounts recognized in the consolidated balance sheets:
Deferred tax assets	$176	$527
Deferred tax liabilities	(3,125)	(488)
Net deferred tax asset (liability)	$(2,949)	$39
The valuation allowance changed by $34, $34 and $(58) million during the years ended December 31, 2021, 2020 and 2019, respectively.
We have a U.S. federal capital loss carryforward of $185 million as of December 31, 2021, $18 million of which expires on December 31, 2025 and the remainder of which expires on December 31, 2026.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, we have U.S. state and local operating loss and credit carryforwards as follows (in millions):

	2021	2020
U.S. state and local operating loss carryforwards	$924	$1,253
U.S. state and local credit carryforwards	$90	$108
The U.S. state and local operating loss carryforwards and credits can be carried forward for periods ranging from one year to indefinitely. We also have non-U.S. loss carryforwards of $674 million as of December 31, 2021, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain U.S. federal, state and non-U.S. carryforwards and outside basis differences due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions and other limitations.
Undistributed earnings and profits ("E&P") of our foreign subsidiaries amounted to $5.4 billion as of December 31, 2021. Currently, $834 million of the undistributed E&P of our foreign subsidiaries is considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. state and local taxes and withholding taxes payable in various jurisdictions. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation.
In December 2017, the United States enacted into law the Tax Act, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. We elected to pay the tax over eight years based on an installment schedule outlined in the Tax Act. The remaining liability of $123 million, to be paid between 2023 and 2025, is reflected as a non-current liability on the balance sheet.
The following table summarizes the activity related to our uncertain tax positions (in millions):

	Tax	Interest	Penalties
Balance as of January 1, 2019	$167	$44	$5
Additions for tax positions of the current year	6	—	—
Additions for tax positions of prior years	51	13	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(45)	(4)	(1)
Settlements during the period	(3)	(1)	—
Lapses of applicable statute of limitations	(4)	—	—
Balance as of December 31, 2019	172	52	4
Additions for tax positions of the current year	61	—	—
Additions for tax positions of prior years	154	34	2
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(54)	(24)	(2)
Settlements during the period	—	(1)	—
Lapses of applicable statute of limitations	—	—	—
Balance as of December 31, 2020	333	61	4
Additions for tax positions of the current year	85	—	—
Additions for tax positions of prior years	107	23	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(42)	(4)	(2)
Settlements during the period	(3)	(2)	—
Lapses of applicable statute of limitations	—	—	—
Balance as of December 31, 2021	$480	$78	$2

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total amount of gross uncertain tax positions as of December 31, 2021, 2020 and 2019 that, if recognized, would affect the effective tax rate was $479, $332 and $171 million, respectively. Our continuing policy is to recognize interest and penalties associated with income tax matters as a component of income tax expense.
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
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	2021	2020	2019
Numerator:
Net income attributable to common shareowners	$12,890	$1,343	$4,440
Denominator:
Weighted-average shares	869	862	859
Deferred compensation obligations	—	—	—
Vested portion of restricted shares	5	5	5
Denominator for basic earnings per share	874	867	864
Effect of Dilutive Securities:
Restricted performance units	3	4	5
Stock options	1	—	—
Denominator for diluted earnings per share	878	871	869
Basic Earnings Per Share	$14.75	$1.55	$5.14
Diluted Earnings Per Share	$14.68	$1.54	$5.11
Diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 exclude the effect of 0.1, 0.6 and 0.5 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
As of December 31, 2021 and 2020, we held cash collateral of $260 and $146 million, respectively, under these agreements. This collateral is included in Cash and cash equivalents in the consolidated balance sheets and its use by UPS is not restricted. As of December 31, 2021, no collateral was required to be posted with our counterparties. As of December 31, 2020, we were required to post $158 million with our counterparties.
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
As of December 31, 2021, there were no instruments in a net liability position that were not covered by the zero threshold bilateral collateral provisions.
Types of Hedges
Commodity Risk Management
Currently, the fuel surcharges that we apply to our domestic and international package are the primary means of reducing the risk of adverse fuel price changes on our business. In order to mitigate the impact of fuel surcharges imposed on us by outside carriers, we regularly adjust the rates we charge for our freight brokerage services.
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
We hedge our net investment in certain foreign operations with foreign currency denominated debt instruments. The use of foreign denominated debt as the hedging instrument allows the debt to be remeasured to foreign currency translation adjustment within other comprehensive income to offset the translation risk from those investments. Balances in the cumulative translation adjustment accounts remain until the sale or substantially complete liquidation of the foreign entity, upon which they are recognized as a component of Investment income (expense) and other.
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
We have designated and account for the majority of our interest rate swaps that convert fixed-rate interest payments into floating-rate interest payments as fair value hedges of the associated debt instruments. Therefore, the gains and losses resulting from fair value adjustments to the interest rate swaps and fair value adjustments to the associated debt instruments are recorded to interest expense in the period in which the gains and losses occur. We have designated and account for interest rate swaps that convert floating-rate interest payments into fixed-rate interest payments as cash flow hedges of the forecasted payment obligations. The gains and losses resulting from fair value adjustments to these interest rate swaps are recorded to other comprehensive income.
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
Outstanding Positions
The notional amounts of our outstanding derivative positions as of December 31, 2021 and 2020 were as follows (in millions):

		2021	2020
Currency hedges:
Euro	EUR	4,257	4,197
British Pound Sterling	GBP	1,402	1,400
Canadian Dollar	CAD	1,633	1,576
Hong Kong Dollar	HKD	4,033	3,717

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	1,000	3,250
Floating to Fixed Interest Rate Swaps	USD	28	778
As of December 31, 2021 and 2020, we had no outstanding commodity hedge positions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our fixed to floating interest rate swaps are designated as a fair value hedge of our 2.450% fixed rate notes that mature in October 2022. These instruments utilize LIBOR as the reference rate to determine the floating interest rate to be paid. As these instruments will settle before the applicable U.S. Dollar LIBOR rate ceases to be published in June 2023, we have not evaluated the application of ASC Topic 848 to these instruments.
Balance Sheet Recognition
The following table indicates the location in the consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in the consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in the consolidated balance sheets had we elected to apply the right of offset as of December 31, 2021 and December 31, 2020 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		2021	2020	2021	2020
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$100	$56	$82	$45
Interest rate contracts	Other current assets	Level 2	11	2	11	2
Foreign currency exchange contracts	Other non-current assets	Level 2	123	35	90	4
Interest rate contracts	Other non-current assets	Level 2	—	29	—	26
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	2	4	2	4
Total Asset Derivatives			$236	$126	$185	$81

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		2021	2020	2021	2020
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$19	$34	$1	$23
Foreign currency exchange contracts	Other non-current liabilities	Level 2	33	142	—	111
Interest rate contracts	Other non-current liabilities	Level 2	10	13	10	10
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	—	2	—	2
Interest rate contracts	Other current liabilities	Level 2	—	1	—	1
Total Liability Derivatives			$62	$192	$11	$147
Our foreign currency exchange rate, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2. As of December 31, 2021 and 2020 we did not have any derivatives that were classified as Level 1 (valued using quoted prices in active markets for identical assets) or Level 3 (valued using significant unobservable inputs).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of December 31, 2021 and 2020 (in millions):

	2021		2020
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
Long-Term Debt and Finance Leases	$1,290	$16	$2,816	$42
The cumulative amount of fair value hedging losses remaining for any hedged assets and liabilities for which hedge accounting has been discontinued as of December 31, 2021 is $5 million. These amounts will be recognized over the next 8 years.
Income Statement and AOCI Recognition
The following table indicates the amount of gains and (losses) that have been recognized in the statements of consolidated income for fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the years ended December 31, 2021 and 2020 (in millions):

	2021			2020
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$20	$—	$—	$(8)	$—
Derivatives designated as hedging instruments	—	(20)	—	—	8	—
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(11)	—	—	(8)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	83	—	—	196	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$83	$(11)	$—	$196	$(8)	$—
The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the years ended December 31, 2021 and 2020 for those derivatives designated as cash flow hedges (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	December 31, 2021	December 31, 2020
Interest rate contracts	$2	$—
Foreign currency exchange contracts	341	(253)
Total	$343	$(253)
As of December 31, 2021, there were $70 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12 month period ending December 31, 2022. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 10 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains and (losses) that have been recognized in AOCI within foreign currency translation adjustment for the years ended December 31, 2021 and 2020 for those instruments designated as net investment hedges (in millions):

Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2021	2020
Foreign denominated debt	$225	$(265)
Total	$225	$(265)
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
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the years ended December 31, 2021 and 2020 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2021	2020
Interest rate contracts	Interest expense	$—	$(9)
Foreign currency exchange contracts	Investment income and other	(28)	27
Total		$(28)	$18

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. TRANSFORMATION STRATEGY COSTS
In 2018, we launched a multi-year, enterprise-wide transformation strategy impacting our organization. The program includes investments, as well as changes in processes and technology, that impact global direct and indirect operating costs.
The table below presents the transformation strategy costs for the years ended December 31, 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Compensation and benefits	$206	$211	$166
Total other expenses	174	137	89
Total Transformation Strategy Costs	$380	$348	$255

Income Tax Benefit from Transformation Strategy Costs	(95)	(83)	(59)
After-Tax Transformation Strategy Costs	$285	$265	$196
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. SUBSEQUENT EVENTS
On February 17, 2022, we announced the Canada Small Package Retirement Plan will cease accruals of additional benefits for future service and compensation for participants effective December 31, 2023. Upon adoption of the plan amendments, the elimination of defined benefit accruals for all current employees will trigger a pension curtailment event and the plan assets and pension benefit obligation will be remeasured.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures:
As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting:
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that more of our employees are working remotely during the ongoing COVID-19 pandemic. We have enhanced our oversight and monitoring during the closing and reporting processes and we continue to monitor and assess the effects of remote work on our internal controls to minimize the impact on their design and operating effectiveness.
Management’s Report on Internal Control Over Financial Reporting:
UPS management is responsible for establishing and maintaining adequate internal control over financial reporting for United Parcel Service, Inc. and its subsidiaries (the “Company”). Based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed our internal control over financial reporting as effective as of December 31, 2021. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2021 and the related statements of consolidated income, consolidated comprehensive income and consolidated cash flows for the year ended December 31, 2021, has issued an attestation report on our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of
United Parcel Service, Inc.
Atlanta, Georgia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of United Parcel Service, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 21, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 21, 2022

Item 9B.Other Information
The Company maintains robust economic sanctions compliance procedures designed to promote compliance with applicable sanctions laws. However, it is possible that the Company may inadvertently engage in dealings that require disclosure under Section 13(r).
On April 15, 2021, the Treasury Department’s Office of Foreign Assets Control (“OFAC”) designated Pozitiv Teknolodzhiz, AO (“PT”), a Russian IT security company, on the List of Specially Designated Nationals and Blocked Persons (“SDN List”). Since that date, the Company has identified 23 shipments involving PT that it has carried. Total revenue and profit from these transactions was approximately $572.81 and $156.55, respectively.
In addition, on July 2, 2021, the Company inadvertently carried one shipment involving SHIBA, an Iranian flagged container vessel designated on the SDN List, which requires disclosure under Section 13(r). Revenue and profit from this transaction was approximately $28.63 and $7.80, respectively.
UPS has implemented additional screening measures designed to better identify potential shipments to or from these entities.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
Carol B.Tomé Chief Executive Officer	65	Chief Executive Officer (2020 - present), Chief Financial Officer, The Home Depot, Inc. (2001 - 2019).
Norman M. Brothers, Jr. Executive Vice President; Chief Legal and Compliance Officer and Corporate Secretary	54	Chief Legal and Compliance Officer and Corporate Secretary (2020 - present), Senior Vice President, General Counsel and Corporate Secretary (2016 - 2020), Corporate Legal Department Manager (2014 - 2016).
Nando Cesarone Executive Vice President; President, U.S. Operations	50	President, U.S. Operations (2020 - present), President, UPS International (2018 - 2020), Europe Region Manager (2016 - 2018), Asia Pacific Region Manager (2013 - 2016).
Darrell Ford Executive Vice President; Chief Human Resources Officer	57	Chief Human Resources Officer (2021 - present), Chief Human Resources Officer, DuPont (2018 - 2020), Chief Human Resources Officer, Xerox Corporation (2015 - 2018).
Philippe Gilbert Executive Vice President; President, UPS Supply Chain Solutions	57	President, UPS Supply Chain Solutions (2019 - present), Regional CEO, Americas, DB Schenker Logistics (2015 - 2018), Regional CEO, West Europe, DB Schenker Logistics (2013 - 2015).
Kate M. Gutmann Executive Vice President; Chief Sales and Solutions Officer and Executive Vice President, UPS Global Healthcare	53	Chief Sales and Solutions Officer, Executive VP, UPS Global Healthcare (2020 - present), Chief Sales and Solutions Officer; Senior Vice President The UPS Store and UPS Capital (2017 - 2019) Senior Vice President, Worldwide Sales and Solutions (2014 - 2017).
Laura Lane Executive Vice President; Chief Corporate Affairs, Communications and Sustainability Officer	55	Chief Corporate Affairs, Communications and Sustainability Officer (2020 - present), Chief Corporate Affairs and Communications Officer (August 2020 - October 2020), President, Global Public Affairs (2011 - 2020).
Brian Newman Executive Vice President; Chief Financial Officer	53	Chief Financial Officer (2021 - present), Chief Financial Officer and Treasurer (2019 - 2021), Executive Vice President, Finance and Operations, Latin America, PepsiCo, Inc. (2017 - 2019), Executive Vice President, Global Operations, PepsiCo, Inc. (2015 - 2017), Global Head of e-Commerce, PepsiCo, Inc. (2014 - 2015).
Juan R. Perez Executive Vice President; Chief Information and Engineering Officer	55	Chief Information and Engineering Officer (2017 - present), Chief Information Officer (2016 - 2017), Vice President, Information Services (2011 - 2016).
Scott A. Price Executive Vice President; President, UPS International	60	President, UPS International (2020 - present), Chief Strategy and Transformation Officer (2017 - 2020), Executive Vice President of Global Leverage, Walmart International, Walmart Stores, Inc. (2017), Chief Administrative Officer and Executive Vice President, Walmart International, Walmart Stores Inc. (2016 - 2017), Chief Executive Officer and President of Walmart Asia Pte. Ltd. (2014 - 2016).
Charlene Thomas Executive Vice President; Chief Diversity, Equity and Inclusion Officer	54	Chief Diversity, Equity and Inclusion Officer (2021 - present), Chief Human Resources Officer (2019 - 2020), President, Human Capital Transformation (March 2019 - July 2019), West Region Manager (2018 - 2019), North Atlantic District Manager (2018 - 2018), Mid-South District Manager (2016-2018), West-OPS Package Operations Manager (March 2016 - August 2016), U.S. Operations Training Staff Manager (2015 - 2016).
Kevin Warren Executive Vice President; Chief Marketing Officer	59	Chief Marketing Officer (2018 - present), Executive Vice President and Chief Commercial Officer, Xerox Corp. (2017 - 2018), President, Commercial Business Group, Xerox Corp. (2016 - 2017), President, Industrial, Retail and Hospitality Business Group, Xerox Corp. (2015 - 2016), President of Strategic Growth Initiatives, Xerox Corp. (2014 - 2015).

Information about our directors will be presented under the caption “Our Board of Directors" in our definitive proxy statement for our meeting of shareowners to be held on May 5, 2022 (the “Proxy Statement”) and is incorporated herein by reference.
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
See Item 15(a) 3 above.
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

4.7	—	Second Supplemental Indenture dated as of May 18, 2017 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on May 18, 2017).

4.8	—	Form of 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on January 15, 2008).

4.9	—	Form of 4.875% Senior Notes due November 15, 2040 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 12, 2010).

4.10	—	Form of 2.450% Senior Notes due October 1, 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on September 27, 2012).

4.11	—	Form of 3.625% Senior Notes due October 1, 2042 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on September 27, 2012).

4.12	—	Form of Floating Rate Senior Notes due December 15, 2064 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on December 15, 2014).

4.13	—	Form of Floating Rate Senior Notes due September 15, 2065 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on September 17, 2015).

4.14	—	Form of 1.625% Senior Notes due November 15, 2025 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 20, 2015).

4.15	—	Form of Floating Rate Senior Notes due March 15, 2066 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on April 1, 2016).

4.16	—	Form of 2.40% Senior Notes Due November 2026 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on October 25, 2016).

4.17	—	Form of 3.40% Senior Notes Due November 2046 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on October 25, 2016).

4.18	—	Form of 1.00% Senior Notes Due November 2028 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on October 25, 2016).

4.19	—	Form of Floating Rate Senior Notes due March 15, 2067 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 31, 2017).

4.20	—	Form of Floating Rate Senior Notes due May 16, 2022 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on May 16, 2017).

4.21	—	Form of 2.350% Senior Notes due May 16, 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on May 16, 2017).

4.22	—	Form of 2.125% Senior Notes due May 21, 2024 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on May 18, 2017).

4.23	—	Form of 0.375% Senior Notes due November 15, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on November 13, 2017).

4.24	—	Form of 1.500% Senior Notes due November 15, 2032 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 13, 2017).

4.25	—	Form of Floating Rate Senior Notes due April 1, 2023 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 14, 2017).

4.26	—	Form of 2.500% Senior Notes due April 1, 2023 (incorporated by reference to Exhibit 4.4 to Form 8-K, filed on November 14, 2017).

4.27	—	Form of 2.800% Senior Notes due November 15, 2024 (incorporated by reference to Exhibit 4.5 to Form 8-K, filed on November 14, 2017).

4.28	—	Form of 3.050% Senior Notes due November 15, 2027 (incorporated by reference to Exhibit 4.6 to Form 8-K, filed on November 14, 2017).

4.29	—	Form of 3.750% Senior Notes due November 15, 2047 (incorporated by reference to Exhibit 4.7 to Form 8-K, filed on November 14, 2017).

4.30	—	Form of Floating Rate Senior Notes due November 15, 2067 (incorporated by reference to Exhibit 4.8 to Form 8-K, filed on November 14, 2017).

4.31	—	Form of 3.400% Senior Notes due March 15, 2029 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 15, 2019).

4.32	—	Form of 4.250% Senior Notes due March 15, 2049 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on March 15, 2019).

4.33	—	Form of 2.200% Senior Notes due September 1, 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 16, 2019).

4.34	—	Form of 2.500% Senior Notes due September 1, 2029 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on August 16, 2019).

4.35	—	Form of 3.400% Senior Notes due September 1, 2049 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on August 16, 2019).

4.36	—	Form of 3.900% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 25, 2020).

4.37	—	Form of 4.450% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 25, 2020).

4.38	—	Form of 5.200% Senior Notes due 2040 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 25, 2020).

4.39	—	Form of 5.300% Senior Notes due 2050 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on March 25, 2020).

4.40	—	Description of Securities (incorporated by reference to Exhibit 4.42 to Form 10-K for the year ended December 31, 2020).

10.1	—	UPS Retirement Plan Amendment and Restatement Effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 2014).*

10.1(a)	—	Amendment No. 1 to UPS Retirement Plan, as Amended and Restated, effective as of June 30, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2016).*

10.1(b)	—	Amendment Four to the Amended and Restated UPS Retirement Plan effective June 23, 2017 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on June 27, 2017).*

10.2	—	UPS 401(k) Savings Plan, Amendment and Restatement effective as of January 1, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 27, 2017).*

10.3	—	UPS Restoration Savings Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed on June 27, 2017).*

10.4	—	Amendment One to the Amended and Restated UPS Excess Coordinating Benefit Plan effective June 23, 2017 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed on June 27, 2017).*

10.4(a)	—	UPS Excess Coordinating Benefit Plan, as Amended and Restated, effective as of January 1, 2012 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2012).*

10.5	—	United Parcel Service, Inc. 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement, filed on March 12, 2012).*

10.5(a)	—	Form of Long-Term Incentive Performance Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).*

10.5(b)	—	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).*

10.5(c)	—	UPS Stock Option Program Terms and Conditions effective as of January 1, 2012 (incorporated by reference to Exhibit 10.7(4) to the Form 10-K for the year ended December 31, 2011).*

10.5(d)	—	UPS Long-Term Incentive Performance Program Terms and Conditions effective as of January 1, 2012 (incorporated by reference to Exhibit 10.7(5) to the Form 10-K for the year ended December 31, 2011).*

10.6	—	Form of UPS Deferred Compensation Plan as Amended and Restated effective January 1, 2012 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2018).*

10.6(a)	—	Amendment No. 1 to Amended and Restated UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.7(1) to the Form 10-K for the year ended December 31, 2012).*

10.7	—	2015 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement filed on March 24, 2015).*

10.8	—	2018 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement filed on March 16, 2018).*

10.8(a)	—	UPS Management Incentive Program Amended and Restated Terms and Conditions effective November 8, 2018 (incorporated by reference to Exhibit 10.8(a) to Form 10-K for the year ended December 31, 2018).*

10.8(b)	—	UPS Stock Option Program Amended and Restated Terms and Conditions effective November 8, 2018 (incorporated by reference to Exhibit 10.8(b) to Form 10-K for the year ended December 31, 2018).*

10.8(c)	—
UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions effective as of November 8, 2018 (incorporated by reference to Exhibit 10.8(c) to Form 10-K for the year ended December 31, 2018).*

10.9	—	Form of Protective Covenant Agreement between the Company and Scott Price (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2018).*

10.10	—	Form of Protective Covenant Agreement between the Company and Kevin Warren (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2018).*

10.11	—	Employment offer letter agreement between the Company and Brian Newman, dated August 7, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 13, 2019).*

10.12	—	Protective Covenant Agreement between the Company and Brian Newman, dated August 7, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 13, 2019).*

10.13	—
UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions effective as of February 13, 2020 (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2019). *.

10.14	—	Employment offer letter agreement between UPS and Carol B Tomé, dated March 11, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 13, 2020).*

10.15	—	Protective Covenant Agreement between UPS and Carol Tomé, dated March 11, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 13, 2020).*

10.16	—
Form of Protective Covenant Agreement between UPS and each of Nando Cesarone, Kate Gutmann and Juan Perez (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2020).*

10.17	—	Retention Arrangement Letter between UPS and Nando Cesarone, dated April 15, 2020 (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2020).*

10.18	—	Retention Arrangement Letter between UPS and Kate Gutmann, dated April 15, 2020 (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2020).*

10.19	—	Retention Arrangement Letter between UPS and Juan Perez, dated April 14, 2020 (incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended December 31, 2020).*

10.20	—
UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions effective as of March 25, 2021 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2021).*

10.21		United Parcel Service, Inc. 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the definitive proxy statement on Schedule 14A filed March 29, 2021).*

21	—	Subsidiaries.

23	—	Consent of Deloitte & Touche LLP.

31.1	—	Certificate of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certificate of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in iXBRL (included as Exhibit 101).
__________________________

(1)	Filed in paper format.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United Parcel Service, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(REGISTRANT)

By:	/S/ CAROL B. TOMÉ
Carol B. Tomé
Chief Executive Officer (Principal Executive Officer)
Date: February 21, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CAROL B. TOMÉ	Chief Executive Officer	February 21, 2022
Carol B. Tomé	(Principal Executive Officer)

/S/ BRIAN O. NEWMAN	Executive Vice President and Chief Financial Officer	February 21, 2022
Brian O. Newman	(Principal Financial and Accounting Officer)

/S/ RODNEY C. ADKINS	Director	February 21, 2022
Rodney C. Adkins

/S/ EVA C. BORATTO	Director	February 21, 2022
Eva C. Boratto

/S/ MICHAEL J. BURNS	Director	February 21, 2022
Michael J. Burns

/S/ WAYNE M. HEWETT	Director	February 21, 2022
Wayne M. Hewett

/S/ ANGELA HWANG	Director	February 21, 2022
Angela Hwang

/S/ KATE E. JOHNSON	Director	February 21, 2022
Kate E. Johnson

/S/ WILLIAM R. JOHNSON	Director	February 21, 2022
William R. Johnson

/S/ ANN M. LIVERMORE	Director	February 21, 2022
Ann M. Livermore

/S/ FRANCK J. MOISON	Director	February 21, 2022
Franck J. Moison

/S/ CHRISTIANA SMITH SHI	Director	February 21, 2022
Christiana Smith Shi

/S/ RUSSELL STOKES	Director	February 21, 2022
Russell Stokes

/S/ KEVIN M. WARSH	Director	February 21, 2022
Kevin M. Warsh