Form 10-Q
period 2022-03-31
UNITED PARCEL SERVICE INC
filed 2022-05-04
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 139,328,843 Class A shares, and 734,437,505 Class B shares, with a par value of $0.01 per share, outstanding at April 22, 2022.

PART I. FINANCIAL INFORMATION

Cautionary Statement About Forward-Looking Statements
This report, our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the Securities and Exchange Commission contain and in the future may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements other than those of current or historical fact, and all statements accompanied by terms such as “will,” “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan” and similar terms, are intended to be forward-looking statements. Forward-looking statements are made subject to the safe harbor provisions of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties, include, but are not limited to: continued uncertainties related to the impact of the COVID-19 pandemic on our business and operations, financial performance and liquidity, our customers and suppliers, and on the global economy; changes in general economic conditions, in the United States (U.S.) or internationally; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; changes in the regulatory environment in the U.S. or internationally; increased or more complex physical or data security requirements; legal, regulatory or market responses to global climate change; results of negotiations and ratifications of labor contracts; strikes, work stoppages or slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; our ability to maintain our brand image; our ability to attract and retain qualified employees; breaches in data security; disruptions to the Internet or our technology infrastructure; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; potential additional U.S. or international tax liabilities; potential claims or litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, dispositions, joint ventures or strategic alliances; our ability to realize the anticipated benefits from our transformation initiatives; cyclical and seasonal fluctuations in our operating results; our ability to manage insurance and claims expenses; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2021, this report and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2022 (unaudited) and December 31, 2021 (in millions)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$12,208	$10,255
Marketable securities	337	338
Accounts receivable	11,335	12,669
Less: Allowance for credit losses	(136)	(128)
Accounts receivable, net	11,199	12,541
Other current assets	1,857	1,800
Total Current Assets	25,601	24,934
Property, Plant and Equipment, Net	33,595	33,475
Operating Lease Right-Of-Use Assets	3,481	3,562
Goodwill	3,668	3,692
Intangible Assets, Net	2,465	2,486
Investments and Restricted Cash	22	26
Deferred Income Tax Assets	173	176
Other Non-Current Assets	1,108	1,054
Total Assets	$70,113	$69,405
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$2,141	$2,131
Current maturities of operating leases	579	580
Accounts payable	7,036	7,523
Accrued wages and withholdings	3,418	3,819
Self-insurance reserves	1,025	1,048
Accrued group welfare and retirement plan contributions	922	1,038
Other current liabilities	1,721	1,430
Total Current Liabilities	16,842	17,569
Long-Term Debt and Finance Leases	19,740	19,784
Non-Current Operating Leases	2,970	3,033
Pension and Postretirement Benefit Obligations	8,203	8,047
Deferred Income Tax Liabilities	3,356	3,125
Other Non-Current Liabilities	3,568	3,578
Shareowners’ Equity:
Class A common stock (140 and 138 shares issued in 2022 and 2021)	2	2
Class B common stock (734 and 732 shares issued in 2022 and 2021)	7	7
Additional paid-in capital	1,231	1,343
Retained earnings	17,433	16,179
Accumulated other comprehensive loss	(3,257)	(3,278)
Deferred compensation obligations	12	16
Less: Treasury stock (0.3 shares in both 2022 and 2021)	(12)	(16)
Total Equity for Controlling Interests	15,416	14,253
Noncontrolling interests	18	16
Total Shareowners’ Equity	15,434	14,269
Total Liabilities and Shareowners’ Equity	$70,113	$69,405

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$24,378	$22,908
Operating Expenses:
Compensation and benefits	11,616	11,483
Repairs and maintenance	626	619
Depreciation and amortization	764	722
Purchased transportation	4,600	4,243
Fuel	1,220	807
Other occupancy	491	466
Other expenses	1,810	1,803
Total Operating Expenses	21,127	20,143
Operating Profit	3,251	2,765
Other Income and (Expense):
Investment income and other	315	3,616
Interest expense	(174)	(177)
Total Other Income and (Expense)	141	3,439
Income Before Income Taxes	3,392	6,204
Income Tax Expense	730	1,412
Net Income	$2,662	$4,792
Basic Earnings Per Share	$3.05	$5.50
Diluted Earnings Per Share	$3.03	$5.47

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net Income	$2,662	$4,792
Change in foreign currency translation adjustment, net of tax	(40)	(82)
Change in unrealized gain (loss) on marketable securities, net of tax	(6)	(4)
Change in unrealized gain (loss) on cash flow hedges, net of tax	43	114
Change in unrecognized pension and postretirement benefit costs, net of tax	24	2,426
Comprehensive Income (Loss)	$2,683	$7,246

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$2,662	$4,792
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	764	722
Pension and postretirement benefit (income) expense	201	(3,024)
Pension and postretirement benefit contributions	(45)	(215)
Self-insurance reserves	(45)	4
Deferred tax (benefit) expense	209	942
Stock compensation expense	386	315
Other (gains) losses	44	57
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,227	435
Other assets	7	363
Accounts payable	(743)	(261)
Accrued wages and withholdings	(343)	199
Other liabilities	173	180
Other operating activities	(17)	22
Net cash from operating activities	4,480	4,531
Cash Flows From Investing Activities:
Capital expenditures	(548)	(834)
Proceeds from disposal of businesses, property, plant and equipment	—	10
Purchases of marketable securities	(68)	(78)
Sales and maturities of marketable securities	60	134
Net change in finance receivables	5	11
Cash paid for business acquisitions, net of cash and cash equivalents acquired	1	(3)
Other investing activities	(22)	(6)
Net cash used in investing activities	(572)	(766)
Cash Flows From Financing Activities:
Net change in short-term debt	—	697
Proceeds from long-term borrowings	—	—
Repayments of long-term borrowings	(18)	(1,528)
Purchases of common stock	(254)	—
Issuances of common stock	67	78
Dividends	(1,284)	(858)
Other financing activities	(481)	(334)
Net cash used in financing activities	(1,970)	(1,945)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	15	1
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,953	1,821
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	10,255	5,910
End of period	$12,208	$7,731

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying interim unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2022 and our results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results reported in these interim unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The interim unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of March 31, 2022 and December 31, 2021. The fair values of our investment securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short- and long-term debt in note 9 and our derivative instruments in note 15. We apply a fair value hierarchy (Levels 1, 2 and 3) when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3). We utilized Level 1 inputs in the fair value hierarchy to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
Accounting pronouncements adopted during the periods covered by the unaudited, consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows. For accounting standards adopted in the period ended March 31, 2021, refer to note 1 to our audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued before, but not effective until after, March 31, 2022, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. REVENUE RECOGNITION
Revenue Recognition
Substantially all of our revenues are from contracts associated with the pickup, transportation and delivery of packages and freight (“transportation services”) domestically or internationally. These services may be carried out by or arranged by us, and generally occur over a short period of time. Additionally, we provide value-added logistics services to customers, both domestically and internationally, through our global network of company-owned and leased distribution centers and field stocking locations.
Disaggregation of Revenue

	Three Months Ended March 31,
	2022	2021
Revenue:
Next Day Air	$2,594	$2,331
Deferred	1,420	1,260
Ground	11,110	10,419
U.S. Domestic Package	15,124	14,010

Domestic	851	928
Export	3,778	3,493
Cargo & Other	247	186
International Package	4,876	4,607

Forwarding	2,589	2,072
Logistics	1,251	1,104
Freight	—	767
Other	538	348
Supply Chain Solutions	4,378	4,291

Consolidated revenue	$24,378	$22,908
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
Our allowance for credit losses as of March 31, 2022 and December 31, 2021 was $136 and $128 million, respectively. Amounts for credit losses charged to expense, before recoveries, during the three months ended March 31, 2022 and 2021 were $54 and $41 million, respectively.
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
Contract assets related to in-transit packages were $336 and $304 million as of March 31, 2022 and December 31, 2021, respectively, net of deferred revenue related to in-transit packages of $359 and $314 million as of March 31, 2022 and December 31, 2021, respectively. Contract assets are included within Other current assets in the consolidated balance sheets. Short-term contract liabilities related to advance payments from customers were $10 and $27 million as of March 31, 2022 and December 31, 2021, respectively. Short-term contract liabilities are included within Other current liabilities in the consolidated balance sheets. Long-term contract liabilities related to advance payments from customers were $26 and $25 million as of March 31, 2022 and December 31, 2021, respectively. Long-term contract liabilities are included within Other Non-Current Liabilities in the consolidated balance sheets.

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
Based on the date of Compensation Committee approval of the 2021 MIP award, we determined the award measurement dates to be February 9, 2022 (for U.S.-based employees and executive management) and March 21, 2022 (for international employees). The RPUs issued under the MIP were valued for stock compensation expense purposes using the closing New York Stock Exchange ("NYSE") prices of $225.07 and $218.56 on those dates.
Long-Term Incentive Performance Award Program ("LTIP")
RPUs issued under the LTIP vest at the end of a three-year performance period, assuming continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The actual number of RPUs earned is based on achievement of the performance targets established on the grant date.
The performance targets are equally weighted between adjusted earnings per share and adjusted cumulative free cash flow. The actual number of RPUs earned is subject to adjustment based on total shareholder return relative to the Standard & Poors 500 Index ("S&P 500"). We determine the grant date fair value of the RPUs using a Monte Carlo model and recognize compensation expense (less estimated forfeitures) ratably over the vesting period, based on the number of awards expected to be earned.
Based on the date of Compensation Committee approval of the 2022 LTIP award performance targets, we determined March 23, 2022 to be the award measurement date and the target RPUs awarded were valued at $230.67.

The weighted-average assumptions used and the weighted-average fair values of the LTIP awards granted in 2022 and 2021 are as follows:

	2022	2021
Risk-free interest rate	2.29%	0.19%
Expected volatility	31.90%	30.70%
Weighted-average fair value of RPUs granted	$230.67	$168.05
Share payout	107.50%	102.39%
There is no expected dividend yield as units earn dividend equivalents.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Non-Qualified Stock Options
We grant non-qualified stock options to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards vest over a five-year period with approximately 20% of the award vesting at each anniversary of the grant date (except in the case of death, disability or retirement, in which case immediate vesting occurs). The option grants expire 10 years after the date of the grant. In the first quarter of 2022, we granted 0.1 million stock options at an exercise price of $214.58, which was the NYSE closing price on the date of grant.
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used and the weighted-average fair values of options granted in 2022 and 2021 are as follows:

	2022	2021
Expected dividend yield	2.35%	3.31%
Risk-free interest rate	2.39%	0.84%
Expected life (in years)	7.5	7.5
Expected volatility	25.04%	23.15%
Weighted-average fair value of options granted	$48.45	$23.71
Pre-tax compensation expense for share-based awards recognized in Compensation and benefits on the statements of consolidated income for the three months ended March 31, 2022 and 2021 was $386 and $315 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of March 31, 2022 and December 31, 2021 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2022:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	203	—	(4)	199
Mortgage and asset-backed debt securities	6	—	—	6
Corporate debt securities	125	—	(3)	122
U.S. state and local municipal debt securities	5	—	—	5
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	342	—	(7)	335

Total current marketable securities	$344	$—	$(7)	$337

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2021:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	199	2	(1)	200
Mortgage and asset-backed debt securities	7	—	—	7
Corporate debt securities	121	—	—	121
U.S. state and local municipal debt securities	5	—	—	5
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	335	2	(1)	336

Total current marketable securities	$337	$2	$(1)	$338
Investment Impairments
We have concluded that no material impairment losses existed as of March 31, 2022. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturity Information
The amortized cost and estimated fair value of marketable securities as of March 31, 2022 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$34	$34
Due after one year through three years	307	300
Due after three years through five years	1	1
Due after five years	—	—
	342	335
Equity securities	2	2
	$344	$337
Non-Current Investments and Restricted Cash
We hold an investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. The investment had a fair market value of $21 million and $23 million as of March 31, 2022 and December 31, 2021, respectively. Changes in fair value are recognized in Investment income and other in the statements of consolidated income. Additionally, we held cash in escrow related to the acquisition and disposition of certain assets of $1 million and $3 million as of March 31, 2022 and December 31, 2021, respectively. These amounts are classified as Investments and Restricted Cash in the consolidated balance sheets.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions):

	March 31, 2022	December 31, 2021	March 31, 2021
Cash and cash equivalents	$12,208	$10,255	$7,731
Restricted cash	—	—	—
Total cash, cash equivalents and restricted cash	$12,208	$10,255	7,731
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
March 31, 2022:
Marketable Securities:
U.S. government and agency debt securities	$199	$—	$—	$199
Mortgage and asset-backed debt securities	—	6	—	6
Corporate debt securities	—	122	—	122
U.S. state and local municipal debt securities	—	5	—	5
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	3	—	3
Total marketable securities	199	138	—	337
Other non-current investments	21	—	—	21
Total	$220	$138	$—	$358

December 31, 2021:
Marketable Securities:
U.S. government and agency debt securities	$200	$—	$—	$200
Mortgage and asset-backed debt securities	—	7	—	7
Corporate debt securities	—	121	—	121
U.S. state and local municipal debt securities	—	5	—	5
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	3	—	3
Total marketable securities	200	138	—	338
Other non-current investments	23	—	—	23
Total	$223	$138	$—	$361
There were no transfers of investments between Level 1 and Level 2 during the three months ended March 31, 2022 or 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2022 and December 31, 2021 consisted of the following (in millions):

	2022	2021
Vehicles	$10,083	$10,018
Aircraft	22,286	21,973
Land	2,135	2,140
Buildings	5,865	5,802
Building and leasehold improvements	5,004	5,010
Plant equipment	15,715	15,650
Technology equipment	2,848	2,798
Construction-in-progress	1,474	1,418
	65,410	64,809
Less: Accumulated depreciation and amortization	(31,815)	(31,334)
Property, Plant and Equipment, Net	$33,595	$33,475
Property, plant and equipment purchased on account was $511 and $248 million as of March 31, 2022 and December 31, 2021, respectively.
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aviation fuel prices and other factors. Additionally, we monitor all other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. There were no impairment charges during the three months ended March 31, 2022. We recorded impairment charges of $24 million during the three months ended March 31, 2021, due to the reevaluation of certain facility projects.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit (income) cost for our company-sponsored pension and postretirement benefit plans for the three months ended March 31, 2022 and 2021 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2022	2021	2022	2021	2022	2021
Three Months Ended March 31:
Service cost	$506	$553	$8	$7	$18	$19
Interest cost	488	488	20	19	12	10
Expected return on assets	(820)	(846)	(1)	(2)	(20)	(17)
Amortization of prior service cost	23	33	—	2	—	—
Actuarial (gain) loss	—	(3,290)	—	—	—	—
Settlement and curtailment (gain) loss	—	—	—	—	(33)	—
Net periodic benefit (income) cost	$197	$(3,062)	$27	$26	$(23)	$12

The components of net periodic benefit (income) cost other than current service cost are presented within Investment income and other in the statements of consolidated income.
During the first quarter of 2022, we amended the UPS Canada Ltd. Retirement Plan to cease future benefit accruals effective December 31, 2023. We remeasured plan assets and pension benefit obligations for this plan as of March 31, 2022, resulting in a curtailment gain of $33 million ($24 million after-tax). The gain is included in Investment income and other in the statements of consolidated income for the quarter ended March 31, 2022.
During the first three months of 2022, we contributed $31 and $14 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We expect to contribute approximately $2.0 billion and $264 million over the remainder of the year to our pension and U.S. postretirement medical benefit plans, respectively.
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
As of March 31, 2022 and December 31, 2021, we had $828 and $830 million, respectively, recorded in Other Non-Current Liabilities on our consolidated balance sheets and $8 million as of March 31, 2022 and December 31, 2021, recorded in Other current liabilities on our consolidated balance sheets associated with our previous withdrawal from the New England Teamsters and Trucking Industry Pension Fund. This liability is payable in equal monthly installments over a remaining term of approximately 41 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of March 31, 2022 and December 31, 2021 was $849 and $963 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
UPS was a contributing employer to the Central States Pension Fund (“CSPF”) until 2007 at which time UPS withdrew from the CSPF and paid a $6.1 billion withdrawal liability to satisfy our allocable share of unfunded vested benefits. Under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), UPS agreed to provide coordinating benefits in the UPS/IBT Full Time Employee Pension Plan (“UPS/IBT Plan”) for UPS participants whose last employer was UPS and who had not retired as of January 1, 2008 (“the UPS Transfer Group”) in the event that benefits are lawfully reduced by the CSPF in the future consistent with the terms of our withdrawal agreement with the CSPF. Under this withdrawal agreement, benefits to the UPS Transfer Group cannot be reduced without our consent and can only be reduced in accordance with applicable law. The financial crisis of 2008 created extensive asset losses at the CSPF, contributing to the plan’s projected insolvency, at which time benefits would be reduced to the legally permitted Pension Benefit Guaranty Corporation ("PBGC") limits, triggering the coordination of benefits provision in the collective bargaining agreement.

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
In March 2021, the American Rescue Plan Act (“ARPA”) was enacted into law. The ARPA contains provisions that allow for qualifying financially distressed multiemployer pension plans to apply for special financial assistance ("SFA") from the PBGC, which will be funded by Treasury. Following approval of an application, a qualifying multiemployer pension plan will receive a lump sum payment to enable it to continue paying unreduced benefits through 2051. The multiemployer plan is not obligated to repay the SFA. The ARPA is intended to prevent both the PBGC and certain financially distressed multiemployer pension plans, including the CSPF, from becoming insolvent through 2051. On July 9, 2021, the PBGC issued interim final regulations implementing the SFA program established under the ARPA. On April 28, 2022, the CSPF submitted an application to the PBGC for SFA. The PBGC has up to 120 days from the date of submission to review the application.
The passage of the ARPA and the expected receipt of SFA by the CSPF currently suspends our obligation to provide additional coordinating benefits to the UPS Transfer Group through 2051. These matters also triggered a plan remeasurement under ASC 715. Accordingly, we remeasured the plan assets and pension benefit obligation of the UPS/IBT Plan as of March 31, 2021 resulting in an actuarial gain of $6.4 billion, reflecting a reduction of the liability for coordinating benefits of $5.1 billion and a gain from other updated actuarial assumptions of $1.3 billion.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of March 31, 2022 and December 31, 2021 (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
December 31, 2021:	$847	$403	$2,442	$3,692
Acquired	—	—	—	—
Currency / Other	—	(7)	(17)	(24)
March 31, 2022:	$847	$396	$2,425	$3,668
The change in goodwill for both International Package and Supply Chain Solutions was primarily due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
The following is a summary of intangible assets as of March 31, 2022 and December 31, 2021 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2022:
Capitalized software	$4,950	$(3,315)	$1,635
Licenses	43	(18)	25
Franchise rights	118	(37)	81
Customer relationships	727	(423)	304
Trade name	67	(3)	64
Trademarks, patents and other	157	(5)	152
Amortizable intangible assets	$6,062	$(3,801)	$2,261
Indefinite-lived intangible assets	204	—	204
Total Intangible Assets, Net	$6,266	$(3,801)	$2,465
December 31, 2021:
Capitalized software	$4,910	$(3,275)	$1,635
Licenses	58	(27)	31
Franchise rights	119	(37)	82
Customer relationships	733	(408)	325
Trade name	67	(1)	66
Trademarks, patents and other	158	(15)	143
Amortizable intangible assets	$6,045	$(3,763)	$2,282
Indefinite-lived intangible assets	204	—	204
Total Intangible Assets, Net	$6,249	$(3,763)	$2,486
As of March 31, 2022, we had a trade name with a carrying value of $200 million and licenses with a current carrying value of $4 million, which are deemed to be indefinite-lived intangible assets and are included in the table above. Our annual impairment testing of these assets indicated that the fair value of the trade name, which is associated with our truckload brokerage business, remained greater than its carrying value as of our July 1 testing date, although this excess was less than 10 percent. There were no events or changes in circumstances during the first quarter of 2022 that would indicate the carrying amount of our indefinite-lived intangible assets may be impaired as of the date of this report.
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. There were no impairment charges for finite-lived intangible assets during the three months ended March 31, 2022. We recorded $6 million in impairment charges for finite-lived intangible assets during the three months ended March 31, 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of March 31, 2022 and December 31, 2021 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2022	2021
Commercial paper	$—		$—	$—

Fixed-rate senior notes:
2.450% senior notes	1,000	2022	1,002	1,010
2.350% senior notes	600	2022	600	600
2.500% senior notes	1,000	2023	999	998
2.800% senior notes	500	2024	498	498
2.200% senior notes	400	2024	399	399
3.900% senior notes	1,000	2025	996	996
2.400% senior notes	500	2026	499	498
3.050% senior notes	1,000	2027	994	994
3.400% senior notes	750	2029	746	746
2.500% senior notes	400	2029	397	397
4.450% senior notes	750	2030	744	744
6.200% senior notes	1,500	2038	1,484	1,484
5.200% senior notes	500	2040	494	494
4.875% senior notes	500	2040	491	491
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	492	492
3.750% senior notes	1,150	2047	1,137	1,137
4.250% senior notes	750	2049	743	743
3.400% senior notes	700	2049	688	688
5.300% senior notes	1,250	2050	1,231	1,231
Floating-rate senior notes:
Floating-rate senior notes	400	2022	400	400
Floating-rate senior notes	500	2023	500	500
Floating-rate senior notes	1,039	2049-2067	1,027	1,027
Debentures:
7.620% debentures	276	2030	280	280
Pound Sterling Notes:
5.500% notes	87	2031	86	89
5.125% notes	596	2050	566	583
Euro Senior Notes:
0.375% senior notes	776	2023	774	791
1.625% senior notes	776	2025	773	791
1.000% senior notes	554	2028	551	564
1.500% senior notes	554	2032	551	564
Canadian senior notes:
2.125% senior notes	601	2024	600	585
Finance lease obligations	448	2022-2062	448	408
Facility notes and bonds	320	2029-2045	320	320
Other debt	3	2022-2025	3	5
Total debt	$22,055		21,881	21,915
Less: current maturities			(2,141)	(2,131)
Long-term debt			$19,740	$19,784

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. As of March 31, 2022, we had no outstanding balances under our commercial paper programs.
Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term liabilities on our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.
Reference Rate Reform
Our floating-rate senior notes with maturities ranging from 2049 through 2067 bear interest at rates that reference the London Interbank Offer Rate ("LIBOR") for U.S. Dollars. As part of a broader program of reference rate reform, it is expected that U.S. Dollar LIBOR rates will cease to be published after June 2023. We are currently working to transition these notes to an alternative reference rate, and we anticipate that the Secured Overnight Financing Rate ("SOFR") will be adopted in accordance with recommendations of the Alternative Reference Rates Committee.
Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion, and expires on December 6, 2022. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of March 31, 2022 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, may be used at our discretion.
The second agreement provides revolving credit facilities of $2.0 billion, and expires on December 7, 2026. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of March 31, 2022 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.
If the credit ratings established by Standard & Poors and Moody's differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate. There were no amounts outstanding under these facilities as of March 31, 2022.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2022, and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2022, 10% of net tangible assets was equivalent to $4.7 billion and we had no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $23.3 and $25.1 billion as of March 31, 2022 and December 31, 2021, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. For these leases, we use an estimate of our incremental borrowing rate to discount lease payments based on information available at lease commencement. The incremental borrowing rate is derived using multiple inputs including our credit rating, the impact of full collateralization, lease term and denominated currency. The remaining lease terms vary from 1 month to 138 years.
Aircraft
In addition to the aircraft that we own, we have leases for 317 aircraft. Of these leased aircraft, 21 are classified as finance leases, 18 are classified as operating leases and the remaining 278 are classified as short-term leases. A majority of the obligations associated with the aircraft classified as finance leases have been legally defeased. A majority of our long-term aircraft operating leases are operated by a third party to handle package and cargo volume in geographic regions where, due to government regulations, we are restricted from operating an airline.
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
The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows (in millions):

	2022	2021
Operating lease costs	$183	$175
Finance lease costs:
Amortization of assets	28	23
Interest on lease liabilities	4	4
Total finance lease costs	32	27
Variable lease costs	68	65
Short-term lease costs	302	279
Total lease costs	$585	$546
In addition to the lease costs disclosed in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. There were no impairments recognized during the three months ended March 31, 2022 and 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental information related to leases and location within our consolidated balance sheets are as follows (in millions, except lease term and discount rate):

	March 31, 2022	December 31, 2021
Operating Leases:
Operating lease right-of-use assets	$3,481	$3,562

Current maturities of operating leases	$579	$580
Non-current operating leases	2,970	3,033
Total operating lease obligations	$3,549	$3,613

Finance Leases:
Property, plant and equipment, net	$1,134	$1,225

Current maturities of long-term debt, commercial paper and finance leases	$140	$129
Long-term debt and finance leases	308	279
Total finance lease obligations	$448	$408

Weighted average remaining lease term (in years):
Operating leases	11.5	11.7
Finance leases	7.6	8.0

Weighted average discount rate:
Operating leases	1.95%	1.94%
Finance leases	2.71%	2.79%

Supplemental cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$176	$171
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	18	13

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$119	$174
Finance leases	59	23

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease obligations as of March 31, 2022 are as follows (in millions):

	Finance Leases	Operating Leases
2022	$137	$478
2023	76	595
2024	52	497
2025	39	441
2026	33	395
Thereafter	197	1,663
Total lease payments	534	4,069
Less: Imputed interest	(86)	(520)
Total lease obligations	448	3,549
Less: Current obligations	(140)	(579)
Long-term lease obligations	$308	$2,970
As of March 31, 2022, we had $347 million of additional leases which had not commenced. These leases will commence between 2022 and 2023 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. LEGAL PROCEEDINGS AND CONTINGENCIES
We are involved in a number of judicial proceedings and other matters arising from the conduct of our business.
Although there can be no assurances as to the ultimate outcome, we have generally denied, or believe we have meritorious defenses and will deny, liability in all pending matters, including (except as otherwise noted herein) the matters described below, and we intend to vigorously defend each matter. We accrue amounts associated with legal proceedings when and to the extent a loss becomes probable and can be reasonably estimated. The actual costs of resolving legal proceedings may be substantially higher or lower than the amounts accrued on those claims.
For matters as to which we are not able to estimate a possible loss or range of losses, we are not able to determine whether any such loss will have a material impact on our operations or financial condition. For these matters, we have described the reasons that we are unable to estimate a possible loss or range of losses.
Judicial Proceedings
We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. At this time, we do not believe that any loss associated with any such matter will have a material impact on our operations or financial condition. One of these matters, Hughes v. UPS Supply Chain Solutions, Inc. and United Parcel Service, Inc. had previously been certified as a class action in Kentucky state court. In the second quarter of 2019, the court granted our motion for judgment on the pleadings related to the wage-and-hour claims. The plaintiffs' appeal of this decision was denied; however, in the second quarter of 2022 the plaintiffs were granted discretionary review of these claims by the Kentucky Supreme Court.
Other Matters
In October 2015, the Department of Justice ("DOJ") informed us of an industry-wide inquiry into the transportation of mail under the United States Postal Service International Commercial Air contracts. We cooperated with the DOJ in connection with its inquiry and, in the first quarter of 2022, resolved this matter for an immaterial amount.
In August 2016, Spain’s National Markets and Competition Commission ("CNMC") announced an investigation into 10 companies in the commercial delivery and parcel industry, including UPS, related to alleged nonaggression agreements to allocate customers. In May 2017, we received a Statement of Objections issued by the CNMC. In July 2017, we received a Proposed Decision from the CNMC. On March 8, 2018, the CNMC adopted a final decision, finding an infringement and imposing an immaterial fine on UPS. We appealed the decision and, in September 2018, obtained a suspension of the implementation of the decision (including payment of the fine). The appeal is pending. We do not believe that any loss from this matter would have a material impact on our operations or financial condition. We are vigorously defending ourselves and believe that we have a number of meritorious legal defenses. There are also unresolved questions of law and fact that could be important to the ultimate resolution of this matter.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Minority Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of March 31, 2022, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of March 31, 2022, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interests accounts for the three months ended March 31, 2022 and 2021 (in millions, except per share amounts):

	2022		2021
	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of period	138	$2	147	$2
Common stock purchases	—		—	—
Stock award plans	4		4	—
Common stock issuances	1		1	—
Conversions of class A to class B common stock	(3)		(4)	—
Class A shares outstanding at end of period	140	$2	148	$2
Class B Common Stock:
Balance at beginning of period	732	$7	718	$7
Common stock purchases	(1)		—	—
Conversions of class A to class B common stock	3		4	—
Class B shares outstanding at end of period	734	$7	722	$7
Additional Paid-In Capital:
Balance at beginning of period		$1,343		$865
Common stock purchases		(260)		—
Stock award plans		(35)		30
Common stock issuances		183		154
Balance at end of period		$1,231		$1,049
Retained Earnings:
Balance at beginning of period		$16,179		$6,896
Net income attributable to controlling interests		2,662		4,792
Dividends ($1.52 and $1.02 per share) (1)		(1,406)		(938)
Other		(2)		(2)
Balance at end of period		$17,433		$10,748
Non-Controlling Interests:
Balance at beginning of period		$16		$12
Change in non-controlling interest		2		—
Balance at end of period		$18		$12
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $122 and $80 million as of March 31, 2022 and 2021, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In August 2021, the Board of Directors approved a share repurchase authorization for $5.0 billion of class A and class B common stock. During the first quarter of 2022, we repurchased 1.2 million shares of class B common stock for $260 million under this program ($254 million in repurchases is reported on the statement of consolidated cash flows due to the timing of settlements). As of March 31, 2022, we had $4.2 billion of our share repurchase authorization available. We anticipate our share repurchases will be approximately $2.0 billion for all of 2022.
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
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in accumulated other comprehensive income for the three months ended March 31, 2022 and 2021 was as follows (in millions):

Three Months Ended March 31:	2022	2021
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,162)	$(981)
Translation adjustment (net of tax effect of $0 and $30)	(40)	(82)
Balance at end of period	(1,202)	(1,063)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(1)	6
Current period changes in fair value (net of tax effect of $(2) and $0)	(6)	(1)
Reclassification to earnings (net of tax effect of $0 and $0)	—	(3)
Balance at end of period	(7)	2
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(17)	(223)
Current period changes in fair value (net of tax effect of $23 and $39)	72	124
Reclassification to earnings (net of tax effect of $(9) and $(3))	(29)	(10)
Balance at end of period	26	(109)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(2,098)	(5,915)
Net actuarial gain (loss) resulting from remeasurements of plan assets and liabilities (net of tax effect of $11 and $1,544)	31	4,901
Reclassification to earnings (net of tax effect of $(3) and $(780))	(7)	(2,475)
Balance at end of period	(2,074)	(3,489)
Accumulated other comprehensive income (loss) at end of period	$(3,257)	$(4,659)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three months ended March 31, 2022 and 2021 is as follows (in millions):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
Three Months Ended March 31:	2022	2021
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	$—	$3	Investment income and other
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	3	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(3)	(2)	Interest expense
Foreign currency exchange contracts	41	15	Revenue
Income tax (expense) benefit	(9)	(3)	Income tax expense
Impact on net income	29	10	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(23)	(35)	Investment income and other
Remeasurement of benefit obligation	—	3,290	Investment income and other
Curtailment of benefit obligation	33	—	Investment income and other
Income tax (expense) benefit	(3)	(780)	Income tax expense
Impact on net income	7	2,475	Net income
Total amount reclassified for the period	$36	$2,488	Net income
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
Activity in the deferred compensation program for the three months ended March 31, 2022 and 2021 was as follows (in millions):

	2022		2021
Three Months Ended March 31:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$16		$20
Reinvested dividends		—		—
Benefit payments		(4)		(5)
Balance at end of period		$12		$15
Treasury Stock:
Balance at beginning of period	—	$(16)	—	$(20)
Reinvested dividends	—	—	—	—
Benefit payments	—	4	—	5
Balance at end of period	—	$(12)	—	$(15)

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
International Package
International Package operations include delivery to more than 220 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or destination outside the United States. Our
International Package reporting segment includes our operations in Europe, Asia, Americas and Indian Sub-Continent, Middle East and Africa.
Supply Chain Solutions
Supply Chain Solutions includes our Forwarding, Logistics, Coyote, Marken, UPS Mail Innovations and other businesses. Our Forwarding, Logistics and UPS Mail Innovations units provide services in more than 200 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, distribution and post-sales services, mail and consulting services. Coyote offers truckload brokerage services primarily in the United States. Marken is a global provider of supply chain solutions to the healthcare and life sciences industry, specializing in clinical trials logistics. Other businesses within this segment include The UPS Store, UPS Capital and Roadie. UPS Freight was included within this segment until its divestiture in the second quarter of 2021.
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income and other, interest expense and income tax expense. Certain expenses are allocated between the segments using activity-based costing methods that require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates would directly impact the expense allocated to each segment, and therefore the operating profit of each reporting segment. We periodically refine our allocation methodologies to reflect changes in our business.
Results of operations for the three months ended March 31, 2022 and 2021 are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Revenue:
U.S. Domestic Package	$15,124	$14,010
International Package	4,876	4,607
Supply Chain Solutions	4,378	4,291
Consolidated revenue	$24,378	$22,908
Operating Profit:
U.S. Domestic Package	$1,662	$1,359
International Package	1,116	1,085
Supply Chain Solutions	473	321
Consolidated operating profit	$3,251	$2,765

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to common shareowners	$2,662	$4,792
Denominator:
Weighted average shares	871	867
Vested portion of restricted units	3	5
Denominator for basic earnings per share	874	872
Effect of dilutive securities:
Restricted units	4	3
Stock options	1	1
Denominator for diluted earnings per share	879	876
Basic earnings per share	$3.05	$5.50
Diluted earnings per share	$3.03	$5.47
Diluted earnings per share for the three months ended March 31, 2022 and 2021 excluded the effect of 0.1 and 0.2 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would have been antidilutive.

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
 As of March 31, 2022 and December 31, 2021, we had agreements with all of our active counterparties (covering all of our derivative positions) which contained early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties.
As of March 31, 2022 and December 31, 2021, we held cash collateral of $253 and $260 million, respectively, under these agreements. This collateral is included in Cash and cash equivalents in the consolidated balance sheets and our use of it is not restricted. As of March 31, 2022, we were required to post $2 million of cash collateral with our counterparties. As of December 31, 2021, no collateral was required to be posted with our counterparties.
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
Outstanding Positions
As of March 31, 2022 and December 31, 2021, the notional amounts of our outstanding derivative positions were as follows (in millions):

		March 31, 2022	December 31, 2021
Currency hedges:
Euro	EUR	4,215	4,257
British Pound Sterling	GBP	1,394	1,402
Canadian Dollar	CAD	1,672	1,633
Hong Kong Dollar	HKD	4,286	4,033

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	1,000	1,000
Floating to Fixed Interest Rate Swaps	USD	28	28
As of March 31, 2022 and December 31, 2021, we had no outstanding commodity hedge positions.
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
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in the consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in the consolidated balance sheets had we elected to apply the right of offset as of March 31, 2022 and December 31, 2021 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$128	$100	$109	$82
Interest rate contracts	Other current assets	Level 2	3	11	3	11
Foreign currency exchange contracts	Other non-current assets	Level 2	148	123	114	90
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	1	2	1	2
Total Asset Derivatives			$280	$236	$227	$185

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$19	$19	$—	$1
Foreign currency exchange contracts	Other non-current liabilities	Level 2	34	33	—	—
Interest rate contracts	Other non-current liabilities	Level 2	8	10	8	10
Total Liability Derivatives			$61	$62	$8	$11
Our foreign currency exchange, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2. As of March 31, 2022 and December 31, 2021 we did not have any derivatives that were classified as Level 1 or Level 3 within the fair value hierarchy.
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of March 31, 2022 and December 31, 2021 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	March 31, 2022	March 31, 2022	December 31, 2021	December 31, 2021
Long-term debt and finance leases	$1,282	$8	$1,290	$16
The cumulative amount of fair value hedging losses remaining for any hedged assets and liabilities for which hedge accounting has been discontinued as of March 31, 2022 is $5 million. These amounts will be recognized over the next 8 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Income Statement and AOCI Recognition
The following table indicates the amount of gains and (losses) that have been recognized in the statements of consolidated income for fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022			2021
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$8	$—	$—	$6	$—
Derivatives designated as hedging instruments	—	(8)	—	—	(6)	—
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(3)	—	—	(2)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	41	—	—	15	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$41	$(3)	$—	$15	$(2)	$—
The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the three months ended March 31, 2022 and 2021 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended March 31:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2022	2021
Interest rate contracts	$3	$3
Foreign currency exchange contracts	92	160
Total	$95	$163

As of March 31, 2022, there were $99 million of unrealized pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12 month period ending March 31, 2023. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 10 years.
The following table indicates the amount of gains and (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three months ended March 31, 2022 and 2021 for those instruments designated as net investment hedges (in millions):

Three Months Ended March 31:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2022	2021
Foreign denominated debt	$46	$124
Total	$46	$124

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Additionally, we maintain foreign currency exchange forward contracts that are not designated as hedges. The foreign currency exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement and settlement risk for certain assets and liabilities in our consolidated balance sheets.
We also periodically terminate foreign currency exchange forward contracts by entering into offsetting foreign currency exchange positions with different counterparties. As part of this process, we de-designate our original foreign currency exchange contracts. These transactions provide an economic offset that effectively eliminates the effects of changes in market valuation.
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of these foreign currency exchange forward contracts not designated as hedges for the three months ended March 31, 2022 and 2021 (in millions):

Three Months Ended March 31:
Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2022	2021
Foreign currency exchange contracts	Investment income and other	$(28)	$(6)
Total		$(28)	$(6)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. INCOME TAXES
Our effective tax rate for the three months ended March 31, 2022 was approximately 21.5% compared with 22.8% in the same period of 2021. The recognition in income tax of excess tax benefits related to share-based compensation reduced our effective rate by 2.4% for the quarter compared to 1.1% in the same period of 2021. Other items that impacted our effective tax rate in the first quarter of 2022 compared to 2021 included unfavorable changes in uncertain tax positions and favorable changes in our jurisdictional earnings mix.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, we have recognized liabilities for uncertain tax positions and we reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months, however, an estimate of the range of reasonably possible outcomes cannot be made. Items that may cause changes to unrecognized tax benefits include the timing of interest deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of statutes of limitations or other unforeseen circumstances.
In the first quarter of 2022, we recognized an immaterial income tax expense related to a pre-tax curtailment gain of $33 million on the UPS Canada Ltd. Retirement Plan. This income tax expense was generated at a higher average tax rate than the U.S. federal statutory tax rate because it included the effect of foreign taxes.
In the first quarter of 2021, we recognized an income tax expense of $788 million related to a pre-tax mark-to-market gain of $3.3 billion on the UPS/IBT Full-Time Employee Pension Plan. This income tax expense was generated at a higher average tax rate than the U.S. federal statutory tax rate because it included the effect of U.S. state and local taxes.
As discussed in note 17, we recognized pre-tax transformation strategy costs of $55 million in the first quarter of 2022 compared to $118 million in the same period of 2021. As a result, we recorded an income tax benefit of $12 million in the first quarter compared to $28 million in the same period of 2021. The income tax benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate primarily due to the effect of U.S. state and local taxes and foreign taxes. The 2021 benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate primarily due to the effect of U.S. state and local taxes and foreign taxes.
We recorded a pre-tax valuation allowance against assets held for sale of $66 million during the first quarter of 2021, resulting in an additional income tax benefit of $16 million. This income tax benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate due to the effect of U.S. state and local taxes.
Beginning in 2012, we were granted a tax incentive for certain of our non-U.S. operations, which was effective through December 31, 2021. During the first quarter of 2022, the tax incentive was renegotiated and extended. The tax incentive is conditioned upon our meeting specific employment and investment thresholds, which we expect to meet. The impact of the tax incentive did not significantly change our effective tax rate for the first quarter of 2022 compared to the first quarter of 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. TRANSFORMATION STRATEGY COSTS
In 2018, we launched a multi-year, enterprise-wide transformation strategy impacting our organization. The program includes investments, as well as changes in processes and technology, that impact global direct and indirect operating costs.
The table below presents transformation strategy costs for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Transformation Strategy Costs:
Compensation and benefits	$33	$76
Total other expenses	22	42
Total Transformation Strategy Costs	$55	$118

Income Tax Benefit from Transformation Strategy Costs	(12)	(28)
After Tax Transformation Strategy Costs	$43	$90
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
During the first quarter, we continued executing our Customer First, People Led, Innovation Driven strategy to realize further improvements in revenue quality, reductions in our cost to serve and growth in operating profit. Within the Customer First component of our strategy, we are continuing to leverage technology to make it faster and easier for small- and medium-sized businesses (SMBs) to ship with us, including first-quarter expansion of our Digital Access Program within the U.S. and internationally. Through our People Led strategic focus, we also realigned our executive leadership team to better serve our customers. Under Innovation Driven, we continued to deploy additional automation to increase productivity, including the introduction of smart facility technology. We also transitioned the two data centers which drive our global integrated network to renewable energy sources during the quarter.
During the first quarter, several factors contributed to a challenging operating environment, which is expected to persist, including global inflation, a surge in energy prices and upstream supply chain disruption. Additionally, the COVID-19 pandemic resulted in, and is expected to continue to result in, disruptions to our business, particularly in parts of Asia. In the first quarter, this drove a reduction in the number of flights we operated within the region relative to our expectations and negatively impacted demand for our services. Following Russia's invasion of Ukraine in February, we suspended all commercial operations in these countries, as well as in Belarus. Although these operations represent less than 1% of our consolidated revenues and the direct financial impact is not material to our business, we continue to monitor the evolving impact of the conflict on the broader economy. As a result of the aforementioned factors, we expect to continue to face certain pressures throughout the remainder of 2022.
In our U.S. Domestic Package reportable segment, volume decreased in the first quarter, driven by declines in residential volume. These declines were driven by a shift towards spending on services and a return to in-store shopping, as well as the impact of fiscal stimulus in the first quarter of 2021 that drove a surge in online consumer spending that did not repeat this year. Successful execution of our strategy resulted in growth in revenue per piece, which more than offset the impact of volume declines for the quarter.
Our International Package reportable segment was also impacted by the external factors discussed above, as well as lower e-commerce spending relative to the first quarter of 2021 when COVID-19 restrictions were in place in a number of countries, which resulted in a decrease in volume. This was offset by revenue per piece growth, driven by our continued focus on revenue quality as well as pricing changes which included fuel surcharge impacts. The growth in revenue per piece resulted in an increase in operating profit for the quarter.
Within Supply Chain Solutions, revenue growth was impacted by the second quarter 2021 divestiture of UPS Freight. Operating profit and operating margin increased, as global market demand continued to outpace supply in our international air and ocean freight forwarding businesses. Our truckload brokerage business benefited from revenue quality initiatives and growth remained strong in our healthcare operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Highlights of our consolidated results, which are discussed in more detail below, include:

	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenue (in millions)	$24,378	$22,908	$1,470	6.4%
Operating Expenses (in millions)	21,127	20,143	984	4.9%
Operating Profit (in millions)	$3,251	$2,765	$486	17.6%
Operating Margin	13.3%	12.1%
Net Income (in millions)	$2,662	$4,792	$(2,130)	(44.4)%
Basic Earnings Per Share	$3.05	$5.50	$(2.45)	(44.5)%
Diluted Earnings Per Share	$3.03	$5.47	$(2.44)	(44.6)%

Operating Days	64	63
Average Daily Package Volume (in thousands)	23,278	24,145		(3.6)%
Average Revenue Per Piece	$13.26	$12.12	$1.14	9.4%
•Revenue increased in all segments, driven by strong growth in small package revenue per piece and the impact of an additional operating day.
•Average daily package volume decreased in the first quarter, primarily due to business-to-consumer volume declines.
•Operating expenses increased, driven by fuel and third-party transportation costs.
•Operating profit increased in all segments and operating margin increased in U.S. Domestic and Supply Chain Solutions.
•We reported net income of $2.7 billion and diluted earnings per share of $3.03 for the quarter. Adjusted diluted earnings per share was $3.05 for the quarter after adjusting for the after-tax impacts of:
◦transformation strategy costs of $43 million or $0.05 per diluted share; partially offset by
◦a defined benefit plan curtailment gain of $24 million or $0.03 per diluted share.
In the U.S. Domestic Package segment, revenue and revenue per piece increased, primarily due to fuel surcharges and base rate increases as well as favorable shifts in customer and product mix. Expense increased due to higher compensation and benefit costs and higher fuel prices.
The International Package segment experienced revenue and revenue per piece growth, primarily due to fuel surcharges and pricing structure changes, coupled with favorable shifts in customer and product mix. Expense increases were primarily driven by higher jet fuel prices.
In Supply Chain Solutions, revenue growth was driven by Forwarding and Logistics. Forwarding revenue growth was driven by market price increases, while Logistics continued to experience strong growth from healthcare operations. Expense decreased slightly in the first quarter, as higher transportation costs in Forwarding and Logistics were offset by a reduction in operating expenses due to the second quarter 2021 divestiture of UPS Freight.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supplemental Information - Items Affecting Comparability
We supplement the reporting of our financial information determined under generally accepted accounting principles in the United States ("GAAP") with certain non-GAAP financial measures. These include: "adjusted" compensation and benefits; operating expenses; operating profit; operating margin; other income and (expense); income before income taxes; income tax expense; effective tax rate; net income; and earnings per share. Adjusted financial measures may exclude the impact of period over period exchange rate changes and hedging activities, defined benefit plan gains and losses, transformation and other charges, goodwill and asset impairment charges, and divestitures, as described below.
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
Adjusted amounts reflect the following (in millions):

	Three Months Ended March 31,
Non-GAAP Adjustments	2022	2021
Operating Expenses:
Transformation Strategy Costs	$55	$118
Asset Impairment Charges and Divestitures	—	66
Total Adjustments to Operating Expenses	$55	$184

Other Income and (Expense):
Defined Benefit Plan (Gains) and Losses	$(33)	$(3,290)
Total Adjustments to Other Income and (Expense)	$(33)	$(3,290)

Total Adjustments to Income Before Income Taxes	$22	$(3,106)

Income Tax (Benefit) Expense:
Transformation Strategy Costs	$(12)	$(28)
Asset Impairment Charges and Divestitures	—	(16)
Defined Benefit Plan (Gains) and Losses	9	788
Total Adjustments to Income Tax (Benefit) Expense	$(3)	$744

Total Adjustments to Net Income	$19	$(2,362)
Transformation and Other Charges, Goodwill and Asset Impairment Charges, and Divestitures
We supplement the presentation of our operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of charges related to transformation activities, goodwill and asset impairment charges, and divestitures. For more information regarding transformation activities, see note 17 to the unaudited, consolidated financial statements. For more information regarding asset impairment charges and divestitures, see note 4 to our audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Changes in Foreign Currency Exchange Rates and Hedging Activities
We also supplement the reporting of revenue, revenue per piece and operating profit with adjusted measures that exclude the period-over-period impact of foreign currency exchange rate changes and hedging activities. We believe currency-neutral revenue, revenue per piece and operating profit information allows users of our financial statements to understand growth trends in our products and results. We evaluate the performance of International Package and Supply Chain Solutions on this currency-neutral basis.
Currency-neutral revenue, revenue per piece and operating profit are calculated by dividing current period reported U.S. dollar revenue, revenue per piece and operating profit by the current period average exchange rates to derive current period local currency revenue, revenue per piece and operating profit. The derived amounts are then multiplied by the average foreign currency exchange rates used to translate the comparable results for each month in the prior year period (including the period-over-period impact of foreign currency hedging activities). The difference between the current period reported U.S. dollar revenue, revenue per piece and operating profit and the derived current period U.S. dollar revenue, revenue per piece and operating profit is the period-over-period impact of currency fluctuations.
Defined Benefit Plan Gains and Losses
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
We recognize changes in the fair value of plan assets and net actuarial gains and losses in excess of a 10% corridor (defined as 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation), as well as gains and losses resulting from plan amendments, for our pension and postretirement defined benefit plans immediately as part of Investment income and other. We supplement the presentation of our income before income taxes, net income and earnings per share with adjusted measures that exclude the impact of these gains and losses and the related income tax effects. We believe excluding these defined benefit plan gains and losses provides important supplemental information by removing the volatility associated with plan amendments and short-term changes in market interest rates, equity values and similar factors.
During the first quarter of 2022, we amended the UPS Canada Ltd. Retirement Plan to cease future benefit accruals effective December 31, 2023. As a result, we remeasured the plan's assets and benefit obligations as of March 31, 2022, resulting in a curtailment gain of $33 million ($24 million after-tax).
During the first quarter of 2021, we remeasured the UPS/IBT Full Time Employee Pension Plan following enactment into law of the American Rescue Plan Act and recognized a pre-tax mark-to-market gain outside of the 10% corridor of $3.3 billion ($2.5 billion after-tax).
These gains are included in Investment income and other in the statements of consolidated income. For additional information, refer to note 7 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Segment Review
The results and discussions that follow are reflective of how management monitors and evaluates the performance of our segments as defined in note 13 to the unaudited, consolidated financial statements.
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies for the first quarter of 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended March 31,		Change
	2022	2021	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,945	2,012		(3.3)%
Deferred	1,509	1,513		(0.3)%
Ground	16,287	16,827		(3.2)%
Total Average Daily Package Volume	19,741	20,352		(3.0)%
Average Revenue Per Piece:
Next Day Air	$20.84	$18.39	$2.45	13.3%
Deferred	14.70	13.22	1.48	11.2%
Ground	10.66	9.83	0.83	8.4%
Total Average Revenue Per Piece	$11.97	$10.93	$1.04	9.5%
Operating Days in Period	64	63
Revenue (in millions):
Next Day Air	$2,594	$2,331	$263	11.3%
Deferred	1,420	1,260	160	12.7%
Ground	11,110	10,419	691	6.6%
Total Revenue	$15,124	$14,010	$1,114	8.0%
Operating Expenses (in millions):
Operating Expenses	$13,462	$12,651	$811	6.4%
Transformation and Other Charges	(43)	(104)	61	(58.7)%
Adjusted Operating Expense	$13,419	$12,547	$872	6.9%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,662	$1,359	$303	22.3%
Adjusted Operating Profit	$1,705	$1,463	$242	16.5%
Operating Margin	11.0%	9.7%
Adjusted Operating Margin	11.3%	10.4%
Revenue
The change in revenue was due to the following factors:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
First quarter 2022 vs. 2021	(1.5)%	5.2%	4.3%	8.0%
Overall revenue also benefited from one additional operating day in the first quarter of 2022.
Volume
Average daily volume decreased, driven by a 7.4% decline in residential shipments. The decline in residential volume was attributable to rising inflation depressing consumer demand, a shift in consumer spending away from e-commerce towards services and in-store shopping and the impact of fiscal stimulus in the first quarter of 2021 that drove a surge in online consumer spending in that period. Business-to-consumer shipments represented approximately 57.4% of average daily volume for the quarter compared to 60.1% in 2021.
Business-to-business shipments increased 3.6% in the 2022 period, with growth primarily in our Ground commercial product which was driven by growth from SMB customers as we continued to execute on our strategy. Overall, we anticipate that average daily volume growth in the first half of 2022 will be negative and then improve in the second half of the year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Within our Air products, we experienced shifts in customer mix that resulted in overall declines in average daily volume. Deferred average daily volume remained relatively flat, while our Next Day Air average daily volume declined as we continued to execute within our Better Not Bigger strategic framework.
Within our Ground products, SurePost average daily volume decreased 10.5%, driven by a reduction in shipments from a number of large customers while Ground residential experienced volume declines in all customer segments. These declines were driven by lower consumer spending as discussed above. Ground commercial volume increased 4.1%, with growth from both large customers and SMBs.
Rates and Product Mix
Revenue per piece in both our Air and Ground products increased, driven by increases in base rates and fuel surcharges, as well as favorable changes in customer and product mix. Rates for Air and Ground products increased an average of 5.9% in December 2021, and our SurePost rates also increased at that time. In our Next Day Air and Deferred products, overall revenue per piece growth was slightly impacted by a reduction in average billable weight per piece.
Through continued execution of our strategy, we anticipate that revenue per piece will continue to grow faster than volume throughout the remainder of 2022.
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

	Three Months Ended March 31,		% Point Change
	2022	2021	2022 vs 2021
Next Day Air / Deferred	14.4%	5.9%	8.5%
Ground	12.7%	7.2%	5.5%
While fluctuations in fuel surcharges can be significant from period to period, fuel surcharges are only one of the many individual components of our market pricing strategy that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and additional charges for these services and the pricing discounts offered.
Total domestic fuel surcharge revenue increased $601 million, driven by increases in fuel surcharges and pricing structure changes. We expect surcharges to remain elevated throughout the remainder of 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year-over-year impact of transformation and other charges, increased, partly due to the impact of one additional operating day. Pickup and delivery costs increased $455 million and the cost of operating our integrated air and ground network increased $279 million. Package sorting costs increased $80 million and other indirect operating costs increased $58 million. These increases were impacted by:
•Higher fuel costs, primarily attributable to increases in the price of jet fuel, diesel and gasoline, which we expect to persist.
•Increases in employee benefits expense for our union workforce due to contractual rate increases for contributions to multiemployer benefit plans, as well as additional headcount becoming eligible for health, welfare and retirement benefits.
•Higher compensation expense due to contractual rate increases, and cost of living and market-rate adjustments for our union workforce. These increases were partially offset by lower volumes, leading to a decrease in average daily union labor hours. Management payroll also increased, primarily due to wage rate adjustments for our part-time workforce and higher incentive compensation.
•Increases in workers' compensation and automobile liability expense were primarily driven by adverse claims development.
•Reallocation of Ground with Freight Pricing product expense following the second quarter 2021 divestiture of UPS Freight, which resulted in $69 million of increased segment operating expenses.
Total cost per piece, and adjusted cost per piece excluding the year-over-year impact of transformation and other charges, increased 8.0% and 8.5%, respectively. We anticipate that overall costs and cost per piece will continue to increase throughout the remainder of 2022 as a result of market factors, including expected increases in the cost of labor and inflation, as well as upstream supply chain disruptions.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $303 million, with operating margin increasing 130 basis points to 11.0%. Excluding the year-over-year impact of transformation and other charges, adjusted operating profit increased $242 million, with adjusting operating margin increasing 90 basis points to 11.3%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended March 31,		Change
	2022	2021	$	%
Average Daily Package Volume (in thousands):
Domestic	1,806	2,010		(10.1)%
Export	1,731	1,783		(2.9)%
Total Average Daily Package Volume	3,537	3,793		(6.7)%
Average Revenue Per Piece:
Domestic	$7.36	$7.33	$0.03	0.4%
Export	34.10	31.10	3.00	9.6%
Total Average Revenue Per Piece	$20.45	$18.50	$1.95	10.5%
Operating Days in Period	64	63
Revenue (in millions):
Domestic	$851	$928	$(77)	(8.3)%
Export	3,778	3,493	285	8.2%
Cargo and Other	247	186	61	32.8%
Total Revenue	$4,876	$4,607	$269	5.8%
Operating Expenses (in millions):
Operating Expenses	$3,760	$3,522	$238	6.8%
Transformation and Other Charges	(4)	(6)	2	(33.3)%
Adjusted Operating Expenses	$3,756	$3,516	$240	6.8%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,116	$1,085	$31	2.9%
Adjusted Operating Profit	$1,120	$1,091	$29	2.7%
Operating Margin	22.9%	23.6%
Adjusted Operating Margin	23.0%	23.7%
Currency Benefit / (Cost) – (in millions)*:
Revenue				$(143)
Operating Expenses				115
Operating Profit				$(28)
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.

Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
First quarter 2022 vs. 2021	(5.0)%	7.8%	6.1%	(3.1)%	5.8%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
In the first quarter, average daily volume decreased for both domestic and export products. Volume declined from both large customers and SMBs, primarily in the retail and technology sectors. Business-to-consumer volume decreased 20.7%. This decrease was attributable to challenging global economic conditions, including inflation, geopolitical uncertainty and COVID-19 disruptions in Asia, as well as a reduction in consumer e-commerce spending relative to the first quarter of 2021 when COVID-19 restrictions were in place in a number of countries. Business-to-business volume increased 0.5% in the first quarter. We expect volume growth in the first half of the year to be negative, with improvement occurring in the second half of the year.
Export volume decreased in the first quarter, driven by impacts from Europe and Asia. European volume declines were highest on intra-Europe trade lanes, driven by overall economic conditions. These declines were partially offset by growth on the Europe to U.S. trade lane driven by the United Kingdom and Turkey. The decline in Asia export volume was primarily driven by COVID-19 disruptions, which resulted in fewer flights being operated during the first quarter and reduced business activity in certain areas within China during March.
Our premium Express products experienced a slight volume decline in the quarter, primarily due to disruptions to our business in Asia related to COVID-19 shutdowns. Volume for our non-premium export products decreased 2.3%, driven by reductions in our Worldwide Expedited and Worldwide Standard products. The decline in our Worldwide Standard product was due to the year-over-year impact of Brexit as customers continued to adjust their supply chains, while the decline in our Worldwide Expedited product resulted from shifts in customer preferences.
Domestic volume also declined in the first quarter, particularly in Canada and the United Kingdom, due to a decrease in residential volume driven by the reduction in e-commerce from the comparative period, as discussed above.
Rates and Product Mix
In December 2021, we implemented an average 5.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market. Additionally, we continue to apply demand-related surcharges on certain lanes.
Total revenue per piece increased 10.5% in the quarter, primarily due to fuel surcharges and pricing structure changes as well as favorable shifts in customer and product mix. Demand-related surcharges on certain export volume also contributed to the increase. This increase was partially offset by unfavorable currency movements. Excluding the impact of currency, revenue per piece increased 13.9%. We expect our overall revenue per piece to increase for 2022 as a result of our continuing revenue quality initiatives.
Export revenue per piece increased 9.6% in the quarter also for the reasons described above. Excluding the impact of currency, export revenue per piece increased 12.2%.
Domestic revenue per piece was also favorably impacted by the factors described above. However, this was offset by unfavorable currency movements, which resulted in domestic revenue per piece remaining relatively flat for the quarter. Excluding the impact of currency, domestic revenue per piece increased 6.8%.
Fuel Surcharges
The fuel surcharge for international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
While fluctuations can be significant from period to period, fuel surcharges represent one of the many individual components of our market pricing strategy that impact our overall revenue and yield. Additional components include the mix of services sold, the base price, extra service charges and any pricing discounts offered. Total international fuel surcharge revenue increased by $259 million in the first quarter, driven by significant increases in fuel surcharge indices which were slightly offset by volume declines. We expect fuel surcharges to continue to remain elevated throughout the remainder of 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year-over-year impact of transformation and other charges, increased in the first quarter. The costs of operating our integrated international air and ground network increased $295 million, primarily due to higher fuel prices, which we expect to persist through the remainder of 2022.
In addition to variability in usage, market prices and fuel costs passed on to us by third-party transportation providers, the manner in which we purchase fuel also influences the net impact of costs on our results. The majority of our contracts for fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for fuel. Because of this, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term.
Pickup and delivery costs decreased $38 million, primarily due to volume declines in the first quarter discussed above. Other indirect costs also decreased year over year, while package sorting costs remained relatively flat.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $31 million for the first quarter, with operating margin decreasing 70 basis points to 22.9%. Excluding the year-over-year impact of transformation and other charges, adjusted operating profit increased $29 million in the first quarter, while adjusted operating margin decreased 70 basis points to 23.0%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenue (in millions):
Forwarding	$2,589	$2,072	$517	25.0%
Logistics	1,251	1,104	147	13.3%
Freight	—	767	(767)	(100.0)%
Other	538	348	190	54.6%
Total Revenue	$4,378	$4,291	$87	2.0%
Operating Expenses (in millions):
Operating Expenses	$3,905	$3,970	$(65)	(1.6)%
Transformation Strategy Costs	(8)	(8)	—	—%
Asset Impairment Charges and Divestitures	—	(66)	66	(100.0)%
Adjusted Operating Expenses:	$3,897	$3,896	$1	—%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$473	$321	$152	47.4%
Adjusted Operating Profit	$481	$395	$86	21.8%
Operating Margin	10.8%	7.5%
Adjusted Operating Margin	11.0%	9.2%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(37)
Operating Expenses			40
Operating Profit			$3
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended March 31,		Change
	2022	2021	$	%
Transformation Strategy Costs (in millions):
Forwarding	$6	$5	$1	20.0%
Logistics	1	2	(1)	(50.0)%
Freight	—	1	(1)	(100.0)%
Other	1	—	1	N/A
Total Transformation Strategy Costs	$8	$8	$—	—%

Revenue
Total revenue for Supply Chain Solutions increased $87 million, as strong revenue growth across many of our businesses was largely offset by a $767 million decrease in revenue attributable to the second quarter 2021 divestiture of UPS Freight.
Forwarding revenue increased in the first quarter. In our international air freight business, revenue growth was driven by ongoing demand-related surcharges and elevated market rates, slightly offset by a reduction in Asia export volume. We anticipate that rates may moderate during the year as capacity returns to the market. Ocean freight forwarding revenue increased as market rates remained elevated, while volume declined slightly. We expect ocean rates to moderate below 2021 peak levels later in 2022. Revenue in our truckload brokerage business increased $146 million, which was primarily driven by revenue quality initiatives, slightly offset by a reduction in volume of approximately 10%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Within Logistics, our healthcare operations experienced strong business growth in the first quarter driven by pharmaceuticals, clinical trials and lab customers. Revenue in our mail services business increased slightly due to rate increases and a favorable shift in product characteristics, which were somewhat offset by lower volumes. Our other distribution operations experienced year-over-year revenue increases, driven by business growth, service expansion and higher demand for warehouse space.
Revenue from the other businesses within Supply Chain Solutions increased, driven by services provided to the acquirer of UPS Freight under certain transition services agreements, the acquisition of Roadie, Inc. and business growth in UPS Capital.
Operating Expenses
Total operating expenses in Supply Chain Solutions decreased slightly in the first quarter, which included a decrease of $784 million from the divestiture of UPS Freight. Operating expenses, excluding the year-over-year impact of transformation and other charges, were relatively unchanged.
Forwarding operating expenses increased $392 million, driven by an increase in purchased transportation expense. This increase was primarily due to higher fuel costs and capacity constraints driving higher rates in our international airfreight, ocean freight forwarding and truckload brokerage businesses. We expect these rates to moderate during 2022.
Logistics operating expenses increased $126 million, driven by higher purchased transportation costs due to business growth in our healthcare operations and carrier rate increases in mail services. Business growth also resulted in higher compensation and benefits expense within our healthcare operations, while market wage pressures drove increased compensation costs in mail services. We anticipate that a tight labor market and inflation may result in higher compensation costs throughout the remainder of 2022.
Expense in the other businesses within Supply Chain Solutions increased, largely due to transportation and other costs incurred under the transition services agreements with the acquirer of UPS Freight and additional third-party transportation costs resulting from the acquisition of Roadie, Inc..
Operating Profit and Margin
As a result of the factors described above, operating profit increased $152 million in the first quarter, with operating margin increasing 330 basis points to 10.8%. Excluding the year-over-year impact of transformation and other charges, adjusted operating profit increased $86 million, with adjusted operating margin increasing 180 basis points to 11.0%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,616	$11,483	$133	1.2%
Transformation and Other Charges	(33)	(76)	43	(56.6)%
Adjusted Compensation and benefits	$11,583	$11,407	$176	1.5%

Repairs and maintenance	$626	$619	$7	1.1%
Depreciation and amortization	764	722	42	5.8%
Purchased transportation	4,600	4,243	357	8.4%
Fuel	1,220	807	413	51.2%
Other occupancy	491	466	25	5.4%
Other expenses	1,810	1,803	7	0.4%
Total Other expenses	9,511	8,660	851	9.8%
Transformation and Other Charges	(22)	(42)	20	(47.6)%
Asset impairment charges and divestitures	—	(66)	66	(100.0)%
Adjusted Total Other expenses	$9,489	$8,552	937	11.0%

Total Operating Expenses	$21,127	$20,143	$984	4.9%
Adjusted Total Operating Expenses	$21,072	$19,959	$1,113	5.6%

Currency (Benefit) / Cost - (in millions)*			$(155)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended March 31,		Change
	2022	2021	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs:
Compensation	$16	$6	$10	166.7%
Benefits	17	70	(53)	(75.7)%
Other occupancy	—	1	(1)	(100.0)%
Other expenses	22	41	(19)	(46.3)%
Total Transformation Strategy Costs	$55	$118	$(63)	(53.4)%
Asset impairment charges and divestitures:
Other expenses	$—	$66	$(66)	(100.0)%
Total Adjustments to Operating Expenses	$55	$184	$(129)	(70.1)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Total compensation and benefits, and total compensation and benefits excluding the year-over-year impact of transformation and other charges, increased in the first quarter.
Total compensation costs increased $31 million or 0.5%. Excluding the year- over-year impact of transformation and other charges, adjusted total compensation costs increased $21 million. U.S. Domestic direct labor costs increased, driven by increases in wage rates and cost of living adjustments for our union workforce. These wage increases were partially offset by a reduction in labor hours due to a 3.0% reduction in volume. Management compensation increased as a result of part-time management wage rate adjustments and additional incentive compensation. The increases were partially offset by a decrease of $235 million as a result of the second quarter 2021 divestiture of UPS Freight.
Benefits costs increased $102 million or 2.1%. Excluding the year-over-year impact of transformation and other charges, adjusted benefits costs increased $155 million or 3.2%. The primary drivers were as follows:
•Vacation, excused absence, payroll taxes and other costs increased $109 million, driven by salary and wage increases and growth in the overall size of the workforce.
•Health and welfare costs increased $40 million, driven by increased contributions to multiemployer plans as a result of growth in the eligible workforce and contractual rate increases. This was partly offset by the impact of divesting UPS Freight, which decreased cost $49 million year over year.
•Workers' compensation costs increased $35 million, driven by adverse claims developments.
•Pension and other postretirement benefits costs decreased by $37 million. Lower service costs and a reduction in defined contributions for company-sponsored plans were largely offset by higher contributions to multiemployer plans as a result of contractually-mandated contribution increases. The divestiture of UPS Freight decreased expense $36 million year over year.
Repairs and Maintenance
We incurred higher costs for aircraft engine maintenance in the first quarter of 2022 due to the timing of scheduled maintenance events. This increase was partially offset by a reduction in routine repairs and maintenance for our buildings and facilities.
Depreciation and Amortization
Depreciation and amortization expense increased as a result of additional expenses arising from facility automation projects coming into service, investments in internally developed software and the amortization of intangible assets acquired as part of the Roadie, Inc. acquisition in the fourth quarter of 2021.
Purchased Transportation
The overall increase in third-party transportation expense charged to us by air, ocean and ground carriers was primarily driven by:
•Supply Chain Solutions expense increased $345 million, driven by market rate increases in our air and ocean freight and truckload brokerage businesses, as well as volume growth in our healthcare operations. The divestiture of UPS Freight resulted in a decrease of $187 million in expenses period over period, which was somewhat offset by the cost of transportation procured under transitional arrangements with the acquirer of the business.
•International Package expense increased $13 million, as higher network costs were partially offset by favorable currency movements, primarily in Europe.
Fuel
The increase in fuel expense was primarily driven by higher prices for jet fuel, diesel and gasoline.
Other Occupancy
Other occupancy expense increased as a result of expenses from additional operating facilities coming into service and higher utilities costs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Expenses
Other expenses, and other expenses excluding the year-over-year impact of transformation and other charges, increased primarily as a result of the following:
•Hosted software application fees and other technology costs increased $31 million.
•The cost of goods provided under transitional service agreements to the acquirer of UPS Freight was $28 million. There was no similar cost in the 2021 period.
•Auto liability insurance increased $22 million, driven by increases in the frequency and severity of claims.
•Other increases included airline operational expenses, third-party commissions, payment processing fees and an increase in our allowance for credit losses.
These increases were partially offset by favorable developments in certain legal and tax contingencies and a reduction in asset impairment charges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income and other and interest expense for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Investment Income and Other	$315	$3,616	$(3,301)	(91.3)%
Defined Benefit Plan (Gains) and Losses	(33)	(3,290)	3,257	(99.0)%
Adjusted Investment Income and Other	$282	$326	$(44)	(13.5)%

Interest Expense	(174)	(177)	3	(1.7)%
Total Other Income and (Expense)	$141	$3,439	$(3,298)	(95.9)%
Adjusted Other Income and (Expense)	$108	$149	$(41)	(27.5)%
Investment Income and Other
Investment income and other decreased $3.3 billion. We recognized a $3.3 billion defined benefit plan mark-to-market gain in the first quarter of 2021 and a $33 million defined benefit plan curtailment gain in the first quarter of 2022. Excluding the impact of these defined benefit plan gains, adjusted investment income and other decreased $44 million, primarily due to year-over-year changes in the fair value of certain non-current investments, as well as a decrease in other pension income. Other pension income decreased due to the following:
•Expected returns on pension assets decreased as a result of a reduction in our rate of return assumption, partially offset by a higher asset base due to contributions and positive asset returns in 2021.
•Pension interest cost decreased due to a reduction in projected benefit obligations, partially offset by the impact of higher discount rates and changes in demographic assumptions.
•Prior service cost decreased as the cost base from certain plan amendments became fully amortized during 2021.
Interest Expense
Interest expense decreased due to lower average outstanding debt balances, partially offset by a reduction in the capitalization of interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Income Tax Expense	$730	$1,412	$(682)	(48.3)%
Income Tax Impact of:
Transformation Strategy Costs	12	28	(16)	(57.1)%
Asset Impairment Charges and Divestitures	—	16	(16)	(100.0)%
Defined Benefit Plan (Gains) and Losses	(9)	(788)	779	(98.9)%
Adjusted Income Tax Expense	$733	$668	$65	9.7%
Effective Tax Rate	21.5%	22.8%
Adjusted Effective Tax Rate	21.5%	21.6%
For additional information on our income tax expense and effective tax rate, see note 16 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of March 31, 2022, we had $12.5 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures and pension contributions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations. We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Three Months Ended March 31,
	2022	2021
Net income	$2,662	$4,792
Non-cash operating activities (a)	1,559	(984)
Pension and postretirement benefit plan contributions (company-sponsored plans)	(45)	(215)
Hedge margin receivables and payables	(9)	85
Income tax receivables and payables	379	353
Changes in working capital and other non-current assets and liabilities	(49)	478
Other operating activities	(17)	22
Net cash from operating activities	$4,480	$4,531
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
Net cash from operating activities decreased $51 million in the first quarter, and was impacted by the following:
•An increase in working capital, driven by the timing of payroll and other compensation-related items.
•A decrease in contributions to our company-sponsored pension and U.S. postretirement medical benefit plans, which totaled $45 million in the first quarter of 2022 compared to $215 million in 2021. The reduction was driven by the timing of contributions to our U.S. postretirement medical plan.
•A decrease in our net hedge margin collateral position of $94 million due to changes in the fair value of derivative contracts used in our currency and interest rate hedging programs.
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
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of March 31, 2022 and 2021, suppliers sold them $509 and $343 million, respectively, of our outstanding payment obligations. Amounts due to suppliers that participate in the SCF program may be reflected in cash flows from operating activities or cash flows from investing activities in our consolidated statements of cash flows. The amounts settled through the SCF program were approximately $308 and $267 million for the three months ended March 31, 2022 and 2021, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2022, approximately $3.4 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases, pension contributions and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash used in investing activities	$(572)	$(766)

Capital Expenditures:
Buildings, facilities and plant equipment	$(169)	$(325)
Aircraft and parts	(206)	(239)
Vehicles	(10)	(135)
Information technology	(163)	(135)
Total Capital Expenditures	$(548)	$(834)

Capital Expenditures as a % of revenue	2.2%	3.6%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$—	$10
Net change in finance receivables	$5	$11
Net (purchases), sales and maturities of marketable securities	$(8)	$56
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$1	$(3)
Other investing activities	$(22)	$(6)
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. Our current investment program anticipates investments in technology initiatives and enhanced network capabilities, including over $1 billion of projects to support our environmental sustainability goals in 2022. It also provides for the maintenance of buildings, facilities and plant equipment and replacement of certain aircraft within our fleet. We currently expect that our capital expenditures will total approximately $5.5 billion in 2022, of which approximately 60 percent will be allocated to expansion projects.
Total capital expenditures decreased in the first quarter of 2022 compared to 2021:
•Spending on buildings, facilities and plant equipment in our global small package business decreased as supply chain disruption resulted in delays to certain projects.
•Aircraft expenditures decreased due to fewer payments associated with the delivery of aircraft, partially offset by increases in contract deposits on open aircraft orders.
•Vehicle expenditures decreased due to the timing of deliveries and payments.
•Information technology expenditures increased due to additional deployments of technology equipment.
The net change in finance receivables was primarily due to reductions in outstanding balances within our finance portfolios. Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will fluctuate from period to period.
Cash paid for business acquisitions in the first quarter of 2021 related to the purchase of development areas for The UPS Store. Other investing activities were impacted by changes in our non-current investments, purchase contract deposits and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (amounts in millions, except per share data):

	Three Months Ended March 31,
	2022	2021
Net cash used in financing activities	$(1,970)	$(1,945)
Share Repurchases:
Cash paid to repurchase shares	(254)	—
Number of shares repurchased	1.2	—
Shares outstanding at period end	874	870
Dividends:
Dividends declared per share	$1.52	$1.02
Cash paid for dividends	$(1,284)	$(858)
Borrowings:
Net borrowings (repayments) of debt principal	$(18)	$(831)
Other Financing Activities:
Cash received for common stock issuances	$67	$78
Other financing activities	$(481)	$(334)
Capitalization:
Total debt outstanding at period end	21,881	23,727
Total shareowners’ equity at period end	15,434	7,159
Total capitalization	$37,315	$30,886
We repurchased 1.2 million shares of class B common stock for $260 million under our stock repurchase program during the three months ended March 31, 2022 ($254 million in repurchases are reported on the statements of consolidated cash flows due to the timing of settlements). We did not repurchase any shares under this program during the three months ended March 31, 2021. We anticipate our share repurchases will total approximately $2.0 billion for all of 2022. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.
In the first quarter of 2022, we declared a quarterly dividend of $1.52 per share. The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors.
There were no issuances of debt during the three months ended March 31, 2022. Repayments of debt during the first quarter of 2022 were related to scheduled principal payments on our finance lease obligations. In the first quarter of 2021, issuances of debt consisted of borrowings under our commercial paper program. Repayments included fixed-rate senior notes totaling $1.5 billion, commercial paper and scheduled principal payments on our finance lease obligations.
We have $2.0 billion of fixed and floating rate notes maturing in 2022 that we currently expect to repay at maturity with cash from operations. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. As of March 31, 2022, we had no outstanding balances under our commercial paper programs.
Cash flows from other financing activities were driven by the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards. Cash outflows were $479 and $330 million for the three months ended March 31, 2022 and 2021, respectively. The increase was driven by changes in payment amounts for certain awards.
Except as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Sources of Credit
See note 9 to the unaudited, consolidated financial statements for a discussion of our available credit and the financial covenants that we are subject to as part of our credit agreements.
Contractual Commitments
There have been no material changes to the contractual commitments described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2022	December 31, 2021
Currency Derivatives	$224	$173
Interest Rate Derivatives	(5)	1
	$219	$174
As of March 31, 2022 and December 31, 2021, we had no outstanding commodity hedge positions.
Our market risks, hedging strategies and financial instrument positions as of March 31, 2022 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. In 2022, we entered into several foreign currency exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forward contracts expire. The remaining fair value changes between December 31, 2021 and March 31, 2022 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering all of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. As of March 31, 2022, we held cash collateral of $253 million and were required to post cash collateral of $2 million with our counterparties under these agreements.
We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021 is hereby incorporated by reference.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees continue to work remotely. As previously disclosed, in recent periods we have enhanced our oversight and monitoring during the closing and reporting processes and we continue to monitor and assess the effects of remote work on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
For a discussion of material legal proceedings affecting the Company, see note 11 to the unaudited, consolidated financial statements included in this report.

Item 1A.Risk Factors
Except as set forth below, there have been no changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021. The following risk factor corrects and supersedes the risk factor entitled “Global climate change presents challenges to our business which could materially adversely affect us,” and is being restated solely to correct an inadvertent typographical error contained in the originally presented risk factor.
Global climate change presents challenges to our business which could materially adversely affect us.
The effects of climate change create financial and operational risks to our business, both directly and indirectly. We have made several public statements regarding our intended reduction of carbon emissions, including our goal to achieve carbon neutrality in our global operations by 2050, and our other short- and mid-term environmental sustainability goals. We may be required to expend significant additional resources to acquire assets or on remediation efforts to meet these goals, which could significantly increase our operational costs. We could also be required to write down the carrying value of assets, which could result in impairment charges.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of repurchases of our class A and class B common stock during the first quarter of 2022 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 - January 31, 2022	0.3	$208.14	0.3	$4,427
February 1 - February 28, 2022	0.4	215.00	0.4	4,344
March 1 - March 31, 2022	0.5	211.52	0.5	$4,240
Total January 1 - March 31, 2022	1.2	$211.65	1.2
___________________
(1)Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
In August 2021, the Board of Directors approved a share repurchase authorization for $5.0 billion of class A and class B common stock. We repurchased 1.2 million shares of class B common stock for $260 million under this program during the three months ended March 31, 2022. As of March 31, 2022, we had $4.2 billion available under this authorization. We anticipate our share repurchases will be approximately $2.0 billion for all of 2022.
For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.

Item 6.Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of November 17, 2017 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 17, 2017).

10.1	—	Separation Agreement between UPS and Juan Perez, dated February 28, 2022.

10.2	—	Separation Agreement between UPS and Scott Price, dated March 1, 2022.

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	May 4, 2022	By:	/S/ BRIAN O. NEWMAN
Brian O. Newman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)