Form 10-Q
period 2022-06-30
UNITED PARCEL SERVICE INC
filed 2022-08-03
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 136,813,849 Class A shares, and 731,854,184 Class B shares, with a par value of $0.01 per share, outstanding at July 22, 2022.

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties, include, but are not limited to: continued uncertainties related to the impact of the COVID-19 pandemic on our business and operations, financial performance and liquidity, our customers and suppliers, and on the global economy; changes in general economic conditions, in the United States (U.S.) or internationally; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; changes in the regulatory environment in the U.S. or internationally; increased or more complex physical or data security requirements; legal, regulatory or market responses to global climate change; results of negotiations and ratifications of labor contracts; strikes, work stoppages or slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; our ability to maintain our brand image; our ability to attract and retain qualified employees; breaches in data security; disruptions to the Internet or our technology infrastructure; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; potential additional U.S. or international tax liabilities; potential claims or litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, dispositions, joint ventures or strategic alliances; our ability to realize the anticipated benefits from our transformation initiatives; cyclical and seasonal fluctuations in our operating results; our ability to manage insurance and claims expenses; and other risks described in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2022 (unaudited) and December 31, 2021 (in millions)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$11,735	$10,255
Marketable securities	336	338
Accounts receivable	11,541	12,669
Less: Allowance for credit losses	(145)	(128)
Accounts receivable, net	11,396	12,541
Other current assets	2,104	1,800
Total Current Assets	25,571	24,934
Property, Plant and Equipment, Net	33,487	33,475
Operating Lease Right-Of-Use Assets	3,436	3,562
Goodwill	3,675	3,692
Intangible Assets, Net	2,476	2,486
Investments and Restricted Cash	21	26
Deferred Income Tax Assets	158	176
Other Non-Current Assets	1,265	1,054
Total Assets	$70,089	$69,405
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$2,579	$2,131
Current maturities of operating leases	562	580
Accounts payable	7,168	7,523
Accrued wages and withholdings	3,376	3,819
Self-insurance reserves	1,079	1,048
Accrued group welfare and retirement plan contributions	945	1,038
Other current liabilities	1,628	1,430
Total Current Liabilities	17,337	17,569
Long-Term Debt and Finance Leases	17,997	19,784
Non-Current Operating Leases	2,962	3,033
Pension and Postretirement Benefit Obligations	8,343	8,047
Deferred Income Tax Liabilities	3,577	3,125
Other Non-Current Liabilities	3,563	3,578
Shareowners’ Equity:
Class A common stock (138 shares issued in 2022 and 2021)	2	2
Class B common stock (732 shares issued in 2022 and 2021)	7	7
Additional paid-in capital	573	1,343
Retained earnings	18,958	16,179
Accumulated other comprehensive loss	(3,251)	(3,278)
Deferred compensation obligations	12	16
Less: Treasury stock (0.2 shares in 2022 and 0.3 shares in 2021)	(12)	(16)
Total Equity for Controlling Interests	16,289	14,253
Noncontrolling interests	21	16
Total Shareowners’ Equity	16,310	14,269
Total Liabilities and Shareowners’ Equity	$70,089	$69,405

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$24,766	$23,424	$49,144	$46,332
Operating Expenses:
Compensation and benefits	11,358	11,327	22,974	22,810
Repairs and maintenance	643	599	1,269	1,218
Depreciation and amortization	762	739	1,526	1,461
Purchased transportation	4,385	4,446	8,985	8,689
Fuel	1,697	915	2,917	1,722
Other occupancy	420	402	911	868
Other expenses	1,966	1,738	3,776	3,541
Total Operating Expenses	21,231	20,166	42,358	40,309
Operating Profit	3,535	3,258	6,786	6,023
Other Income and (Expense):
Investment income and other	333	345	648	3,961
Interest expense	(171)	(167)	(345)	(344)
Total Other Income and (Expense)	162	178	303	3,617
Income Before Income Taxes	3,697	3,436	7,089	9,640
Income Tax Expense	848	760	1,578	2,172
Net Income	$2,849	$2,676	$5,511	$7,468
Basic Earnings Per Share	$3.26	$3.06	$6.31	$8.54
Diluted Earnings Per Share	$3.25	$3.05	$6.28	$8.51

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$2,849	$2,676	$5,511	$7,468
Change in foreign currency translation adjustment, net of tax	(245)	48	(285)	(34)
Change in unrealized gain (loss) on marketable securities, net of tax	(1)	(1)	(7)	(5)
Change in unrealized gain (loss) on cash flow hedges, net of tax	234	(46)	277	68
Change in unrecognized pension and postretirement benefit costs, net of tax	18	1,594	42	4,020
Comprehensive Income (Loss)	$2,855	$4,271	$5,538	$11,517

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$5,511	$7,468
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,526	1,461
Pension and postretirement benefit (income) expense	433	(2,839)
Pension and postretirement benefit contributions	(123)	(276)
Self-insurance reserves	112	130
Deferred tax (benefit) expense	360	1,127
Stock compensation expense	617	521
Other (gains) losses	11	—
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	820	439
Other assets	(62)	169
Accounts payable	(508)	56
Accrued wages and withholdings	(348)	227
Other liabilities	22	(27)
Other operating activities	(78)	(2)
Net cash from operating activities	8,293	8,454
Cash Flows From Investing Activities:
Capital expenditures	(1,388)	(1,670)
Proceeds from disposal of businesses, property, plant and equipment	9	863
Purchases of marketable securities	(132)	(141)
Sales and maturities of marketable securities	130	214
Net change in finance receivables	7	16
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(99)	(5)
Other investing activities	(26)	(11)
Net cash used in investing activities	(1,499)	(734)
Cash Flows From Financing Activities:
Net change in short-term debt	—	498
Proceeds from long-term borrowings	—	—
Repayments of long-term borrowings	(1,105)	(2,599)
Purchases of common stock	(1,242)	—
Issuances of common stock	136	141
Dividends	(2,567)	(1,718)
Other financing activities	(508)	(360)
Net cash used in financing activities	(5,286)	(4,038)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(28)	16
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,480	3,698
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	10,255	5,910
End of period	$11,735	$9,608

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying interim unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2022, our results of operations for the three and six months ended June 30, 2022 and 2021, and our cash flows for the six months ended June 30, 2022 and 2021. The results reported in these interim unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The interim unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximate fair value as of June 30, 2022 and December 31, 2021. The fair values of our investment securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short- and long-term debt in note 9 and our derivative instruments in note 15. We apply a fair value hierarchy (Levels 1, 2 and 3) when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3). We utilized Level 1 inputs in the fair value hierarchy to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
Accounting pronouncements adopted during the periods covered by the unaudited, consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows. For accounting standards adopted in the period ended June 30, 2021, refer to note 1 to our audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued before, but not effective until after, June 30, 2022, are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. REVENUE RECOGNITION
Revenue Recognition
Substantially all of our revenues are from contracts associated with the pickup, transportation and delivery of packages and freight (“transportation services”) domestically or internationally. These services may be carried out by or arranged by us, and generally occur over a short period of time. We also provide value-added logistics services to customers, both domestically and internationally, through our global network of distribution centers and field stocking locations.
The majority of our contracts with customers for transportation services include only one performance obligation: the transportation services themselves. We generally recognize revenue over time as we perform the services in the contract because of the continuous transfer of control to the customer. Our remaining performance obligations are primarily comprised of transportation services started but not completed as of the reporting date and we expect to complete these remaining performance obligations within a short period of time. All of our major businesses act as a principal in their revenue arrangements and as such, we report revenue and the associated purchased transportation costs on a gross basis within our statements of consolidated income.
Disaggregation of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Next Day Air	$2,656	$2,456	$5,250	$4,787
Deferred	1,392	1,313	2,812	2,573
Ground	11,411	10,633	22,521	21,052
U.S. Domestic Package	15,459	14,402	30,583	28,412

Domestic	829	936	1,680	1,864
Export	3,976	3,674	7,754	7,167
Cargo & Other	268	207	515	393
International Package	5,073	4,817	9,949	9,424

Forwarding	2,389	2,309	4,978	4,381
Logistics	1,290	1,162	2,541	2,266
Freight	—	297	—	1,064
Other	555	437	1,093	785
Supply Chain Solutions	4,234	4,205	8,612	8,496

Consolidated revenue	$24,766	$23,424	$49,144	$46,332
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
Contract assets related to in-transit packages were $350 and $304 million as of June 30, 2022 and December 31, 2021, respectively, net of deferred revenue related to in-transit packages of $339 and $314 million as of June 30, 2022 and December 31, 2021, respectively, and are included within Other current assets in the consolidated balance sheets. Short-term contract liabilities related to advance payments from customers were $10 and $27 million as of June 30, 2022 and December 31, 2021, respectively, and are included within Other current liabilities in the consolidated balance sheets. Long-term contract liabilities related to advance payments from customers were $26 and $25 million as of June 30, 2022 and December 31, 2021, respectively, and are included within Other Non-Current Liabilities in the consolidated balance sheets.
Accounts Receivable, Net
Accounts receivable, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. Losses on accounts receivable are recognized when reasonable and supportable forecasts affect the expected collectability. This requires us to make our best estimate of the current expected losses inherent in our accounts receivable at each balance sheet date. This estimate requires consideration of historical loss experience, adjusted for current conditions, forward looking indicators, trends in customer payment frequency and judgments about the probable effects of relevant observable data, including present and future economic conditions and the financial health of specific customers and market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk.
Our allowance for credit losses as of June 30, 2022 and December 31, 2021 was $145 and $128 million, respectively. Amounts for credit losses charged to expense, before recoveries, during the three months ended June 30, 2022 and 2021 were $52 and $39 million, respectively, and for six months ended June 30, 2022 and 2021, were $106 and $80 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. STOCK-BASED COMPENSATION
We issue share-based awards under various incentive compensation plans, including non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock units ("RSUs") and restricted performance shares and performance units ("RPUs", collectively with RSUs, "Restricted Units"). Upon vesting, Restricted Units result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Dividends accrued on Restricted Units are reinvested in additional Restricted Units at each dividend payable date and are subject to the same vesting and forfeiture conditions as the underlying Restricted Units.
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
Based on the date of Compensation Committee approval of the 2021 MIP award, we determined the award measurement dates to be February 9, 2022 (for U.S.-based employees and executive management) and March 21, 2022 (for international employees). The RPUs issued under the MIP were valued using the closing New York Stock Exchange ("NYSE") prices of $225.07 and $218.56 on those dates.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Non-Qualified Stock Options
We grant non-qualified stock options to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards vest over a five-year period with approximately 20% of the award vesting at each anniversary of the grant date (except in the case of death, disability or retirement, in which case immediate vesting occurs). The option grants expire 10 years after the date of the grant. On March 23, 2022, we granted 0.1 million stock options at an exercise price of $214.58, the NYSE closing price on that date.
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
Pre-tax compensation expense for share-based awards recognized in Compensation and benefits on the statements of consolidated income for the three months ended June 30, 2022 and 2021 was $231 and $206 million, respectively, and for the six months ended June 30, 2022 and 2021 was $617 and $521 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of June 30, 2022 and December 31, 2021 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2022:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	200	—	(5)	195
Mortgage and asset-backed debt securities	12	—	—	12
Corporate debt securities	125	—	(3)	122
U.S. state and local municipal debt securities	5	—	—	5
Non-U.S. government debt securities	—	—	—	—
Total available-for-sale marketable securities	342	—	(8)	334

Total current marketable securities	$344	$—	$(8)	$336

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2021:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	199	2	(1)	200
Mortgage and asset-backed debt securities	7	—	—	7
Corporate debt securities	121	—	—	121
U.S. state and local municipal debt securities	5	—	—	5
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	335	2	(1)	336

Total current marketable securities	$337	$2	$(1)	$338

Investment Impairments
We have concluded that no material impairment losses existed as of June 30, 2022. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturity Information
The amortized cost and estimated fair value of marketable securities as of June 30, 2022 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$30	$29
Due after one year through three years	312	305
Due after three years through five years	—	—
Due after five years	—	—
	342	334
Equity securities	2	2
	$344	$336
Non-Current Investments and Restricted Cash
We hold an investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. The investment had a fair market value of $19 and $23 million as of June 30, 2022 and December 31, 2021, respectively. Changes in fair value are recognized in Investment income and other in the statements of consolidated income. Additionally, we held cash in escrow related to the acquisition and disposition of certain assets of $2 and $3 million as of June 30, 2022 and December 31, 2021, respectively. These amounts are classified as Investments and Restricted Cash in the consolidated balance sheets.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions):

	June 30, 2022	December 31, 2021	June 30, 2021
Cash and cash equivalents	$11,735	$10,255	$9,608
Restricted cash	—	—	—
Total cash, cash equivalents and restricted cash	$11,735	$10,255	9,608
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
June 30, 2022:
Marketable securities:
U.S. government and agency debt securities	$195	$—	$—	$195
Mortgage and asset-backed debt securities	—	12	—	12
Corporate debt securities	—	122	—	122
U.S. state and local municipal debt securities	—	5	—	5
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	—	—	—
Total marketable securities	195	141	—	336
Other non-current investments	19	—	—	19
Total	$214	$141	$—	$355

December 31, 2021:
Marketable securities:
U.S. government and agency debt securities	$200	$—	$—	$200
Mortgage and asset-backed debt securities	—	7	—	7
Corporate debt securities	—	121	—	121
U.S. state and local municipal debt securities	—	5	—	5
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	3	—	3
Total marketable securities	200	138	—	338
Other non-current investments	23	—	—	23
Total	$223	$138	$—	$361
There were no transfers of investments between Level 1 and Level 2 during the six months ended June 30, 2022 or 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2022 and December 31, 2021 consisted of the following (in millions):

	2022	2021
Vehicles	$10,181	$10,018
Aircraft	22,507	21,973
Land	2,106	2,140
Buildings	5,794	5,802
Building and leasehold improvements	5,027	5,010
Plant equipment	15,629	15,650
Technology equipment	2,858	2,798
Construction-in-progress	1,520	1,418
	65,622	64,809
Less: Accumulated depreciation and amortization	(32,135)	(31,334)
Property, Plant and Equipment, Net	$33,487	$33,475
Property, plant and equipment purchased on account was $477 and $248 million as of June 30, 2022 and December 31, 2021, respectively.
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aviation fuel prices and other factors. Additionally, we monitor all other property, plant and equipment categories for any indicators that the carrying value of the assets may not be recoverable. For the three months ended June 30, 2022 and 2021, and for the six months ended June 30, 2022, there were no material impairment charges. We recorded impairment charges of $24 million for the six months ended June 30, 2021, due to the reevaluation of certain facility projects.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost (income) for our company-sponsored pension and postretirement benefit plans for the three and six months ended June 30, 2022 and 2021 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2022	2021	2022	2021	2022	2021
Three Months Ended June 30:
Service cost	$506	$461	$7	$7	$17	$19
Interest cost	487	481	21	20	11	10
Expected return on assets	(820)	(831)	(1)	(1)	(20)	(17)
Amortization of prior service cost	23	34	—	1	1	1
Net periodic benefit cost	$196	$145	$27	$27	$9	$13

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2022	2021	2022	2021	2022	2021
Six Months Ended June 30:
Service cost	$1,012	$1,014	$15	$14	$35	$38
Interest cost	975	969	41	39	23	20
Expected return on assets	(1,640)	(1,677)	(2)	(3)	(40)	(34)
Amortization of prior service cost	46	67	—	3	1	1
Actuarial (gain) loss	—	(3,290)	—	—	—	—
Settlement and curtailment (gain) loss	—	—	—	—	(33)	—
Net periodic benefit (income) cost	$393	$(2,917)	$54	$53	$(14)	$25
The components of net periodic benefit cost (income) other than current service cost are presented within Investment income and other in the statements of consolidated income.
During the six months ended June 30, 2022, we amended the UPS Canada Ltd. Retirement Plan to cease future benefit accruals effective December 31, 2023. We remeasured plan assets and benefit obligations for this plan, which resulted in a curtailment gain of $33 million ($24 million after tax) during the six month period. The gain is included in Investment income and other in the statement of consolidated income for the six months ended June 30, 2022.
On April 30, 2021, we divested our UPS Freight business, which triggered an interim remeasurement of the plan assets and benefit obligations of the UPS Pension Plan, UPS Retirement Plan and UPS Retired Employee Health Care Plan as of this date. The interim remeasurement resulted in an actuarial gain of $2.1 billion, reflecting updated actuarial assumptions and was recorded in other comprehensive income within the equity section of the consolidated balance sheet. An actuarial gain of $69 million ($52 million after tax) for a prior service credit related to the divested group and a $66 million loss ($50 million after tax) for certain plan amendments to the UPS Pension Plan were immediately recognized within Other expenses in the statement of consolidated income for the six months ended June 30, 2021.
During the six months ended June 30, 2021, we remeasured the UPS/IBT Full Time Employee Pension Plan following the enactment into law of the American Rescue Plan Act, which is discussed below. The interim remeasurement resulted in a pre-tax mark-to-market gain of $3.3 billion ($2.5 billion after tax) during the six month period. The gain was included within Investment income and other in the statement of consolidated income for the six months ended June 30, 2021.
Contributions to our company-sponsored pension and U.S. postretirement medical benefit plans for the first six months of 2022 were $66 and $57 million, respectively. We expect to contribute approximately $1.9 billion and $221 million over the remainder of the year to our pension and U.S. postretirement medical benefit plans, respectively.

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
As of June 30, 2022 and December 31, 2021, we had $826 and $830 million, respectively, recorded in Other Non-Current Liabilities on our consolidated balance sheets and $8 million as of June 30, 2022 and December 31, 2021, recorded in Other current liabilities on our consolidated balance sheets associated with our previous withdrawal from the New England Teamsters and Trucking Industry Pension Fund. This liability is payable in equal monthly installments over a remaining term of approximately 40 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of June 30, 2022 and December 31, 2021 was $744 and $963 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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
We have approximately 3,200 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"). This collective bargaining agreement becomes amendable September 1, 2023. In the second quarter of 2022, we reached a tentative agreement on a two-year contract extension with the IPA. If ratified, the new agreement will extend the amendable date to September 1, 2025.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of June 30, 2022 and December 31, 2021 (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
December 31, 2021:	$847	$403	$2,442	$3,692
Acquired	—	—	61	61
Currency / Other	—	(21)	(57)	(78)
June 30, 2022:	$847	$382	$2,446	$3,675
The goodwill balances for both International Package and Supply Chain Solutions decreased due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances. In May 2022, we acquired Delivery Solutions, a digital platform that optimizes customer deliveries across multiple networks. The acquisition was funded with cash from operations and was not material to our consolidated financial position or results of operations. The goodwill associated with the acquisition is included within Supply Chain Solutions.
The following is a summary of intangible assets as of June 30, 2022 and December 31, 2021 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2022:
Capitalized software	$5,048	$(3,406)	$1,642
Licenses	48	(22)	26
Franchise rights	138	(36)	102
Customer relationships	720	(435)	285
Trade name	67	(5)	62
Trademarks, patents and other	169	(14)	155
Amortizable intangible assets	$6,190	$(3,918)	$2,272
Indefinite-lived intangible assets	204	—	204
Total Intangible Assets, Net	$6,394	$(3,918)	$2,476
December 31, 2021:
Capitalized software	$4,910	$(3,275)	$1,635
Licenses	58	(27)	31
Franchise rights	119	(37)	82
Customer relationships	733	(408)	325
Trade name	67	(1)	66
Trademarks, patents and other	158	(15)	143
Amortizable intangible assets	$6,045	$(3,763)	$2,282
Indefinite-lived intangible assets	204	—	204
Total Intangible Assets, Net	$6,249	$(3,763)	$2,486
As of June 30, 2022, we had a trade name with a carrying value of $200 million and licenses with a current carrying value of $4 million, which are deemed to be indefinite-lived intangible assets and are included in the table above. Our 2021 annual impairment testing of these assets indicated that the fair value of the trade name, which is associated with our truckload brokerage business, remained greater than its carrying value as of our testing date, although this excess was less than 10 percent. There were no events or changes in circumstances during the six months ended June 30, 2022 that would indicate the carrying amount of our indefinite-lived intangible assets may be impaired as of the date of this report.
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. There were no impairment charges for finite-lived intangible assets during the three or six months ended June 30, 2022. We recorded $1 and $7 million in impairment charges for finite-lived intangible assets during the three and six months ended June 30, 2021, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of June 30, 2022 and December 31, 2021 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2022	2021
Fixed-rate senior notes:
2.450% senior notes	1,000	2022	999	1,010
2.350% senior notes	—	2022	—	600
2.500% senior notes	1,000	2023	999	998
2.800% senior notes	500	2024	498	498
2.200% senior notes	400	2024	399	399
3.900% senior notes	1,000	2025	997	996
2.400% senior notes	500	2026	499	498
3.050% senior notes	1,000	2027	994	994
3.400% senior notes	750	2029	746	746
2.500% senior notes	400	2029	397	397
4.450% senior notes	750	2030	744	744
6.200% senior notes	1,500	2038	1,484	1,484
5.200% senior notes	500	2040	494	494
4.875% senior notes	500	2040	491	491
3.625% senior notes	375	2042	368	368
3.400% senior notes	500	2046	492	492
3.750% senior notes	1,150	2047	1,137	1,137
4.250% senior notes	750	2049	743	743
3.400% senior notes	700	2049	688	688
5.300% senior notes	1,250	2050	1,231	1,231
Floating-rate senior notes:
Floating-rate senior notes	—	2022	—	400
Floating-rate senior notes	500	2023	500	500
Floating-rate senior notes	1,039	2049-2067	1,027	1,027
Debentures:
7.620% debentures	276	2030	280	280
Pound Sterling notes:
5.500% notes	81	2031	80	89
5.125% notes	553	2050	525	583
Euro senior notes:
0.375% senior notes	728	2023	727	791
1.625% senior notes	728	2025	726	791
1.000% senior notes	520	2028	518	564
1.500% senior notes	520	2032	517	564
Canadian senior notes:
2.125% senior notes	582	2024	580	585
Finance lease obligations	372	2022-2046	372	408
Facility notes and bonds	320	2029-2045	320	320
Other debt	4	2022-2025	4	5
Total debt	$20,748		20,576	21,915
Less: current maturities			(2,579)	(2,131)
Long-term debt			$17,997	$19,784

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. As of June 30, 2022, we had no outstanding balances under our commercial paper programs.
Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term liabilities on our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.
Debt Repayments
During the quarter ended June 30, 2022, our 2.350% senior notes with a principal balance of $600 million and our floating rate senior notes with a principal balance of $400 million matured and were repaid in full.
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
Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion, and expires on December 6, 2022. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of June 30, 2022 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, may be used at our discretion.
The second agreement provides revolving credit facilities of $2.0 billion, and expires on December 7, 2026. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of June 30, 2022 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.
If the credit ratings established by Standard & Poors and Moody's differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate. There were no amounts outstanding under these facilities as of June 30, 2022.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2022, and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2022, 10% of net tangible assets was equivalent to $4.7 billion and we had no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $20.4 and $25.1 billion as of June 30, 2022 and December 31, 2021, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. LEASES
We have finance and operating leases for real estate, aircraft and engines, information technology equipment (primarily mainframes, servers and copiers), vehicles and various other equipment used in operating our business. Certain leases for real estate and aircraft contain options to purchase, extend or terminate the lease.
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
When available, we use the rate implicit in the lease to discount lease payments; however, the rate implicit in the lease is not readily determinable for substantially all of our leases. For these leases, we use an estimate of our incremental borrowing rate to discount lease payments based on information available at lease commencement. The incremental borrowing rate is derived using multiple inputs including our credit rating, the impact of full collateralization, lease term and denominated currency. Our remaining lease terms vary from 1 month to 138 years.
Aircraft
In addition to the aircraft that we own, we have leases for 311 aircraft. Of these leased aircraft, 19 are classified as finance leases, 18 are classified as operating leases and the remaining 274 are classified as short-term leases. A majority of the obligations associated with the aircraft classified as finance leases have been legally defeased. A majority of our long-term aircraft operating leases are operated by a third party to handle package and cargo volume in geographic regions where, due to government regulations, we are restricted from operating an airline.
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
We also enter into real estate leases that contain lease incentives, such as tenant improvement allowances or move-in allowances, that are received or receivable at lease commencement. These incentives reduce lease payments for classification purposes and reduce the initial ROU asset. When lease incentives are receivable at lease commencement, these also reduce the initial lease obligation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
From time to time, we enter into leases with the intention of purchasing the underlying property, either through purchase options with a fixed price or a purchase agreement negotiated contemporaneously with the lease agreement. We classify these leases as finance leases and include the purchase date and purchase price in the determination of the lease term and lease payments, respectively, when the option to exercise or purchase is reasonably certain.
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
The components of lease expense for the three and six months ended June 30, 2022 and 2021 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$184	$179	$367	$354
Finance lease costs:
Amortization of assets	28	23	56	46
Interest on lease liabilities	3	3	7	7
Total finance lease costs	31	26	63	53
Variable lease costs	64	62	132	127
Short-term lease costs	323	251	625	530
Total lease costs	$602	$518	$1,187	$1,064
In addition to the lease costs disclosed in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. There were no material impairments recognized during the three or six months ended June 30, 2022 or 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental information related to leases and location within our consolidated balance sheets is as follows (in millions, except lease term and discount rate):

	June 30, 2022	December 31, 2021
Operating Leases:
Operating lease right-of-use assets	$3,436	$3,562

Current maturities of operating leases	$562	$580
Non-current operating leases	2,962	3,033
Total operating lease obligations	$3,524	$3,613

Finance Leases:
Property, plant and equipment, net	$1,008	$1,225

Current maturities of long-term debt, commercial paper and finance leases	$79	$129
Long-term debt and finance leases	293	279
Total finance lease obligations	$372	$408

Weighted average remaining lease term (in years):
Operating leases	11.3	11.7
Finance leases	8.6	8.0

Weighted average discount rate:
Operating leases	2.06%	1.94%
Finance leases	3.06%	2.79%

Supplemental cash flow information related to leases is as follows (in millions):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$354	$364
Operating cash flows from finance leases	2	7
Financing cash flows from finance leases	105	33

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$345	$854
Finance leases	72	113

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease obligations as of June 30, 2022 are as follows (in millions):

	Finance Leases	Operating Leases
2022	$49	$304
2023	80	620
2024	54	521
2025	40	461
2026	33	415
Thereafter	196	1,748
Total lease payments	452	4,069
Less: Imputed interest	(80)	(545)
Total lease obligations	372	3,524
Less: Current obligations	(79)	(562)
Long-term lease obligations	$293	$2,962
As of June 30, 2022, we had $808 million of additional leases which had not commenced. These leases will commence between 2022 and 2023 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Minority Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2022, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of June 30, 2022, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interests accounts for the three and six months ended June 30, 2022 and 2021 (in millions, except per share amounts):

Three Months Ended June 30:	2022		2021
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	140	$2	148	$2
Stock award plans	2	—	2	—
Conversions of class A to class B common stock	(4)	—	(6)	—
Class A shares issued at end of period	138	$2	144	$2
Class B Common Stock
Balance at beginning of period	734	$7	722	$7
Common stock purchases	(6)	—	—	—
Conversions of class A to class B common stock	4	—	6	—
Class B shares issued at end of period	732	$7	728	$7
Additional Paid-In Capital
Balance at beginning of period		$1,231		$1,049
Common stock purchases		(983)		—
Stock award plans		212		193
Common stock issuances		113		87
Balance at end of period		$573		$1,329
Retained Earnings
Balance at beginning of period		$17,433		$10,748
Net income attributable to common shareowners		2,849		2,676
Dividends ($1.52 and $1.02 per share) (1)		(1,327)		(893)
Other		3		—
Balance at end of period		$18,958		$12,531
Non-Controlling Minority Interest
Balance at beginning of period		$18		$12
Change in non-controlling minority interest		3		5
Balance at end of period		$21		$17
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $44 and $33 million as of June 30, 2022 and 2021, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:	2022		2021
	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of period	138	$2	147	$2
Stock award plans	6	—	6	—
Common stock issuances	1	—	1	—
Conversions of class A to class B common stock	(7)	—	(10)	—
Class A shares outstanding at end of period	138	$2	144	$2
Class B Common Stock:
Balance at beginning of period	732	$7	718	$7
Common stock purchases	(7)	—	—	—
Conversions of class A to class B common stock	7	—	10	—
Class B shares outstanding at end of period	732	$7	728	$7
Additional Paid-In Capital:
Balance at beginning of period		$1,343		$865
Common stock purchases		(1,243)		—
Stock award plans		177		223
Common stock issuances		296		241
Balance at end of period		$573		$1,329
Retained Earnings:
Balance at beginning of period		$16,179		$6,896
Net income attributable to controlling interests		5,511		7,468
Dividends ($3.04 and $2.04 per share) (1)		(2,733)		(1,831)
Other		1		(2)
Balance at end of period		$18,958		$12,531
Non-Controlling Interests:
Balance at beginning of period		$16		$12
Change in non-controlling interest		5		5
Balance at end of period		$21		$17
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $166 and $113 million as of June 30, 2022 and 2021, respectively, that were settled in shares of class A common stock.

In August 2021, the Board of Directors authorized the company to repurchase up to $5.0 billion of class A and class B common stock. We repurchased 5.5 and 6.7 million shares of class B common stock for $983 million and $1.2 billion under this program during the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had $3.3 billion of our share repurchase authorization available. In July 2022, we announced that we anticipate our share repurchases will total approximately $3.0 billion for all of 2022.
Future share repurchases may be in the form of accelerated share repurchase programs, open market purchases or other methods we deem appropriate. The timing of share repurchases will depend upon market conditions. Unless terminated earlier by the Board of Directors, this program will expire when we have purchased all shares authorized for repurchase under the program.
Movements in additional paid-in capital in respect of stock award plans comprise accruals for unvested awards, offset by adjustments for awards that vest during the period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in accumulated other comprehensive income for the three and six months ended June 30, 2022 and 2021 was as follows (in millions):

Three Months Ended June 30:	2022	2021
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of period	$(1,202)	$(1,063)
Translation adjustment (net of tax effect of $7 and $(1))	(245)	48
Balance at end of period	(1,447)	(1,015)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of period	(7)	2
Current period changes in fair value (net of tax effect of $0 and $0)	(1)	—
Reclassification to earnings (net of tax effect of $0 and $0)	—	(1)
Balance at end of period	(8)	1
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	26	(109)
Current period changes in fair value (net of tax effect of $89 and $(14))	283	(43)
Reclassification to earnings (net of tax effect of $(16) and $(1))	(49)	(3)
Balance at end of period	260	(155)
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(2,074)	(3,489)
Net actuarial gain (loss) resulting from remeasurements of plan assets and liabilities (net of tax effect of $0 and $495)	—	1,569
Reclassification to earnings (net of tax effect of $6 and $8)	18	25
Balance at end of period	(2,056)	(1,895)
Accumulated other comprehensive income (loss) at end of period	$(3,251)	$(3,064)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:	2022	2021
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,162)	$(981)
Translation adjustment (net of tax effect of $7 and $29)	(285)	(34)
Balance at end of period	(1,447)	(1,015)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(1)	6
Current period changes in fair value (net of tax effect of $(2) and $0)	(7)	(1)
Reclassification to earnings (net of tax effect of $0 and $0)	—	(4)
Balance at end of period	(8)	1
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(17)	(223)
Current period changes in fair value (net of tax effect of $112 and $25)	355	81
Reclassification to earnings (net of tax effect of $(25) and $(4))	(78)	(13)
Balance at end of period	260	(155)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(2,098)	(5,915)
Net actuarial gain (loss) resulting from remeasurements of plan assets and liabilities (net of tax effect of $11 and $2,039)	31	6,470
Reclassification to earnings (net of tax effect of $3 and $(772))	11	(2,450)
Balance at end of period	(2,056)	(1,895)
Accumulated other comprehensive income (loss) at end of period	$(3,251)	$(3,064)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and six months ended June 30, 2022 and 2021 is as follows (in millions):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
Three Months Ended June 30:	2022	2021
Unrealized Gain (Loss) on Marketable Securities:
Realized gain (loss) on sale of securities	$—	$1	Investment income and other
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	1	Net income
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	(2)	(3)	Interest expense
Foreign currency exchange contracts	67	7	Revenue
Income tax (expense) benefit	(16)	(1)	Income tax expense
Impact on net income	49	3	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(24)	(36)	Investment income and other
Prior service credit for divested business	—	69	Other expenses
Plan amendments for divested business	—	(66)	Other expenses
Income tax (expense) benefit	6	8	Income tax expense
Impact on net income	(18)	(25)	Net income
Total amount reclassified for the period	$31	$(21)	Net income

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
Six Months Ended June 30:	2022	2021
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	$—	$4	Investment income and other
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	4	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(5)	(5)	Interest expense
Foreign currency exchange contracts	108	22	Revenue
Income tax (expense) benefit	(25)	(4)	Income tax expense
Impact on net income	78	13	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(47)	(71)	Investment income and other
Prior service credit for divested business	—	69	Other expenses
Plan amendments for divested business	—	(66)	Other expenses
Remeasurement of benefit obligation	—	3,290	Investment income and other
Curtailment of benefit obligation	33	—	Investment income and other
Income tax (expense) benefit	3	(772)	Income tax expense
Impact on net income	(11)	2,450	Net income
Total amount reclassified for the period	$67	$2,467	Net income

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
Activity in the deferred compensation program for the three and six months ended June 30, 2022 and 2021 was as follows (in millions):

	2022		2021
Three Months Ended June 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$12		$15
Reinvested dividends		1		1
Benefit payments		(1)		—
Balance at end of period		$12		$16
Treasury Stock:
Balance at beginning of period	—	$(12)	—	$(15)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	1	—	—
Balance at end of period	—	$(12)	—	$(16)

	2022		2021
Six Months Ended June 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$16		$20
Reinvested dividends		1		1
Benefit payments		(5)		(5)
Balance at end of period		$12		$16
Treasury Stock:
Balance at beginning of period	—	$(16)	—	$(20)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	5	—	5
Balance at end of period	—	$(12)	—	$(16)

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
Supply Chain Solutions
Supply Chain Solutions includes our Forwarding, Logistics, Coyote, Marken, UPS Mail Innovations and other businesses. Our Forwarding, Logistics and UPS Mail Innovations units provide services in more than 200 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, distribution and post-sales services, mail and consulting services. Coyote offers truckload brokerage services primarily in the United States. Marken is a global provider of supply chain solutions to the healthcare and life sciences industry, specializing in clinical trials logistics. Our other businesses include The UPS Store, UPS Capital, Roadie and Delivery Solutions. UPS Freight was included within this segment until its divestiture in the second quarter of 2021.
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income and other, interest expense and income tax expense. Certain expenses are allocated between the segments using activity-based costing methods that require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates would directly impact the expense allocated to each segment, and therefore the operating profit of each reporting segment. We periodically refine our allocation methodologies to reflect changes in our business. There were no significant changes to our allocation methodologies in the second quarter or year-to-date periods.
Results of operations for the three and six months ended June 30, 2022 and 2021 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
U.S. Domestic Package	$15,459	$14,402	$30,583	$28,412
International Package	5,073	4,817	9,949	9,424
Supply Chain Solutions	4,234	4,205	8,612	8,496
Consolidated revenue	$24,766	$23,424	$49,144	$46,332
Operating Profit:
U.S. Domestic Package	$1,829	$1,567	$3,491	$2,926
International Package	1,193	1,184	2,309	2,269
Supply Chain Solutions	513	507	986	828
Consolidated operating profit	$3,535	$3,258	$6,786	$6,023

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per-share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to common shareowners	$2,849	$2,676	$5,511	$7,468
Denominator:
Weighted average shares	871	870	871	869
Vested portion of restricted units	3	5	3	5
Denominator for basic earnings per share	874	875	874	874
Effect of dilutive securities:
Restricted units	1	2	3	3
Stock options	1	1	1	1
Denominator for diluted earnings per share	876	878	878	878
Basic earnings per share	$3.26	$3.06	$6.31	$8.54
Diluted earnings per share	$3.25	$3.05	$6.28	$8.51
Diluted earnings per share for the three months ended June 30, 2022 excluded the effect of 0.1 million shares of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. There were no antidilutive shares for the three months ended June 30, 2021. Antidilutive shares for the six months ended June 30, 2022 and 2021 were 0.1 million.

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
 As of June 30, 2022 and December 31, 2021, we had agreements with all of our active counterparties (covering all of our derivative positions) which contained early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties.
As of June 30, 2022 and December 31, 2021, we held cash collateral of $546 and $260 million, respectively, under these agreements. This collateral is included in Cash and cash equivalents in the consolidated balance sheets and our use of it is not restricted. As of June 30, 2022 and December 31, 2021, no collateral was required to be posted with our counterparties.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
We hedge our net investment in certain foreign operations with foreign currency denominated debt instruments. The use of foreign denominated debt as the hedging instrument allows the debt to be remeasured to foreign currency translation adjustment within other comprehensive income to offset the translation risk from those investments. Balances in the foreign currency translation adjustment account remain until the sale or substantially complete liquidation of the foreign entity, upon which we recognize these balances as a component of Investment income and other in the statements of consolidated income.
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
Outstanding Positions
As of June 30, 2022 and December 31, 2021, the notional amounts of our outstanding derivative positions were as follows (in millions):

		June 30, 2022	December 31, 2021
Currency hedges:
Euro	EUR	4,279	4,257
British Pound Sterling	GBP	1,421	1,402
Canadian Dollar	CAD	1,655	1,633
Hong Kong Dollar	HKD	4,327	4,033

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	1,000	1,000
Floating to Fixed Interest Rate Swaps	USD	28	28
As of June 30, 2022 and December 31, 2021, we had no outstanding commodity hedge positions.
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
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in the consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in the consolidated balance sheets had we elected to apply the right of offset as of June 30, 2022 and December 31, 2021 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$214	$100	$207	$82
Interest rate contracts	Other current assets	Level 2	—	11	—	11
Foreign currency exchange contracts	Other non-current assets	Level 2	328	123	320	90
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	2	2	2	2
Total Asset Derivatives			$544	$236	$529	$185

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$7	$19	$—	$1
Interest rate contracts	Other current liabilities	Level 2	1	—	1	—
Foreign currency exchange contracts	Other non-current liabilities	Level 2	8	33	—	—
Interest rate contracts	Other non-current liabilities	Level 2	6	10	6	10
Total Liability Derivatives			$22	$62	$7	$11
Our foreign currency exchange, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices. These derivatives are classified as Level 2. As of June 30, 2022 and December 31, 2021 we did not have any derivatives that were classified as Level 1 or Level 3 within the fair value hierarchy.
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of June 30, 2022 and December 31, 2021 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	June 30, 2022	June 30, 2022	December 31, 2021	December 31, 2021
Current maturities of long-term debt, commercial paper and finance leases	$999	$(1)	$1,010	$11
Long-term debt and finance leases	$280	$5	$280	$5
The cumulative amount of fair value hedging losses remaining for any hedged assets and liabilities for which hedge accounting has been discontinued as of June 30, 2022 is $5 million. These amounts will be recognized over the next 8 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Income Statement and AOCI Recognition
The following table indicates the amount of gains and (losses) that have been recognized in the statements of consolidated income for fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2022			2021
	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$3	$—	$—	$4	$—
Derivatives designated as hedging instruments	—	(3)	—	—	(4)	—
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(2)	—	—	(3)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	67	—		7		—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$67	$(2)	$—	$7	$(3)	$—

	Six Months Ended June 30,
	2022			2021
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$11	$—	$—	$10	$—
Derivatives designated as hedging instruments	—	(11)	—	—	(10)	—
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(5)	—	—	(5)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	108	—	—	22	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$108	$(5)	$—	$22	$(5)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the three and six months ended June 30, 2022 and 2021 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2022	2021
Interest rate contracts	$1	$(3)
Foreign currency exchange contracts	371	(54)
Total	$372	$(57)

Six Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2022	2021
Interest rate contracts	$4	$—
Foreign currency exchange contracts	463	106
Total	$467	$106

As of June 30, 2022, there were $199 million of unrealized pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12 month period ending June 30, 2023. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 10 years.
The following table indicates the amount of gains and (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three and six months ended June 30, 2022 and 2021 for those instruments designated as net investment hedges (in millions):

Three Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2022	2021
Foreign denominated debt	$181	$(47)
Total	$181	$(47)

Six Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2022	2021
Foreign denominated debt	$227	$77
Total	$227	$77

Additionally, we maintain foreign currency exchange forward contracts that are not designated as hedges. These foreign currency exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement and settlement risk for certain assets and liabilities in our consolidated balance sheets.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of foreign currency exchange forward contracts not designated as hedges for the three and six months ended June 30, 2022 and 2021 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2022	2021
Three Months Ended June 30:
Foreign currency exchange contracts	Investment income and other	$(58)	$3
Total		$(58)	$3

Six Months Ended June 30:
Foreign currency exchange contracts	Investment income and other	$(86)	$(3)
Total		$(86)	$(3)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. INCOME TAXES
Our effective tax rate increased to 22.9% in the second quarter from 22.1% in the same period of 2021 (22.3% year to date compared to 22.5% in 2021). The recognition in income tax of excess tax benefits related to share-based compensation reduced our effective rate by 0.1% in the second quarter compared to 0.3% in the same period of 2021 (1.2% year to date compared to 0.8% in 2021). Other items that impacted our effective tax rate in the second quarter compared to 2021 included favorable changes in uncertain tax positions and unfavorable changes in our jurisdictional earnings mix.
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
In the first six months of 2022, we recognized an immaterial income tax expense related to a pre-tax curtailment gain of $33 million on the UPS Canada Ltd. Retirement Plan. This income tax expense was generated at a higher average tax rate than the U.S. federal statutory tax rate because it included the effect of foreign taxes.
In the first six months of 2021, we recognized an income tax expense of $788 million related to a pre-tax mark-to-market gain of $3.3 billion on the UPS/IBT Full-Time Employee Pension Plan. This income tax expense was generated at a higher average tax rate than the U.S. federal statutory tax rate because it included the effect of U.S. state and local taxes.
As discussed in note 17, we recognized pre-tax transformation strategy costs of $41 million in the second quarter of 2022 compared to $116 million in the same period of 2021 ($96 million year to date compared to $234 million in the prior year). As a result, we recorded an income tax benefit of $10 million in the second quarter compared to $28 million in the same period of 2021 ($22 million year to date compared to $56 million in the prior year). The income tax benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate primarily due to the effect of U.S. state and local taxes and foreign taxes.
We recorded a pre-tax valuation allowance against assets held for sale of $66 million during the first quarter of 2021, resulting in an additional income tax benefit of $16 million. This income tax benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate due to the effect of U.S. state and local taxes. In the second quarter of 2021, we completed the divestiture of UPS Freight and recorded a pre-tax gain of $101 million. As a result, we recorded additional income tax expense of $24 million. The 2021 expense was generated at a higher average tax rate than the U.S. federal statutory tax rate due to the effect of U.S. state and local taxes.
Beginning in 2012, we were granted a tax incentive for certain of our non-U.S. operations, which was effective through December 31, 2021. During the first six months of 2022, the tax incentive was renegotiated and extended. The tax incentive is conditioned upon our meeting specific employment and investment thresholds, which we expect to meet. The impact of the tax incentive did not significantly change our effective tax rate for the first six months of 2022 compared to 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. TRANSFORMATION STRATEGY COSTS
In 2018, we launched a multi-year, enterprise-wide transformation strategy impacting our organization. The program includes investments, as well as changes in processes and technology, that impact global direct and indirect operating costs.
The table below presents transformation strategy costs for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Transformation Strategy Costs:
Compensation and benefits	$23	$55	$56	$131
Total other expenses	18	61	40	103
Total Transformation Strategy Costs	$41	$116	$96	$234

Income Tax Benefit from Transformation Strategy Costs	(10)	(28)	(22)	(56)
After Tax Transformation Strategy Costs	$31	$88	$74	$178
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Pursuing our Customer First, People Led, Innovation Driven strategy, we continue to build capabilities that create value for our customers. Our strategy involves creating speed and ease of access to our services, particularly in the parts of the market that value our end-to-end network, and driving productivity improvements in our business, while delivering strong financial results to our shareowners.
Customer First is focused on leveraging technology to enable digital commerce solutions. During the quarter, we expanded our Digital Access Program and our advanced technology healthcare solution that prioritizes complex healthcare shipments within our network. We also completed the acquisition of Delivery Solutions, a digital platform that optimizes customer deliveries across multiple networks. As part of our People Led strategic focus, we recently appointed a Chief Digital and Technology Officer to lead the continuing digital transformation of our business. Executing under our Innovation Driven strategic pillar, we continue to increase the agility and automation of our network with smart facility technology that better enables us to respond more rapidly to shifting volume trends and improves productivity.
A number of external factors contributed to a challenging operating environment for the first half of the year, including global inflation, which impacted consumer spending, geopolitical uncertainties, wage and labor market pressures, fuel prices and foreign currency exchange rates. Additionally, areas within Asia continued to experience shutdowns and other restrictions as a result of the ongoing COVID-19 pandemic. These factors resulted in disruptions to certain parts of our business, negatively impacted demand for our services and contributed to increases in certain of our operating costs. We expect these impacts will continue throughout the remainder of 2022.
Volume declined in our U.S. Domestic Package reportable segment in both the current year periods, driven by lower residential volume as we continued to optimize our network within our Better not Bigger strategic framework. Broader economic factors also contributed to reduced demand for residential deliveries. Revenue per piece growth more than offset the decline in volume for both the quarter and year to date. Successful execution of our strategy primarily drove increases in operating profit and operating margin in both periods.
Our International Package reportable segment was also impacted by those external factors, as well as the year-over-year impact of the COVID-19 pandemic on e-commerce spending. This resulted in volume declines in the current year periods, although the declines were more than offset by revenue per piece growth. Results were also impacted by the strengthening of the U.S. Dollar against European currencies. Despite the challenging global environment, we continued to invest in our business by adding strategic lanes to our network and creating joint ventures to expand our services.
Within Supply Chain Solutions, year-over-year revenue growth was impacted by the second quarter 2021 divestiture of UPS Freight. Operating profit and operating margin increased, driven by growth in Forwarding and Logistics. Our Forwarding business continued to benefit from elevated market rates in international airfreight and ocean freight, which we anticipate will decrease in the latter half of the year. Truckload brokerage increased operating profit through revenue quality initiatives. Operating profit growth in Logistics was driven by business growth across our operations, including healthcare.
Our strategic execution continued to result in the generation of strong cash flows in the first half of the year, which we are reinvesting in the business and returning to shareowners through dividends and share repurchases. We recently announced an increase in our targeted share repurchases for 2022 to $3.0 billion.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Highlights of our consolidated results, which are discussed in more detail below, include:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue (in millions)	$24,766	$23,424	$1,342	5.7%	$49,144	$46,332	$2,812	6.1%
Operating Expenses (in millions)	21,231	20,166	1,065	5.3%	42,358	40,309	2,049	5.1%
Operating Profit (in millions)	$3,535	$3,258	$277	8.5%	$6,786	$6,023	$763	12.7%
Operating Margin	14.3%	13.9%			13.8%	13.0%
Net Income (in millions)	$2,849	$2,676	$173	6.5%	$5,511	$7,468	$(1,957)	(26.2)%
Basic Earnings Per Share	$3.26	$3.06	$0.20	6.5%	$6.31	$8.54	$(2.23)	(26.1)%
Diluted Earnings Per Share	$3.25	$3.05	$0.20	6.6%	$6.28	$8.51	$(2.23)	(26.2)%

Operating Days	64	64			128	127
Average Daily Package Volume (in thousands)	23,071	24,236		(4.8)%	23,175	24,191		(4.2)%
Average Revenue Per Piece	$13.72	$12.26	$1.46	11.9%	$13.49	$12.19	$1.30	10.7%
•Revenue increased in all segments in the current year periods, with double-digit revenue per piece growth in our global small package operations.
•Average daily package volume in our global small package operations decreased, primarily due to business-to-consumer volume declines.
•Operating expenses increased for both the quarter and year to date, primarily driven by higher fuel prices.
•Operating profit increased in all segments for both the quarter and year to date. U.S. Domestic Package segment operating margin increased while International Package segment margin declined slightly in each period.
•Net income was $2.8 billion and diluted earnings per share was $3.25 for the second quarter ($5.5 billion and $6.28 per share year to date). Adjusted diluted earnings per share was $3.29 for the quarter ($6.33 per share year to date) after adjusting for the after-tax impacts of:
◦transformation strategy costs of $31 million, or $0.04 per diluted share, for the second quarter ($74 million and $0.08 per diluted share year to date); and
◦a first-quarter defined benefit plan curtailment gain of $24 million, or $0.03 per diluted share that impacted the year-to-date period.
In the U.S. Domestic Package segment, revenue increased for the quarter and year to date, primarily due to higher fuel revenue driven by increases in both price per gallon and in fuel surcharge rates as part of our pricing strategy. Revenue quality and favorable shifts in customer mix also contributed to the increase. These factors were partially offset by volume declines. Expenses increased due to higher fuel prices and higher compensation and benefits costs.
In the International Package segment, revenue increased for the quarter and year to date, driven by fuel revenue and revenue quality, partially offset by lower volumes and unfavorable currency movements. Expense increases were primarily driven by higher jet fuel prices.
In Supply Chain Solutions, revenue growth for the quarter and year to date was primarily attributable to Forwarding and Logistics. Forwarding revenue growth was driven by market price increases, while Logistics experienced growth across its operations, particularly healthcare. Expenses were relatively flat for the quarter and year to date, as higher transportation costs in Forwarding and Logistics were offset by a reduction in operating expenses due to the second quarter 2021 divestiture of UPS Freight.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supplemental Information - Items Affecting Comparability
We supplement the reporting of our financial information determined under generally accepted accounting principles in the United States ("GAAP") with certain non-GAAP financial measures. These include: "adjusted" compensation and benefits; operating expenses; operating profit; operating margin; other income and (expense); income before income taxes; income tax expense; effective tax rate; net income; and earnings per share. Adjusted financial measures may exclude the impact of period-over-period exchange rate changes and hedging activities, defined benefit plan gains and losses, transformation and other charges, goodwill and asset impairment charges, and divestitures, as described below.
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
Adjusted financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Our adjusted financial measures do not represent a comprehensive basis of accounting. Therefore, our adjusted financial measures may not be comparable to similarly-titled measures reported by other companies.
Adjusted amounts reflect the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Adjustments	2022	2021	2022	2021
Operating Expenses:
Transformation Strategy Costs	$41	$116	$96	$234
Asset Impairment Charges and Divestitures	—	(101)	—	(35)
Total Adjustments to Operating Expenses	$41	$15	$96	$199

Other Income and (Expense):
Defined Benefit Plan (Gains) and Losses	$—	$—	$(33)	$(3,290)
Total Adjustments to Other Income and (Expense)	$—	$—	$(33)	$(3,290)

Total Adjustments to Income Before Income Taxes	$41	$15	$63	$(3,091)

Income Tax (Benefit) Expense:
Transformation Strategy Costs	$(10)	$(28)	$(22)	$(56)
Asset Impairment Charges and Divestitures	—	24	—	8
Defined Benefit Plan (Gains) and Losses	—	—	9	788
Total Adjustments to Income Tax (Benefit) Expense	$(10)	$(4)	$(13)	$740

Total Adjustments to Net Income	$31	$11	$50	$(2,351)
Transformation and Other Charges, Goodwill and Asset Impairment Charges, and Divestitures
We supplement the presentation of our operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of charges related to transformation activities, goodwill and asset impairment charges, and divestitures. For more information regarding transformation activities, see note 17 to the unaudited, consolidated financial statements. For more information regarding goodwill and asset impairment charges, and divestitures, see note 4 to our audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Foreign Currency Exchange Rate Changes and Hedging Activities
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
We recognize changes in the fair value of plan assets and net actuarial gains and losses in excess of a 10% corridor (defined as 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation), as well as gains and losses resulting from plan amendments, for our pension and postretirement defined benefit plans immediately as part of Investment income and other in the statements of consolidated income. We supplement the presentation of our income before income taxes, net income and earnings per share with adjusted measures that exclude the impact of these gains and losses and the related income tax effects. We believe excluding these defined benefit plan gains and losses provides important supplemental information by removing the volatility associated with plan amendments and short-term changes in market interest rates, equity values and similar factors.
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
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the second quarter or year-to-date periods.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,910	2,071		(7.8)%	1,928	2,041		(5.5)%
Deferred	1,401	1,581		(11.4)%	1,455	1,548		(6.0)%
Ground	16,374	16,856		(2.9)%	16,330	16,842		(3.0)%
Total Average Daily Package Volume	19,685	20,508		(4.0)%	19,713	20,431		(3.5)%
Average Revenue Per Piece:
Next Day Air	$21.73	$18.53	$3.20	17.3%	$21.27	$18.47	$2.80	15.2%
Deferred	15.52	12.98	2.54	19.6%	15.10	13.09	2.01	15.4%
Ground	10.89	9.86	1.03	10.4%	10.77	9.84	0.93	9.5%
Total Average Revenue Per Piece	$12.27	$10.97	$1.30	11.9%	$12.12	$10.95	$1.17	10.7%
Operating Days in Period	64	64			128	127
Revenue (in millions):
Next Day Air	$2,656	$2,456	$200	8.1%	$5,250	$4,787	$463	9.7%
Deferred	1,392	1,313	79	6.0%	2,812	2,573	239	9.3%
Ground	11,411	10,633	778	7.3%	22,521	21,052	1,469	7.0%
Total Revenue	$15,459	$14,402	$1,057	7.3%	$30,583	$28,412	$2,171	7.6%
Operating Expenses (in millions):
Operating Expenses	$13,630	$12,835	$795	6.2%	$27,092	$25,486	$1,606	6.3%
Transformation and Other Charges	(26)	(108)	82	(75.9)%	(69)	(212)	143	(67.5)%
Adjusted Operating Expense	$13,604	$12,727	$877	6.9%	$27,023	$25,274	$1,749	6.9%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,829	$1,567	$262	16.7%	$3,491	$2,926	$565	19.3%
Adjusted Operating Profit	$1,855	$1,675	$180	10.7%	$3,560	$3,138	$422	13.4%
Operating Margin	11.8%	10.9%			11.4%	10.3%
Adjusted Operating Margin	12.0%	11.6%			11.6%	11.0%
Revenue
The change in revenue was due to the following factors:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Second quarter 2022 vs. 2021	(4.0)%	4.7%	6.6%	7.3%
Year to date 2022 vs. 2021	(2.8)%	5.0%	5.4%	7.6%
Year to date, revenue also benefited from one additional operating day in the first half of 2022.
Volume
Average daily volume decreased in the second quarter and year to date, driven by an 8.2% decline in residential shipments (down 7.8% year to date). The decline in residential shipments for the quarter was primarily attributable to the optimization of volume from certain large customers as we continued to execute within our Better Not Bigger strategic framework. These declines were slightly offset by growth from small- and medium-sized businesses ("SMBs") and increased business-to-business shipments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume for the quarter and year to date was also impacted by rising inflation that affected consumer demand and by a shift in consumer spending towards services. Business-to-consumer shipments for both the quarter and year to date represented approximately 57.3% of average daily volume, compared to 59.9% and 60.0%, respectively, in 2021.
Business-to-business shipments increased 2.3% for the quarter (up 2.9% year to date), with growth primarily in our Ground commercial product. We experienced growth from all customer segments as business-to-business activity continued to return to pre-pandemic levels. Overall, we anticipate that average daily volume will improve slightly in the second half of 2022 compared to the first half of the year.
Within our Air products, average daily volume decreased for the quarter, driven by lower volumes from certain of our large customers. Year to date, these declines were slightly offset by increases in Next Day Air volume from SMBs and other customers.
Within our Ground products, average daily volume decreased for the quarter and year to date, as declines in SurePost and Ground residential outpaced the gains in Ground commercial. SurePost and Ground residential average daily volumes decreased 4.8% and 8.1%, respectively, for the quarter (both decreased 7.7% year to date), driven by a reduction in shipments from a number of large retail customers. Ground residential was also impacted by changes in consumer spending as discussed above. Ground commercial volume increased 4.1% and 4.4% for the quarter and year to date, respectively, with growth from all customer segments as business activity continued to increase.
Rates and Product Mix
Revenue per piece in both our Air and Ground products increased for both the second quarter and year to date, driven by increases in fuel surcharges, base rates, pricing actions and favorable changes in customer mix as we continued to optimize volume within our network. Rates for Air and Ground products increased an average of 5.9% in December 2021, and our SurePost rates also increased at that time. In our Next Day Air and Deferred products, overall revenue per piece growth for the quarter and year to date was slightly impacted by a reduction in average billable weight per piece.
For the remainder of 2022, we anticipate that revenue per piece growth will moderate relative to the first half of the year.
Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that is adjusted weekly. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price.
Total domestic fuel surcharge revenue increased $949 million in the second quarter (up $1.6 billion year to date), driven by increases in both price per gallon and in fuel surcharge rates as part of our pricing strategy. We expect fuel surcharge revenue to remain elevated throughout the remainder of 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year-over-year impact of transformation and other charges, increased for the quarter and year to date, partly due to the impact of one additional operating day in the year-to-date period. The cost of operating our integrated air and ground network increased $345 million (up $624 million year to date) and pickup and delivery costs increased $334 million (up $789 million year to date). Other indirect operating costs increased $176 million (up $234 million year to date) and package sorting costs increased $22 million (up $102 million year to date). These increases included the following:
•Higher fuel costs primarily attributable to increases in the price of jet fuel, diesel and gasoline, which we expect to persist.
•Increases in employee benefits expense for our union workforce primarily due to contractual rate increases for contributions to multiemployer benefit plans. We expect an additional contractual rate increase in the third quarter, in addition to higher year-over-year service cost for our company-sponsored pension plans.
•Higher compensation expense due to union contractual rate increases, cost of living and market-rate adjustments for our union workforce. These increases were partially offset by lower volumes, which led to a decrease in average daily union labor hours. We expect compensation expense will increase in the second half of the year as a result of the annual contractual rate increase, as well as additional cost of living and market-rate adjustments. Overall, we expect that compensation and benefits costs will increase by approximately $600 million year over year in the second half of 2022.
•Reallocation of Ground with Freight Pricing product expense following the second quarter 2021 divestiture of UPS Freight, which resulted in $26 million of increased segment operating expenses.
•Inflationary pressures that also contributed to cost increases in repairs and maintenance and facility operating costs.
Total cost per piece increased 10.6% for the second quarter (up 9.3% year to date). Excluding the impact of transformation and other charges, adjusted cost per piece increased 11.4% for the second quarter and 9.9% year to date, for the reasons described above. We anticipate that the cost per piece growth rate will moderate in the second half of the year and remain below revenue per piece growth as we expect our productivity initiatives to more than offset rising costs.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $262 million in the second quarter (up $565 million year to date), with operating margin increasing 90 basis points to 11.8% (up 110 basis points to 11.4% year to date). Excluding the year-over-year impact of transformation and other charges, adjusted operating profit increased $180 million for the quarter (up $422 million year to date), with adjusted operating margin increasing 40 basis points to 12.0% (up 60 basis points to 11.6% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Average Daily Package Volume (in thousands):
Domestic	1,703	1,967		(13.4)%	1,754	1,988		(11.8)%
Export	1,683	1,761		(4.4)%	1,708	1,772		(3.6)%
Total Average Daily Package Volume	3,386	3,728		(9.2)%	3,462	3,760		(7.9)%
Average Revenue Per Piece:
Domestic	$7.61	$7.44	$0.17	2.3%	$7.48	$7.38	$0.10	1.4%
Export	36.91	32.60	4.31	13.2%	35.47	31.85	3.62	11.4%
Total Average Revenue Per Piece	$22.17	$19.32	$2.85	14.8%	$21.29	$18.91	$2.38	12.6%
Operating Days in Period	64	64			128	127
Revenue (in millions):
Domestic	$829	$936	$(107)	(11.4)%	$1,680	$1,864	$(184)	(9.9)%
Export	3,976	3,674	302	8.2%	7,754	7,167	587	8.2%
Cargo and Other	268	207	61	29.5%	515	393	122	31.0%
Total Revenue	$5,073	$4,817	$256	5.3%	$9,949	$9,424	$525	5.6%
Operating Expenses (in millions):
Operating Expenses	$3,880	$3,633	$247	6.8%	$7,640	$7,155	$485	6.8%
Transformation and Other Charges	(11)	(6)	(5)	83.3%	(15)	(12)	(3)	25.0%
Adjusted Operating Expenses	$3,869	$3,627	$242	6.7%	$7,625	$7,143	$482	6.7%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,193	$1,184	$9	0.8%	$2,309	$2,269	$40	1.8%
Adjusted Operating Profit	$1,204	$1,190	$14	1.2%	$2,324	$2,281	$43	1.9%
Operating Margin	23.5%	24.6%			23.2%	24.1%
Adjusted Operating Margin	23.7%	24.7%			23.4%	24.2%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(261)				$(404)
Operating Expenses			201				316
Operating Profit			$(60)				$(88)
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.

Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Second quarter 2022 vs. 2021	(9.2)%	9.5%	10.4%	(5.4)%	5.3%
Year to date 2022 vs. 2021	(7.1)%	8.6%	8.4%	(4.3)%	5.6%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased in the second quarter and year to date for both domestic and export products. Volume declined from both large customers and SMBs, primarily in the retail and technology sectors. Business-to-consumer volume decreased 22.8% for the quarter (down 21.7% year to date), driven by challenging global economic conditions, including rising inflation, geopolitical uncertainty and COVID-19 disruptions in Asia. Consumer e-commerce spending declined relative to the first half of 2021 when COVID-19 restrictions were in place in a number of countries, contributing to the year-over-year decline in residential volume. These factors also impacted business-to-business volume, which decreased 2.4% for the quarter (down 1.0% year to date). We expect overall volume growth rates to improve in the second half of the year, relative to the first half.
Export volume decreased for both the quarter and year to date periods, driven by declines in Europe and Asia. European volume declines were highest on intra-Europe trade lanes, driven by overall economic conditions. The intra-Europe declines were slightly offset by growth on the Europe to U.S. trade lane. The decline in Asia export volume for the quarter and year-to-date periods was primarily driven by COVID-19 disruptions, which resulted in fewer flights being operated and reduced business activity in certain areas within China.
We experienced a slight volume decline in our premium Express products for both the quarter and year to date, driven by declines in our Transborder Express Saver product. Volume for our non-premium export products decreased 4.3% in the quarter (down 3.3% year to date), primarily driven by declines in our Transborder Standard and Worldwide Expedited products. The decline in our Transborder products was driven by the factors discussed above, while the decline in our Worldwide Expedited product resulted from shifts in customer preferences.
Domestic volume also declined for the quarter and year to date, particularly in Canada and Germany, where the COVID-19 restrictions discussed above impacted year-over-year residential volume.
Rates and Product Mix
In December 2021, we implemented an average 5.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market. Additionally, we continue to apply demand-related surcharges on certain lanes.
Total revenue per piece increased 14.8% in the quarter (up 12.6% year to date), primarily due to fuel surcharges and pricing structure changes, including demand-related surcharges, as well as favorable shifts in customer and product mix. These increases were partially offset by unfavorable currency movements. Excluding the impact of currency, revenue per piece increased 20.9% in the quarter (up 17.3% year to date). We expect our overall revenue per piece to decrease slightly for the remainder of the year. Additionally, we expect year-over-year growth in demand-related surcharges to moderate during the second half of the year.
Export revenue per piece increased 13.2% in the quarter (up 11.4% year to date) for the reasons described above. Excluding the impact of currency, export revenue per piece increased 17.9% in the quarter (up 14.9% year to date).
Domestic revenue per piece remained relatively flat for the second quarter and year to date, as unfavorable currency movements offset growth driven by the factors described above. Excluding the impact of currency, domestic revenue per piece increased 13.6% (up 10.2% year to date).
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
Total international fuel surcharge revenue increased by $451 million for the second quarter (up $710 million year to date), driven by increases in both price per gallon and in fuel surcharge rates as part of our pricing strategy. These increases were slightly offset by volume declines. We expect fuel surcharges to continue to remain elevated throughout the remainder of 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year-over-year impact of transformation and other charges, increased in both the second quarter and year to date. The costs of operating our integrated international air and ground network increased $444 million for the quarter (up $739 million year to date), primarily due to higher fuel prices and additional aircraft charters. We expect these costs to remain elevated throughout the remainder of 2022.
Pickup and delivery costs decreased $113 million in the quarter (down $151 million year to date), as inflationary pressures were more than offset by favorable currency movements and volume declines. Overall, other indirect and package sorting costs remained relatively flat for the quarter and year to date.
Substantially all of our operations in Russia, Belarus and Ukraine remain suspended, which actions have not had a material impact on us. We are continuing to monitor the evolving impact of Russia’s invasion of Ukraine on the global economy and evaluating our long-term strategy in the region.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $9 million for the second quarter (up $40 million year to date), with operating margin decreasing 110 basis points to 23.5% (down 90 basis points to 23.2% year to date). Excluding the year-over-year impact of transformation and other charges, adjusted operating profit increased $14 million in the quarter (up $43 million year to date), while adjusted operating margin decreased 100 basis points to 23.7% (down 80 basis points to 23.4% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue (in millions):
Forwarding	$2,389	$2,309	$80	3.5%	$4,978	$4,381	$597	13.6%
Logistics	1,290	1,162	128	11.0%	2,541	2,266	275	12.1%
Freight	—	297	(297)	(100.0)%	—	1,064	(1,064)	(100.0)%
Other	555	437	118	27.0%	1,093	785	308	39.2%
Total Revenue	$4,234	$4,205	$29	0.7%	$8,612	$8,496	$116	1.4%
Operating Expenses (in millions):
Operating Expenses	$3,721	$3,698	$23	0.6%	$7,626	$7,668	$(42)	(0.5)%
Transformation Strategy Costs	(4)	(2)	(2)	100.0%	(12)	(10)	(2)	20.0%
Asset Impairment Charges and Divestitures	—	101	(101)	(100.0)%	—	35	(35)	(100.0)%
Adjusted Operating Expenses:	$3,717	$3,797	$(80)	(2.1)%	$7,614	$7,693	$(79)	(1.0)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$513	$507	$6	1.2%	$986	$828	$158	19.1%
Adjusted Operating Profit	$517	$408	$109	26.7%	$998	$803	$195	24.3%
Operating Margin	12.1%	12.1%			11.4%	9.7%
Adjusted Operating Margin	12.2%	9.7%			11.6%	9.5%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(62)				$(99)
Operating Expenses			77				117
Operating Profit			$15				$18
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Transformation Strategy Costs (in millions):
Forwarding	$2	$1	$1	100.0%	$8	$6	$2	33.3%
Logistics	1	1	—	—%	2	3	(1)	(33.3)%
Freight	—	—	—	N/A	—	1	(1)	(100.0)%
Other	1	—	1	N/A	2	—	2	N/A
Total Transformation Strategy Costs	$4	$2	$2	100.0%	$12	$10	$2	20.0%

Revenue
Total revenue for Supply Chain Solutions increased $29 million in the second quarter (up $116 million year to date) as strong revenue growth across a number of our businesses offset a $297 million decrease ($1.1 billion year-to-date decrease) attributable to the divestiture of UPS Freight in the second quarter of 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forwarding revenue increased for both the quarter and year to date. In our international airfreight business, both volume and revenue declined in the second quarter, driven by the impacts of COVID restrictions in Asia and lower market demand. Year-to-date volume also declined, but was more than offset by the impact of elevated market rates and demand-related surcharges in the first quarter. Ocean freight forwarding revenue increased for both the quarter and year to date as market rates remained elevated due to capacity constraints, while volume declined. We expect rates to moderate during the remainder of 2022 in both the air and ocean freight markets as capacity returns to the market. While volume in our truckload brokerage business declined in the quarter and year-to-date periods, revenue remained relatively flat for the quarter, and increased $140 million year to date, driven by revenue quality initiatives.
Within Logistics, our healthcare operations experienced strong revenue growth for the quarter and year to date, driven by pharmaceuticals, clinical trials and lab customers. Revenue in our mail services business increased for both the quarter and year to date, driven by rate increases and a favorable shift in product characteristics, partially offset by lower volumes. Our other distribution operations experienced year-over-year revenue growth for both the quarter and year to date, driven by service expansion, revenue quality initiatives and strong demand for warehouse space.
Revenue from the other businesses within Supply Chain Solutions increased for both the quarter and year to date, driven by services provided to the acquirer of UPS Freight under certain transition services agreements, and by the acquisition of Roadie, Inc. in the fourth quarter of 2021.
Operating Expenses
Total operating expenses in Supply Chain Solutions increased for the quarter but decreased year to date. This included a decrease of $168 million ($952 million year to date) due to the divestiture of UPS Freight. Operating expenses, excluding the year-over-year impact of transformation and other charges, decreased for both the quarter and year to date.
Forwarding operating expenses decreased $50 million for the quarter, driven by a reduction in purchased transportation expense resulting from lower volumes in truckload brokerage and international airfreight. The impact of volume declines in the quarter was partially offset by elevated ocean freight forwarding and truckload brokerage rates. Year to date, operating expenses increased $342 million, primarily due to higher purchased transportation expense in our international airfreight and ocean freight forwarding businesses.
Logistics operating expenses increased $109 million for the quarter (up $235 million year to date) resulting from increases in third-party transportation and compensation and benefits expenses as a result of business growth and inflationary pressures. We anticipate that inflation and labor market pressures may continue to drive higher costs throughout the remainder of the year.
Expenses in the other businesses within Supply Chain Solutions increased for the quarter and year to date, largely due to transportation and other costs incurred in providing transition services to the acquirer of UPS Freight and the acquisition of Roadie, Inc..
Operating Profit and Margin
As a result of the factors described above, operating profit increased $6 million for the quarter (up $158 million year to date), with operating margin remaining unchanged at 12.1% (up 170 basis points to 11.4% year to date). Excluding the year-over-year impact of transformation strategy costs, goodwill and asset impairments, and divestitures, adjusted operating profit increased $109 million for the quarter (up $195 million year to date), with adjusted operating margin increasing 250 basis points to 12.2% (up 210 basis points to 11.6% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,358	$11,327	$31	0.3%	$22,974	$22,810	$164	0.7%
Transformation and Other Charges	(23)	(55)	$32	(58.2)%	(56)	(131)	75	(57.3)%
Adjusted Compensation and benefits	$11,335	$11,272	$63	0.6%	$22,918	$22,679	$239	1.1%

Repairs and maintenance	$643	$599	$44	7.3%	$1,269	$1,218	$51	4.2%
Depreciation and amortization	762	739	23	3.1%	1,526	1,461	65	4.4%
Purchased transportation	4,385	4,446	(61)	(1.4)%	8,985	8,689	296	3.4%
Fuel	1,697	915	782	85.5%	2,917	1,722	1,195	69.4%
Other occupancy	420	402	18	4.5%	911	868	43	5.0%
Other expenses	1,966	1,738	228	13.1%	3,776	3,541	235	6.6%
Total Other expenses	9,873	8,839	1,034	11.7%	19,384	17,499	1,885	10.8%
Transformation and Other Charges	(18)	(61)	43	(70.5)%	(40)	(103)	63	(61.2)%
Asset impairment charges and divestitures	—	101	(101)	(100.0)%	—	35	(35)	(100.0)%
Adjusted Total Other expenses	$9,855	$8,879	$976	11.0%	$19,344	$17,431	1,913	11.0%

Total Operating Expenses	$21,231	$20,166	$1,065	5.3%	$42,358	$40,309	$2,049	5.1%
Adjusted Total Operating Expenses	$21,190	$20,151	$1,039	5.2%	$42,262	$40,110	$2,152	5.4%

Currency (Benefit) / Cost - (in millions)*			$(278)				$(433)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs:
Compensation	$8	$8	$—	—%	$24	$14	$10	71.4%
Benefits	15	47	(32)	(68.1)%	32	117	(85)	(72.6)%
Other occupancy	—	2	(2)	(100.0)%	—	3	(3)	(100.0)%
Other expenses	18	59	(41)	(69.5)%	40	100	(60)	(60.0)%
Total Transformation Strategy Costs	$41	$116	$(75)	(64.7)%	$96	$234	$(138)	(59.0)%
Asset impairment charges and divestitures:
Other expenses	$—	$(101)	$101	(100.0)%	$—	$(35)	$35	(100.0)%
Total Adjustments to Operating Expenses	$41	$15	$26	173.3%	$96	$199	$(103)	(51.8)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Total compensation and benefits, and total compensation and benefits excluding the year-over-year impact of transformation and other charges, increased for the quarter and year to date.
Total compensation costs and total compensation costs excluding transformation and other charges decreased $100 million in the quarter. For the year-to-date period, total compensation costs and total compensation costs excluding transformation and other charges decreased $69 million and $79 million, respectively. U.S. Domestic direct labor costs increased for both the quarter and year to date, driven by increases in wage rates and additional headcount in our line-haul network operations. These increases were partially offset by a reduction in labor hours due to decreases in average daily volume. Management compensation decreased for both the quarter and year to date, driven by decreases in commissions and incentive compensation awards, partially offset by increases in part-time management wages and headcount. The divestiture of UPS Freight reduced compensation costs by $93 million for the quarter ($328 million reduction year to date).
Benefits costs increased $131 million for the quarter (up $233 million year to date). Excluding the year-over-year impact of transformation and other charges, adjusted benefits costs increased $163 million for the quarter (up $318 million year to date). The primary drivers were:
•Health and welfare costs increased $59 million for the quarter (up $99 million year to date), due to increased contributions to multiemployer plans as a result of contractual rate increases. This was partly offset by the impact of divesting UPS Freight, which reduced our costs by $16 million for the quarter ($65 million reduction year to date).
•Pension and other postretirement benefits costs increased by $57 million for the quarter (up $20 million year to date), due to higher service costs for company-sponsored plans and increased contributions to multiemployer plans as a result of contractually-mandated contribution increases. The divestiture of UPS Freight drove a reduction in expense of $10 million for the quarter ($46 million reduction year to date).
•Vacation, excused absence, payroll taxes and other costs increased $22 million for the quarter (up $131 million year to date), primarily due to wage growth.
•Workers' compensation costs decreased $32 million for the quarter (up $3 million year to date), driven by changes in claims development trends relative to the prior year.
Repairs and Maintenance
Expense increased for both the quarter and year to date, due to an increase in planned building maintenance as well as increases in the cost of materials and supplies. We also incurred higher costs for aircraft engine and airframe maintenance in both the quarter and year-to-date periods due to the timing of scheduled maintenance events.
Depreciation and Amortization
Depreciation and amortization expense increased as a result of facility automation and expansion projects coming into service, investments in internally developed software and the amortization of intangible assets acquired as part of the Roadie, Inc. acquisition in the fourth quarter of 2021.
Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers decreased for the second quarter but increased year to date. The changes were primarily driven by:
•Supply Chain Solutions expense decreased by $19 million for the quarter, resulting from volume declines in our international airfreight and truckload brokerage businesses that were largely offset by increases in ocean freight rates and growth in our logistics operations. Year to date, this expense increased $326 million, due to rate increases in international airfreight, ocean freight and truckload brokerage, slightly offset by the impact of volume reductions within these businesses.
•The divestiture of UPS Freight resulted in a $73 million decrease in expense for the quarter ($260 million decrease year to date) within Supply Chain Solutions, which was somewhat offset by the cost of transportation procured under transition service agreements with the acquirer of the business.
•U.S. Domestic expense decreased $41 million (down $42 million year to date), driven by a reduction in ground volume handled by third-party carriers and network optimization initiatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Fuel
The increase in fuel expense for both the quarter and year to date was primarily driven by higher prices for jet fuel, diesel and gasoline. Market prices and the manner in which we purchase fuel may influence the impact on our costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs.
Other Occupancy
Other occupancy expense increased for both the quarter and year to date as a result of additional operating facilities coming into service, higher utilities costs and increases in rental rates.
Other Expenses
Other expenses, and other expenses excluding the year-over-year impact of transformation and other charges, increased for both the quarter and year to date, primarily as a result of:
•An increase of $56 million in the quarter ($70 million increase year to date) in commissions paid for certain online shipments.
•An increase of $23 million in the quarter ($36 million increase year to date) in our allowance for credit losses, primarily resulting from a deterioration in economic forecasts relative to the prior year.
•Hosted software application fees and other technology costs increased $21 million in the quarter (up $52 million year to date), in support of ongoing investments in our digital transformation.
•Professional fees increased $20 million in the quarter (up $23 million year to date) as a result of an increase in services provided to various business units.
•The cost of goods provided under transition service agreements to the acquirer of UPS Freight increased $13 million in the quarter ($41 million year to date).
Other increases for the quarter and year to date included costs related to the lease and purchase of additional vehicles for our network and self-insured automobile liability expense driven by increases in the frequency and severity of claims. These increases were partially offset by favorable developments in certain legal and tax contingencies and a reduction in asset impairment charges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income and other and interest expense for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Investment Income and Other	$333	$345	$(12)	(3.5)%	$648	$3,961	$(3,313)	(83.6)%
Defined Benefit Plan (Gains) and Losses	—	—	—	N/A	(33)	(3,290)	3,257	(99.0)%
Adjusted Investment Income and Other	$333	$345	$(12)	(3.5)%	$615	$671	$(56)	(8.3)%

Interest Expense	(171)	(167)	(4)	2.4%	(345)	(344)	(1)	0.3%
Total Other Income and (Expense)	$162	$178	$(16)	(9.0)%	$303	$3,617	$(3,314)	(91.6)%
Adjusted Other Income and (Expense)	$162	$178	$(16)	(9.0)%	$270	$327	$(57)	(17.4)%
Investment Income and Other
The decrease in investment income and other for the quarter was primarily due to changes in the fair value of certain non-current investments and a decrease in other pension income. These losses were partially offset by foreign currency gains and higher yields on invested assets.
Year to date, investment income and other decreased $3.3 billion due to year-over-year changes in defined benefit plan adjustments. We recognized a $3.3 billion defined benefit plan mark-to-market gain in 2021 compared to a $33 million defined benefit plan curtailment gain in 2022. Excluding the impact of these defined benefit plan gains, adjusted investment income and other decreased $56 million, primarily due to year-over-year changes in the fair value of certain non-current investments, as well as a decrease in other pension income.
Other pension income decreased $4 million for the quarter (down $20 million year to date) due to the following:
•Lower expected returns on pension assets as a result of a reduction in our rate of return assumption, partially offset by a higher asset base due to contributions and positive asset returns in 2021.
•Higher pension interest cost due to an increase in projected benefit obligations and changes in demographic assumptions, partially offset by the impact of lower discount rates for the quarter. Year to date, pension interest cost increased due to the impact of changes in demographic data.
•Prior service cost decreased as the cost base from certain plan amendments became fully amortized during 2021.
Interest Expense
The increase in interest expense for both the quarter and year to date was primarily due to higher effective interest rates on floating rate debt and a reduction in capitalized interest, partially offset by lower average outstanding debt balances and a positive impact from currency exchange rates on foreign currency denominated debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Income Tax Expense	$848	$760	$88	11.6%	$1,578	$2,172	$(594)	(27.3)%
Income Tax Impact of:
Transformation Strategy Costs	10	28	(18)	(64.3)%	22	56	(34)	(60.7)%
Asset Impairment Charges and Divestitures	—	(24)	24	(100.0)%	—	(8)	8	(100.0)%
Defined Benefit Plan (Gains) and Losses	—	—	—	N/A	(9)	(788)	779	(98.9)%
Adjusted Income Tax Expense	$858	$764	$94	12.3%	$1,591	$1,432	$159	11.1%
Effective Tax Rate	22.9%	22.1%			22.3%	22.5%
Adjusted Effective Tax Rate	22.9%	22.1%			22.2%	21.9%
For additional information on our income tax expense and effective tax rate, see note 16 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of June 30, 2022, we had $12.1 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures and pension contributions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations. We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Six Months Ended June 30,
	2022	2021
Net income	$5,511	$7,468
Non-cash operating activities (a)	3,059	400
Pension and postretirement benefit plan contributions (company-sponsored plans)	(123)	(276)
Hedge margin receivables and payables	286	(25)
Income tax receivables and payables	14	258
Changes in working capital and other non-current assets and liabilities	(376)	631
Other operating activities	(78)	(2)
Net cash from operating activities	$8,293	$8,454
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
Net cash from operating activities decreased $161 million in the 2022 period, primarily due to:
•An unfavorable change in working capital due to the timing of payroll and other compensation-related items, as well as the settlement of duties and taxes on behalf of our customers.
•A reduction in income taxes payable due to the timing of tax payments relative to accruals.
•A decrease in contributions to our company-sponsored pension and U.S. postretirement medical benefit plans, driven by the timing of contributions to our U.S. postretirement medical plan.
•An increase in our net hedge margin collateral position due to changes in the fair value of derivative contracts used in our currency and interest rate hedging programs.
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
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of June 30, 2022 and 2021, suppliers sold them $599 and $412 million, respectively, of our outstanding payment obligations. Amounts due to suppliers that participate in the SCF program may be reflected in cash flows from operating activities or cash flows from investing activities in our consolidated statements of cash flows. The amounts settled through the SCF program were approximately $712 and $578 million for the six months ended June 30, 2022 and 2021, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2022, approximately $3.6 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases, pension contributions and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash used in investing activities	$(1,499)	$(734)

Capital Expenditures:
Buildings, facilities and plant equipment	$(524)	$(719)
Aircraft and parts	(406)	(438)
Vehicles	(129)	(261)
Information technology	(329)	(252)
Total Capital Expenditures	$(1,388)	$(1,670)

Capital Expenditures as a % of revenue	2.8%	3.6%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$9	$863
Net change in finance receivables	$7	$16
Net (purchases), sales and maturities of marketable securities	$(2)	$73
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(99)	$(5)
Other investing activities	$(26)	$(11)
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
Total capital expenditures decreased in the 2022 period, primarily due to:
•Spending on buildings, facilities and plant equipment in our global small package business decreased as supply chain disruptions resulted in delays in certain projects.
•Aircraft expenditures decreased due to fewer payments associated with the delivery of aircraft, partially offset by increases in contract deposits on open aircraft orders.
•Vehicle expenditures decreased as supply chain disruptions impacted delivery schedules.
•Information technology expenditures increased due to additional deployments of technology equipment and capitalized software projects.
The net change in finance receivables was primarily due to reductions in outstanding balances within our finance portfolios. Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will fluctuate from period to period.
The increase in cash paid for business acquisitions in 2022 was primarily due to the acquisition of Delivery Solutions, as well as the purchase of additional development areas for The UPS Store relative to the 2021 period. Other investing activities were impacted by changes in our non-current investments, purchase contract deposits and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (amounts in millions, except per share data):

	Six Months Ended June 30,
	2022	2021
Net cash used in financing activities	$(5,286)	$(4,038)
Share Repurchases:
Cash paid to repurchase shares	(1,242)	—
Number of shares repurchased	6.7	—
Shares outstanding at period end	870	872
Dividends:
Dividends declared per share	$3.04	$2.04
Cash paid for dividends	$(2,567)	$(1,718)
Borrowings:
Net borrowings (repayments) of debt principal	$(1,105)	$(2,101)
Other Financing Activities:
Cash received for common stock issuances	$136	$141
Other financing activities	$(508)	$(360)
Capitalization:
Total debt outstanding at period end	20,576	22,591
Total shareowners’ equity at period end	16,310	10,822
Total capitalization	$36,886	$33,413
We repurchased 6.7 million shares of class B common stock for $1.2 billion under our stock repurchase program during the six months ended June 30, 2022. We did not repurchase any shares during the six months ended June 30, 2021. In July 2022, we announced that we anticipate our share repurchases will total approximately $3.0 billion for all of 2022. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.
We increased our quarterly cash dividend to $1.52 per share in 2022, compared to $1.02 in 2021. The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors.
There were no issuances of debt during the six months ended June 30, 2022. Repayments of debt in 2022 included our $600 million 2.350% senior notes, our $400 million floating rate senior notes and scheduled principal payments on our finance lease obligations. In the prior year-to-date period, issuances of debt consisted of borrowings under our commercial paper program. Repayments included $2.6 billion of fixed-rate senior notes, commercial paper and scheduled principal payments on our finance lease obligations.
We have $1.0 billion of fixed rate senior notes outstanding that mature in 2022. We currently expect to repay these notes at maturity with cash from operations. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. As of June 30, 2022, we had no outstanding balances under our commercial paper programs.
Cash flows from other financing activities were attributable to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards. Cash outflows for this purpose were $512 and $359 million for the six months ended June 30, 2022 and 2021, respectively. The increase was driven by changes in required repurchase amounts.
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
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2022	December 31, 2021
Currency Derivatives	$529	$173
Interest Rate Derivatives	(7)	1
	$522	$174
As of June 30, 2022 and December 31, 2021, we had no outstanding commodity hedge positions.
Our market risks, hedging strategies and financial instrument positions as of June 30, 2022 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. In 2022, we entered into several foreign currency exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forward contracts expire. The fair value changes between December 31, 2021 and June 30, 2022 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering all of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. As of June 30, 2022, we held cash collateral of $546 million and were not required to post cash collateral with our counterparties under these agreements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess the effects of remote work on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
For a discussion of material legal proceedings affecting the Company, see note 11 to the unaudited, consolidated financial statements included in this report.

Item 1A.Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. The occurrence of any of the risks described therein could materially affect us, including impacting our business, financial condition, results of operations, stock price or credit rating, as well as our reputation. These risks are not the only ones we face. We could also be materially adversely affected by other events, factors or uncertainties that are unknown to us, or that we do not currently consider to be material.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of repurchases of our class A and class B common stock during the second quarter of 2022 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 - April 30, 2022	0.4	$193.31	0.4	$4,155
May 1 - May 31, 2022	3.7	177.00	3.7	3,503
June 1 - June 30, 2022	1.4	178.21	1.4	$3,256
Total May 1 - June 30, 2022	5.5	$178.60	5.5
___________________
(1)Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
In August 2021, the Board of Directors authorized the company to repurchase up to $5.0 billion of class A and class B common stock. We repurchased 5.5 and 6.7 million shares of class B common stock for $983 million and $1.2 billion under this program during the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had $3.3 billion of our share repurchase authorization available. In July 2022, we announced that we anticipate our share repurchases will total approximately $3.0 billion for all of 2022.
For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.

Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of November 17, 2017 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 17, 2017).

10.1	—	Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 10, 2022).

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	August 3, 2022	By:	/S/ BRIAN O. NEWMAN
Brian O. Newman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)