Form 10-Q
period 2022-09-30
UNITED PARCEL SERVICE INC
filed 2022-11-02
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 135,097,238 Class A shares, and 729,820,920 Class B shares, with a par value of $0.01 per share, outstanding at October 21, 2022.

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties, include, but are not limited to: continued uncertainties related to the impact of the COVID-19 pandemic on our business and operations, financial performance and liquidity, our customers and suppliers, and on the global economy; changes in general economic conditions, in the United States ("U.S.") or internationally; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; changes in the regulatory environment in the U.S. or internationally; increased or more complex physical or data security requirements; legal, regulatory or market responses to global climate change; results of negotiations and ratifications of labor contracts; strikes, work stoppages or slowdowns by our employees; the effects of changing prices of energy, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; our ability to maintain our brand image; our ability to attract and retain qualified employees; breaches in data security; disruptions to the Internet or our technology infrastructure; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; our ability to accurately forecast our future capital investment needs; exposure to changing economic, political and social developments in international and emerging markets; changes in business strategy, government regulations, or economic or market conditions that may result in impairment of our assets; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; potential additional U.S. or international tax liabilities; potential claims or litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; our ability to realize the anticipated benefits from acquisitions, dispositions, joint ventures or strategic alliances; our ability to realize the anticipated benefits from our transformation initiatives; cyclical and seasonal fluctuations in our operating results; our ability to manage insurance and claims expenses; and other risks described in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2022 (unaudited) and December 31, 2021 (in millions)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$11,045	$10,255
Marketable securities	331	338
Accounts receivable	11,118	12,669
Less: Allowance for credit losses	(143)	(128)
Accounts receivable, net	10,975	12,541
Other current assets	2,247	1,800
Total Current Assets	24,598	24,934
Property, Plant and Equipment, Net	33,625	33,475
Operating Lease Right-Of-Use Assets	3,417	3,562
Goodwill	3,624	3,692
Intangible Assets, Net	2,439	2,486
Investments and Restricted Cash	20	26
Deferred Income Tax Assets	143	176
Other Non-Current Assets	1,678	1,054
Total Assets	$69,544	$69,405
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$2,581	$2,131
Current maturities of operating leases	560	580
Accounts payable	6,731	7,523
Accrued wages and withholdings	3,643	3,819
Self-insurance reserves	1,081	1,048
Accrued group welfare and retirement plan contributions	1,006	1,038
Hedge margin liabilities	1,031	260
Other current liabilities	1,046	1,170
Total Current Liabilities	17,679	17,569
Long-Term Debt and Finance Leases	17,769	19,784
Non-Current Operating Leases	2,960	3,033
Pension and Postretirement Benefit Obligations	6,747	8,047
Deferred Income Tax Liabilities	3,761	3,125
Other Non-Current Liabilities	3,640	3,578
Shareowners’ Equity:
Class A common stock (135 and 138 shares issued in 2022 and 2021, respectively)	2	2
Class B common stock (730 and 732 shares issued in 2022 and 2021, respectively)	7	7
Additional paid-in capital	—	1,343
Retained earnings	20,177	16,179
Accumulated other comprehensive loss	(3,218)	(3,278)
Deferred compensation obligations	12	16
Less: Treasury stock (0.2 and 0.3 shares in 2022 and 2021, respectively)	(12)	(16)
Total Equity for Controlling Interests	16,968	14,253
Noncontrolling interests	20	16
Total Shareowners’ Equity	16,988	14,269
Total Liabilities and Shareowners’ Equity	$69,544	$69,405

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$24,161	$23,184	$73,305	$69,516
Operating Expenses:
Compensation and benefits	11,506	11,148	34,480	33,958
Repairs and maintenance	639	619	1,908	1,837
Depreciation and amortization	774	738	2,300	2,199
Purchased transportation	4,173	4,638	13,158	13,327
Fuel	1,530	950	4,447	2,672
Other occupancy	427	384	1,338	1,252
Other expenses	1,999	1,811	5,775	5,352
Total Operating Expenses	21,048	20,288	63,406	60,597
Operating Profit	3,113	2,896	9,899	8,919
Other Income and (Expense):
Investment income and other	333	274	981	4,235
Interest expense	(177)	(177)	(522)	(521)
Total Other Income and (Expense)	156	97	459	3,714
Income Before Income Taxes	3,269	2,993	10,358	12,633
Income Tax Expense	685	664	2,263	2,836
Net Income	$2,584	$2,329	$8,095	$9,797
Basic Earnings Per Share	$2.97	$2.66	$9.27	$11.21
Diluted Earnings Per Share	$2.96	$2.65	$9.24	$11.16

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$2,584	$2,329	$8,095	$9,797
Change in foreign currency translation adjustment, net of tax	(263)	(106)	(548)	(140)
Change in unrealized gain (loss) on marketable securities, net of tax	(3)	—	(10)	(5)
Change in unrealized gain (loss) on cash flow hedges, net of tax	281	112	558	180
Change in unrecognized pension and postretirement benefit costs, net of tax	18	29	60	4,049
Comprehensive Income (Loss)	$2,617	$2,364	$8,155	$13,881

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$8,095	$9,797
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,300	2,199
Pension and postretirement benefit (income) expense	666	(2,656)
Pension and postretirement benefit contributions	(2,106)	(331)
Self-insurance reserves	182	122
Deferred tax (benefit) expense	466	1,271
Stock compensation expense	850	700
Other (gains) losses	(25)	33
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,022	(21)
Other assets	(98)	256
Accounts payable	(952)	20
Accrued wages and withholdings	(59)	306
Other liabilities	481	65
Other operating activities	(50)	—
Net cash from operating activities	10,772	11,761
Cash Flows From Investing Activities:
Capital expenditures	(2,278)	(2,570)
Proceeds from disposal of businesses, property, plant and equipment	12	870
Purchases of marketable securities	(195)	(197)
Sales and maturities of marketable securities	193	257
Net change in finance receivables	23	28
Cash paid for business acquisitions, net of cash and cash equivalents acquired	(106)	(12)
Other investing activities	(57)	24
Net cash used in investing activities	(2,408)	(1,600)
Cash Flows From Financing Activities:
Net change in short-term debt	—	—
Proceeds from long-term borrowings	—	—
Repayments of long-term borrowings	(1,124)	(2,613)
Purchases of common stock	(2,194)	(500)
Issuances of common stock	198	196
Dividends	(3,842)	(2,578)
Other financing activities	(513)	(361)
Net cash used in financing activities	(7,475)	(5,856)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(99)	(3)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	790	4,302
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	10,255	5,910
End of period	$11,045	$10,212

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying interim unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2022, our results of operations for the three and nine months ended September 30, 2022 and 2021, and our cash flows for the nine months ended September 30, 2022 and 2021. The results reported in these interim unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The interim unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no material impact on our financial position or results of operations.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximated fair value as of September 30, 2022 and December 31, 2021. The fair values of our investment securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short- and long-term debt in note 9 and our derivative instruments in note 15. We apply a fair value hierarchy (Levels 1, 2 and 3) when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3). We utilized Level 1 inputs in the fair value hierarchy to determine the fair value of our cash and cash equivalents, and Level 2 inputs to determine the fair value of our accounts receivable, finance receivables and accounts payable.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
Accounting pronouncements adopted during the periods covered by the unaudited, consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows. For accounting standards adopted in the period ended September 30, 2021, refer to note 1 to our audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Accounting Standards Issued But Not Yet Effective
In September 2022, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") to enhance the disclosure of supplier finance programs. The update will be effective for us in the first quarter of 2023. We are evaluating the impact of its adoption on our consolidated financial statements and internal control over financial reporting environment, but do not expect this ASU to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.
Other accounting pronouncements issued before, but not effective until after, September 30, 2022, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

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
Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Next Day Air	$2,673	$2,415	$7,923	$7,202
Deferred	1,311	1,304	4,123	3,877
Ground	11,390	10,489	33,911	31,541
U.S. Domestic Package	15,374	14,208	45,957	42,620

Domestic	785	852	2,465	2,716
Export	3,747	3,641	11,501	10,808
Cargo & Other	267	227	782	620
International Package	4,799	4,720	14,748	14,144

Forwarding	2,162	2,625	7,140	7,006
Logistics	1,302	1,158	3,843	3,424
Freight	—	—	—	1,064
Other	524	473	1,617	1,258
Supply Chain Solutions	3,988	4,256	12,600	12,752

Consolidated revenue	$24,161	$23,184	$73,305	$69,516
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
Contract assets related to in-transit packages were $328 and $304 million as of September 30, 2022 and December 31, 2021, respectively, net of deferred revenue related to in-transit packages of $346 and $314 million as of September 30, 2022 and December 31, 2021, respectively, and are included within Other current assets in the consolidated balance sheets. Short-term contract liabilities related to advance payments from customers were $10 and $27 million as of September 30, 2022 and December 31, 2021, respectively, and are included within Other current liabilities in the consolidated balance sheets. Long-term contract liabilities related to advance payments from customers were $26 and $25 million as of September 30, 2022 and December 31, 2021, respectively, and are included within Other Non-Current Liabilities in the consolidated balance sheets.
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
Our allowance for credit losses as of September 30, 2022 and December 31, 2021 was $143 and $128 million, respectively. Amounts for credit losses charged to expense, before recoveries, during each of the three months ended September 30, 2022 and 2021 were $48 million and for the nine months ended September 30, 2022 and 2021, were $154 and $128 million, respectively.

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
Our primary equity compensation programs are the UPS Management Incentive Program (the "MIP"), the UPS Long-Term Incentive Performance Program (the "LTIP") and the UPS Stock Option program. We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of UPS class A common stock at a discount. Our matching contributions to our primary employee defined contribution savings plan are made in shares of UPS class A common stock.
Management Incentive Program
RPUs issued under the MIP vest one year following the grant date based on continued employment with the Company and are expensed on a straight-line basis (less estimated forfeitures) over the requisite service period. In cases of death, disability or retirement, RPUs vest and are expensed immediately.
Based on the date of Compensation Committee approval of the 2021 MIP, we determined the award measurement dates to be February 9, 2022 (for U.S.-based employees and executive management) and March 21, 2022 (for international employees). Each RPU issued under the MIP was valued using the closing New York Stock Exchange ("NYSE") prices of $225.07 and $218.56 on those dates.
Long-Term Incentive Performance Program
RPUs issued under the LTIP vest at the end of a three-year performance period, assuming continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The actual number of RPUs earned is based on achievement of the performance targets established on the grant date.
The performance targets are equally weighted between adjusted earnings per share and adjusted cumulative free cash flow. The actual number of RPUs earned is subject to adjustment based on total shareholder return relative to the Standard & Poor's 500 Index ("S&P 500"). We determine the grant date fair value of the RPUs using a Monte Carlo model and recognize compensation expense (less estimated forfeitures) ratably over the vesting period, based on the number of awards expected to be earned.
Based on the date of Compensation Committee approval of the 2022 LTIP award performance targets, we determined March 23, 2022 to be the award measurement date and each target RPU awarded was valued at $230.67.

The weighted-average assumptions used and the weighted-average fair values of the LTIP awards granted in 2022 and 2021 are as follows:

	2022	2021
Risk-free interest rate	2.33%	0.19%
Expected volatility	31.91%	30.70%
Weighted-average fair value of RPUs granted	$228.72	$168.05
Share payout	107.41%	102.39%
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
The fair value of each option granted is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used and the weighted-average fair values of options granted in 2022 and 2021 are as follows:

	2022	2021
Expected dividend yield	2.35%	3.31%
Risk-free interest rate	2.39%	0.84%
Expected life (in years)	7.5	7.5
Expected volatility	25.04%	23.15%
Weighted-average fair value of options granted	$48.45	$23.71
Pre-tax compensation expense for share-based awards recognized in Compensation and benefits in the statements of consolidated income for the three months ended September 30, 2022 and 2021 was $233 and $179 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $850 and $700 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. CASH AND INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of September 30, 2022 and December 31, 2021 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2022:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	222	—	(8)	214
Mortgage and asset-backed debt securities	10	—	—	10
Corporate debt securities	105	—	(4)	101
U.S. state and local municipal debt securities	4	—	—	4
Non-U.S. government debt securities	—	—	—	—
Total available-for-sale marketable securities	341	—	(12)	329

Total current marketable securities	$343	$—	$(12)	$331

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2021:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	199	2	(1)	200
Mortgage and asset-backed debt securities	7	—	—	7
Corporate debt securities	121	—	—	121
U.S. state and local municipal debt securities	5	—	—	5
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	335	2	(1)	336

Total current marketable securities	$337	$2	$(1)	$338

Investment Impairments
We have concluded that no material impairment losses existed as of September 30, 2022. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturity Information
The amortized cost and estimated fair value of marketable securities as of September 30, 2022 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$16	$15
Due after one year through three years	325	314
Due after three years through five years	—	—
Due after five years	—	—
	341	329
Equity securities	2	2
	$343	$331
Non-Current Investments and Restricted Cash
We hold an investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. The investment had a fair market value of $18 and $23 million as of September 30, 2022 and December 31, 2021, respectively. Changes in fair value are recognized in Investment income and other in the statements of consolidated income. Additionally, we held cash in escrow of $2 and $3 million as of September 30, 2022 and December 31, 2021, respectively, related to the acquisition and disposition of certain assets. These amounts are classified as Investments and Restricted Cash in the consolidated balance sheets.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the statements of consolidated cash flows is shown below (in millions):

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$11,045	$10,255	$10,212	$5,910
Restricted cash	—	—	—	—
Total cash, cash equivalents and restricted cash	$11,045	$10,255	$10,212	$5,910
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
September 30, 2022:
Marketable securities:
U.S. government and agency debt securities	$214	$—	$—	$214
Mortgage and asset-backed debt securities	—	10	—	10
Corporate debt securities	—	101	—	101
U.S. state and local municipal debt securities	—	4	—	4
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	—	—	—
Total marketable securities	214	117	—	331
Other non-current investments	18	—	—	18
Total	$232	$117	$—	$349

December 31, 2021:
Marketable securities:
U.S. government and agency debt securities	$200	$—	$—	$200
Mortgage and asset-backed debt securities	—	7	—	7
Corporate debt securities	—	121	—	121
U.S. state and local municipal debt securities	—	5	—	5
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	3	—	3
Total marketable securities	200	138	—	338
Other non-current investments	23	—	—	23
Total	$223	$138	$—	$361

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2022 and December 31, 2021 consisted of the following (in millions):

	2022	2021
Vehicles	$10,284	$10,018
Aircraft	22,569	21,973
Land	2,093	2,140
Buildings	5,793	5,802
Building and leasehold improvements	5,022	5,010
Plant equipment	15,849	15,650
Technology equipment	2,887	2,798
Construction-in-progress	1,651	1,418
	66,148	64,809
Less: Accumulated depreciation and amortization	(32,523)	(31,334)
Property, Plant and Equipment, Net	$33,625	$33,475
Property, plant and equipment purchased on account was $601 and $248 million as of September 30, 2022 and December 31, 2021, respectively.
We continually monitor our aircraft fleet utilization in light of current and projected volume levels, aviation fuel prices and other factors. We monitor all other property, plant and equipment for any indicators that the carrying value of the assets may not be recoverable. There were no material impairment charges for the three and nine months ended September 30, 2022, or for the three months ended September 30, 2021. We recorded impairment charges of $30 million for the nine months ended September 30, 2021, due to the reevaluation of certain facility projects.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost (income) for our company-sponsored pension and postretirement benefit plans for the three and nine months ended September 30, 2022 and 2021 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2022	2021	2022	2021	2022	2021
Three Months Ended September 30:
Service cost	$506	$442	$7	$7	$17	$19
Interest cost	488	490	21	21	11	9
Expected return on assets	(820)	(825)	(1)	(1)	(19)	(17)
Amortization of prior service cost	23	36	—	2	—	—
Net periodic benefit cost	$197	$143	$27	$29	$9	$11

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2022	2021	2022	2021	2022	2021
Nine Months Ended September 30:
Service cost	$1,518	$1,456	$22	$21	$52	$57
Interest cost	1,463	1,459	62	60	34	29
Expected return on assets	(2,460)	(2,502)	(3)	(4)	(59)	(51)
Amortization of prior service cost	69	103	—	5	1	1
Actuarial (gain) loss	—	(3,290)	—	—	—	—
Settlement and curtailment (gain) loss	—	—	—	—	(33)	—
Net periodic benefit (income) cost	$590	$(2,774)	$81	$82	$(5)	$36
The components of net periodic benefit cost (income) other than current service cost are presented within Investment income and other in the statements of consolidated income.
During the nine months ended September 30, 2022, we amended the UPS Canada Ltd. Retirement Plan to cease future benefit accruals effective December 31, 2023. We remeasured plan assets and benefit obligations for this plan, which resulted in a curtailment gain of $33 million ($24 million after tax) during the nine month period. The gain is included in Investment income and other in the statement of consolidated income.
During the nine months ended September 30, 2021, we divested our UPS Freight business, which triggered an interim remeasurement of the plan assets and benefit obligations of the UPS Pension Plan, UPS Retirement Plan and UPS Retired Employee Health Care Plan as of this date. The interim remeasurement resulted in an actuarial gain of $2.1 billion, reflecting updated actuarial assumptions and was recorded in other comprehensive income within the equity section of the consolidated balance sheet. An actuarial gain of $69 million ($52 million after tax) for a prior service credit related to the divested group and a $66 million loss ($50 million after tax) for certain plan amendments to the UPS Pension Plan were immediately recognized within Other expenses in the statement of consolidated income for the nine months ended September 30, 2021.
During the nine months ended September 30, 2021, we remeasured the UPS/IBT Full Time Employee Pension Plan following the enactment into law of the American Rescue Plan Act, which is discussed below. The interim remeasurement resulted in a pre-tax mark-to-market gain of $3.3 billion ($2.5 billion after tax) during the nine month period. The gain was included within Investment income and other in the statement of consolidated income for the nine months ended September 30, 2021.
Contributions to our company-sponsored pension and U.S. postretirement medical benefit plans for the first nine months of 2022 were $1.972 billion and $134 million, respectively. We expect to contribute approximately $43 and $144 million over the remainder of the year to our pension and U.S. postretirement medical benefit plans, respectively.

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
As of September 30, 2022 and December 31, 2021, we had $824 and $830 million, respectively, recorded in Other Non-Current Liabilities in our consolidated balance sheets and $8 million as of September 30, 2022 and December 31, 2021 recorded in Other current liabilities in our consolidated balance sheets associated with our previous withdrawal from the New England Teamsters and Trucking Industry Pension Fund. This liability is payable in equal monthly installments over a remaining term of approximately 40 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of September 30, 2022 and December 31, 2021 was $668 and $963 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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
In March 2021, the American Rescue Plan Act (“ARPA”) was enacted into law. The ARPA contains provisions that allow for qualifying financially distressed multiemployer pension plans to apply for special financial assistance ("SFA") from the PBGC, which will be funded by Treasury. Following approval of an application, a qualifying multiemployer pension plan will receive a lump sum payment to enable it to continue paying unreduced benefits through 2051. The multiemployer plan is not obligated to repay the SFA. The ARPA is intended to prevent both the PBGC and certain financially distressed multiemployer pension plans, including the CSPF, from becoming insolvent through 2051. The CSPF has submitted an application for SFA to the PBGC. The application remains under review.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The passage of the ARPA and the expected receipt of SFA by the CSPF suspends our obligation to provide additional coordinating benefits to the UPS Transfer Group through 2051. These matters also triggered a plan remeasurement under ASC 715. Accordingly, we remeasured the plan assets and pension benefit obligation of the UPS/IBT Plan as of March 31, 2021 resulting in an actuarial gain of $6.4 billion, reflecting a reduction of the liability for coordinating benefits of $5.1 billion and a gain from other updated actuarial assumptions of $1.3 billion.
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
Collective Bargaining Agreements
We have approximately 327,000 employees employed under a national master agreement and various supplemental agreements with local unions affiliated with the IBT. These agreements run through July 31, 2023. We have approximately 3,200 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA") that becomes amendable September 1, 2023. In the second quarter of 2022, we reached a tentative agreement on a two-year contract extension with the IPA. On August 12, 2022, the IPA ratified the two-year contract extension. Terms of the agreement become effective September 1, 2023 and continue in effect through September 1, 2025. The economic provisions in the agreement include pay increases and enhanced pension benefits on substantially similar terms.
We have approximately 1,700 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727. On October 17, 2022, the mechanics ratified a contract extension that will make the contract amendable on November 1, 2026. The provisions in the extension agreement include pay increases, with most other terms unchanged. Approximately 3,300 of our auto and maintenance mechanics who are not employed under agreements with the IBT are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers (“IAM”). The collective bargaining agreement with the IAM runs through July 31, 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of September 30, 2022 and December 31, 2021 (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
December 31, 2021:	$847	$403	$2,442	$3,692
Acquired	—	—	64	64
Currency / Other	—	(32)	(100)	(132)
September 30, 2022:	$847	$371	$2,406	$3,624
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
We test goodwill and other indefinite-lived intangible assets for impairment annually at July 1st and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Our annual impairment testing indicated that the fair value of goodwill associated with our recently-acquired Roadie reporting unit remained greater than its carrying value as of our July 1st testing date, although this excess was less than 10 percent.
The following is a summary of intangible assets as of September 30, 2022 and December 31, 2021 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2022:
Capitalized software	$5,068	$(3,427)	$1,641
Licenses	49	(26)	23
Franchise rights	141	(37)	104
Customer relationships	704	(444)	260
Trade name	67	(7)	60
Trademarks, patents and other	169	(22)	147
Amortizable intangible assets	$6,198	$(3,963)	$2,235
Indefinite-lived intangible assets	204	—	204
Total Intangible Assets, Net	$6,402	$(3,963)	$2,439
December 31, 2021:
Capitalized software	$4,910	$(3,275)	$1,635
Licenses	58	(27)	31
Franchise rights	119	(37)	82
Customer relationships	733	(408)	325
Trade name	67	(1)	66
Trademarks, patents and other	158	(15)	143
Amortizable intangible assets	$6,045	$(3,763)	$2,282
Indefinite-lived intangible assets	204	—	204
Total Intangible Assets, Net	$6,249	$(3,763)	$2,486
As of September 30, 2022 and December 31, 2021, we had a trade name with a carrying value of $200 million and licenses with a current carrying value of $4 million, which are deemed to be indefinite-lived intangible assets and are included in the table above. There were no events or changes in circumstances during the nine months ended September 30, 2022 that would indicate the carrying amount of our indefinite-lived intangible assets may be impaired as of the date of this report.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. There were no impairment charges for finite-lived intangible assets during the three months ended September 30, 2022 or 2021. There were no impairment charges for finite-lived intangible assets during the nine months ended September 30, 2022. We recorded $7 million in impairment charges on finite-lived intangible assets during the nine months ended September 30, 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of September 30, 2022 and December 31, 2021 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2022	2021
Fixed-rate senior notes:
2.450% senior notes	1,000	2022	1,000	1,010
2.350% senior notes	—	2022	—	600
2.500% senior notes	1,000	2023	999	998
2.800% senior notes	500	2024	499	498
2.200% senior notes	400	2024	399	399
3.900% senior notes	1,000	2025	997	996
2.400% senior notes	500	2026	499	498
3.050% senior notes	1,000	2027	995	994
3.400% senior notes	750	2029	746	746
2.500% senior notes	400	2029	397	397
4.450% senior notes	750	2030	744	744
6.200% senior notes	1,500	2038	1,484	1,484
5.200% senior notes	500	2040	494	494
4.875% senior notes	500	2040	491	491
3.625% senior notes	375	2042	369	368
3.400% senior notes	500	2046	492	492
3.750% senior notes	1,150	2047	1,137	1,137
4.250% senior notes	750	2049	743	743
3.400% senior notes	700	2049	688	688
5.300% senior notes	1,250	2050	1,231	1,231
Floating-rate senior notes:
Floating-rate senior notes	—	2022	—	400
Floating-rate senior notes	500	2023	500	500
Floating-rate senior notes	1,039	2049-2067	1,027	1,027
Debentures:
7.620% debentures	276	2030	280	280
Pound Sterling notes:
5.500% notes	74	2031	73	89
5.125% notes	504	2050	479	583
Euro senior notes:
0.375% senior notes	684	2023	683	791
1.625% senior notes	684	2025	682	791
1.000% senior notes	488	2028	486	564
1.500% senior notes	488	2032	486	564
Canadian senior notes:
2.125% senior notes	547	2024	547	585
Finance lease obligations	379	2022-2046	379	408
Facility notes and bonds	320	2029-2045	320	320
Other debt	4	2022-2025	4	5
Total debt	$20,512		20,350	21,915
Less: current maturities			(2,581)	(2,131)
Long-term debt			$17,769	$19,784

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. As of September 30, 2022, we had no outstanding balances under our commercial paper programs.
Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term liabilities in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.
Debt Repayments
During the second quarter, our 2.350% senior notes with a principal balance of $600 million and our floating rate senior notes with a principal balance of $400 million matured and were repaid in full.
On October 3, 2022, our 2.450% senior notes with a principal balance of $1.0 billion matured and were repaid in full.
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
Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion, and expires on December 6, 2022. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of September 30, 2022 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, may be used at our discretion. We expect to renew this credit agreement in the fourth quarter of 2022 on substantially similar terms.
The second agreement provides revolving credit facilities of $2.0 billion, and expires on December 7, 2026. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of September 30, 2022 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.
If the credit ratings established by Standard & Poor's and Moody's differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate. There were no amounts outstanding under these facilities as of September 30, 2022.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2022, and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2022, 10% of net tangible assets was equivalent to $4.6 billion and we had no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $18.9 and $25.1 billion as of September 30, 2022 and December 31, 2021, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
Aircraft
In addition to the aircraft that we own, we have leases for 310 aircraft. Of these leased aircraft, 17 are classified as finance leases, 18 are classified as operating leases and the remaining 275 are classified as short-term leases. A majority of the obligations associated with the aircraft classified as finance leases have been legally defeased. A majority of our long-term aircraft operating leases are operated by a third party to handle package and cargo volume in geographic regions where, due to government regulations, we are restricted from operating an airline.
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
The components of lease expense for the three and nine months ended September 30, 2022 and 2021 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$179	$183	$546	$537
Finance lease costs:
Amortization of assets	28	24	84	70
Interest on lease liabilities	3	4	10	11
Total finance lease costs	31	28	94	81
Variable lease costs	62	51	194	178
Short-term lease costs	319	305	944	835
Total lease costs	$591	$567	$1,778	$1,631
In addition to the lease costs disclosed in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. There were no material impairments recognized during the three or nine months ended September 30, 2022 or 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental information related to leases and location within our consolidated balance sheets is as follows (in millions, except lease term and discount rate):

	September 30, 2022	December 31, 2021
Operating Leases:
Operating lease right-of-use assets	$3,417	$3,562

Current maturities of operating leases	$560	$580
Non-current operating leases	2,960	3,033
Total operating lease obligations	$3,520	$3,613

Finance Leases:
Property, plant and equipment, net	$947	$1,125

Current maturities of long-term debt, commercial paper and finance leases	$79	$129
Long-term debt and finance leases	300	279
Total finance lease obligations	$379	$408

Weighted average remaining lease term (in years):
Operating leases	11.0	11.7
Finance leases	8.8	8.0

Weighted average discount rate:
Operating leases	2.21%	1.94%
Finance leases	3.03%	2.79%

Supplemental cash flow information related to leases is as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$523	$538
Operating cash flows from finance leases	3	8
Financing cash flows from finance leases	123	48

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$588	$953
Finance leases	98	252

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease obligations as of September 30, 2022 are as follows (in millions):

	Finance Leases	Operating Leases
2022	$31	$136
2023	83	644
2024	56	544
2025	42	484
2026	35	437
Thereafter	212	1,800
Total lease payments	459	4,045
Less: Imputed interest	(80)	(525)
Total lease obligations	379	3,520
Less: Current obligations	(79)	(560)
Long-term lease obligations	$300	$2,960
As of September 30, 2022, we had $1.2 billion of additional leases which had not commenced. These leases will commence between 2022 and 2024 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

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
In November 2021, the Environmental Protection Agency (the "EPA") sent us an information request related to hazardous waste regulatory compliance at certain of our facilities. The EPA indicated that it was investigating potential recordkeeping violations of the Resource Conservation and Recovery Act at those facilities. We cooperated with the EPA and resolved this matter for an immaterial amount.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Minority Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of September 30, 2022, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of September 30, 2022, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interests accounts for the three and nine months ended September 30, 2022 and 2021 (in millions, except per share amounts):

Three Months Ended September 30:	2022		2021
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	138	$2	144	$2
Stock award plans	(1)	—	(1)	—
Common stock issuances	1	—	1	—
Conversions of class A to class B common stock	(3)	—	(3)	—
Class A shares issued at end of period	135	$2	141	$2
Class B Common Stock
Balance at beginning of period	732	$7	728	$7
Common stock purchases	(5)	—	(3)	—
Conversions of class A to class B common stock	3	—	3	—
Class B shares issued at end of period	730	$7	728	$7
Additional Paid-In Capital
Balance at beginning of period		$573		$1,329
Common stock purchases		(903)		(500)
Stock award plans		233		176
Common stock issuances		97		83
Balance at end of period		$—		$1,088
Retained Earnings
Balance at beginning of period		$18,958		$12,531
Net income attributable to common shareowners		2,584		2,329
Dividends ($1.52 and $1.02 per share) (1)		(1,316)		(887)
Common stock purchases		(48)		—
Other		(1)		—
Balance at end of period		$20,177		$13,973
Non-Controlling Minority Interest
Balance at beginning of period		$21		$17
Change in non-controlling minority interest		(1)		(1)
Balance at end of period		$20		$16
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $41 and $27 million as of September 30, 2022 and 2021, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:	2022		2021
	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of period	138	$2	147	$2
Stock award plans	5	—	5	—
Common stock issuances	2	—	2	—
Conversions of class A to class B common stock	(10)	—	(13)	—
Class A shares outstanding at end of period	135	$2	141	$2
Class B Common Stock:
Balance at beginning of period	732	$7	718	$7
Common stock purchases	(12)	—	(3)	—
Conversions of class A to class B common stock	10	—	13	—
Class B shares outstanding at end of period	730	$7	728	$7
Additional Paid-In Capital:
Balance at beginning of period		$1,343		$865
Common stock purchases		(2,146)		(500)
Stock award plans		410		399
Common stock issuances		393		324
Balance at end of period		$—		$1,088
Retained Earnings:
Balance at beginning of period		$16,179		$6,896
Net income attributable to controlling interests		8,095		9,797
Dividends ($4.56 and $3.06 per share) (1)		(4,049)		(2,718)
Common stock purchases		(48)		—
Other		—		(2)
Balance at end of period		$20,177		$13,973
Non-Controlling Interests:
Balance at beginning of period		$16		$12
Change in non-controlling interest		4		4
Balance at end of period		$20		$16
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $207 and $140 million as of September 30, 2022 and 2021, respectively, that were settled in shares of class A common stock.

In August 2021, the Board of Directors authorized the company to repurchase up to $5.0 billion of class A and class B common stock. We repurchased 4.9 and 11.6 million shares of class B common stock for $951 million and $2.2 billion under this program during the three and nine months ended September 30, 2022, respectively. We repurchased 2.6 million shares of class B common stock for $500 million under this program during the three and nine months ended September 30, 2021. As of September 30, 2022, we had $2.3 billion available under this repurchase authorization. We anticipate our share repurchases will total at least $3.0 billion for all of 2022.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in accumulated other comprehensive income for the three and nine months ended September 30, 2022 and 2021 was as follows (in millions):

Three Months Ended September 30:	2022	2021
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of period	$(1,447)	$(1,015)
Translation adjustment (net of tax effect of $4 and $8)	(263)	(106)
Balance at end of period	(1,710)	(1,121)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of period	(8)	1
Current period changes in fair value (net of tax effect of $(1) and $0)	(4)	—
Reclassification to earnings (net of tax effect of $0 and $0)	1	—
Balance at end of period	(11)	1
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	260	(155)
Current period changes in fair value (net of tax effect of $110 and $40)	350	126
Reclassification to earnings (net of tax effect of $(21) and $(5))	(69)	(14)
Balance at end of period	541	(43)
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(2,056)	(1,895)
Reclassification to earnings (net of tax effect of $5 and $9)	18	29
Balance at end of period	(2,038)	(1,866)
Accumulated other comprehensive income (loss) at end of period	$(3,218)	$(3,029)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:	2022	2021
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,162)	$(981)
Translation adjustment (net of tax effect of $11 and $37)	(548)	(140)
Balance at end of period	(1,710)	(1,121)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(1)	6
Current period changes in fair value (net of tax effect of $(3) and $0)	(11)	(1)
Reclassification to earnings (net of tax effect of $0 and $0)	1	(4)
Balance at end of period	(11)	1
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(17)	(223)
Current period changes in fair value (net of tax effect of $222 and $65)	705	207
Reclassification to earnings (net of tax effect of $(46) and $(9))	(147)	(27)
Balance at end of period	541	(43)
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(2,098)	(5,915)
Net actuarial gain (loss) resulting from remeasurements of plan assets and liabilities (net of tax effect of $11 and $2,039)	31	6,470
Reclassification to earnings (net of tax effect of $8 and $(763))	29	(2,421)
Balance at end of period	(2,038)	(1,866)
Accumulated other comprehensive income (loss) at end of period	$(3,218)	$(3,029)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the three and nine months ended September 30, 2022 and 2021 is as follows (in millions):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
Three Months Ended September 30:	2022	2021
Unrealized Gain (Loss) on Marketable Securities:
Realized gain (loss) on sale of securities	$(1)	$—	Investment income and other
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	(1)	—	Net income
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	(4)	(3)	Interest expense
Foreign currency exchange contracts	94	22	Revenue
Income tax (expense) benefit	(21)	(5)	Income tax expense
Impact on net income	69	14	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(23)	(38)	Investment income and other
Income tax (expense) benefit	5	9	Income tax expense
Impact on net income	(18)	(29)	Net income
Total amount reclassified for the period	$50	$(15)	Net income

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
Nine Months Ended September 30:	2022	2021
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	$(1)	$4	Investment income and other
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	(1)	4	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(9)	(8)	Interest expense
Foreign currency exchange contracts	202	44	Revenue
Income tax (expense) benefit	(46)	(9)	Income tax expense
Impact on net income	147	27	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(70)	(109)	Investment income and other
Prior service credit for divested business	—	69	Other expenses
Plan amendments for divested business	—	(66)	Other expenses
Remeasurement of benefit obligation	—	3,290	Investment income and other
Curtailment of benefit obligation	33	—	Investment income and other
Income tax (expense) benefit	8	(763)	Income tax expense
Impact on net income	(29)	2,421	Net income
Total amount reclassified for the period	$117	$2,452	Net income

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
Activity in the deferred compensation program for the three and nine months ended September 30, 2022 and 2021 was as follows (in millions):

	2022		2021
Three Months Ended September 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$12		$16
Reinvested dividends		—		—
Benefit payments		—		—
Balance at end of period		$12		$16
Treasury Stock:
Balance at beginning of period	—	$(12)	—	$(16)
Reinvested dividends	—	—	—	—
Benefit payments	—	—	—	—
Balance at end of period	—	$(12)	—	$(16)

	2022		2021
Nine Months Ended September 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$16		$20
Reinvested dividends		1		1
Benefit payments		(5)		(5)
Balance at end of period		$12		$16
Treasury Stock:
Balance at beginning of period	—	$(16)	—	$(20)
Reinvested dividends	—	(1)	—	(1)
Benefit payments	—	5	—	5
Balance at end of period	—	$(12)	—	$(16)

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
International Package
International Package operations include delivery to more than 220 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or destination outside the United States. Our International Package reporting segment includes our operations in Europe, Asia, Americas and the Indian Sub-Continent, Middle East and Africa.
Supply Chain Solutions
Supply Chain Solutions includes our Forwarding, Logistics, Coyote, Marken, UPS Mail Innovations and other businesses. Our Forwarding, Logistics and UPS Mail Innovations units provide services in more than 200 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, distribution and post-sales services, mail and consulting services. Coyote offers truckload brokerage services primarily in the United States. Marken is a global provider of supply chain solutions to the healthcare and life sciences industry, specializing in clinical trials logistics. Our other businesses include The UPS Store, UPS Capital, Roadie and Delivery Solutions. UPS Freight was included within Supply Chain Solutions until its divestiture in the second quarter of 2021.
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income and other, interest expense and income tax expense. Certain expenses are allocated between the segments using activity-based costing methods that require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates would directly impact the expense allocated to each segment, and therefore the operating profit of each reporting segment. We periodically refine our allocation methodologies to reflect changes in our business. There were no significant changes to our allocation methodologies in the third quarter or year-to-date periods.
Results of operations for the three and nine months ended September 30, 2022 and 2021 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
U.S. Domestic Package	$15,374	$14,208	$45,957	$42,620
International Package	4,799	4,720	14,748	14,144
Supply Chain Solutions	3,988	4,256	12,600	12,752
Consolidated revenue	$24,161	$23,184	$73,305	$69,516
Operating Profit:
U.S. Domestic Package	$1,666	$1,407	$5,157	$4,333
International Package	997	1,051	3,306	3,320
Supply Chain Solutions	450	438	1,436	1,266
Consolidated operating profit	$3,113	$2,896	$9,899	$8,919

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per-share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to common shareowners	$2,584	$2,329	$8,095	$9,797
Denominator:
Weighted average shares	867	870	870	869
Vested portion of restricted units	3	5	3	5
Denominator for basic earnings per share	870	875	873	874
Effect of dilutive securities:
Restricted units	2	3	2	3
Stock options	—	1	1	1
Denominator for diluted earnings per share	872	879	876	878
Basic earnings per share	$2.97	$2.66	$9.27	$11.21
Diluted earnings per share	$2.96	$2.65	$9.24	$11.16
Diluted earnings per share for the three months ended September 30, 2022 excluded the effect of 0.1 million shares of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive. There were no antidilutive shares for the three months ended September 30, 2021. Antidilutive shares for the nine months ended September 30, 2022 and 2021 were 0.1 million.

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
 As of September 30, 2022 and December 31, 2021, we had agreements with all of our active counterparties (covering all of our derivative positions) which contained early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Since September 30, 2022, we have entered into foreign currency forward contracts in respect of certain foreign currency-denominated debt in notional amounts of 750 million Canadian Dollars, 1.2 billion Euro and 66 million Pounds Sterling that are not covered by the zero threshold bilateral collateral provisions.
As of September 30, 2022 and December 31, 2021, we held cash collateral of $1.0 billion and $260 million, respectively, under these agreements. This collateral is included in Cash and cash equivalents in the consolidated balance sheets and our use of it is not restricted. As of September 30, 2022 and December 31, 2021, no collateral was required to be posted with our counterparties.
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
We hedge our net investment in certain foreign operations with foreign currency-denominated debt instruments. The use of foreign-denominated debt as the hedging instrument allows the debt to be remeasured to foreign currency translation adjustment within other comprehensive income to offset the translation risk from those investments. Balances in the foreign currency translation adjustment account remain until the sale or substantially complete liquidation of the foreign entity, upon which we recognize these balances as a component of Investment income and other in the statements of consolidated income.
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
Outstanding Positions
As of September 30, 2022 and December 31, 2021, the notional amounts of our outstanding derivative positions were as follows (in millions):

		September 30, 2022	December 31, 2021
Currency hedges:
Euro	EUR	4,175	4,257
British Pound Sterling	GBP	912	1,402
Canadian Dollar	CAD	1,631	1,633
Hong Kong Dollar	HKD	4,342	4,033

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	1,000	1,000
Floating to Fixed Interest Rate Swaps	USD	28	28
As of September 30, 2022 and December 31, 2021, we had no outstanding commodity hedge positions.
Our fixed to floating interest rate swaps were designated as a fair value hedge of our 2.450% fixed rate notes that matured in October 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Recognition
The following table indicates the location in the consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in the consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in the consolidated balance sheets had we elected to apply the right of offset as of September 30, 2022 and December 31, 2021 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$336	$100	$336	$82
Interest rate contracts	Other current assets	Level 2	—	11	—	11
Foreign currency exchange contracts	Other non-current assets	Level 2	558	123	555	90
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	1	2	1	2
Total Asset Derivatives			$895	$236	$892	$185

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$—	$19	$—	$1
Interest rate contracts	Other current liabilities	Level 2	—	—	—	—
Foreign currency exchange contracts	Other non-current liabilities	Level 2	3	33	—	—
Interest rate contracts	Other non-current liabilities	Level 2	5	10	5	10
Total Liability Derivatives			$8	$62	$5	$11
Our foreign currency exchange, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, currency exchange rates and investment forward prices. These derivatives are classified as Level 2. As of September 30, 2022 and December 31, 2021, we did not have any derivatives that were classified as Level 1 or Level 3 within the fair value hierarchy.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of September 30, 2022 and December 31, 2021 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	September 30, 2022	September 30, 2022	December 31, 2021	December 31, 2021
Current maturities of long-term debt, commercial paper and finance leases	$1,000	$—	$1,010	$11
Long-term debt and finance leases	$280	$5	$280	$5
The cumulative amount of fair value hedging losses remaining for any hedged assets and liabilities for which hedge accounting has been discontinued as of September 30, 2022 is $5 million. These amounts will be recognized over the next 8 years.

Income Statement and AOCI Recognition
The following table indicates the amount of gains and (losses) that have been recognized in the statements of consolidated income for fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2022			2021
	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$(1)	$—	$—	$4	$—
Derivatives designated as hedging instruments	—	1	—	—	(4)	—
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(4)	—	—	(3)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	94	—	—	22	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$94	$(4)	$—	$22	$(3)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2022			2021
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$10	$—	$—	$14	$—
Derivatives designated as hedging instruments	—	(10)	—	—	(14)	—
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(9)	—	—	(8)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	202	—	—	44	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$202	$(9)	$—	$44	$(8)	$—

The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the three and nine months ended September 30, 2022 and 2021 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2022	2021
Interest rate contracts	$1	$1
Foreign currency exchange contracts	459	165
Total	$460	$166

Nine Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2022	2021
Interest rate contracts	$5	$1
Foreign currency exchange contracts	922	271
Total	$927	$272

As of September 30, 2022, there were $330 million of unrealized pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12 month period ending September 30, 2023. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 10 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains and (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three and nine months ended September 30, 2022 and 2021 for those instruments designated as net investment hedges (in millions):

Three Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2022	2021
Foreign denominated debt	$209	$90
Total	$209	$90

Nine Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2022	2021
Foreign denominated debt	$436	$167
Total	$436	$167

Additionally, we maintain foreign currency exchange forward contracts that are not designated as hedges. These foreign currency exchange forward contracts are intended to provide an economic offset to foreign currency remeasurement and settlement risk for certain assets and liabilities in our consolidated balance sheets.
We also periodically terminate foreign currency exchange forward contracts by entering into offsetting foreign currency exchange positions with different counterparties. As part of this process, we de-designate our original foreign currency exchange contracts. These transactions provide an economic offset that effectively eliminates the effects of changes in market value.
The following is a summary of the amounts recorded in the statements of consolidated income related to fair value changes and settlements of foreign currency exchange forward contracts not designated as hedges for the three and nine months ended September 30, 2022 and 2021 (in millions):

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2022	2021
Three Months Ended September 30:
Foreign currency exchange contracts	Investment income and other	$(45)	$(21)
Total		$(45)	$(21)

Nine Months Ended September 30:
Foreign currency exchange contracts	Investment income and other	$(131)	$(24)
Total		$(131)	$(24)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. INCOME TAXES
Our effective tax rate decreased to 21.0% in the third quarter from 22.2% in the same period of 2021 (21.8% year to date compared to 22.4% in 2021). The recognition in income tax of excess tax benefits related to share-based compensation reduced our effective rate by 0.8% year to date compared to 0.6% in the same period of 2021 (there was no significant impact in the third quarter of 2022 or 2021). Other items that impacted our effective tax rate in the third quarter compared to 2021 included favorable changes in uncertain tax positions and favorable changes in our jurisdictional earnings mix.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, we have recognized liabilities for uncertain tax positions and we reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months, however, an estimate of the range of reasonably possible outcomes cannot be made. Items that may cause changes to unrecognized tax benefits include the allowance or disallowance of deductions, the timing of deductions and the allocation of income and expense between tax jurisdictions. Any changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of statutes of limitations or other unforeseen circumstances.
In the first nine months of 2022, we recognized an immaterial income tax expense related to a pre-tax curtailment gain of $33 million on the UPS Canada Ltd. Retirement Plan. This income tax expense was generated at a higher average tax rate than the U.S. federal statutory tax rate because it included the effect of foreign taxes.
In the first nine months of 2021, we recognized an income tax expense of $788 million related to a pre-tax mark-to-market gain of $3.3 billion on the UPS/IBT Full-Time Employee Pension Plan. This income tax expense was generated at a higher average tax rate than the U.S. federal statutory tax rate because it included the effect of U.S. state and local taxes.
As discussed in note 17, we recognized pre-tax transformation strategy costs of $36 million in the third quarter of 2022 compared to $74 million in the same period of 2021 ($132 million year to date compared to $308 million in the prior year). As a result, we recorded an income tax benefit of $9 million in the third quarter compared to $20 million in the same period of 2021 ($31 million year to date compared to $76 million in the prior year). The income tax benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate, primarily due to the effect of U.S. state and local taxes and foreign taxes.
During the first nine months of 2021, we recorded a net pre-tax gain of $35 million related to the divestiture of UPS Freight, resulting in a net income tax expense of $8 million. This income tax expense was generated at a higher average tax rate than the U.S. federal statutory tax rate due to the effect of U.S. state and local taxes.
Beginning in 2012, we were granted a tax incentive for certain of our non-U.S. operations, which was effective through December 31, 2021. During the first nine months of 2022, the tax incentive was renegotiated and extended. The tax incentive is conditioned upon our meeting specific employment and investment thresholds, which we expect to meet. The impact of the tax incentive did not significantly change our effective tax rate for the first nine months of 2022 compared to 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. TRANSFORMATION STRATEGY COSTS
Our strategy includes a multi-year, enterprise-wide transformation of our organization. The program includes investments, as well as changes in processes and technology, that impact global direct and indirect operating costs.
The table below presents transformation strategy costs for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Transformation Strategy Costs:
Compensation and benefits	$15	$33	$71	$164
Total other expenses	21	41	61	144
Total Transformation Strategy Costs	$36	$74	$132	$308

Income Tax Benefit from Transformation Strategy Costs	(9)	(20)	(31)	(76)
After-Tax Transformation Strategy Costs	$27	$54	$101	$232
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Building on the strong foundation created by our Better not Bigger strategic approach, we are moving to the next phase of our strategic framework. Within our Better and Bolder approach we are moving faster to enhance customer engagement by combining our physical network with digital capabilities, while at the same time increasing further efficiencies and remaining disciplined with capital allocation.
Within the Customer First component of our strategy, we continue to leverage technology to improve the customer experience. We are growing our Digital Access Program, which makes it faster and easier for small- and medium-sized businesses ("SMBs") to ship with us. Through our People Led strategic focus, we are working to improve our employee value proposition by increasing flexibility and simplifying our hiring process. Under our Innovation Driven strategic pillar, we continue to deploy automated solutions and smart package technology to drive further productivity improvements, enable additional network agility and better serve our customers.
To accelerate our growth in complex healthcare logistics, during the third quarter we entered into an agreement to acquire Bomi Group, which we expect to close during the fourth quarter. This acquisition will expand our healthcare footprint and bring additional expertise in cold chain logistics.
For the quarter, a number of external factors continued to contribute to a challenging operating environment, including global inflation and rising interest rates, wage and labor market pressures, volatile energy prices, geopolitical uncertainties, and foreign currency exchange rates relative to the U.S. Dollar. Additionally, areas within Asia continued to experience lockdowns and other restrictions that impacted manufacturing and supply chains. These factors resulted in disruptions to certain parts of our business, negatively impacted demand for our services and contributed to increases in certain of our operating costs. We expect these factors will continue to impact us and result in continued uncertainty for the remainder of the year and into 2023. In the face of this uncertain macroeconomic environment, we continue to operate within our strategic framework, maximizing the agility of our global integrated network by making adjustments to match changes in volume levels and delivering excellent service to our customers.
Volume declined in our U.S. Domestic Package segment for both the quarter and year to date, driven by a decline in residential volume from certain large customers, reflecting the continued execution within our strategic framework. This decline was partially offset by growth from SMBs and volume from new customers. Revenue per piece growth more than offset the decline in volume for both the quarter and year to date. Broader economic factors, particularly labor market pressures and fuel prices, contributed to an increase in operating costs, however, successful execution of our strategy resulted in increased operating profit and operating margin in both the current year periods.
Within our International Package segment, volume also declined for both the quarter and year to date primarily due to the factors discussed above, although the rate of decline slowed in the third quarter relative to the first half of the year. Revenue increased for both current year periods as revenue per piece growth more than offset the volume declines. Operating profit was negatively impacted by the strengthening of the U.S. Dollar against European currencies, for both the quarter and year to date.
Within Supply Chain Solutions, revenue declined for the quarter as volumes and market rates decreased in our Forwarding businesses. Operating profit and operating margin increased for the quarter, primarily due to growth in Logistics and improved revenue quality in our truckload brokerage business. Year to date, revenue decreased primarily due to the divestiture of UPS Freight in the second quarter of 2021. Operating profit and operating margin increased, driven by improved results in our Forwarding and Logistics businesses.
Our strategic execution strengthened our balance sheet and continued to result in the generation of strong cash flows for the year, which we are reinvesting in the business and returning to shareowners through dividends and share repurchases.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Highlights of our consolidated results, which are discussed in more detail below, include:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue (in millions)	$24,161	$23,184	$977	4.2%	$73,305	$69,516	$3,789	5.5%
Operating Expenses (in millions)	21,048	20,288	760	3.7%	63,406	60,597	2,809	4.6%
Operating Profit (in millions)	$3,113	$2,896	$217	7.5%	$9,899	$8,919	$980	11.0%
Operating Margin	12.9%	12.5%			13.5%	12.8%
Net Income (in millions)	$2,584	$2,329	$255	10.9%	$8,095	$9,797	$(1,702)	(17.4)%
Basic Earnings Per Share	$2.97	$2.66	$0.31	11.7%	$9.27	$11.21	$(1.94)	(17.3)%
Diluted Earnings Per Share	$2.96	$2.65	$0.31	11.7%	$9.24	$11.16	$(1.92)	(17.2)%

Operating Days	64	64			192	191
Average Daily Package Volume (in thousands)	22,900	23,381		(2.1)%	23,083	23,920		(3.5)%
Average Revenue Per Piece	$13.58	$12.50	$1.08	8.6%	$13.52	$12.29	$1.23	10.0%
•Revenue increased in both our U.S. Domestic Package and International Package segments in both the three- and nine-month periods, with strong revenue per piece growth in our global small package operations.
•Average daily volume in our global small package operations decreased for both the quarter and year to date, primarily due to business-to-consumer volume declines.
•Operating expenses increased for both the quarter and year to date, driven primarily by higher compensation and benefits and fuel prices.
•Operating profit and operating margin increased in our U.S Domestic Package segment and Supply Chain Solutions businesses for both the quarter and year to date. Operating profit and operating margin decreased slightly in our International Package segment for both periods.
•Net income was $2.6 billion and diluted earnings per share was $2.96 for the third quarter ($8.1 billion and $9.24 per share year to date). Adjusted diluted earnings per share was $2.99 for the third quarter ($9.33 per share year to date) after adjusting for the after-tax impacts of:
◦transformation strategy costs of $27 million, or $0.03 per diluted share, for the third quarter ($101 million and $0.12 per diluted share year to date); and
◦a first-quarter defined benefit plan curtailment gain of $24 million, or $0.03 per diluted share that impacted the year-to-date period.
In the U.S. Domestic Package segment, revenue increased for the quarter and year to date, primarily due to higher fuel revenue driven by increases in both the price per gallon and in fuel surcharge rates as part of our pricing strategy. Revenue quality and favorable shifts in customer mix also contributed to the increase. These increases were partially offset by lower revenue from volume declines. Expenses increased for the quarter and year to date due to higher compensation and benefits costs and higher fuel prices, slightly offset by productivity improvements.
In the International Package segment, revenue increased for the quarter and year to date, driven by higher fuel revenue, revenue quality actions and favorable shifts in customer and product mix. This increase was partially offset by negative impacts from lower volumes and unfavorable currency movements. Expense increases were primarily driven by higher fuel prices, somewhat offset by favorable currency impacts.
Supply Chain Solutions revenue decreased for the quarter and year to date. For the quarter, volume declines in Forwarding were partially offset by growth in our Logistics businesses, driven by healthcare. Year to date, revenue increases in Forwarding and Logistics were offset by a reduction in revenue due to the second quarter 2021 divestiture of UPS Freight. Expenses decreased for the quarter and year to date, driven by lower transportation costs in Forwarding and a reduction in operating expenses due to the divestiture of UPS Freight, partially offset by higher operating costs in Logistics.

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
Adjusted amounts reflect the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjustments	2022	2021	2022	2021
Operating Expenses:
Transformation Strategy Costs	$36	$74	$132	$308
Asset Impairment and Divestiture Charges	—	—	—	(35)
Total Adjustments to Operating Expenses	$36	$74	$132	$273

Other Income and (Expense):
Defined Benefit Plan (Gains) and Losses	$—	$—	$(33)	$(3,290)
Total Adjustments to Other Income and (Expense)	$—	$—	$(33)	$(3,290)

Total Adjustments to Income Before Income Taxes	$36	$74	$99	$(3,017)

Income Tax (Benefit) Expense:
Transformation Strategy Costs	$(9)	$(20)	$(31)	$(76)
Asset Impairment and Divestiture Charges	—	—	—	8
Defined Benefit Plan (Gains) and Losses	—	—	9	788
Total Adjustments to Income Tax (Benefit) Expense	$(9)	$(20)	$(22)	$720

Total Adjustments to Net Income	$27	$54	$77	$(2,297)
Transformation Charges, and Goodwill, Asset Impairment and Divestiture Charges
We supplement the presentation of our operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of charges related to transformation activities, and goodwill, asset impairment and divestiture charges. For more information regarding transformation activities, see note 17 to the unaudited, consolidated financial statements. For more information regarding goodwill and asset impairment charges, and divestitures, see note 4 to our audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the third quarter or year-to-date periods.
We test goodwill and other indefinite-lived intangible assets for impairment annually at July 1st and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired.
Testing goodwill and other indefinite-lived intangible assets for impairment requires that we make a number of significant assumptions, including assumptions related to future revenues, costs, capital expenditures, working capital and our cost of capital. We also are required to make assumptions relating to our overall business and operating strategy, and the regulatory and market environment. Changes in any of these assumptions could significantly impact the fair value of any one of our reporting units. The projections that we use in our valuation model are updated annually and will change over time based on the historical performance and changing business conditions for each of our reporting units.
Our annual impairment testing of goodwill indicated that the fair value of our recently-acquired Roadie reporting unit remained greater than its carrying value, although this excess was less than 10 percent. The extent to which fair value exceeds carrying value is impacted by changes in the cost of capital, and our ability to successfully integrate and grow the acquired business. The carrying value of goodwill associated with our Roadie reporting unit is $241 million.
There were no events or changes in circumstances during the third quarter of 2022 that would indicate the carrying amount of our goodwill or indefinite-lived intangible assets may be impaired as of the date of this report. However, future actual results, transactions or other events, or changes in estimates or assumptions, whether due to unexpected impacts on our business, our transformation activities, or the continuing evaluation of our business portfolio, could result in an impairment charge to one of our reporting units or to our indefinite-lived intangible assets in a future period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,932	1,949		(0.9)%	1,929	2,010		(4.0)%
Deferred	1,341	1,501		(10.7)%	1,417	1,532		(7.5)%
Ground	16,266	16,385		(0.7)%	16,309	16,689		(2.3)%
Total Average Daily Package Volume	19,539	19,835		(1.5)%	19,655	20,231		(2.8)%
Average Revenue Per Piece:
Next Day Air	$21.62	$19.36	$2.26	11.7%	$21.39	$18.76	$2.63	14.0%
Deferred	15.28	13.57	1.71	12.6%	15.15	13.25	1.90	14.3%
Ground	10.94	10.00	0.94	9.4%	10.83	9.89	0.94	9.5%
Total Average Revenue Per Piece	$12.29	$11.19	$1.10	9.8%	$12.18	$11.03	$1.15	10.4%
Operating Days in Period	64	64			192	191
Revenue (in millions):
Next Day Air	$2,673	$2,415	$258	10.7%	$7,923	$7,202	$721	10.0%
Deferred	1,311	1,304	7	0.5%	4,123	3,877	246	6.3%
Ground	11,390	10,489	901	8.6%	33,911	31,541	2,370	7.5%
Total Revenue	$15,374	$14,208	$1,166	8.2%	$45,957	$42,620	$3,337	7.8%
Operating Expenses (in millions):
Operating Expenses	$13,708	$12,801	$907	7.1%	$40,800	$38,287	$2,513	6.6%
Transformation and Other Charges	(20)	(7)	(13)	185.7%	(89)	(219)	130	(59.4)%
Adjusted Operating Expense	$13,688	$12,794	$894	7.0%	$40,711	$38,068	$2,643	6.9%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,666	$1,407	$259	18.4%	$5,157	$4,333	$824	19.0%
Adjusted Operating Profit	$1,686	$1,414	$272	19.2%	$5,246	$4,552	$694	15.2%
Operating Margin	10.8%	9.9%			11.2%	10.2%
Adjusted Operating Margin	11.0%	10.0%			11.4%	10.7%
Revenue
The change in revenue was due to the following factors:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Third quarter 2022 vs. 2021	(1.4)%	3.8%	5.8%	8.2%
Year to date 2022 vs. 2021	(2.3)%	4.6%	5.5%	7.8%
Year to date, revenue also benefited from one additional operating day in the first half of 2022.
Volume
Average daily volume decreased in the third quarter and year to date, driven by a 2.2% decline in residential shipments (down 6.0% year to date). The decline in residential shipments was primarily attributable to terms of contracts with certain large customers, reflecting the continued execution within our strategic framework. This decline was partially offset by growth from SMBs and, during the third quarter, volume from new customers. Business-to-consumer shipments for the quarter and year to date represented approximately 57.2% and 57.3% of average daily volume, respectively, compared to 57.6% and 59.2%, respectively, in 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Business-to-business shipments decreased 0.5% for the quarter but increased 1.8% year to date. For the quarter, the decline was driven by lower manufacturing volume, partially offset by an increase in retail returns. Year to date, growth was driven by our Ground commercial product as discussed below. Overall, we anticipate average daily volume growth will be negative in the fourth quarter.
Within our Air products, average daily volume decreased for the quarter and year to date due to terms of contracts with certain large customers reflecting the continued execution within our strategic framework, as well as changes in customer behavior.
Within our Ground products, average daily volume decreased for both the quarter and year to date, as declines in Ground residential volume outpaced gains in Ground commercial volume. Ground residential average daily volume decreased 4.3% for the quarter (down 6.6% year to date), driven by contract terms with certain large customers discussed above. During the third quarter, the decline in Ground residential volume was partially offset by an increase in SurePost shipments from both new and existing large retail customers. Year to date, Ground residential and SurePost average daily volumes were negatively impacted by a continuing shift in consumer spending back towards services and in-store shopping. Ground commercial volume increased 0.3% and 2.4% for the quarter and year to date, respectively, driven by heightened returns volume in the quarter and growth from SMBs in the year-to-date period.
Rates and Product Mix
Revenue per piece in our Air and Ground products increased for both the third quarter and year to date, driven by base rate increases and other pricing actions, and favorable changes in customer mix. A shift in product mix slightly offset these increases for the third quarter. Rates for Air and Ground products increased an average of 5.9% in December 2021. In our Next Day Air and Deferred products, revenue per piece growth for the quarter and year to date was slightly negatively impacted by a reduction in average billable weight per piece.
We anticipate continued revenue per piece growth in the fourth quarter of 2022, but expect that it will moderate compared to the first nine months of the year.
Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that adjusts weekly. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price.
Total domestic fuel surcharge revenue increased $823 million in the third quarter (up $2.4 billion year to date), driven by increases in price per gallon and increases in fuel surcharge rates as part of our pricing strategy. We expect fuel surcharge revenue to stabilize at current levels in the fourth quarter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year-over-year impact of transformation and other charges, increased for both the quarter and year to date. The increase for the year-to-date period includes the impact of one additional operating day. The cost of operating our integrated air and ground network increased $222 million (up $846 million year to date) and pickup and delivery costs increased $459 million (up $1.2 billion year to date). Other indirect operating costs increased $167 million (up $401 million year to date) and package sorting costs increased $46 million (up $148 million year to date). These increases included the following:
•Higher fuel costs, primarily attributable to increases in the price of jet fuel, diesel and gasoline, which we expect to stabilize in the fourth quarter.
•Increases in employee benefits expense for our union workforce, driven by contractual rate increases for contributions to multiemployer benefit plans and higher year-over-year service cost for our company-sponsored pension plans.
•Higher compensation expense due to contractual rate increases, and cost of living and market-rate adjustments for our union workforce, which we expect to persist in the fourth quarter. Management payroll increased due to salary growth and higher incentive-based compensation accruals. These increases were partially offset by lower expenses resulting from a decrease in average daily union labor hours.
•Inflationary pressures that contributed to cost increases in repairs and maintenance and facility operating costs.
These increases were partially offset by declines in purchased transportation costs as we execute within our strategy.
Total cost per piece increased 8.7% for the third quarter (up 9.1% year to date). Excluding the impact of transformation and other charges, adjusted cost per piece increased 8.6% for the third quarter and 9.5% year to date, for the reasons described above. We anticipate that the cost per piece growth rate will moderate in the fourth quarter and remain below the revenue per piece growth rate as we expect our productivity initiatives to continue to help offset rising compensation and benefit costs due to the annual contractual rate increases.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $259 million in the third quarter (up $824 million year to date), with operating margin increasing 90 basis points to 10.8% (up 100 basis points to 11.2% year to date). Excluding the year-over-year impact of transformation and other charges, adjusted operating profit increased $272 million for the quarter (up $694 million year to date), with adjusted operating margin increasing 100 basis points to 11.0% (up 70 basis points to 11.4% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Average Daily Package Volume (in thousands):
Domestic	1,677	1,851		(9.4)%	1,729	1,943		(11.0)%
Export	1,684	1,695		(0.6)%	1,699	1,746		(2.7)%
Total Average Daily Package Volume	3,361	3,546		(5.2)%	3,428	3,689		(7.1)%
Average Revenue Per Piece:
Domestic	$7.31	$7.19	$0.12	1.7%	$7.43	$7.32	$0.11	1.5%
Export	34.77	33.56	1.21	3.6%	35.26	32.41	2.85	8.8%
Total Average Revenue Per Piece	$21.07	$19.80	$1.27	6.4%	$21.22	$19.19	$2.03	10.6%
Operating Days in Period	64	64			192	191
Revenue (in millions):
Domestic	$785	$852	$(67)	(7.9)%	$2,465	$2,716	$(251)	(9.2)%
Export	3,747	3,641	106	2.9%	11,501	10,808	693	6.4%
Cargo and Other	267	227	40	17.6%	782	620	162	26.1%
Total Revenue	$4,799	$4,720	$79	1.7%	$14,748	$14,144	$604	4.3%
Operating Expenses (in millions):
Operating Expenses	$3,802	$3,669	$133	3.6%	$11,442	$10,824	$618	5.7%
Transformation and Other Charges	(7)	(57)	50	(87.7)%	(22)	(69)	47	(68.1)%
Adjusted Operating Expenses	$3,795	$3,612	$183	5.1%	$11,420	$10,755	$665	6.2%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$997	$1,051	$(54)	(5.1)%	$3,306	$3,320	$(14)	(0.4)%
Adjusted Operating Profit	$1,004	$1,108	$(104)	(9.4)%	$3,328	$3,389	$(61)	(1.8)%
Operating Margin	20.8%	22.3%			22.4%	23.5%
Adjusted Operating Margin	20.9%	23.5%			22.6%	24.0%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(335)				$(739)
Operating Expenses			253				569
Operating Profit			$(82)				$(170)
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Third quarter 2022 vs. 2021	(5.7)%	6.8%	7.7%	(7.1)%	1.7%
Year to date 2022 vs. 2021	(6.7)%	8.1%	8.1%	(5.2)%	4.3%
Year to date, revenue also benefited from one additional operating day in the first half of 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased for the third quarter and year to date for both domestic and export products. Volume from both large customers and SMBs declined, primarily in the retail and technology sectors. Business-to-consumer volume decreased 10.6% for the quarter (down 18.4% year to date), as challenging global economic conditions, including rising inflation, high energy costs, lockdowns in parts of Asia and geopolitical uncertainty, impacted consumer demand. These factors also impacted business-to-business volume, which decreased 2.9% for the quarter (down 1.7% year to date). We expect year-over-year average daily volume to be lower in the fourth quarter, although the rate of decline should moderate.
For the quarter, Export volume declines were driven by reductions in U.S. exports and the Asia to U.S. trade lane. U.S. exports were negatively impacted by the strength of the U.S. Dollar and lower volumes from large customers. Declines on the Asia to U.S. trade lane were driven by disruptions resulting from lockdowns in China and lower customer demand. These declines were partly offset by growth in the intra-Europe trade lanes as supply chain disruptions eased. Year to date, declines were primarily from the intra-Europe and the Asia to U.S. trade lanes. The intra-Europe declines were driven by overall economic conditions, while the decline in the Asia to U.S. trade lane was primarily driven by the factors impacting the quarterly period.
Our premium Express products experienced a slight volume decline for both the quarter and year to date, primarily driven by lower volume from certain large customers in our Worldwide Express Saver product due to the economic factors discussed above.
Volume for our non-premium export products increased 1.8% for the quarter, driven by growth in our Transborder Standard product within Europe for the reasons discussed above. This growth was slightly offset for the quarter by declines in our Worldwide products, which also drove a 1.7% decline in volume year to date. These declines were driven by an overall reduction in consumer demand.
Domestic volume also declined for the quarter and year to date, with third-quarter declines primarily in Europe as a result of the economic conditions discussed above. Year to date, both Europe and Canada experienced declines in domestic volume, driven by lower residential deliveries as a result of reduced demand.
Rates and Product Mix
In December 2021, we implemented an average 5.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market. Additionally, we continue to apply demand-related surcharges on certain lanes, although we expect these to decrease year over year in the fourth quarter.
Total revenue per piece increased 6.4% for the quarter (up 10.6% year to date), primarily due to fuel surcharges and favorable shifts in customer and product mix. These increases were somewhat offset by unfavorable currency movements. Excluding the impact of currency, revenue per piece increased 14.1% for the quarter (up 16.3% year to date). We expect overall revenue per piece to decrease slightly for the fourth quarter.
Export revenue per piece increased 3.6% for the quarter (up 8.8% year to date) for the reasons described above. Excluding the impact of currency, export revenue per piece increased 9.4% for the quarter (up 13.1% year to date).
Domestic revenue per piece remained relatively flat for the quarter and year to date, as unfavorable currency movements offset growth from the factors described above. Excluding the impact of currency, domestic revenue per piece increased 16.7% for the quarter (up 12.2% year to date).
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
Total international fuel surcharge revenue increased by $298 million for the third quarter (up $1.0 billion year to date), driven primarily by increases in price per gallon as well as changes in fuel surcharge rates as part of our pricing strategy. These increases were slightly offset by unfavorable currency movements and volume declines. We expect fuel surcharges will stabilize at current levels during the fourth quarter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and operating expenses excluding the year-over-year impact of transformation and other charges, increased in both the third quarter and year to date. The increase for the year-to-date period includes the impact of one additional operating day. The costs of operating our integrated international air and ground network increased $343 million for the quarter (up $1.1 billion year to date), primarily due to higher fuel prices, which we expect to persist during the remainder of 2022.
Pickup and delivery costs decreased $86 million for the quarter (down $237 million year to date), other indirect costs decreased $67 million for the quarter (down $171 million year to date) and package sorting costs decreased slightly for the quarter and year to date as inflationary pressures were more than offset by favorable currency movements and volume declines. We expect inflationary pressures will persist for the remainder of the year.
Substantially all of our operations in Russia, Belarus and Ukraine remain suspended, which actions have not had a material impact on us. We are continuing to monitor the evolving impact of Russia’s invasion of Ukraine on the global economy and evaluating our long-term strategy in the region.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $54 million for the third quarter (down $14 million year to date), with operating margin decreasing 150 basis points to 20.8% (down 110 basis points to 22.4% year to date). Excluding the year-over-year impact of transformation and other charges, adjusted operating profit decreased $104 million in the quarter (down $61 million year to date), while adjusted operating margin decreased 260 basis points to 20.9% (down 140 basis points to 22.6% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue (in millions):
Forwarding	$2,162	$2,625	$(463)	(17.6)%	$7,140	$7,006	$134	1.9%
Logistics	1,302	1,158	144	12.4%	3,843	3,424	419	12.2%
Freight	—	—	—	—%	—	1,064	(1,064)	(100.0)%
Other	524	473	51	10.8%	1,617	1,258	359	28.5%
Total Revenue	$3,988	$4,256	$(268)	(6.3)%	$12,600	$12,752	$(152)	(1.2)%
Operating Expenses (in millions):
Operating Expenses	$3,538	$3,818	$(280)	(7.3)%	$11,164	$11,486	$(322)	(2.8)%
Transformation Strategy Costs	(9)	(10)	1	(10.0)%	(21)	(20)	(1)	5.0%
Asset Impairment and Divestiture Charges	—	—	—	—%	—	35	(35)	(100.0)%
Adjusted Operating Expenses:	$3,529	$3,808	$(279)	(7.3)%	$11,143	$11,501	$(358)	(3.1)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$450	$438	$12	2.7%	$1,436	$1,266	$170	13.4%
Adjusted Operating Profit	$459	$448	$11	2.5%	$1,457	$1,251	$206	16.5%
Operating Margin	11.3%	10.3%			11.4%	9.9%
Adjusted Operating Margin	11.5%	10.5%			11.6%	9.8%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(92)				$(191)
Operating Expenses			99				216
Operating Profit			$7				$25
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Transformation Strategy Costs (in millions):
Forwarding	$1	$—	$1	N/A	$9	6	$3	50.0%
Logistics	7	—	7	N/A	9	3	6	200.0%
Freight	—	—	—	N/A	—	1	(1)	(100.0)%
Other	1	10	(9)	(90.0)%	3	10	(7)	(70.0)%
Total Transformation Strategy Costs	$9	$10	$(1)	(10.0)%	$21	$20	$1	5.0%
Revenue
Total revenue for Supply Chain Solutions decreased $268 million in the third quarter (down $152 million year to date) as lower revenue in forwarding and truckload brokerage more than offset growth across many of our other businesses. Year to date, growth in Supply Chain Solutions was offset by the impact of divesting UPS Freight in the second quarter of 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forwarding revenue decreased for the third quarter but increased year to date:
•International airfreight volume and revenue declined in the third quarter, driven by the impact of lockdowns in Asia, lower customer demand and the market rates we charge for services. Year-to-date volume also declined but was fully offset by the impact of elevated market rates and demand-related surcharges in the first quarter.
•Ocean freight forwarding revenue decreased in the third quarter but increased year to date. For the quarter, the declines were driven by lower volume, particularly on the Asia to U.S. lane, and lower market rates. Year to date, these declines were fully offset by elevated market rates driven by market capacity constraints in the first half of 2022.
•Revenue in our truckload brokerage business declined for the quarter and remained relatively flat year to date. The decline in the third quarter was driven by lower volumes and a reduction in market rates. Year to date, volume declines were largely offset by increases in rates as we executed within our strategic framework.
We expect that the market rates we charge for services within all our Forwarding businesses will remain lower during the fourth quarter.
Within Logistics, our healthcare operations experienced strong revenue growth for both the quarter and year to date, driven by pharmaceuticals, clinical trials and lab customers. Revenue in our mail services business increased for both the quarter and year to date, driven by rate increases, a favorable shift in product characteristics and, during the third quarter, volume from new customers. These increases were slightly offset by volume declines in both periods. Our other distribution operations experienced revenue growth for both the quarter and year to date, driven by customer expansion, revenue quality initiatives and strong demand for warehousing services. We expect growth to continue within our Logistics businesses in the fourth quarter.
Revenue from the other businesses within Supply Chain Solutions increased for both the quarter and year to date, driven by rate increases and additional volume from service contracts with the U.S. Postal Service, and from the acquisition of Roadie in the fourth quarter of 2021. Additionally, revenue for services provided to the acquirer of UPS Freight under certain transition services agreements increased for the year-to-date period.
Operating Expenses
Total operating expenses in Supply Chain Solutions, and operating expenses excluding the year-over-year impact of transformation and other charges, decreased for the quarter and year to date. This included a decrease of $952 million in the year-to-date period due to the divestiture of UPS Freight in the second quarter of 2021.
Forwarding operating expenses decreased $462 million for the quarter (down $120 million year to date). Declines in the third quarter were driven by a reduction in purchased transportation expense resulting from lower volumes and market rates in truckload brokerage, international airfreight and ocean freight forwarding. Year to date, these decreases were partially offset by elevated rates in all our forwarding businesses during the first of half of 2022.
Logistics operating expenses increased $124 million for the quarter (up $359 million year to date) primarily resulting from increases in compensation and benefits expenses and third-party transportation costs as a result of business growth and inflationary pressures.
Expenses in the other businesses within Supply Chain Solutions increased for the quarter and year to date, largely driven by increased volume from the U.S. Postal Service and the acquisition of Roadie. Transportation and other costs incurred in providing transition services to the acquirer of UPS Freight increased year to date.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $12 million for the quarter (up $170 million year to date), with operating margin increasing 100 basis points to 11.3% (up 150 basis points to 11.4% year to date). Excluding the year-over-year impact of transformation and other charges, adjusted operating profit increased $11 million for the quarter (up $206 million year to date), with adjusted operating margin increasing 100 basis points to 11.5% (up 180 basis points to 11.6% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,506	$11,148	$358	3.2%	$34,480	$33,958	$522	1.5%
Transformation and Other Charges	(15)	(33)	18	(54.5)%	(71)	(164)	93	(56.7)%
Adjusted Compensation and benefits	$11,491	$11,115	$376	3.4%	$34,409	$33,794	$615	1.8%

Repairs and maintenance	$639	$619	$20	3.2%	$1,908	$1,837	$71	3.9%
Depreciation and amortization	774	738	36	4.9%	2,300	2,199	101	4.6%
Purchased transportation	4,173	4,638	(465)	(10.0)%	13,158	13,327	(169)	(1.3)%
Fuel	1,530	950	580	61.1%	4,447	2,672	1,775	66.4%
Other occupancy	427	384	43	11.2%	1,338	1,252	86	6.9%
Other expenses	1,999	1,811	188	10.4%	5,775	5,352	423	7.9%
Total Other expenses	9,542	9,140	402	4.4%	28,926	26,639	2,287	8.6%
Transformation and Other Charges	(21)	(41)	20	(48.8)%	(61)	(144)	83	(57.6)%
Asset Impairment and Divestiture Charges	—	—	—	N/A	—	35	(35)	(100.0)%
Adjusted Total Other expenses	$9,521	$9,099	$422	4.6%	$28,865	$26,530	2,335	8.8%

Total Operating Expenses	$21,048	$20,288	$760	3.7%	$63,406	$60,597	$2,809	4.6%
Adjusted Total Operating Expenses	$21,012	$20,214	$798	3.9%	$63,274	$60,324	$2,950	4.9%

Currency (Benefit) / Cost - (in millions)*			$(352)				$(785)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs:
Compensation	$7	$9	$(2)	(22.2)%	$31	$23	$8	34.8%
Benefits	8	24	(16)	(66.7)%	40	141	(101)	(71.6)%
Other occupancy	—	—	—	N/A	—	3	(3)	(100.0)%
Other expenses	21	41	(20)	(48.8)%	61	141	(80)	(56.7)%
Total Transformation Strategy Costs	$36	$74	$(38)	(51.4)%	$132	$308	$(176)	(57.1)%
Asset Impairment and Divestiture Charges:
Other gains	$—	$—	$—	N/A	$—	$(35)	$35	(100.0)%
Total Adjustments to Operating Expenses	$36	$74	$(38)	(51.4)%	$132	$273	$(141)	(51.6)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Total compensation and benefits, and total compensation and benefits excluding the year-over-year impact of transformation and other charges, increased for the quarter and year to date.
Total compensation costs, and total compensation costs excluding transformation and other charges, increased $177 million and $179 million, respectively, for the quarter. For the year-to-date period, total compensation costs and total compensation costs excluding transformation and other charges, increased $107 million and $99 million, respectively. U.S. Domestic direct labor costs increased for both the quarter and year to date, driven by increases in wage rates and cost of living adjustments for our union workforce, as well as additional headcount in our line-haul operations. These increases were partially offset by a reduction in labor hours due to decreases in volume and productivity improvements. Management compensation increased for both the quarter and year to date due to increases in part-time management wages and headcount, and higher incentive compensation, partially offset by a reduction in commissions. The divestiture of UPS Freight in the second quarter of 2021 reduced compensation costs for the year-to-date period by $328 million.
Benefits costs increased $181 million for the quarter (up $415 million year to date). Excluding the year-over-year impact of transformation and other charges, adjusted benefits costs increased $197 million for the quarter (up $516 million year to date). The primary drivers were:
•Health and welfare costs increased $38 million for the quarter (up $137 million year to date), driven by increased contributions to multiemployer plans as a result of contractual rate increases, partially offset by a reduction in expense for company-sponsored plans. For the year-to-date period, the divestiture of UPS Freight reduced expense by $65 million.
•Pension and other postretirement benefits costs increased by $85 million for the quarter (up $105 million year to date), due to higher service costs for company-sponsored plans and increased contributions to multiemployer plans as a result of contractually-mandated contribution increases. Year to date, the divestiture of UPS Freight reduced expense by $46 million.
•Vacation, excused absence, payroll taxes and other costs increased $63 million for the quarter (up $194 million year to date), primarily due to wage growth.
Repairs and Maintenance
Expense increased for both the quarter and year to date, due to an increase in planned building maintenance as well as increases in the cost of materials and supplies. We also incurred higher costs for aircraft engine and airframe maintenance in both the quarter and year-to-date periods due to the timing of scheduled maintenance events.
Depreciation and Amortization
Depreciation and amortization expense increased as a result of facility automation and expansion projects coming into service, investments in internally developed software and the amortization of acquired intangible assets.
Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers decreased for both the quarter and year-to-date periods. The changes were primarily driven by:
•Supply Chain Solutions expense decreased by $387 million for the quarter, resulting from volume declines and lower market rates paid for services in our international air and ocean freight and truckload brokerage businesses. This was partially offset by increases in our logistics operations, including healthcare, driven by business growth. Year to date, Supply Chain Solutions expense decreased by $62 million. The divestiture of UPS Freight resulted in a decrease of $260 million that was partially offset by an increase of $198 million in our forwarding businesses due to elevated market rates in the first half of the year.
•International Package expense decreased by $51 million for the third quarter (down $39 million year to date), as fuel surcharge increases were more than offset by favorable currency movements and lower volumes.
•U.S. Domestic expense decreased $27 million for the third quarter (down $68 million year to date), driven by a reduction in ground volume handled by third-party carriers and network optimization initiatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Fuel
The increase in fuel expense for both the quarter and year-to-date periods was primarily driven by higher prices for jet fuel, diesel and gasoline. Market prices and the manner in which we purchase fuel influence our costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs.
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
Other Expenses
Other expenses, and other expenses excluding the year-over-year impact of transformation and other charges, increased for both the quarter and year to date, primarily as a result of:
•An increase of $45 million for the quarter ($115 million increase year to date) in commissions paid for certain online shipments.
•An increase of $38 million for the quarter ($61 million increase year to date) in self-insured automobile liability expense, driven by increases in the frequency and severity of claims.
•Hosted software application fees and other technology costs increased $26 million in the quarter (up $78 million year to date), in support of ongoing investments in our digital transformation.
•Professional fees increased $34 million in the quarter (up $57 million year to date) as a result of an increase in services provided to various business units.
Other increases for the quarter and year to date included employee-related expenses, payment processing fees and costs to lease and purchase additional vehicles for our network. These increases were partially offset by favorable developments in certain legal and tax contingencies, a reduction in asset impairment charges and a reduction in customer claims.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income and other and interest expense for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Investment Income and Other	$333	$274	$59	21.5%	$981	$4,235	$(3,254)	(76.8)%
Defined Benefit Plan (Gains) and Losses	—	—	—	N/A	(33)	(3,290)	3,257	(99.0)%
Adjusted Investment Income and Other	$333	$274	$59	21.5%	$948	$945	$3	0.3%

Interest Expense	(177)	(177)	—	0.0%	(522)	(521)	(1)	0.2%
Total Other Income and (Expense)	$156	$97	$59	60.8%	$459	$3,714	$(3,255)	(87.6)%
Adjusted Other Income and (Expense)	$156	$97	$59	60.8%	$426	$424	$2	0.5%
Investment Income and Other
Investment income and other increased $59 million for the quarter, driven by higher yields on higher average invested balances, changes in the fair value of certain non-current investments and an increase in other pension income partially offset by foreign currency losses.
Year to date, investment income and other decreased $3.3 billion due to year-over-year changes in defined benefit plan adjustments. We recognized a curtailment gain of $33 million dollars in 2022, compared to a $3.3 billion mark-to-market gain in 2021. Excluding the impact of these defined benefit plan gains, adjusted investment income and other increased $3 million, driven by higher yields on higher average invested balances and year-to-date foreign currency gains, that were largely offset by changes in the fair value of certain non-current investments and a decrease in other pension income.
Other pension income increased $12 million for the quarter (down $7 million year to date) due to the following:
•Lower expected returns on pension assets for the quarter and year-to-date periods as a result of a reduction in our rate of return assumption, partially offset by a higher asset base due to contributions and positive asset returns in 2021.
•Pension interest cost was flat for the quarter, due to an increase in projected benefit obligations and changes in demographic assumptions that were offset by the impact of lower discount rates. Interest cost increased year to date, due to the impact of interim remeasurements of certain plans in 2021 on pension benefit obligations and discount rates.
•Prior service cost decreased for the quarter and year-to-date periods as the cost base from certain plan amendments became fully amortized during 2021.
Interest Expense
Interest expense was flat for both the quarter and year-to-date periods as higher effective interest rates on floating rate debt were largely offset by lower average outstanding debt balances. Foreign currency exchange rates also favorably impacted interest expense on foreign currency-denominated debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Income Tax Expense	$685	$664	$21	3.2%	$2,263	$2,836	$(573)	(20.2)%
Income Tax Impact of:
Transformation Strategy Costs	9	20	(11)	(55.0)%	31	76	(45)	(59.2)%
Asset Impairment and Divestiture Charges	—	—	—	N/A	—	(8)	8	(100.0)%
Defined Benefit Plan (Gains) and Losses	—	—	—	N/A	(9)	(788)	779	(98.9)%
Adjusted Income Tax Expense	$694	$684	$10	1.5%	$2,285	$2,116	$169	8.0%
Effective Tax Rate	21.0%	22.2%			21.8%	22.4%
Adjusted Effective Tax Rate	21.0%	22.3%			21.9%	22.0%
For additional information on our income tax expense and effective tax rate, see note 16 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of September 30, 2022, we had $11.4 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures and pension contributions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations. We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Nine Months Ended September 30,
	2022	2021
Net income	$8,095	$9,797
Non-cash operating activities (a)	4,439	1,669
Pension and postretirement benefit plan contributions (company-sponsored plans)	(2,106)	(331)
Hedge margin receivables and payables	771	136
Income tax receivables and payables	(38)	235
Changes in working capital and other non-current assets and liabilities	(339)	255
Other operating activities	(50)	—
Net cash from operating activities	$10,772	$11,761
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
Net cash from operating activities decreased $989 million for the 2022 period, primarily due to:
•Higher contributions to our company-sponsored pension and U.S. postretirement medical benefit plans, driven by $1.9 billion in discretionary contributions to our qualified U.S. pension plans. There were no discretionary contributions to these plans in 2021.
•An unfavorable change in working capital, driven by the timing of payroll and other compensation items and vendor payments, as well as the settlement of duties and taxes on behalf of our customers.
•A reduction in income taxes payable due to the timing of tax payments relative to accruals.
These impacts were partially offset by an increase in our net hedge margin collateral position due to favorable changes in the fair value of derivative contracts used in our currency hedging programs.
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
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of September 30, 2022 and 2021, suppliers sold them $690 and $462 million, respectively, of our outstanding payment obligations. Amounts due to suppliers that participate in the SCF program may be reflected in cash flows from operating activities or cash flows from investing activities in our consolidated statements of cash flows. The amounts settled through the SCF program were approximately $1.3 billion and $953 million for the nine months ended September 30, 2022 and 2021, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2022, approximately $3.3 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases, pension contributions and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash used in investing activities	$(2,408)	$(1,600)

Capital Expenditures:
Buildings, facilities and plant equipment	$(937)	$(1,089)
Aircraft and parts	(468)	(706)
Vehicles	(382)	(379)
Information technology	(491)	(396)
Total Capital Expenditures	$(2,278)	$(2,570)

Capital Expenditures as a % of revenue	3.1%	3.7%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$12	$870
Net change in finance receivables	$23	$28
Net (purchases), sales and maturities of marketable securities	$(2)	$60
Cash paid for business acquisitions, net of cash and cash equivalents acquired	$(106)	$(12)
Other investing activities	$(57)	$24
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. Our current investment program anticipates investments in technology initiatives and enhanced network capabilities, including over $1 billion of projects to support our environmental sustainability goals in 2022. It also provides for the maintenance of buildings, facilities and plant equipment and replacement of certain aircraft within our fleet. We currently expect that our capital expenditures will total approximately $5.0 billion in 2022, of which approximately 50 percent will be allocated to expansion projects. Our strategic decision to lease rather than purchase certain facilities drove a reduction in our expected capital expenditures.
Total capital expenditures decreased for the 2022 period, primarily due to:
•Spending on buildings, facilities and plant equipment in our global small package business decreased as supply chain disruptions resulted in delays in certain projects.
•Aircraft expenditures decreased due to fewer payments associated with the delivery of aircraft, slightly offset by increases in contract deposits on open aircraft orders.
•Information technology expenditures increased due to additional deployments of technology equipment and capitalized software projects.
Proceeds from disposal of businesses, property, plant and equipment decreased, driven by the divestiture of UPS Freight for cash proceeds of $848 million in the second quarter of 2021.
Purchases and sales of marketable securities are largely determined by liquidity needs and the periodic rebalancing of investment types, and will fluctuate from period to period.
The increase in cash paid for business acquisitions in 2022 was primarily due to the acquisition of Delivery Solutions and the purchase of additional development areas for The UPS Store relative to the 2021 period. Other investing activities were impacted by changes in our non-current investments, purchase contract deposits and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (amounts in millions, except per share data):

	Nine Months Ended September 30,
	2022	2021
Net cash used in financing activities	$(7,475)	$(5,856)
Share Repurchases:
Cash paid to repurchase shares	(2,194)	(500)
Number of shares repurchased	(11.6)	(2.6)
Shares outstanding at period end	865	869
Dividends:
Dividends declared per share	$4.56	$3.06
Cash paid for dividends	$(3,842)	$(2,578)
Borrowings:
Net borrowings (repayments) of debt principal	$(1,124)	$(2,613)
Other Financing Activities:
Cash received for common stock issuances	$198	$196
Other financing activities	$(513)	$(361)
Capitalization:
Total debt outstanding at period end	20,350	22,106
Total shareowners’ equity at period end	16,988	12,057
Total capitalization	$37,338	$34,163
We repurchased 11.6 and 2.6 million shares of class B common stock for $2.2 billion and $500 million under our stock repurchase program during the nine months ended September 30, 2022 and 2021, respectively. We anticipate our share repurchases will total at least $3.0 billion for all of 2022. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.
We increased our quarterly cash dividend to $1.52 per share in 2022, compared to $1.02 in 2021. The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors.
There were no issuances of debt during the nine months ended September 30, 2022. Repayments of debt included our $600 million 2.350% senior notes, our $400 million floating rate senior notes and scheduled principal payments on our finance lease obligations. In the prior year-to-date period, issuances of debt consisted of borrowings under our commercial paper program. Repayments of debt included $2.6 billion of fixed and floating rate senior notes, commercial paper and scheduled principal payments on our finance lease obligations.
As of September 30, 2022, we had $1.0 billion of fixed rate senior notes outstanding that matured this year. We repaid these notes at maturity in October 2022 with cash from operations. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
The amount of commercial paper outstanding fluctuates throughout the year based on daily liquidity needs. As of September 30, 2022 and 2021, we had no outstanding balances under our commercial paper programs.
Cash flows from other financing activities were largely attributable to the repurchase of shares to satisfy tax withholding obligations on vested employee stock awards. Cash outflows for this purpose were $514 and $357 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was driven by changes in required repurchase amounts.
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
Contractual Commitments
There have been no material changes to the contractual commitments described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, except as described below.
Purchase commitments represent contractual agreements to purchase assets, goods or services that are legally binding, including contracts for aircraft, construction of new or expanded facilities and orders for technology equipment and vehicles. We also have commitments related to pending business acquisitions and investments.
The following table summarizes the expected cash outflows to satisfy our total purchase commitments, inclusive of these changes, as of September 30, 2022 (in millions):

Commitment Type	2022	2023	2024	2025	2026	After 2026	Total
Purchase Commitments(1)	$2,513	$2,405	$1,285	$959	$237	$68	$7,467
Total	$2,513	$2,405	$1,285	$959	$237	$68	$7,467
(1)Purchase commitments for 2022 include amounts related to pending business acquisitions and investments.
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
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2022	December 31, 2021
Currency Derivatives	$892	$173
Interest Rate Derivatives	(5)	1
	$887	$174
As of September 30, 2022 and December 31, 2021, we had no outstanding commodity hedge positions.
Our market risks, hedging strategies and financial instrument positions as of September 30, 2022 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. In 2022, we entered into several foreign currency exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forward contracts expire. The fair value changes between December 31, 2021 and September 30, 2022 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering all of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. As of September 30, 2022, we held cash collateral of $1.0 billion and were not required to post cash collateral with our counterparties under these agreements.
We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.
The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021 is incorporated herein by reference.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess the effects of remote work on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of repurchases of our class A and class B common stock during the third quarter of 2022 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 - July 31, 2022	0.9	$183.23	0.9	$3,096
August 1 - August 31, 2022	3.2	200.08	3.2	2,454
September 1 - September 30, 2022	0.8	190.94	0.8	$2,306
Total July 1 - September 30, 2022	4.9	$195.59	4.9
___________________
(1)Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
In August 2021, the Board of Directors authorized the company to repurchase up to $5.0 billion of class A and class B common stock. We repurchased 4.9 and 11.6 million shares of class B common stock for $951 million and $2.2 billion under this program during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had $2.3 billion available under this repurchase authorization. We anticipate our share repurchases will total at least $3.0 billion for all of 2022.
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
Indenture dated as of September 30, 2022, between UPS and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form S-3 (File No.333-267664), filed on September 30, 2022.

10.2	—	Indenture dated as of September 30, 2022, between UPS and Truist Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Form S-3 (File No.333-267664), filed on September 30, 2022.

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	November 2, 2022	By:	/s/ BRIAN O. NEWMAN
Brian O. Newman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)