Form 10-K
period 2022-12-31
UNITED PARCEL SERVICE INC
filed 2023-02-21
CIK 1090727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the class B common stock held by non-affiliates of the registrant was $133,554,051,887 as of June 30, 2022. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.
As of February 3, 2023, there were 133,935,649 outstanding shares of class A common stock and 724,805,339 outstanding shares of class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 4, 2023 are incorporated by reference into Part III of this report.

UNITED PARCEL SERVICE, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Cautionary Statement About Forward-Looking Statements
This report and our other filings with the Securities and Exchange Commission ("SEC") contain and in the future may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements other than those of current or historical fact, and all statements accompanied by terms such as "will," "believe," "project," "expect," "estimate," "assume," "intend," "anticipate," "target," "plan" and similar terms, are intended to be forward-looking statements. Forward-looking statements are made subject to the safe harbor provisions of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and may also be described from time to time in our future reports filed with the SEC. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of those statements.

Item 1.Business
Overview
United Parcel Service, Inc. ("UPS"), founded in 1907, is the world’s premier package delivery company and a leading provider of global supply chain management solutions. We offer a broad range of industry-leading products and services through our extensive global presence. Our services include transportation and delivery, distribution, contract logistics, ocean freight, airfreight, customs brokerage and insurance.
We operate one of the largest airlines and one of the largest fleets of alternative fuel vehicles under a global UPS brand. We deliver packages each business day for approximately 1.6 million shipping customers to 11.1 million delivery recipients in over 220 countries and territories. In 2022, we delivered an average of 24.3 million packages per day, totaling 6.2 billion packages during the year. Total revenue in 2022 was $100.3 billion.
Strategy
Our well-defined strategy focuses on growing in the parts of our market that value our end-to-end network, including small- and medium-sized businesses ("SMBs"), healthcare, international and certain large enterprise accounts. We are continuing on the journey to execute our Customer First, People Led, Innovation Driven strategy as we evolve our business to be better and bolder.
Customer First is about solving for the needs of our customers. We strive to help our customers seize new opportunities, better compete and succeed by delivering the capabilities that they tell us matter the most: speed and ease.
People Led specifically focuses on how likely an employee is to recommend UPS employment to a friend or family member. We know successful outcomes are built from a strong culture, so we are striving to make UPS a great place to work. We believe that when we take care of our people, they take care of our customers.
Innovation Driven is designed to optimize the volume that flows through our network to focus on increasing value share and to drive business growth from higher-yielding opportunities in our target markets. We continue to leverage technology and automation to deliver improvements to our network and unlock value for our customers through innovation.

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
Cutting-Edge Technologies. We are a global leader in developing technologies that help our customers enhance their shipping and logistics business processes to lower costs, improve service and increase efficiency. We offer a variety of digital tools that enable our customers to integrate UPS functionality into their distribution channels, deepening our customer relationships. These tools allow our customers to send, manage and track their shipments, and also provide their customers with value-added data.
Broad Portfolio of Services. Our portfolio of services allows customers to choose their most appropriate delivery option. Increasingly, our customers benefit from UPS business solutions that integrate our services beyond package delivery. For example, supply chain services – such as global freight forwarding, truckload brokerage, customs brokerage, order fulfillment and returns management – are designed to help improve the efficiency and resilience of our customers’ entire supply chain management process.
Customer Relationships. We focus on building and maintaining long-term customer relationships. Value-added services beyond package delivery, and connecting our small package, supply chain and digital services across our customer base, are important to our customer retention and growth.
Brand Equity. We have built a leading and trusted brand that stands for quality, reliability and service innovation. Our vehicles and the professional courtesy of our drivers are major contributors to our brand equity.
Distinctive Culture. We believe that the dedication of our employees comes in large part from our purpose driven culture that fosters trust, appreciation and empowerment. We value the contribution of all of our people, encouraging everyone to bring their unique perspective, background, talents and skills to work every day. Our legacy of fairness and equity is the bedrock of our culture and of our relationships with those we serve.
Financial Strength. Our financial strength allows us to continue investing in digital technology, transportation equipment, facilities and employee development to generate value for shareholders. We pursue strategic opportunities that facilitate our growth and seek to maintain a strong credit rating to give us flexibility in running the business.
Products and Services; Reporting Segments
We have two reporting segments: U.S. Domestic Package and International Package. Our remaining businesses are reported as Supply Chain Solutions. U.S. Domestic Package and International Package are together referred to as our global small package operations.
Global Small Package
Our global small package operations provide time-definite delivery services for express letters, documents, packages and palletized freight via air and ground services. These services are supported by numerous shipping, visibility and billing technologies. These include our Digital Access Program, which embeds our shipping solutions directly into leading e-commerce platforms, enabling us to more broadly reach SMB customers and e-commerce markets.
All of our services (air, ground, domestic, international, commercial and residential) are managed through a single, global smart logistics network. We combine all packages within this single network, unless dictated by specific service commitments. This enables us to efficiently pick up customers’ shipments for any services at a scheduled time each day. Our global smart logistics network provides unique operational and capital efficiencies that also have a lesser environmental impact than single service network designs.

We offer same-day pickup of air and ground packages seven days a week. Our global smart logistics network offers approximately 197,000 entry points where customers can tender packages to us at locations and times convenient to them. This includes UPS drivers who can accept packages, UPS drop boxes, UPS Access Point locations, The UPS Store locations, authorized shipping outlets and commercial counters, alliance locations and customer centers attached to UPS facilities.
We offer a portfolio of returns services in more than 140 countries. These services are driven by the continued growth of e-commerce that has increased our customers' need for efficient and reliable returns, and are designed to promote efficiency and a friction-free consumer experience. This portfolio provides a range of cost-effective label and digital returns options and a broad network of consumer drop points. We also offer a selection of returns technologies, such as UPS Returns Manager, that promote systems integration, increase customer ease of use and visibility of inbound merchandise. These technologies help reduce costs and improve efficiency in our customers' reverse logistics processes.
Our global air operations hub is located in Louisville, Kentucky, and is supported by air hubs across the United States ("U.S.") and internationally. We operate international air hubs in Germany, China, Hong Kong, Canada and Florida (for Latin America and the Caribbean). This design enables cost-effective package processing using fewer, larger and more fuel-efficient aircraft.
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
•Our ground network enables customers to ship using our day-definite guaranteed ground service. We deliver more than 17 million ground packages per day, most within one to three business days.
•UPS SurePost provides residential ground service for customers with non-urgent, lightweight residential shipments. It offers the consistency and reliability of the UPS ground network, with final delivery often provided by the U.S. Postal Service.
International Package
International Package consists of our small package operations in Europe, Asia, the Indian sub-continent, the Middle East, Africa, Canada and Latin America. International markets are one of our identified growth opportunities. We offer a wide selection of guaranteed day- and time-definite international shipping services, including more guaranteed time-definite express options than any other carrier.
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
Europe is our largest region outside of the U.S. by both revenue and package volume. We continue to make major European infrastructure investments to meet demand for our services and to improve transit times across the region. We have recently expanded hubs and gateways in France, Germany and Italy to increase efficiency for cross-border ground shipments and provide capacity for future growth.
We serve more than 40 countries and territories in Asia through alliances with local delivery companies and our owned operations.

Supply Chain Solutions
Supply Chain Solutions consists of our forwarding, truckload brokerage, logistics and distribution and other businesses. Supply chain complexity creates demand for a global service offering that incorporates transportation, distribution and international trade and brokerage services, with complementary financial and information services. Many companies see value in outsourcing certain logistics activity. With increased competition and growth opportunities in new markets, businesses require flexible and responsive supply chains to support their strategies. We aim to meet this demand by offering a broad array of supply chain services in more than 200 countries and territories.
Forwarding
We are one of the largest U.S. domestic airfreight carriers and among the top airfreight forwarders globally. We offer a portfolio of guaranteed and non-guaranteed global airfreight services. Additionally, as one of the world’s leading non-vessel operating common carriers, we provide ocean freight full-container load, less-than-container load and multimodal transportation services between most major ports around the world.
We are among the world’s largest customs brokers, measured by both the number of shipments processed annually and by the number of dedicated brokerage employees worldwide. In addition to customs clearance services, we provide product classification, trade management, duty drawback and consulting services.
Truckload Brokerage
We provide truckload brokerage services in North America and Europe through our Coyote-branded subsidiaries. Access to the UPS fleet, combined with a broad third-party carrier network, creates customized capacity solutions for all markets and customers. Coyote customers can also access UPS services such as airfreight, customs brokerage and global freight forwarding.
Logistics & Distribution
Our global logistics and distribution business provides value-added fulfillment and transportation management services. We leverage a network of facilities in over 120 countries to seek to ensure products and parts are in the right place at the right time. We operate both multi-client and dedicated facilities across our network, many of which are strategically located near UPS air and ground transportation hubs to support rapid delivery to consumer and business markets. We continue to invest in the automation of our facilities to meet customer demand.
Healthcare logistics is one of our targeted growth areas. We offer world-class technology, deep expertise and a highly sophisticated suite of services. With a strategic focus on serving the unique, priority-handling needs of healthcare and life sciences customers, we continue to increase our cold-chain logistics capabilities both in the U.S. and internationally. During 2022, we acquired Bomi Group to accelerate our growth by expanding our international presence and increasing our cold chain capabilities in major European and Latin American markets. With the addition of Bomi Group, our network provides customers access to specialized healthcare distribution space in more than 30 countries and territories.
Other Supply Chain Solutions businesses
Our other Supply Chain Solutions businesses provide a broad portfolio of services to meet customer needs. Technology-driven solutions, such as our Roadie same-day delivery business, provide flexibility and visibility for our customers. We also offer integrated supply chain and high-value shipment insurance solutions to both small and large businesses through UPS Capital. We believe these services are important to meeting our customers' needs and deepening our customer relationships.

Human Capital
Our success is dependent upon our people, working together with a common purpose. We have approximately 536,000 employees (excluding temporary seasonal employees), of which 443,000 are in the U.S. and 93,000 are located internationally. Our global workforce includes approximately 90,000 management employees (44% of whom are part-time) and 446,000 hourly employees (50% of whom are part-time). More than 70% of our U.S. employees are represented by unions, primarily those employees handling or transporting packages. Many of these employees are employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters which run through July 31, 2023. In addition, approximately 3,400 of our pilots are represented by the Independent Pilots Association (“IPA”). During 2022, we extended our contract with the IPA for an additional two years beginning at the end of the current contract on September 1, 2023.
We believe that UPS employees are among the most motivated, highest-performing people in the industry and provide us with a meaningful competitive advantage. To assist with employee recruitment and retention, we continue to review the competitiveness of our employee value proposition, including benefits and pay, the range of continuous training, talent development and promotional opportunities. For additional information on the importance of our human capital efforts, see "Risk Factors - Business and Operating Risks - Failure to attract or retain qualified employees could materially adversely affect us" and “Strikes, work stoppages or slowdowns by our employees could materially adversely affect us.”
Oversight and management
We believe in creating an inclusive and equitable environment that represents a broad spectrum of diverse backgrounds, cultures and stakeholders. By leveraging diversity with respect to gender, age, ethnicity, skills and other factors, and creating inclusive environments, we believe we can improve organizational effectiveness, cultivate innovation and drive growth.
Our Board of Directors, directly and through the Board’s Compensation and Human Capital Committee, is responsible for oversight of human capital matters. Effective oversight is accomplished through a variety of methods and processes including regular updates and discussions around human capital transformation efforts, technology initiatives impacting the workforce, health and safety matters, employee survey results related to culture and other matters, hiring and retention, employee demographics, labor relations and contract negotiations, compensation and benefits, succession planning and employee training initiatives. In addition, the Compensation and Human Capital Committee charter was recently expanded to include oversight of performance and talent management, diversity, equity and inclusion, work culture and employee development and retention. We believe the Board’s oversight of these matters helps identify and mitigate exposure to labor and human capital management risks, and is part of the broader framework that guides how we attract, retain and develop a workforce that aligns with our values and strategies.
Transformation
As we expand and enter new markets, and seek to capture new opportunities and pursue growth, we need employees to grow and innovate along with us. We believe that transforming the UPS employee experience is foundational to our success. This requires a thoughtful balance between the culture we have cultivated over the years and new approaches to lead our business into the future.
We are investing in capabilities that we believe will transform our business, including investments in employee opportunities to support growth. We provide training for management employees on professionalism and performance, as well as unconscious bias and diversity and inclusion, to seek to ensure our actions align with our values.
Additional information on our human capital efforts is contained in our annual sustainability report, which describes our activities that support our commitment to acting responsibly and contributing to society. This report is available under the heading "Social Impact" at www.about.ups.com.
Collective bargaining
We bargain in good faith with the unions that represent our employees. We frequently engage union leaders at the national level and at local chapters throughout the United States. We participate in works councils and associations outside the U.S., which allows us to respond to emerging regional issues. This work helps our operations to build and maintain productive relationships with our employees. For additional information regarding employees employed under collective bargaining agreements, see note 6 to the audited, consolidated financial statements.

Employee health and safety
We seek to provide industry-leading employee health, safety and wellness programs across our growing workforce. We develop a culture of health and safety by:
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
Customers
Building and maintaining long-term customer relationships is a competitive strength of UPS. In 2022, we served 1.6 million shipping customers and more than 11.1 million delivery recipients daily. For the year ended December 31, 2022, one customer, Amazon.com, Inc. and its affiliates, represented approximately 11.3% of our consolidated revenues, substantially all of which was within our U.S. Domestic Package segment. For additional information on our customers, see “Risk Factors - Business and Operating Risks - Changes in our relationships with any of our significant customers, including the loss or reduction in business from one or more of them, could have a material adverse effect on us” and note 14 to the audited, consolidated financial statements.
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
Air Operations
The U.S. Department of Transportation ("DOT"), the Federal Aviation Administration ("FAA") and the U.S. Department of Homeland Security, through the Transportation Security Administration ("TSA"), have primary regulatory authority over our air transportation services.
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
We participate in the Civil Reserve Air Fleet ("CRAF") program. Our participation in this program allows the U.S. Department of Defense ("DOD") to requisition specified UPS aircraft for military use during a national defense emergency. The DOD is required to compensate us for any use of aircraft under the CRAF program. In addition, participation in the CRAF program entitles us to bid for other U.S. Government opportunities including small package and airfreight.
Ground Operations
Our ground transportation of packages in the U.S. is subject to regulation by the DOT and its agency, the Federal Motor Carrier Safety Administration (the "FMCSA"). Ground transportation also falls under state jurisdiction with respect to the regulation of operations, safety and insurance. Our ground transportation of hazardous materials in the U.S. is subject to regulation by the DOT's Pipeline and Hazardous Materials Safety Administration. We also must comply with safety and fitness regulations promulgated by the FMCSA, including those relating to drug and alcohol testing and hours of service for drivers. Ground transportation of packages outside of the U.S. is subject to similar regulatory schemes in the countries in which we transport those packages.
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
Environmental
We are subject to U.S. and international federal, state and local environmental laws and regulations across all of our operations. These laws and regulations cover a variety of matters such as disclosures, operations and processes, including, but not limited to: properly storing, handling and disposing of waste materials; appropriately managing waste water and storm water; monitoring and maintaining the integrity of underground storage tanks; complying with laws regarding clean air, including those governing emissions; protecting against and appropriately responding to spills and releases and communicating the presence of reportable quantities of hazardous materials to local responders. We maintain site- and activity-specific environmental compliance and pollution prevention programs to address our environmental responsibilities and remain compliant. In addition, we maintain numerous programs which seek to minimize waste and prevent pollution within our operations.
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
Communications and Data Protection
As we use radio and other communication facilities in our operations, we are subject to the Federal Communications Act of 1934, as amended. In addition, the Federal Communications Commission regulates and licenses our activities pertaining to satellite communications. We are also subject to similar regulation, such as the European Union General Data Protection Regulation, internationally. There has recently been increased regulatory and enforcement focus on data protection in the U.S. (at both the state and federal level) and in other countries.
For additional information, see “Risk Factors – Business and Operating Risks – A significant data breach or information technology system disruption could materially adversely affect us”.
Health and Safety
We are subject to numerous federal, state and local laws and regulations governing employee health and safety, both in the U.S and in other countries. Compliance with changing laws and regulations from time to time, including those promulgated by the U.S. Occupational Safety and Health Administration, could result in materially increased operating costs and capital expenditures, and negatively impact our ability to attract and retain employees.
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
Our Corporate Governance Guidelines and the charters for our Audit, Compensation and Human Capital, Risk, and Nominating and Corporate Governance Committees are also available under the heading "ESG" on the Governance Documents page of our investor relations website.
Our sustainability reporting, which describes our activities that support our commitment to acting responsibly and contributing to society, is available under the heading "Social Impact" at www.about.ups.com.
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
Business and Operating Risks
The consequences of the COVID-19 pandemic have had, and may continue to have, a significant impact on us, as well as on the operations of many of our customers.
The consequences of the COVID-19 pandemic have had a substantial impact on business and consumer activity, including contributing to a curtailment of certain business activities (including a decrease in demand for a broad variety of goods and services), significant ongoing supply chain disruptions, economic uncertainty and volatility in global financial markets. These consequences have significantly impacted, and may continue to significantly impact us, and have had, and may continue to have, a material adverse impact on the operations, financial performance and liquidity of many of our customers.
Because of ongoing uncertainty with respect to the consequences of the COVID-19 pandemic, the future impact on our operations, financial condition and liquidity also remains uncertain and difficult to predict. This impact will continue to depend on evolving factors, many of which are not within our control, and to which we may not be able to effectively respond. These risks include, but are not limited to: a significant reduction in revenue due to renewed or extended curtailment of business activities; a significant increase in our expenses or a reduction in our operating margins due to long-term changes in the mix of our products and services; effects from governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including workforce pressures); reductions in operating effectiveness due to employees working remotely or in hybrid models; unavailability of personnel; the delay or cancellation of capital projects and related delays in, or loss of, expected benefits therefrom; limited access to liquidity; increased volatility and pricing in the capital markets; further disruption of global supply chains; impairments in the fair value of our assets; increases in pension funding obligations; and reductions in our customers’ credit-worthiness.
Changes in general economic conditions, in the U.S. and internationally, may adversely affect us.
We conduct operations in over 220 countries and territories. Our operations are subject to cyclicality affecting national and international economies in general, as well as the local economic environments in which we operate. Changes in general economic conditions are beyond our control, and it may be difficult for us to adjust our business model to mitigate the impact of these factors. For example, we are affected by levels of industrial production, inflation, unemployment levels, consumer spending and retail activity. We could be materially affected by adverse developments in these aspects of the economy. We have also been, and may in the future be, adversely impacted by changes in general economic conditions as a result of geopolitical uncertainty and/or conflicts in or arising from the countries and/or regions where we operate, including the United Kingdom, the European Union, the Ukraine, the Russian Federation and the Trans-Pacific region. Changes in general economic conditions, or our inability to accurately forecast these changes or mitigate the impact of these conditions on our business, could materially adversely affect us.

Our industry is rapidly evolving. We expect to continue to face significant competition, which could materially adversely affect us.
Our industry is rapidly evolving, including demands for faster deliveries and increased visibility into shipments. We expect to continue to face significant competition on a local, regional, national and international basis. Competitors include the U.S. and other international postal services, various motor carriers, express companies, freight forwarders, air couriers, large transportation and e-commerce companies that have made and continue to make significant investments in their own logistics capabilities, some of whom are currently our customers. We also face competition from start-ups and other smaller companies that combine technologies with flexible labor solutions such as crowdsourcing to focus on local market needs. Competition may also come from other sources in the future as new technologies are developed. Competitors have cost, operational and organizational structures that differ from ours and may offer services or pricing terms that we are not willing or able to offer. Additionally, to sustain the level of service and value that we deliver to our customers, from time to time we have raised, and may in the future raise, prices and our customers may not be willing to accept these higher prices. If we do not timely and appropriately respond to competitive pressures, including replacing any lost volume or maintaining our profitability, we could be materially adversely affected.
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
For the year ended December 31, 2022, business from one customer, Amazon.com, Inc. and its affiliates, accounted for 11.3% of our consolidated revenues. Some of our other significant customers can account for a relatively significant portion of our revenues in a particular quarter or year. Customer impact on our revenue and profitability is based on factors such as: contractual volume amounts; pricing terms; product launches; e-commerce or other industry trends, including those related to the holiday season; business combinations and the overall growth of a customer's underlying business; as well as any disruptions to their businesses. Customers could choose, and have in the past chosen, to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own logistics capabilities. In addition, certain of our significant customer contracts include termination rights of either party upon the occurrence of certain events or without cause upon advance notice to the other party. If all or a portion of our business relationships with one or more significant customers were to terminate or significantly change, this could materially adversely affect us.
Failure to attract or retain qualified employees could materially adversely affect us.
We maintain a large workforce. We necessarily depend on the skills and continued service of our employees. We also regularly seek to hire a large number of part-time and seasonal workers. We must be able to attract, engage, develop and retain a large and diverse global workforce and maintain an environment that supports our core values. If we are unable to hire, properly train or retain qualified employees, we could experience higher labor costs, reduced revenues, further increased workers' compensation and automobile liability claims, regulatory noncompliance, customer losses and diminution of our brand value or company culture, which could materially adversely affect us. Our ability to control labor costs has in the past been, and is expected to continue to be, subject to numerous factors, including turnover, training costs, regulatory changes, market pressures, inflation, unemployment levels and healthcare and other benefit costs.
In addition, our strategic initiatives, including transformation, have led and are expected to continue to lead to the creation of fewer, but more impactful, jobs as we strive to lower our cost to serve. Our inability to continue to retain experienced and motivated employees may also materially adversely affect us.

Strikes, work stoppages or slowdowns by our employees could materially adversely affect us.
Many of our U.S. employees are employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (the "Teamsters"). These agreements run through July 31, 2023. Our airline pilots, airline mechanics, ground mechanics and certain other employees are employed under other collective bargaining agreements. In addition, some of our international employees are employed under collective bargaining or similar agreements. Actual or threatened strikes, work stoppages or slowdowns by our employees could adversely affect our ability to meet our customers' needs. We have begun negotiating the various supplemental agreements with the Teamsters and expect that negotiations with respect to the national master agreement will commence in April 2023. We are negotiating in good faith in an effort to reach an agreement that is in the best interests of our employees, the Teamsters and UPS; however, no assurances of our ability to do so, or the timing or terms thereof, can be provided. Customers may reduce their business or stop doing business with us if they believe that such actions or threatened actions may adversely affect our ability to provide services. We may permanently lose customers if we are unable to provide uninterrupted service, and this could materially adversely affect us. The terms of future collective bargaining agreements also may affect our competitive position and results of operations. Furthermore, our actions or responses to any such negotiations, labor disputes, strikes or work stoppages could negatively impact how our brand is perceived and our corporate reputation and have adverse effects on our business, including our results of operations.
Increased security requirements impose substantial costs on us and we could be the target of an attack or have a security breach, which could materially adversely affect us.
As a result of concerns about global terrorism and homeland security, various governments have adopted and may continue to adopt stricter security requirements, resulting in increased operating costs. Regulatory and legislative requirements may change periodically in response to evolving threats. We cannot determine the effect that any new requirements will have on our operations, cost structure or operating results, and new rules or other future security requirements may increase our operating costs and reduce operating efficiencies. Regardless of our compliance with security requirements or the steps we take to secure our facilities or fleet, we could also be the target of an attack or security breaches could occur, which could materially adversely affect us.
A significant data breach or information technology system disruption could materially adversely affect us.
We rely on information technology ("IT") networks and systems, including the internet and a number of internally-developed systems and applications, as well as certain technology systems from third-party vendors, to operate our business. For example, we rely on IT to receive package level information in advance of the physical receipt of packages, to move and track packages through our operations, to efficiently plan deliveries, to execute billing processes, and to track and report financial and operational data. Our franchise locations and subsidiaries also rely on IT systems to manage their business processes and activities.
In addition, our services, and the operation of our networks and systems involve the collection, storage and transmission of significant amounts of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. We regularly move data across national borders, and are subject to a variety of evolving laws and regulations in the U.S. and abroad regarding privacy, data protection and data security. The scope of these laws is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the E.U.'s General Data Protection Regulation greatly increases the jurisdictional reach of, and potential penalties under, E.U. law, and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches. In addition, China and other countries have also enacted or proposed stringent data localization laws which could significantly increase our costs, require us to make extensive system or operational changes, or adversely affect the value of our services.
IT systems (ours, as well as those of our franchisees, acquired businesses, and third-party service providers) are susceptible to damage, disruptions and shutdowns due to programming errors, defects or other vulnerabilities, power outages, hardware failures, computer viruses, cyber-attacks, ransomware or malware attacks, attacks by foreign governments and state-sponsored actors, theft, misconduct by employees or other insiders, telecommunications failures, misuse, human errors or other catastrophic events. These events, which have become more frequent and sophisticated, could, from time to time, cause material service outages, allow inappropriate or block legitimate access to systems or information, or result in other material interruptions in our business. In addition, the occurrence of any of these events could expose us, our customers, franchisees, service providers or others, to a risk of loss, disclosure or misuse of proprietary information and sensitive or confidential data, including personally identifiable information.

The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently. In recent periods, the frequency and sophistication of cyber-attacks has increased, including as a result of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflict in Ukraine. Accordingly, we may be unable to anticipate these techniques or to implement adequate measures to recognize, detect or prevent the occurrence of any of the events described above. We also may not discover the occurrence of any of the events described above for a significant period of time after the event occurs. Hybrid and remote working arrangements may heighten these risks.
We also depend on and interact with the IT networks and systems of third-parties for many aspects of our operations, including our customers, franchisees and service providers such as cloud service providers and third-party delivery services. These third parties may have access to information we maintain about our company, operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact our business operations. These third parties are subject to risks resulting from data breaches, cyberattacks, IT systems disruptions, and other events or actions described above that could damage, disrupt or close down their networks or systems. Security processes, protocols and standards that we implement and contractual provisions requiring security measures that we impose on such third-parties may not be sufficient or effective at preventing such events. Any of these events could result in unauthorized access to, or disruptions or denials of access to, misuse or disclosure of, information or systems that are important to us, including proprietary information, sensitive or confidential data, and other information about our operations, customers, employees and suppliers, including personal information.
We have invested and expect to continue to invest in IT security initiatives, IT risk management and disaster recovery plans. The costs and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly frequent, complex and sophisticated cyber threats and regulatory requirements. The occurrence of any of the events described above could result in material disruptions in our business, the loss of existing or potential customers, damage to our brand and reputation, additional regulatory scrutiny, litigation and other potential material liability. In addition, our customers’ confidence in our ability to protect data and systems and to provide services consistent with their expectations could be impacted, further disrupting our operations. Similarly, an actual or alleged failure to comply with increasingly challenging U.S. and foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties. While we maintain cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. Although to date we are unaware of any material data breach or system disruption, including a cyber-attack, we cannot provide any assurances that such events and impacts will not occur and be material in the future. Our efforts to deter, identify, mitigate and/or eliminate future breaches may require significant additional effort and expense and may not be successful.
Failure to maintain our brand image and corporate reputation could materially adversely affect us.
Our success depends in part on our ability to maintain the image of the UPS brand and our reputation. Service quality issues, actual or perceived, could tarnish the image of our brand and may cause customers not to use UPS services. Also, adverse publicity or public sentiment surrounding labor relations, environmental, sustainability and governance ("ESG") concerns, physical or cyber security matters, political activities and similar matters, or attempts to connect our company to such issues, either in the U.S. or elsewhere, could materially adversely affect us. For example, damage to our reputation or loss of brand equity could require the allocation of resources to rebuild our reputation and restore the value of our brand.

Global climate change presents challenges to our business which could materially adversely affect us.
The effects of climate change present financial and operational risks to our business, both directly and indirectly. We have made several public statements regarding our intended reduction of carbon emissions, including our goal to achieve carbon neutrality in our global operations by 2050 and our other short- and mid-term environmental sustainability goals.
Our ability to meet our goals will depend in part on significant technological advancements with respect to the development and availability of reliable, affordable and sustainable alternative solutions that are outside of our control, including aviation fuel and alternative fuel vehicles. While we remain committed to being responsive to the effects of climate change and reducing our carbon footprint, there can be no assurances that our goals and strategic plans to achieve those goals will be successful, that the costs related to climate transition will not be higher than expected, that the necessary technological advancements will occur in the timeframe we expect, or at all, that the severity of and or the pace of negative climate-related effects will not accelerate faster than expected, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on our capital expenditures or other expenses, revenue or results of operations. Furthermore, methodologies for reporting climate-related information may be updated and previously reported information may be adjusted to reflect improvement in the availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting climate-related information across our operations are evolving along with multiple disparate standards for identifying, measuring and reporting sustainability metrics, including disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or our ability to achieve such goals in the future. Changes in regulation or technology impacting our business could require us to write down the carrying value of assets, which could result in material impairment charges.
Moreover, we may determine that it is in our best interests to prioritize other business, social, governance or sustainable investments over the achievement of our current goals based on economic, regulatory or social factors, business strategy or other factors. If we do not meet these goals or there is perception that we failed to meet these goals, then, in addition to regulatory and legal risks related to compliance, we could incur adverse publicity and reaction, which could adversely impact our reputation, and in turn adversely impact our results of operations.
Severe weather or other natural or man-made disasters could materially adversely affect us.
Weather conditions or other natural or man-made disasters and the increased severity or frequency thereof (including as a result of climate change), including storms, floods, fires, earthquakes, rising temperatures, epidemics, pandemics, conflicts, civil or political unrest, or terrorist attacks, have in the past and may in the future disrupt our business. Customers may reduce shipments, supply chains may be disrupted, demand may be negatively impacted or our costs to operate our business may increase, any of which could have a material adverse effect on us. Any such event affecting one of our major facilities could result in a significant interruption in or disruption of our business. A potential result of climate change is more frequent or more severe weather events or natural disasters. To the extent such weather events or natural disasters do become more frequent or severe, disruptions to our business and costs to repair damaged facilities or maintain or resume operations could increase.
Economic, political, or social developments and other risks associated with international operations could materially adversely affect us.
We have significant international operations. We are exposed to changing economic, political and social developments that are beyond our control. Emerging markets are often more volatile than those in other countries, and any broad-based downturn in these markets from any of those developments could reduce our revenues and materially adversely affect our business, financial condition and results of operations. We are subject to many laws governing our international operations, including those that prohibit improper payments to government officials and commercial customers, govern our environmental impact or labor matters, and restrict where we can do business, our shipments to certain countries and the information that we can provide to non-U.S. governments. Our failure to manage and anticipate these and other risks associated with our international operations could materially adversely affect us.

Our inability to effectively integrate any acquired operations and realize the anticipated benefits of any acquisitions, joint ventures, strategic alliances or dispositions could materially adversely affect us.
From time to time we acquire businesses, form joint ventures and strategic alliances, and dispose of operations. Whether we realize the anticipated benefits from these transactions depends, in part, upon successful integration between the businesses involved, the performance of the underlying operations, capabilities or technologies and the management of the acquired operations. Accordingly, our financial results could be materially adversely affected by our failure to effectively integrate acquired operations, unanticipated performance or other issues or transaction-related charges.
Financial Risks
We are exposed to the effects of changing fuel and energy prices, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities.
Fuel and energy costs have a significant impact on our operations. We require significant quantities of fuel for our aircraft and delivery vehicles and are exposed to the risks associated with variations in the market price for petroleum products, including gasoline, diesel and jet fuel. We seek to mitigate our exposure to changing fuel prices through our pricing strategy and may utilize hedging transactions from time to time. If we are unable to maintain or increase our fuel surcharges, higher fuel costs could materially adversely impact our operating results. Even if we are able to offset changes in fuel costs with surcharges, high fuel surcharges have in the past, and may in the future result in a shift from our higher-yielding products to lower-yielding products or an overall reduction in volume, revenue and profitability. There can also be no assurance that our strategy will be effective. Moreover, we could experience a disruption in energy supplies as a result of new or increased regulation, war or other conflicts, weather-related events or natural disasters, actions by producers (including as part of their own sustainability efforts) or other factors beyond our control, which could have a material adverse effect on us.
Changes in foreign currency exchange rates or interest rates may have a material adverse effect on us.
We conduct business in a number of countries, with a significant portion of our revenue derived from operations outside the United States. Our international operations are affected by changes in the exchange rates for local currencies, in particular the Euro, British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar.
We are exposed to changes in interest rates, primarily on our short-term debt and that portion of our long-term debt that carries floating interest rates. Additionally, changes in interest rates impact the valuation of our pension and postretirement benefit obligations and the related costs recognized in the statements of consolidated income. The impact of changes in interest rates on our pension and postretirement benefit obligations and costs, and on our debt, is discussed further in Part I, "Item 7 - Critical Accounting Estimates," and Part II, "Item 7A - Quantitative and Qualitative Disclosures about Market Risk," respectively, of this report.
We monitor and manage foreign currency exchange rate and interest rate exposures, and use derivative instruments to mitigate the impact of changes in these rates on our financial condition and results of operations; however, changes in foreign currency exchange rates and interest rates cannot always be predicted or effectively hedged, and may have a material adverse effect on us.
Our business requires significant capital and other investments; if we do not accurately forecast our future investment needs, we could be materially adversely affected.
Our business requires significant capital investments, including in aircraft, vehicles, technology, facilities and sortation and other equipment. In addition to forecasting our capital investment requirements, we adjust other elements of our operations and cost structure in response to economic and regulatory conditions, and consistent with our long-term strategy and commitments. These investments support both our existing business and anticipated growth. Forecasting amounts, types and timing of investments involves many factors which are subject to uncertainty and may be beyond our control, such as general economic trends, revenues, profitability, changes in governmental regulation and competition. If we do not accurately forecast our future capital investment needs, we could under- or over-invest, or have excess capacity or insufficient capacity, any of which would negatively affect our revenues and profitability.

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
In addition to our ongoing multiemployer pension plan obligations, we may have an obligation in the future to pay significant coordinating benefits previously earned by UPS employees in the Central States Pension Fund (the "CSPF"). For additional information on our potential liabilities related to the CSPF, see note 5 to the audited, consolidated financial statements.
Insurance and claims expense could materially adversely affect us.
We have a combination of both self-insurance and high-deductible insurance programs for the risks arising out of our business and operations, including claims exposure resulting from cargo loss, personal injury, property damage, aircraft and related liabilities, business interruption and workers' compensation. Self-insured workers' compensation, automobile and general liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. If the number or severity of claims for which we are retaining risk continues to increase, our financial condition and results of operations could be materially adversely affected. If we lose our ability to, or decide not to, self-insure these risks, our insurance cost could materially increase and we may find it difficult to obtain adequate levels of insurance coverage.
Changes in markets and our business plans have resulted, and may in the future result, in substantial impairments of the carrying value of our assets, thereby reducing our net income.
We regularly assess the carrying values of our assets relative to their estimated fair values. The determination of fair value is dependent on a significant number of estimates and assumptions that could be impacted by a variety of factors, including changes in business strategy, revenue, expenses, government regulations, including regulation related to climate change, costs of capital and economic or market conditions. The use of different estimates or assumptions could also result in different estimates of fair value. Our estimates of fair value have resulted from time to time, and may in the future result, in substantial impairments of our assets. In addition, we have been and may be required in the future to recognize increased depreciation and amortization charges if we determine the useful lives or salvage values of our assets are less than we originally estimated. Such changes have in the past, and may in the future, reduce our net income.

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
We are subject to complex and stringent aviation, transportation, environmental, security, labor, employment, safety, privacy, disclosure and data protection and other governmental laws, regulations and policies, both in the U.S. and internationally. In addition, we are impacted by laws, regulations and policies that affect global trade, including tariff and trade policies, export requirements, embargoes, sanctions, taxes, monetary policies and other restrictions and charges. Trade discussions and arrangements between the U.S. and various of its trading partners are fluid, and existing and future trade agreements are, and are expected to continue to be, subject to a number of uncertainties, including the imposition of new tariffs or adjustments and changes to the products covered by existing tariffs. The impact of new laws, regulations and policies or decisions or interpretations by authorities applying those laws and regulations, cannot be predicted. Compliance with any new laws, regulations or policies may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws, regulations or policies in the U.S. or other countries could result in substantial fines or possible revocation of our authority to conduct our operations, which could materially adversely affect us.
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
For example, in 2016, the International Civil Aviation Organization ("ICAO") adopted the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), which is a global, market-based emissions offset program to encourage carbon-neutral growth. A voluntary participation pilot phase began in 2021, and full mandatory participation is scheduled to begin in 2027. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase our operating costs.
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
In addition, the impact that the re-entry into the Paris climate accord may have on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulation remains uncertain. The extent to which other countries implement that accord could also have a material adverse effect on us.
Increased regulation relating to GHG emissions in the U.S. or abroad, especially aircraft or diesel engine emissions, could, among other things, increase the cost of fuel and other energy we purchase and the capital costs associated with updating or replacing our aircraft or vehicles prematurely. We cannot predict the impact any future regulation will have on our cost structure or our operating results. It is likely that such regulation could significantly increase our operating costs and that we may not be willing or able to pass such costs along to our customers. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services, especially our air services.

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
We own or lease over 1,000 package operating facilities in the U.S., with approximately 85 million square feet of floor space. These facilities have vehicles and drivers stationed for the pickup and delivery of packages, and capacity to sort and transfer packages. Our larger facilities also service our vehicles and equipment, and employ specialized mechanical equipment for the sorting and handling of packages. We own or lease approximately 800 facilities that support our international package operations, with approximately 21 million square feet of floor space.
Our aircraft are operated in a hub and spoke pattern in the U.S., with our principal air hub, Worldport, located in Louisville, Kentucky. Our major air hub in Europe is located in Germany, and in Asia we operate two major air hubs in China and one in Hong Kong.
We own or lease more than 600 facilities, with approximately 47 million square feet of floor space, which support our freight forwarding and logistics operations. This includes approximately 17 million square feet of healthcare-compliant warehousing. We own and operate a logistics campus consisting of approximately 4 million square feet in Louisville, Kentucky.

Fleet
Aircraft
The following table shows information about our aircraft fleet as of December 31, 2022:

Description	Owned & Finance Leases	Operating Leases & Charters From Others	On Order	Under Option
Boeing 757-200	75	—	—	—
Boeing 767-300	72	—	28	—
Boeing 767-300BCF	5	—	—	—
Boeing 767-300BDSF	4	—	—	—
Airbus A300-600	52	—	—	—
Boeing MD-11 (1)	42	—	—	—
Boeing 747-400F	11	—	—	—
Boeing 747-400BCF	2	—	—	—
Boeing 747-8F	28	—	2	—
Other	—	295	—	—
Total	291	295	30	—
(1) Six MD-11 aircraft are expected to be retired from operational use during 2023. During the fourth quarter of 2022, we reduced the estimated salvage value of our MD-11 fleet. For additional information see "Critical Accounting Estimates" within Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report.
Vehicles
We operate a global ground fleet of approximately 125,000 package cars, vans, tractors and motorcycles, including more than 15,000 alternative fuel and advanced technology vehicles.

Item 3.Legal Proceedings
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
As of February 3, 2023, there were 162,173 and 20,119 shareowners of record of class A and class B common stock, respectively.
Our practice has been to pay dividends on a quarterly basis. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors.
On January 25, 2023, our Board declared a dividend of $1.62 per share, which is payable on March 10, 2023 to shareowners of record on February 21, 2023.
A summary of repurchases of our class B common stock during the fourth quarter of 2022 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1 - October 31, 2022	0.6	$165.02	0.6	$2,210
November 1 - November 30, 2022	0.8	171.39	0.8	2,073
December 1 - December 31, 2022	6.0	180.57	6.0	$1,000
Total October 1 - December 31, 2022	7.4	$178.33	7.4
(1)Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
In August 2021, the Board of Directors approved a share repurchase authorization of $5.0 billion of class A and class B common stock. During the year ended December 31, 2022, we repurchased 19.0 million shares of class B common stock for $3.5 billion under this program. We had approximately $1.0 billion available under this authorization as of December 31, 2022.
In January 2023, the Board of Directors terminated this authorization and approved a new share repurchase authorization of $5.0 billion for class A and class B common stock. We anticipate repurchasing approximately $3.0 billion in shares in 2023.
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
The following graph shows a five-year comparison of cumulative total shareowners’ returns for our class B common stock, the Standard & Poor’s 500 Index and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2017 in the Standard & Poor’s 500 Index, the Dow Jones Transportation Average and our class B common stock.

Comparison of Five-Year Cumulative Total Return
$225
$200
$175
$150
$125
$100
$75
2017
2018
2019
2020
2021
2022
UPS
S&P 500
Dow Jones Transports

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
United Parcel Service, Inc.	$100.00	$84.52	$106.07	$157.72	$205.07	$171.71
Standard & Poor’s 500 Index	$100.00	$95.61	$126.79	$150.11	$193.16	$158.14
Dow Jones Transportation Average	$100.00	$87.67	$106.65	$124.27	$165.54	$136.36
For information regarding our equity compensation plans, see Item 12 of this report.

Item 6. [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We continue to execute our Customer First, People Led, Innovation Driven strategy, focusing on the parts of our market that value our integrated global network and building capabilities that matter to our customers. We are shifting our strategic framework to Better and Bolder by seeking to enhance customer engagement through combining our network with digital capabilities to drive new services, while at the same time increasing efficiencies and remaining disciplined with capital allocation.
A number of macroeconomic factors contributed to a challenging operating environment in 2022, including global inflation and rising interest rates, recessionary forecasts, wage and labor market pressures, geopolitical uncertainties and foreign currency exchange rates relative to the United States ("U.S.") Dollar. We continued to be affected by COVID-19 lockdowns in China that impacted both manufacturing and supply chains. In addition, consumers returned to more pre-pandemic shopping patterns. These factors resulted in disruptions to certain parts of our business, negatively impacted demand for our services and contributed to increases in certain of our operating costs. We anticipate these factors will continue to impact us into 2023. We expect we may experience additional uncertainty related to the upcoming renegotiation of certain of our union labor agreements.
Despite the challenging macroeconomic environment, our strategic execution strengthened our balance sheet and resulted in the generation of strong cash flows for the year. We retired $2.0 billion of debt, reinvested in the business and returned cash to shareowners through dividends and share repurchases. We also completed the acquisition of Delivery Solutions, a digital platform that optimizes customer deliveries across multiple networks, and the acquisition of Bomi Group, which will accelerate our growth in healthcare logistics by expanding our footprint and bringing additional expertise in cold chain logistics. Neither acquisition had a material impact on our results of operations for the year. See note 8 to the audited, consolidated financial statements for additional information on business acquisitions.
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions.
Highlights of our results for the years ended December 31, 2022 and 2021, which are discussed in more detail in the sections that follow, include:

	Year Ended December 31,		Change
	2022	2021	$	%
Revenue (in millions)	$100,338	$97,287	$3,051	3.1%
Operating Expenses (in millions)	87,244	84,477	2,767	3.3%
Operating Profit (in millions)	$13,094	$12,810	$284	2.2%
Operating Margin	13.0%	13.2%
Net Income (in millions)	$11,548	$12,890	$(1,342)	(10.4)%
Basic Earnings Per Share	$13.26	$14.75	$(1.49)	(10.1)%
Diluted Earnings Per Share	$13.20	$14.68	$(1.48)	(10.1)%

Operating Days	255	254
Average Daily Package Volume (in thousands)	24,291	25,250		(3.8)%
Average Revenue Per Piece	$13.38	$12.32	$1.06	8.6%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
•Average daily package volume in our global small package operations decreased, primarily due to lower levels of business-to-consumer shipping.
•Revenue increased due to strong revenue per piece growth, with most of the increase in our U.S. Domestic Package segment. Revenue in Supply Chain Solutions decreased.
•Operating expenses increased, driven by higher fuel prices and higher compensation and benefits expense, primarily in our U.S. Domestic Package segment.
•Operating profit and operating margin increased, with the increases coming from the U.S. Domestic Package segment and Supply Chain Solutions, while operating profit and operating margin declined in the International Package segment.
•We reported net income of $11.5 billion and diluted earnings per share of $13.20. Adjusted diluted earnings per share was $12.94 after adjusting for the after-tax impacts of:
◦defined benefit pension and postretirement medical benefit plan mark-to-market gains outside of a 10% corridor, together with defined benefit pension plan curtailment gains, totaling $806 million, or $0.92 per diluted share;
◦a one-time, non-cash charge related to the accelerated vesting of certain equity awards in connection with an incentive compensation program design change of $384 million, or $0.44 per diluted share;
◦a one-time, non-cash charge in connection with a reduction in the estimated residual value of our MD-11 aircraft of $58 million, or $0.07 per diluted share; and
◦transformation strategy costs of $142 million, or $0.15 per diluted share.
In the U.S. Domestic Package segment, revenue growth resulted from higher fuel revenue, driven by increases in both price per gallon and in fuel surcharge rates as part of our pricing initiatives, as well as improvements in revenue quality and customer mix. Expenses increased due to higher fuel prices and higher compensation and benefits costs, which were partially offset by declines in purchased transportation costs and higher productivity as we executed our strategy.
In our International Package segment, revenue increased slightly, driven by fuel revenue, revenue quality actions and favorable shifts in customer and product mix. These increases were mostly offset by lower volume, the impact of the strengthening U.S. Dollar and reductions in demand-related surcharges, primarily in the fourth quarter. Expense increases were primarily driven by higher fuel prices, partially offset by favorable currency impacts and volume declines.
In Supply Chain Solutions, the decrease in revenue was driven by volume and market rate declines in Forwarding, as well as the impact of divesting UPS Freight in 2021. These decreases were partially offset by growth in our healthcare operations and in a number of our other businesses. Expenses decreased, driven by lower transportation costs in Forwarding and a reduction in operating expenses due to the divestiture of UPS Freight. These decreases were partially offset by higher operating costs in Logistics.
2021 compared to 2020
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 22, 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supplemental Information - Items Affecting Comparability
We supplement the reporting of our financial information determined under generally accepted accounting principles in the United States ("GAAP") with certain non-GAAP financial measures.
Adjusted financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Our adjusted financial measures do not represent a comprehensive basis of accounting and therefore may not be comparable to similarly titled measures reported by other companies.
Adjusted amounts reflect the following (in millions):

	Year Ended December 31,
Non-GAAP Adjustments	2022	2021
Operating Expenses:
Incentive Compensation Program Design Changes	$505	$—
Long-Lived Asset Estimated Residual Value Changes	76	—
Transformation Strategy Costs	178	380
Goodwill and Asset Impairment Charges, and Divestitures	—	(46)
Total Adjustments to Operating Expenses	$759	$334

Other Income and (Expense):
Defined Benefit Pension and Postretirement Medical Plan (Gains) and Losses	$(1,061)	$(3,272)
Total Adjustments to Other Income and (Expense)	$(1,061)	$(3,272)

Total Adjustments to Income Before Income Taxes	$(302)	$(2,938)

Income Tax (Benefit) Expense:
Incentive Compensation Program Design Changes	$(121)	$—
Long-Lived Asset Estimated Residual Value Changes	(18)	—
Transformation Strategy Costs	(36)	(95)
Goodwill and Asset Impairment Charges, and Divestitures	—	11
Defined Benefit Pension and Postretirement Medical Plan (Gains) and Losses	255	784
Total Adjustments to Income Tax Expense	$80	$700

Total Adjustments to Net Income	$(222)	$(2,238)
These items have been excluded from the following discussions of "adjusted" compensation and benefits, operating expenses, operating profit, operating margin, other income and (expense), income tax expense and effective tax rate. The income tax impacts of these items are calculated by multiplying the statutory tax rates applicable in each tax jurisdiction, including the U.S. federal jurisdiction and various U.S. state and non-U.S. jurisdictions, by the tax-deductible adjustments. The blended average effective income tax rates for the years ended December 31, 2022 and 2021 were 26.5% and 23.8%, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Incentive Compensation Program Design Changes
During 2022, we completed certain structural changes to the design of our incentive compensation programs that resulted in a one-time, non-cash charge in connection with the accelerated vesting of certain equity incentive awards that we do not expect to repeat. We supplement the presentation of our operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of these changes. We believe excluding the impacts of such changes allows users of our financial statements to more appropriately identify underlying growth trends in compensation and benefits expense. For information regarding incentive compensation program design changes, see note 13 to the audited, consolidated financial statements.
Long-lived Asset Estimated Residual Value Changes
During the fourth quarter of 2022, we determined to retire six of our existing MD-11 aircraft from operational use in 2023. In connection therewith, we reduced the estimated residual value of our MD-11 fleet, incurring a one-time, non-cash charge on our fully-depreciated aircraft. This charge was allocated between our domestic package and international package segments. We supplement the presentation of our operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of this charge. We believe excluding the impact of this charge better enables users of our financial statements to understand the ongoing cost associated with our long-lived assets. For information regarding residual values, see note 4 to the audited, consolidated financial statements.
Transformation Charges, and Goodwill, Asset Impairment and Divestiture Charges
We supplement the presentation of our operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of charges related to transformation activities, and goodwill, asset impairment and divestiture charges. We believe excluding the impact of these charges better enables users of our financial statements to view underlying business performance from the perspective of management. We do not consider these costs when evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards. For more information regarding transformation activities, see note 18 to the audited, consolidated financial statements. For more information regarding goodwill and asset impairment charges, and divestitures, see note 1 and note 7 to the audited, consolidated financial statements.
Foreign Currency Exchange Rate Changes and Hedging Activities
We supplement the reporting of revenue, revenue per piece and operating profit with adjusted measures that exclude the period over period impact of foreign currency exchange rate changes and hedging activities. We believe currency-neutral revenue, revenue per piece and operating profit information allows users of our financial statements to understand growth trends in our products and results. We evaluate the performance of International Package and Supply Chain Solutions on this currency-neutral basis.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Defined Benefit Pension and Postretirement Medical Plan Gains and Losses
We incur certain employment-related expenses associated with pension and postretirement medical benefits. These pension and postretirement medical benefits costs for company-sponsored defined benefit plans are calculated using various actuarial assumptions and methodologies, including discount rates, expected returns on plan assets, healthcare cost trend rates, inflation, compensation increase rates, mortality rates and coordination of benefits with plans not sponsored by UPS. Actuarial assumptions are reviewed on an annual basis, unless circumstances require an interim remeasurement of any of our plans.
We recognize changes in the fair value of plan assets and net actuarial gains and losses in excess of a 10% corridor (defined as 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation), as well as gains and losses resulting from plan curtailments and settlements, for our defined benefit pension and postretirement medical plans immediately as part of Investment income (expense) and other in the statements of consolidated income. We supplement the presentation of our income before income taxes, net income and earnings per share with adjusted measures that exclude the impact of these gains and losses and the related income tax effects. We believe excluding these defined benefit pension and postretirement medical plan gains and losses provides important supplemental information by removing the volatility associated with plan amendments and short-term changes in market interest rates, equity values and similar factors.
The remeasurement of our defined benefit pension and postretirement medical plans' assets and liabilities resulted in gains of $1.1 and $3.3 billion for the years ended December 31, 2022 and 2021, respectively. The table below shows the amounts associated with each component of these gains, as well as the weighted-average actuarial assumptions used to determine our net periodic benefit cost, for each year:

	Year Ended December 31,
Components of defined benefit plan gain (loss) (in millions):	2022	2021
Discount rates	$5,210	$1,871
Return on assets	(4,130)	(269)
Demographic and other assumption changes	(53)	(97)
Coordinating benefits attributable to the Central States Pension Fund	—	1,767
Total mark-to-market gain (loss)	1,027	3,272
Curtailment gain	34	—
Total defined benefit plan gain (loss)	$1,061	$3,272

	Year Ended December 31,
Weighted-average actuarial assumptions:	2022	2021
Expected rate of return on plan assets used in determining net periodic benefit cost	5.83%	6.40%
Actual rate of return on plan assets	(24.11)%	9.11%
Discount rate used in determining net periodic benefit cost	3.11%	2.87%
Discount rate at measurement date	5.77%	3.11%
The pre-tax defined benefit plan gains and losses for the years ended December 31, 2022 and 2021 consisted of the following:
2022 - $1.1 billion pre-tax defined benefit plan gain:
•Discount Rates ($5.2 billion pre-tax gain): The weighted-average discount rate for our pension and postretirement medical plans increased from 3.11% as of December 31, 2021 to 5.77% as of December 31, 2022, primarily due to an increase in U.S. treasury yields as well as an increase in credit spreads on AA-rated corporate bonds in 2022.
•Return on Assets ($4.1 billion pre-tax loss): In 2022, the actual rate of return on plan assets was lower than our expected rate of return, primarily due to weaker global equity and U.S. bond market performance.
•Demographic and Other Assumption Changes ($0.1 billion pre-tax loss): This loss was due to the differences between actual and estimated participant data and demographic factors, including healthcare cost trends, compensation rate increases and rates of termination, retirement and mortality.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

2021 - $3.3 billion pre-tax defined benefit plan gain, primarily due to the impact of the interim remeasurement of the UPS/IBT Plan in the first quarter of 2021 as described in note 5 to the audited, consolidated financial statements:
•Discount Rates ($1.9 billion pre-tax gain): This gain was largely attributable to an increase in the discount rate for the UPS/IBT Plan from 2.98% as of December 31, 2020 to 3.70% as of March 31, 2021, driven by an increase in U.S. treasury yields in 2021.
•Return on Assets ($0.3 billion pre-tax loss): This loss was driven by the actual rate of return on plan assets being approximately 220 basis points lower than our expected rate of return as of March 31, 2021, primarily due to weak global equity and U.S. bond market performance.
•Demographic and Other Assumption Changes ($0.1 billion pre-tax loss): This loss was due to the differences between actual and estimated participant data and demographic factors, including healthcare cost trends, compensation rate increases and rates of termination, retirement and mortality.
•Coordinating benefits attributable to the Central States Pension Fund ($1.8 billion pre-tax gain): This represents a reduction of the liability for potential coordinating benefits that may be required to be paid related to the Central States Pension Fund.
Expense Allocations
Certain operating expenses are allocated between our operating segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies for 2022 relative to 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Year Ended December 31,		Change
	2022	2021	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,992	2,093		(4.8)%
Deferred	1,553	1,723		(9.9)%
Ground	17,242	17,646		(2.3)%
Total Average Daily Package Volume	20,787	21,462		(3.1)%
Average Revenue Per Piece:
Next Day Air	$21.06	$18.83	$2.23	11.8%
Deferred	15.07	13.36	1.71	12.8%
Ground	10.81	9.92	0.89	9.0%
Total Average Revenue Per Piece	$12.11	$11.06	$1.05	9.5%
Operating Days in Period	255	254
Revenue (in millions):
Next Day Air	$10,699	$10,009	$690	6.9%
Deferred	5,968	5,846	122	2.1%
Ground	47,542	44,462	3,080	6.9%
Total Revenue	$64,209	$60,317	$3,892	6.5%
Operating Expenses (in millions):
Operating Expenses	$57,212	$53,881	$3,331	6.2%
Incentive Compensation Program Design Changes	(431)	—	(431)	N/A
Long-Lived Asset Estimated Residual Value Changes	(25)	—	(25)	N/A
Transformation Strategy Costs	(121)	(281)	160	(56.9)%
Adjusted Operating Expenses	$56,635	$53,600	$3,035	5.7%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$6,997	$6,436	$561	8.7%
Adjusted Operating Profit	$7,574	$6,717	$857	12.8%
Operating Margin	10.9%	10.7%
Adjusted Operating Margin	11.8%	11.1%
Revenue
The change in revenue was due to the following factors:

Revenue Change Drivers:	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
2022 vs. 2021	(2.8)%	4.3%	5.0%	6.5%
Revenue also benefited from one additional operating day in 2022 compared to 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased, driven by a 5.1% reduction in residential shipments. The decline in residential shipments was driven by declines from our largest customer in accordance with our agreed upon contract terms as we continued to execute within our strategy. This decline was slightly offset by growth from small- and medium-sized businesses ("SMBs"), including the expansion of our Digital Access Program. Macroeconomic factors, including rising interest rates and inflation, and the shift in consumer spending back towards services and in-store shopping also contributed to the residential volume decline. Business-to-consumer shipments represented approximately 59.4% of average daily volume compared to 60.7% in 2021.
Business-to-business shipments remained relatively flat compared to 2021. Commercial activity increased in the first half of the year, but declined in the second half of 2022, primarily from industry sectors that are more sensitive to the macroeconomic factors discussed above.
We anticipate overall average daily volume year-over-year growth rates will continue to decline in the first half of 2023 and then grow through the remainder of the year as economic conditions improve.
Within our Air products, average daily volume decreases were driven by lower volumes from certain large customers, as well as shifts in product preferences during the second half of the year.
Ground residential average daily volume decreased 4.3%, driven by the declines discussed above. SurePost volume remained relatively flat for the year. Ground commercial volume increased 0.6%, driven by growth from SMBs and large customers in the first half of 2022 that was largely offset by volume declines in the second half of the year.
Rates and Product Mix
Revenue per piece in our Air and Ground products increased for the full year, driven by base rate increases and other pricing actions, and favorable changes in customer mix. A shift in product mix during the second half of the year, and declines in demand-related surcharges, slightly offset these increases. Rates for Air and Ground products increased an average of 5.9% in December 2021. In our Next Day Air and Deferred products, revenue per piece growth was negatively impacted by a reduction in average billable weight per piece.
We anticipate moderate revenue per piece growth in 2023 as we continue to execute on pricing initiatives within our strategy.
Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that adjusts weekly. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price.
Fuel surcharge revenue increased $3.0 billion, driven by increases in price per gallon and increases in fuel surcharges as part of our pricing initiatives. We expect a reduction in fuel surcharge revenue in 2023 based on the current commodity market outlook.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses and adjusted operating expenses increased year over year. The increase includes the impact of one additional operating day. The cost of operating our integrated air and ground network increased $858 million and pickup and delivery costs increased $1.5 billion. Other indirect operating costs increased $498 million and package sorting costs increased $163 million. These increases primarily consisted of the following:
•Higher fuel costs, primarily attributable to increases in the price of jet fuel, diesel and gasoline. As noted above, we expect fuel prices to decline in 2023.
•Increases in employee benefits expense for our union workforce, driven by contractual rate increases for contributions to multiemployer benefit plans, as well as higher year-over-year service cost for our company-sponsored pension plans.
•Higher compensation expense due to contractual rate increases and cost of living and market-rate adjustments for our union workforce, that were partially offset by a decrease in union labor hours.
•Inflationary pressures that contributed to cost increases in repairs and maintenance and facility operating costs.
These increases were partially offset by lower purchased transportation costs due to a reduction in ground volume handled by third-party carriers and continued productivity initiatives as we executed within our strategy.
Total cost per piece increased 9.2% for the year and adjusted cost per piece increased 8.6%, for the reasons described above. We anticipate that the cost per piece growth rate will be elevated in the first quarter of 2023 and will then moderate throughout the remainder of the year. We expect our productivity initiatives will continue to help offset rising compensation and benefit costs.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $561 million, with operating margin increasing 20 basis points to 10.9%. Adjusted operating profit increased $857 million, with adjusted operating margin increasing 70 basis points to 11.8%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Year Ended December 31,		Change
	2022	2021	$	%
Average Daily Package Volume (in thousands):
Domestic	1,759	1,988		(11.5)%
Export	1,745	1,800		(3.1)%
Total Average Daily Package Volume	3,504	3,788		(7.5)%
Average Revenue Per Piece:
Domestic	$7.46	$7.31	$0.15	2.1%
Export	34.48	32.83	1.65	5.0%
Total Average Revenue Per Piece	$20.91	$19.44	$1.47	7.6%
Operating Days in Period	255	254
Revenue (in millions):
Domestic	$3,346	$3,690	$(344)	(9.3)%
Export	15,341	15,012	329	2.2%
Cargo & Other	1,011	839	172	20.5%
Total Revenue	$19,698	$19,541	$157	0.8%
Operating Expenses (in millions):
Operating Expenses	$15,372	$14,895	$477	3.2%
Incentive Compensation Program Design Changes	(30)	—	(30)	N/A
Long-Lived Asset Estimated Residual Value Changes	(51)	—	(51)	N/A
Transformation Strategy Costs	(12)	(74)	62	(83.8)%
Adjusted Operating Expenses	$15,279	$14,821	$458	3.1%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$4,326	$4,646	$(320)	(6.9)%
Adjusted Operating Profit	$4,419	$4,720	$(301)	(6.4)%
Operating Margin	22.0%	23.8%
Adjusted Operating Margin	22.4%	24.2%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue			$(1,060)
Operating Expenses			792
Operating Profit			$(268)

*	Net of currency hedging; amount represents the change compared to the prior year.
Revenue
The change in revenue was due to the following:

Revenue Change Drivers:	Volume	Rates / Product Mix	Fuel Surcharges	Currency	Total Revenue Change
2022 vs. 2021	(7.2)%	6.5%	6.9%	(5.4)%	0.8%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased for both domestic and export products. Volume from both large customers and SMBs declined, driven by declines in the retail and technology sectors. Business-to-consumer volume decreased 17.2%, as challenging global economic conditions, including high inflation, high energy costs, COVID-19 lockdowns in China and geopolitical uncertainty, impacted consumer demand. In the first half of the year, volume growth was also impacted by the year-over-year effect of COVID-19 restrictions on consumer e-commerce spending. These global economic conditions also impacted business-to-business volume, which decreased 2.9%. We expect year-over-year volume growth in the first half of 2023 to be negative, with economic conditions and volume growth rates improving in the second half of the year.
Export volume decreased for the year driven by reduced intra-Europe activity, as well as lower volumes on the Asia and U.S. export trade lanes. Intra-Europe declines resulted from overall economic conditions. The decline in Asia export trade lanes was also driven by COVID-19 lockdowns, which resulted in fewer flights being operated throughout the year and reduced business activity within China and Hong Kong. We experienced lower volumes from certain large customers on U.S. export trade lanes, due to the strength of the U.S. Dollar and the economic factors discussed above.
Our premium products saw volume decline 3.0%, primarily from our Express Saver product which was impacted by lower volumes from certain large customers as a result of the economic factors and COVID-19 disruptions discussed above. Volume in our non-premium products decreased 1.4%, driven by declines in our Worldwide products. These declines were the result of an overall reduction in consumer demand for all of the reasons discussed above.
Domestic volume declines were largest in Europe and Canada, where macroeconomic conditions and the year-over-year impact of COVID-19 restrictions on e-commerce spending resulted in lower residential deliveries.
Rates and Product Mix
In December 2021, we implemented an average 5.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market. We continue to apply demand-related surcharges on certain lanes.
Total revenue per piece increased 7.6%, primarily due to fuel surcharges and favorable shifts in customer and product mix as we executed on revenue quality initiatives. Demand-related surcharges contributed slightly to the growth in revenue per piece, although we experienced a decline in these surcharges during the latter part of the year. Unfavorable currency movements partially offset these increases. Excluding the impact of currency, revenue per piece increased 13.5%.
Export revenue per piece increased 5.0% for the reasons described above. Excluding the impact of currency, export revenue per piece increased 9.6%.
Domestic revenue per piece increased 2.1% for the reasons described above. Excluding the impact of currency, domestic revenue per piece increased 13.3%.
We expect overall revenue per piece to be relatively flat in 2023, with a decline in demand-related surcharges relative to 2022.
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
Total international fuel surcharge revenue increased by $1.2 billion, driven primarily by increases in price per gallon as well as changes in fuel surcharge rates as part of our pricing strategy. These increases were slightly offset by unfavorable currency movements and volume declines. Based on commodity forecasts, we expect declining fuel prices will drive a decrease in fuel surcharge revenue in 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and adjusted operating expenses, increased year over year. This includes the impact of one additional operating day. The costs of operating our integrated international air and ground network increased $1.1 billion, primarily due to higher fuel prices. As noted above, we expect fuel prices to decrease in 2023.
Pickup and delivery costs decreased $333 million, other indirect costs, including compensation and benefits, decreased $319 million and package sorting costs decreased $20 million as inflationary pressures were more than offset by favorable currency movements and volume declines. We expect volume declines and inflationary pressures will continue to impact our costs in 2023. We will continue adjusting our network in order to mitigate these impacts.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $320 million, with operating margin decreasing 180 basis points to 22.0%. Adjusted operating profit decreased $301 million and adjusted operating margin decreased 180 basis points to 22.4%.
Substantially all of our operations in Russia and Belarus remain suspended and are being wound down, and our operations in Ukraine remain suspended. None of these actions have had a material impact on us. We continue to monitor the evolving impact of Russia’s invasion of Ukraine on the global economy.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Year Ended December 31,		Change
	2022	2021	$	%
Revenue (in millions):
Forwarding	$8,943	$9,872	$(929)	(9.4)%
Logistics	5,351	4,767	584	12.3%
Freight	—	1,064	(1,064)	(100.0)%
Other	2,137	1,726	411	23.8%
Total Revenue	$16,431	$17,429	$(998)	(5.7)%
Operating Expenses (in millions):
Operating Expenses	$14,660	$15,701	$(1,041)	(6.6)%
Incentive Compensation Program Design Changes	(44)	—	(44)	N/A
Transformation Strategy Costs	(45)	(25)	(20)	80.0%
Goodwill, Asset Impairment Charges and Divestitures	—	46	(46)	(100.0)%
Adjusted Operating Expenses	$14,571	$15,722	$(1,151)	(7.3)%
Operating Profit (in millions) and Operating Margins:
Operating Profit	$1,771	$1,728	$43	2.5%
Adjusted Operating Profit	$1,860	$1,707	$153	9.0%
Operating Margin	10.8%	9.9%
Adjusted Operating Margin	11.3%	9.8%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue			$(272)
Operating Expenses			307
Operating Profit			$35

*	Amount represents the change compared to the prior year.

	Year Ended December 31,		Change
	2022	2021	$	%
Adjustments to Operating Expenses (in millions)**:
Transformation Strategy Costs:
Forwarding	$18	$8	$10	125.0%
Logistics	23	5	18	360.0%
Freight	—	1	(1)	(100.0)%
Other	4	11	(7)	(63.6)%
Total Transformation Strategy Costs	$45	$25	$20	80.0%
Incentive Compensation Program Design Changes:
Forwarding	$22	$—	$22	N/A
Logistics	22	—	22	N/A
Total Incentive Compensation Program Design Changes	$44	$—	$44	N/A
Total Adjustments to Operating Expenses	$89	$25	$64	256.0%

**	Excludes the $46 million pre-tax gain recognized as part of the divestiture of UPS Freight for the year ended December 31, 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue within Supply Chain Solutions decreased for the year. Lower volume and revenue in forwarding and the impact of divesting UPS Freight in the second quarter of 2021 more than offset strong revenue growth in logistics and a number of our other businesses.
Forwarding revenue was impacted by the following:
•International airfreight revenue decreased approximately $480 million, as challenging economic conditions and lockdowns in China drove a decline in customer demand during the year. Lower demand coupled with higher capacity, particularly in the fourth quarter of 2022, resulted in a decline in the market rates we charge for services, including demand-related surcharges that were elevated in the first quarter of the year.
•Revenue in our truckload brokerage business decreased approximately $300 million, as volume and market rates declined. These declines were partly offset by successful revenue quality initiatives.
•The remaining reduction in revenue was attributable to ocean freight forwarding as a result of a significant decline in market rates in the second half of the year, particularly on the Asia to U.S. lane. Volume also declined during the year, driven by lower customer demand.
As a result of expected market conditions, we anticipate that volume will remain challenged and that market rates within all of our Forwarding businesses during the first half of 2023 will be lower than the first half of 2022. Rates in our airfreight and truckload brokerage businesses are expected to stabilize in the latter half of 2023.
Revenue within our Logistics businesses increased as a result of the following factors:
•Healthcare logistics revenue increased approximately $360 million, driven by clinical trials and pharmaceuticals. We expect growth to continue in 2023, including revenue from Bomi Group, which we acquired in the fourth quarter.
•Revenue in our mail services business increased approximately $160 million as a result of volume from new customers, rate increases and a favorable shift in product characteristics.
•The remaining revenue growth was within our other distribution operations. We experienced year-over-year revenue increases, driven by customer expansion, revenue quality initiatives and increased demand for warehousing services.
Revenue from the other businesses within Supply Chain Solutions increased, partly due to the acquisition of Roadie, Inc. in the fourth quarter of 2021. Revenue from transition services provided to the acquirer of UPS Freight increased and revenue from our service contracts with the U.S. Postal Service also increased. We expect our transition services revenue to decline in 2023 as the acquirer of UPS Freight begins to exit these arrangements.
Operating Expenses
Total operating expenses and total adjusted operating expenses for Supply Chain Solutions decreased for the year. This included a decrease of $952 million due to the divestiture of UPS Freight in 2021.
Forwarding operating expenses decreased $1.1 billion, driven by a reduction in purchased transportation costs. Elevated market rates in the first half of 2022 were more than offset by declines in the latter part of the year. We expect market volume and rates will remain low through at least mid-2023, which will reduce our purchased transportation costs.
Logistics operating expenses increased $485 million, including the impact of the Bomi Group acquisition. Compensation and benefits expense increased, driven by business growth and inflationary pressures across our logistics businesses. Purchased transportation costs increased in our healthcare and mail services businesses due to business growth. Mail services expenses were also impacted by transportation rate increases and higher fuel surcharges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Expenses for the other businesses within Supply Chain Solutions increased. This was driven by the acquisition of Roadie, Inc. in the fourth quarter of 2021, and higher fuel costs associated with service contracts with the U.S. Postal Service. Costs incurred in procuring transportation for, and providing transition services to, the acquirer of UPS Freight also increased for the year. We expect these costs to decline in 2023 as the acquirer of UPS Freight continues to exit these arrangements.
Operating Profit and Margin
As a result of the factors described above, total operating profit increased $43 million, with operating margin increasing 90 basis points to 10.8%. On an adjusted basis, operating profit increased $153 million and operating margin increased 150 basis points to 11.3%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Year Ended December 31,		Change
	2022	2021	$	%
Operating Expenses (in millions):
Compensation and benefits	$47,781	$46,707	$1,074	2.3%
Transformation and Other Charges	(46)	(206)	160	(77.7)%
Incentive Compensation Program Design Changes	(505)	—	(505)	N/A
Adjusted Compensation and benefits	47,230	46,501	729	1.6%

Repairs and maintenance	2,515	2,443	72	2.9%
Depreciation and amortization	3,188	2,953	235	8.0%
Purchased transportation	17,653	19,058	(1,405)	(7.4)%
Fuel	6,018	3,847	2,171	56.4%
Other occupancy	1,818	1,698	120	7.1%
Other expenses	8,271	7,771	500	6.4%
Total Other expenses	39,463	37,770	1,693	4.5%
Transformation and Other Charges	(132)	(174)	42	(24.1)%
Long-Lived Asset Estimated Residual Value Changes	(76)	—		N/A
Goodwill, Asset Impairment Charges and Divestitures	—	46	(46)	(100.0)%
Adjusted Total Other expenses	$39,255	$37,642	$1,613	4.3%

Total Operating Expenses	$87,244	$84,477	$2,767	3.3%
Adjusted Total Operating Expenses	$86,485	$84,143	$2,342	2.8%

Currency (Benefit) / Cost - (in millions)*			(1,099)
*Amount represents the change in currency translation compared to the prior year.

	Year Ended December 31,		Change
	2022	2021	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs:
Compensation	$36	$30	$6	20.0%
Benefits	10	176	(166)	(94.3)%
Other occupancy	—	3	(3)	(100.0)%
Other expenses	132	171	(39)	(22.8)%
Total Transformation Strategy Costs	$178	$380	$(202)	(53.2)%
Incentive Compensation Program Design Changes:
Compensation	505	—	505	N/A
Long-Lived Asset Estimated Residual Value Changes:
Depreciation and amortization	76	—	76	N/A
Goodwill, Asset Impairment Charges and Divestitures:
Other expenses	$—	$(46)	$46	(100.0)%
Total Adjustments to Operating Expenses	$759	$334	$425	127.2%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Total compensation and benefits and adjusted total compensation and benefits increased. Compensation costs increased $495 million. On an adjusted basis, compensation costs decreased $16 million. The principal factors impacting the change were:
•U.S. Domestic direct labor costs increased $422 million due to annual contractual rate increases for our union workforce that occur in August, as well as cost of living adjustments driven by inflation and other market factors. Headcount in our line-haul network operations also increased. These increases were partially offset by a reduction in labor hours, driven by volume declines and productivity improvements.
•International compensation decreased $245 million, primarily due to volume declines and favorable currency movements.
•Supply Chain Solutions' compensation costs increased $95 million, driven by business growth and inflationary pressures across our logistics operations.
•Management compensation increased $466 million, primarily due to the accelerated vesting of certain equity incentive awards in connection with a one-time change to the design of our incentive compensation programs. On an adjusted basis, management compensation increased $42 million due to salary growth, which was partially offset by reductions in other incentive awards and sales commissions.
•The UPS Freight divestiture in 2021 resulted in a $328 million decrease in compensation costs.
We expect inflation and other market factors will continue to impact compensation cost in certain parts of our business in 2023.
Benefits costs increased $579 million and increased $745 million on an adjusted basis, primarily as a result of:
•Health and welfare costs increased $195 million, driven by increased contributions to multiemployer plans as a result of contractual rate increases that occur annually in August. The UPS Freight divestiture in 2021 reduced expense by $75 million.
•Pension and postretirement benefits increased $215 million due to contractually-mandated contribution increases to multiemployer plans and higher service costs for company-sponsored plans. The UPS Freight divestiture in 2021 reduced expense by $53 million.
•Vacation, excused absence, payroll taxes and other expenses increased $248 million, driven by wage growth and additional discretionary payments. The UPS Freight divestiture in 2021 reduced expense by $54 million.
•Workers' compensation expense increased $88 million due to an increase in current year claims, partially offset by favorable developments in reserves for existing claims.
Repairs and Maintenance
The increase in repairs and maintenance expense was due to an increase in planned building maintenance as well as increases in the cost of materials and supplies, which we expect to persist in 2023. We also incurred higher costs for aircraft engine and airframe maintenance due to the timing of scheduled maintenance events. We anticipate these costs will remain elevated as scheduled maintenance events commence on newer aircraft within our fleet.
Depreciation and Amortization
Depreciation and amortization expense increased, primarily due to the reduction in the estimated residual value of our fully-depreciated MD-11 aircraft, facility automation and expansion projects, investments in internally developed software and the amortization of acquired intangible assets. Excluding the impact of the estimated residual value change, adjusted depreciation and amortization expense increased due to the aforementioned factors. The reduction in estimated residual value of our MD-11 aircraft will result in additional depreciation expense for the remainder of these aircraft in 2023 and thereafter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Purchased Transportation
The decrease in purchased transportation expense charged to us by third-party air, ocean and truck carriers was primarily attributable to:
•Supply Chain Solutions expense decreased $957 million, resulting from volume declines in our international air and ocean freight and truckload brokerage businesses and declining market rates paid for services in the latter half of the year. These impacts were slightly offset by expense increases in our logistics operations due to business growth and third-party rate increases in our mail services business. The UPS Freight divestiture in 2021 drove a decrease of $260 million.
•U.S. Domestic expense decreased $254 million, driven by a reduction in ground volume handled by third-party carriers as a result of network optimization initiatives. This was partially offset by the impacts of higher fuel surcharges and rate increases.
•International expense decreased $194 million, primarily due to a reduction in air charter expense in the second half of the year and favorable currency movements. These decreases were partially offset by increases in markets rates for ground transportation and fuel surcharges from third-party carriers.
Fuel
The increase in fuel expense was primarily driven by higher prices for jet fuel, diesel and gasoline. Market prices, and the manner in which we purchase fuel, influence our costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs.
Other Occupancy
The increase in other occupancy expense, and adjusted other occupancy expense, was due to additional facilities coming into service, higher utilities costs and rent and property tax increases. We expect inflation may continue to impact rent and utility costs in 2023.
Other Expenses
Other expenses and adjusted other expenses increased primarily as a result of:
•An increase of $170 million in commissions paid for certain online shipments.
•Hosted software application fees and other technology costs increased $115 million in support of ongoing investments in our digital transformation.
•Professional fees increased $72 million, driven by an increase in support services provided to various business units and information technology consulting to support ongoing strategic initiatives.
•Other increases included the cost of goods provided under transitional service agreements to the acquirer of UPS Freight, allowances for credit losses, facility security expenses and self-insured automobile liability expense, driven by increases in the frequency and severity of claims.
These increases were partially offset by favorable developments in certain legal and tax contingencies and reductions in asset impairment charges and customer claims.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income (expense) and other and interest expense for the years ended December 31, 2022 and 2021 (in millions):

	Year Ended December 31,		Change
	2022	2021	$	%
Investment Income (Expense) and Other	$2,435	$4,479	$(2,044)	(45.6)%
Defined Benefit Pension and Postretirement Medical Plan (Gains) and Losses	(1,061)	(3,272)	2,211	(67.6)%
Adjusted Investment Income (Expense) and Other	$1,374	$1,207	$167	13.8%

Interest Expense	(704)	(694)	(10)	1.4%
Total Other Income and (Expense)	$1,731	$3,785	$(2,054)	(54.3)%
Adjusted Other Income and (Expense)	$670	$513	$157	30.6%
Investment Income (Expense) and Other
Investment and other income decreased $2.0 billion, primarily due to a reduction in mark-to-market gains recognized on remeasurements of our defined benefit pension and postretirement plans. Excluding the impact of these gains, adjusted investment and other income increased $167 million, driven by higher yields on higher average invested balances and foreign currency gains. These increases were partially offset by declines in the fair values of certain non-current investments.
Interest Expense
Interest expense increased due to the impact of higher effective interest rates on floating rate debt, partially offset by lower average outstanding debt balances, higher capitalized interest and favorable foreign currency exchange rate impacts on foreign currency-denominated debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth income tax expense and our effective tax rate for the years ended December 31, 2022 and 2021 (in millions):

	Year Ended December 31,		Change
	2022	2021	$	%
Income Tax Expense:	$3,277	$3,705	$(428)	(11.6)%
Income Tax Impact of:
Defined Benefit Pension and Postretirement Medical Plan (Gains) and Losses	(255)	(784)	529	(67.5)%
Incentive Compensation Program Design Changes	121	—	121	N/A
Long-Lived Asset Estimated Residual Value Changes	18	—	18	N/A
Transformation Strategy Costs	36	95	(59)	(62.1)%
Goodwill and Asset Impairment Charges, and Divestitures	—	(11)	11	(100.0)%
Adjusted Income Tax Expense	$3,197	$3,005	$192	6.4%
Effective Tax Rate	22.1%	22.3%
Adjusted Effective Tax Rate	22.0%	22.0%
For additional information on income tax expense and our effective tax rate, see note 15 to the audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of December 31, 2022, we had $7.6 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures and pension contributions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	2022	2021
Net income	$11,548	$12,890
Non-cash operating activities(a)	5,261	3,335
Pension and postretirement medical benefit plan contributions (company-sponsored plans)	(2,342)	(576)
Hedge margin receivables and payables	274	272
Income tax receivables and payables	154	170
Changes in working capital and other non-current assets and liabilities	(797)	(1,106)
Other operating activities	6	22
Net cash from operating activities	$14,104	$15,007
(a) Represents depreciation and amortization, gains and losses on derivative transactions and foreign currency exchange, deferred income taxes, allowances for expected credit losses, amortization of operating lease assets, pension and postretirement medical benefit plan (income) expense, stock compensation expense, changes in casualty self-insurance reserves, goodwill and other asset impairment charges and other non-cash items.
Net cash from operating activities decreased $903 million in 2022, driven by higher contributions to our company-sponsored defined benefit pension and postretirement medical plans. We made discretionary contributions to our qualified U.S. pension plans of $1.9 billion in 2022 compared to $0.2 billion in 2021.
Our working capital benefited from an improvement in collections that was partially offset by increases in duty and tax settlements on behalf of our customers due to the timing of payments. Additionally, during 2022, we paid $234 million of employer payroll taxes that were deferred under the Coronavirus Aid, Recovery and Economic Security ("CARES") Act in 2020, compared to a payment of $577 million in 2021. We paid the remaining $323 million of deferred employer payroll taxes in January 2023.
Cash payments for income taxes were $2.6 billion and $1.9 billion for the years ended December 31, 2022 and 2021, respectively, with changes driven by the timing of deductions related to pension contributions and depreciation.
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
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of December 31, 2022 and 2021, suppliers sold them $806 and $545 million, respectively, of our outstanding payment obligations. Amounts due to suppliers that participate in the SCF program may be reflected in cash flows from operating activities or cash flows from investing activities in our consolidated statements of cash flows. The amounts settled through the SCF program were approximately $2.3 and $1.7 billion for the years ended December 31, 2022 and 2021, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of December 31, 2022, approximately $2.2 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases, pension contributions and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities for the years ended December 31, 2022 and 2021 were as follows (in millions):

	2022	2021
Net cash used in investing activities	$(7,472)	$(3,818)
Capital Expenditures:
Buildings, facilities and plant equipment	$(1,708)	$(1,635)
Aircraft and parts	(1,267)	(1,185)
Vehicles	(1,067)	(807)
Information technology	(727)	(567)
Total Capital Expenditures(1):	$(4,769)	$(4,194)

Capital Expenditures as a % of revenue	4.8%	4.3%

Other Investing Activities:
Proceeds from disposals of businesses, property, plant and equipment	$12	$872
Net change in finance receivables	$24	$34
Net (purchases), sales and maturities of marketable securities	$(1,651)	$54
Acquisitions, net of cash acquired	$(755)	$(602)
Other investing activities	$(333)	$18
(1) In addition to capital expenditures of $4.8 and $4.2 billion for the years ended December 31, 2022 and 2021, respectively, there were principal repayments of finance lease obligations of $149 and $208 million, respectively. These are included in cash flows from financing activities.
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including regulatory, economic and industry conditions. Our current investment program anticipates investments in technology initiatives and enhanced network capabilities, including over $1.0 billion of projects to support our environmental sustainability goals. It also provides for maintenance of buildings, facilities and equipment and replacement of certain aircraft within our fleet. We currently expect our capital expenditures will be approximately $5.3 billion in 2023, of which approximately 50 percent will be allocated to expansion projects.
Total capital expenditures increased in 2022, primarily due to:
•Spending on buildings, facilities and plant equipment increased, largely due to facility automation and capacity expansion projects in our global small package business. Expenditures in the fourth quarter more than offset the impact of supply chain disruptions that we experienced earlier in the year.
•Aircraft and parts expenditures increased due to higher contract deposits on open aircraft orders, partially offset by fewer payments associated with the delivery of aircraft.
•Vehicles expenditures increased as supply chain constraints eased in the latter half of 2022 relative to 2021.
•Information technology expenditures increased due to additional deployments of technology equipment and continuing investments in our digital capabilities and network automation.
Proceeds from the disposal of businesses, property, plant and equipment decreased, primarily due to the 2021 divestiture of UPS Freight for cash proceeds of $848 million. Net purchases of marketable securities increased due to a shift to longer duration investments. The net change in finance receivables was primarily due to reductions in outstanding balances within our finance portfolios.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The increase in cash paid for acquisitions in 2022 was primarily attributable to the acquisitions of Bomi Group and Delivery Solutions, and the purchase of development areas for The UPS Store. Cash paid for acquisitions in 2021 related to the acquisition of Roadie and the purchase of development areas for The UPS Store. The increase in other investing activities was driven by our investment of $252 million in the parent company of CommerceHub, Inc., as well as changes in our other non-current investments and various other items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash for financing activities were as follows (amounts in millions, except per share data):

	2022	2021
Net cash used in financing activities	$(11,185)	$(6,823)
Share Repurchases:
Cash paid to repurchase shares	$(3,500)	$(500)
Number of shares repurchased	(19.0)	(2.6)
Shares outstanding at period end	859	870
Dividends:
Dividends declared per share	$6.08	$4.08
Cash paid for dividends	$(5,114)	$(3,437)
Borrowings:
Net borrowings (repayments) of debt principal	$(2,304)	$(2,773)
Other Financing Activities:
Cash received for common stock issuances	$262	$251
Other financing activities	$(529)	$(364)
Capitalization:
Total debt outstanding at year end	$19,662	$21,915
Total shareowners’ equity at year end	19,803	14,269
Total capitalization	$39,465	$36,184
We repurchased 19.0 and 2.6 million shares of class B common stock for $3.5 billion and $500 million under our stock repurchase program for the years ended December 31, 2022 and 2021, respectively. We anticipate our share repurchases will total $3.0 billion for 2023. For additional information on our share repurchase activities, see note 12 to the audited, consolidated financial statements.
For the years ended December 31, 2022 and 2021, dividends reported within shareowners' equity include $249 and $167 million, respectively, of non-cash dividends that were settled in shares of class A common stock.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. In the first quarter of 2023, we increased our quarterly dividend from $1.52 to $1.62 per share.
There were no issuances of debt in 2022. Issuances of debt in 2021 consisted of short-term borrowings under our commercial paper program.
Repayments of debt in 2022 included scheduled principal payments on our finance lease obligations, payment of amounts assumed in the Bomi Group acquisition and repayment at maturity of senior notes as follows:
•$1.0 billion 2.450% senior notes;
•$600 million 2.350% senior notes; and
•$400 million floating rate senior notes.
Repayments of debt in 2021 included scheduled principal payments on our finance lease obligations, payments of commercial paper balances and repayment at maturity of senior notes as follows:
•$1.5 billion 3.125% senior notes;
•$700 million 2.050% senior notes; and
•$350 million floating rate senior notes.
As of December 31, 2022 and 2021, we had no outstanding balances under our commercial paper programs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We have $2.2 billion of fixed- and floating-rate senior notes that mature in 2023. We may repay these amounts when due with cash generated from operations or other borrowings, depending on various factors. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
The variation in cash received from common stock issuances resulted from activity within the UPS 401(k) Savings Plan and our employee stock purchase plan in both the current and comparative period.
Other financing activities includes cash used to repurchase shares to satisfy tax withholding obligations on vested employee stock awards. Cash outflows for this purpose were $516 and $358 million for the years ended December 31, 2022 and 2021, respectively. The increase was driven by changes in required repurchase amounts.
Except as disclosed in note 9 to the audited, consolidated financial statements, we do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
Sources of Credit
See note 9 to the audited, consolidated financial statements for a discussion of our available credit and our debt covenants.
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
We anticipate making discretionary contributions to our company-sponsored U.S. defined benefit pension and postretirement medical plans of approximately $1.2 billion in 2023, which are included within Expected employer contributions to plan trusts shown in note 5 to the audited, consolidated financial statements. There are currently no anticipated required minimum cash contributions to our qualified U.S. pension plans. The amount of any minimum funding requirement, as applicable, for these plans could change significantly in future periods depending on many factors, including plan asset returns, discount rates, other actuarial assumptions, changes to pension plan funding regulations and the discretionary contributions that we make. Actual contributions made in future years could materially differ and consequently required minimum contributions beyond 2023 cannot be reasonably estimated. As a result of the amendments to the UPS 401(k) Savings Plan discussed in note 5 to the audited, consolidated financial statements, we expect contributions to this plan will increase by approximately $450 million beginning in 2024.
As discussed in note 6 to the audited, consolidated financial statements, we are not currently subject to any surcharges or minimum contributions outside of our agreed-upon contractual rates with respect to the multiemployer pension and health and welfare plans in which we participate. Contribution rates to these multiemployer pension and health and welfare plans are established through the collective bargaining process.
We have outstanding letters of credit and surety bonds that are discussed in note 9 to the audited, consolidated financial statements. Additionally, we have $2.2 billion of fixed- and floating-rate senior notes that mature in 2023. We may repay these amounts when due with cash generated from operations or other borrowings, depending on various factors. Estimated future interest payments on our outstanding debt total approximately $11.3 billion. This amount was calculated using the contractual interest payments due on our fixed- and variable-rate debt based on interest rates as of December 31, 2022, taking into account the effect of any interest rate swap agreements. For debt denominated in a foreign currency, the U.S. Dollar equivalent principal amount of the debt at the end of the year was used as the basis to project future interest payments.
Annual principal payments on our long-term debt, and purchase commitments for certain capital expenditures are also set out in note 9 to the audited, consolidated financial statements. Included within these purchase commitments are firm commitments to purchase seven new and used Boeing 767-300 aircraft to be delivered in 2023, 21 new Boeing 767-300 aircraft to be delivered between 2024 and 2026, and two used Boeing 747-8F aircraft to be delivered in 2024. Additionally, we anticipate purchasing over 2,400 alternative fuel vehicles in 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In addition to purchase commitments, we have other contractual agreements including equipment rentals, software licensing and commodity contracts.
Our finance lease obligations, including purchase options that are reasonably certain to be exercised, relate primarily to leases on aircraft and real estate. These obligations, together with our obligations under operating leases are set out in note 11 to the audited, consolidated financial statements.
Under provisions of the Tax Cuts and Jobs Act, we elected to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries over eight years through 2025. Additionally, we have uncertain tax positions that are further discussed in note 15 to the audited, consolidated financial statements.
Contingencies
See note 5 to the audited, consolidated financial statements for a discussion of pension-related matters, note 10 to the audited, consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities and note 15 to the audited, consolidated financial statements for a discussion of income-tax-related matters.
Collective Bargaining Agreements
Status of Collective Bargaining Agreements
See note 6 to the audited, consolidated financial statements for a discussion of the status of collective bargaining agreements and "Risk Factors - Business and Operating Risks - Strikes, work stoppages or slowdowns by our employees could materially adversely affect us" in Part I, Item 1A of this report.
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
We record a liability for a loss when the loss is probable of occurring and reasonably estimable. For such accruals, we record the amount we consider to be the best estimate within a range of potential losses; however, when there appears to be a range of equally possible losses, our accrual is based on the low end of this range. The likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a reasonable estimate of the loss or a range of loss may not be practicable based on the information available. Additionally, events may arise that were not anticipated and, as a result, the outcome of a contingency may result in a loss that differs materially from our previously estimated liability. Except as disclosed in note 10 to the audited, consolidated financial statements, contingent losses that were probable and estimable were not material to our financial position or results of operations as of, or for the year ended, December 31, 2022. In addition, we have certain contingent liabilities that have not been recognized as of, or for the year ended, December 31, 2022, because a loss was not reasonably estimable. Obligations relating to income taxes and self-insurance are discussed below.
Goodwill and Intangible Asset Impairments
We assess goodwill for impairment at the reporting unit level. We did not incur goodwill impairment charges in 2022 or 2021. During 2020, we recognized a goodwill impairment charge of $494 million in our former UPS Freight reporting unit.
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
We initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we quantitatively assess the fair value of a reporting unit to test goodwill for impairment. This assessment uses a combination of income and market approaches:
•The income approach uses a discounted cash flow (“DCF”) model, which requires us to make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs, capital expenditures, working capital and the cost of capital. We are also required to make assumptions relating to our overall business and operating strategy, and the regulatory and market environment. Changes in any of these assumptions could significantly impact the fair value of any one of our reporting units. The projections that we use in our DCF model are updated annually, or more often if necessary, and will change over time based on the historical performance and changing business conditions for each of our reporting units.
•The market approach uses observable market data of comparable public companies to estimate fair value utilizing financial metrics (such as enterprise value to net sales). We apply judgment to select appropriate comparison companies based on the business operations, size and operating results of our reporting units. Changes to our selection of comparable companies or market multiples may result in changes to the estimates of fair value of our reporting units.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of our July 1st testing date, we concluded the fair value of each reporting unit exceeded its carrying value; however, the excess of fair value over the carrying value for our Roadie reporting unit was less than 10 percent. In addition to business performance, our valuation estimate is most sensitive to changes in the cost of capital. If the cost of capital used in our July 1st test increased by 150 basis points, it is reasonably possible that the reporting unit would be impaired. We believe the fair value of the Roadie reporting unit continues to exceed its carrying value; however, if the cost of capital increases or the business does not meet forecasts, we may incur an impairment charge in the future. The goodwill associated with our Roadie reporting unit as of December 31, 2022 was $241 million.
We evaluate the indefinite-lived trade name associated with our truckload brokerage business for impairment using the relief from royalty method. This valuation approach requires that we make a number of assumptions to estimate fair value, including projections of future revenues, market royalty rates, tax rates, discount rates and other relevant variables. The projections we use in the model are updated annually and will change over time based on historical performance and changing business conditions. If the carrying value of the trade name exceeded its estimated fair value, an impairment charge would be recognized for the excess amount.
In addition to business performance, our valuation estimate is most sensitive to changes in royalty rates and the cost of capital. The ratio of excess fair value to carrying value would decrease by approximately one percentage point if the royalty rate decreased by five basis points or the cost of capital increased by ten basis points. A ten percent decrease in the estimated fair value of our trade name would have had no effect on its carrying value as of our July 1st measurement date. However, if near-term economic conditions change our assumptions unfavorably, or result in the reporting unit being unable to meet forecasts, there could be a more significant decrease in the estimated fair value of the trade name, which may result in an impairment. The carrying value of the trade name as of December 31, 2022 was $200 million.
Our finite-lived intangible assets are amortized over their estimated useful lives. Impairment tests for these assets are only performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable based on its undiscounted future cash flows. If the carrying amount of the intangible is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices, discounted cash flows or external appraisals, as appropriate. If impairment indicators are present, the resulting impairment charges could have a material impact on our results of operations. See note 7 to the audited, consolidated financial statements for details of finite-lived intangible asset impairments.
Self-Insurance Accruals
We base self-insurance reserves on actuarial estimates, which are determined with the assistance of a third-party actuary through a complex process that includes the application of various actuarial methods and assumptions. The process incorporates actual loss experience and judgments about expected future development based on historical experience, recent and projected trends in claim frequency and severity, and changes in claims handling practices, among other factors.
Workers' compensation, automobile liability and general liability insurance claims may take a number of years to resolve. Consequently, actuarial estimates are required to project the ultimate cost that will be incurred to resolve a claim. Several factors can affect the actual cost, or severity, of a claim, including:
•Length of time a claim remains open;
•Trends in healthcare costs;
•Results of any related litigation; and
•Changes in legislation.
Furthermore, claims may emerge in a future year for events that occurred in a prior policy period at a rate that differs from actuarial projections. All these factors can result in revisions to actuarial projections and produce a material difference between estimated and actual operating results.
Due to the complexity and inherent uncertainty associated with the estimation of our workers’ compensation, automobile and general liability claims, the third-party actuary develops a range of expected losses. We believe our estimated reserves for such claims are adequate; however, actual experience in claims frequency and/or severity of claims could materially differ from our estimates and affect our results of operations.

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
Self-insurance reserves as of December 31, 2022 and 2021 were as follows (in millions):

	2022	2021
Current self-insurance reserves	$1,069	$1,048
Non-current self-insurance reserves(1)	1,818	1,855
Total self-insurance reserves	$2,887	$2,903
(1) Included within Other Non-Current Liabilities in the consolidated balance sheets.
Our total reserves related to prior year claims decreased by $5 million in 2022 and increased by $34 million in 2021. A five percent deterioration or improvement in both the assumed claim severity and claim frequency rates used to estimate our self-insurance reserves would result in an increase or decrease of approximately $290 million, respectively, in our reserves and expenses as of, and for the year ended, December 31, 2022.
Pension and Other Postretirement Medical Benefits
Our pension and postretirement medical benefit costs are calculated using various actuarial assumptions and methodologies. These assumptions include discount rates, healthcare cost trend rates, inflation, compensation increases, expected returns on plan assets, mortality rates, regulatory requirements and other factors. The assumptions utilized in recording the obligations under our plans represent our best estimates. We believe that they are reasonable, based on information as to historical experience and performance as well as other factors that might cause future expectations to differ from past trends.
Differences in actual experience or changes in assumptions may affect our pension and postretirement medical benefit obligations and future expenses. The primary factors contributing to actuarial gains and losses each year are:
•Changes in the discount rate used to value pension and postretirement medical benefit obligations as of the measurement date;
•Differences between expected and actual returns on plan assets;
•Changes in demographic assumptions, including mortality;
•Differences in participant experience from demographic assumptions; and
•Changes in coordinating benefits with plans not sponsored by UPS.
We recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of a corridor (defined as 10% of the greater of the fair value of plan assets or the plans' projected benefit obligations) immediately within income upon remeasurement of a plan. Other components of pension expense (referred to as "ongoing net periodic benefit cost"), primarily service and interest costs and the expected return on plan assets, are reported on a quarterly basis.
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on assets for our pension and postretirement benefit plans, and the resulting increase (decrease) in our obligations and expense as of, and for the year ended, December 31, 2022 (in millions):

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Pension Plans	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate:
Effect on ongoing net periodic benefit cost	$(38)	$39
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(582)	521
Effect on projected benefit obligation	(1,378)	1,471
Return on Assets:
Effect on ongoing net periodic benefit cost(1)	(144)	144
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor(2)	$(34)	$34

Postretirement Medical Benefit Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	$4	$(3)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(38)	22
Effect on accumulated postretirement benefit obligation	(34)	40
Healthcare Cost Trend Rate:
Effect on ongoing net periodic benefit cost	—	—
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	3	(12)
Effect on accumulated postretirement benefit obligation	$10	$(11)
(1)Amount calculated based on 25 basis point increase / decrease in the expected return on assets.
(2)Amount calculated based on 25 basis point increase / decrease in the actual return on assets.
Refer to note 5 to the audited, consolidated financial statements for information on our potential liability for coordinating benefits related to the Central States Pension Fund.
Depreciation, Residual Value and Impairment of Property, Plant and Equipment
As of December 31, 2022, we had $34.7 billion of net property, plant and equipment, the most significant category of which was aircraft. In accounting for property, plant and equipment, we make estimates of the expected useful lives and residual values. We evaluate the useful lives of our property, plant and equipment based on our usage, maintenance and replacement policies, and taking into account physical and economic factors that may affect the useful lives of the assets. Our accounting policy for property, plant and equipment is set out in note 1 to the audited, consolidated financial statements.
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
Asset groups represent the lowest level at which independent cash flows can be identified. Determining the asset group requires judgment and changes in the way asset groups are defined could have material impact to the results of impairment testing. We perform recoverability testing by comparing the undiscounted cash flows of the asset group to the carrying value of the asset group. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows or external appraisals, as appropriate. Details of long-lived asset impairments are included in note 4 to the audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In estimating the useful lives and expected residual values of aircraft, we consider actual experience with the same or similar aircraft types and volume projections for our air products. Adverse changes in volume forecasts, or a shortfall in our actual volume compared with our projections, could result in our current aircraft capacity exceeding current or projected demand. This situation could lead to an excess of aircraft, resulting in an impairment charge or reduction in expected useful life that may result in increased depreciation expense.
Revisions to estimates of useful lives and residual values could also be caused by changes to our maintenance programs, governmental regulations, operational intentions, or market prices for new and used aircraft of the same or similar types. We periodically evaluate our estimates and assumptions, and adjust them, as necessary, on a prospective basis through depreciation expense. In the fourth quarter of 2022, we reduced the estimated residual value of our MD-11 aircraft and associated engines to zero based on updated operational plans for these aircraft and our expectations for their eventual disposal. In connection with this change in estimate, during the fourth quarter of 2022 we recorded a one-time depreciation charge to adjust the residual value of our fully-depreciated MD-11 aircraft. Refer to note 4 to the audited, consolidated financial statements for information on the impact to our results of operations.
Fair Value Measurements
In the normal course of business, we hold and issue financial instruments that contain elements of market risk, including derivatives, marketable securities and debt. Certain of these financial instruments are required to be recorded at fair value, principally derivatives, marketable securities and certain other investments. These financial instruments are measured and reported at fair value on a recurring basis based upon a fair value hierarchy (Levels 1, 2 and 3). Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3). Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit spreads and yield curve volatility factors. Changes in the fixed income, foreign currency exchange and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of operations. Further information on our accounting polices relating to fair value measurements can be found in note 1 to the audited, consolidated financial statements.
As of December 31, 2022, the majority of our financial instruments were categorized as either Level 1 or Level 2. Refer to notes 3, 9 and 17 to the audited, consolidated financial statements for further information on these instruments. A quantitative sensitivity analysis of our exposure to changes in commodity prices, foreign currency exchange rates and interest rates is presented in the Quantitative and Qualitative Disclosures about Market Risk section of this report.
Our pension and postretirement plan assets include investments in hedge funds, as well as private debt, private equity and real estate funds, which are primarily measured using net asset value ("NAV") as a practical expedient for fair value, as appropriate. These investments were valued at $9.6 billion as of December 31, 2022. In order to estimate NAV, we evaluate audited and unaudited financial reports from fund managers and make adjustments for investment activity between the date of the financial reports and December 31st. These investments are not actively traded, and their values can only be estimated using these assumptions. If our estimates of activity changed, this could have a material impact on the reported value of these investments and on the return on assets that we report. Refer to note 5 to the audited, consolidated financial statements for further information on our pension and postretirement plan assets.
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis, including property, plant and equipment, goodwill and intangible assets. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment or when an asset or disposal group is classified as held for sale.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In accounting for business acquisitions, we allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values. Estimating the fair value of assets acquired and liabilities assumed requires judgment, especially with respect to identified intangible assets as there may be limited or no observable transactions within the market, requiring us to develop internal models to estimate fair value. For example, estimating the fair value of identified intangible assets may require us to develop valuation assumptions, including but not limited to, future expected cash flows from these assets, synergies and the cost of capital. Certain inputs require us to determine assumptions that are reflective of a market participant view of fair value. Changes in any of these assumptions may materially impact the amount we recognize for identifiable assets and liabilities, in addition to the residual amount allocated to goodwill.
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
Commodity Price Risk
We are exposed to changes in the prices of refined fuels, principally jet-A, diesel and unleaded gasoline, as well as changes in the price of natural gas and other alternative fuels. Currently, the fuel surcharges that we apply to our domestic and international package services are the primary means of reducing the risk of adverse fuel price changes. In order to mitigate the impact of fuel surcharges imposed on us by outside carriers, we regularly adjust the rates we charge for our freight brokerage services. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs. Because of this, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our results either positively or negatively in the short-term. As of December 31, 2022 and 2021, we had no commodity contracts outstanding.
Foreign Currency Exchange Rate Risk
We have foreign currency risks related to our revenue, operating expenses and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities and cash flows. Our most significant foreign currency exposures relate to the Euro, British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar. We may use forward contracts as well as a combination of purchased and written options to hedge forecasted cash flow currency exposures. These derivative instruments generally cover forecasted foreign currency exposures for periods of 12 to 48 months. We may also utilize forward contracts to hedge portions of our anticipated cash settlements of intercompany transactions and interest payments on certain debt subject to foreign currency remeasurement.
Interest Rate Risk
We have issued debt instruments and have debt associated with finance leases that accrue expense at fixed and floating rates of interest. We use interest rate swaps as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment and maturity dates of the swaps match the terms of the associated debt. We may also utilize forward starting swaps and similar instruments to lock in all or a portion of the borrowing cost of anticipated debt issuances. Our floating-rate debt and interest rate swaps subject us to risk resulting from changes in short-term interest rates.
We are also subject to interest rate risk with respect to our defined benefit pension and postretirement medical plan obligations, as changes in interest rates will effectively increase or decrease the obligations associated with these plans. This will result in changes to the amount of pension and postretirement benefit expense recognized in future periods and may also result in us being required to make contributions to the plans.
We hold investments in debt securities, as well as cash-equivalent instruments, some of which accrue income at variable rates of interest.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

There are certain limitations inherent in the sensitivity analyses presented, primarily due to the assumption that foreign currency exchange rates change in a parallel fashion and that interest rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled. While this is our best estimate of the impact of the specified scenarios, these estimates should not be viewed as forecasts. We adjust the fixed and floating interest rate mix of our interest-rate-sensitive assets and liabilities in response to changes in market conditions. Additionally, changes in the fair value of foreign currency derivatives and commodity derivatives are offset by changes in the cash flows of the underlying hedged foreign currency and commodity transactions.

	Shock-Test Result as of December 31,
(in millions)	2022	2021
Change in Fair Value:
Currency Derivatives(1)	$(770)	$(766)
Change in Annual Interest Expense:
Variable Rate Debt(2)	$18	$22
Interest Rate Derivatives(2)	$—	$10
Change in Annual Interest Income:
Marketable Securities(3)	$1	$—
(1)The potential change in fair value from a hypothetical 10% weakening of the U.S. Dollar against foreign currency exchange rates across all maturities.
(2)The potential change in annual interest expense resulting from a hypothetical 100 basis point increase in short-term interest rates, applied to our variable rate debt and swap instruments (excluding hedges of anticipated debt issuances).
(3)The potential change in interest income resulting from a hypothetical 100 basis point increase in short-term interest rates, applied to our variable rate investment holdings.
The sensitivity of our defined benefit pension and postretirement plan obligations to changes in interest rates is quantified in "Critical Accounting Estimates".

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareowners and Board of Directors of
United Parcel Service, Inc.
Atlanta, Georgia
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Valuation of U.S. hedge fund, risk parity, private debt, private equity and real estate investments — Refer to Note 5, Company-Sponsored Employee Benefit Plans (Fair Value Measurements), to the financial statements
Critical Audit Matter Description
The Company’s U.S. pension and postretirement medical benefit plans (the "U.S. Plans") held hedge fund, risk parity, private debt, private equity and real estate investments valued at $9.6 billion as of December 31, 2022.
The Company determines the reported values of the U.S. Plans’ investments in hedge, risk parity, private debt, private equity and real estate funds primarily based on the estimated net asset value ("NAV") of the fund. In order to estimate NAV, the Company evaluates audited and unaudited financial reports from fund managers, and makes adjustments, as appropriate, for investment activity between the date of the financial reports and December 31st. These investments are not actively traded, and their values can only be estimated using these subjective assumptions.
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
•For certain investments, we confirmed directly with the respective fund manager its preliminary estimate of the fund’s NAV as of December 31, 2022.
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
Approximately 84 percent of the Company’s revenues are from its global small package operations that provide time-definite delivery services for express letters, documents, small packages and palletized freight via air and ground services. The Company’s global small package revenues are comprised of a significant volume of low-dollar transactions sourced from systems that were primarily developed by the Company. The processing of transactions, including the recording of them, is highly automated and based on contractual terms with the Company’s customers.
Auditing global small package revenue required a significant extent of effort and the involvement of professionals with expertise in information technology ("IT") necessary for us to identify, test, and evaluate the Company’s systems, software applications, and automated controls.

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
February 20, 2023

We have served as the Company's auditor since 1969.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$5,602	$10,255
Marketable securities	1,993	338
Accounts receivable	12,729	12,669
Less: Allowance for credit losses	(146)	(128)
Accounts receivable, net	12,583	12,541
Other current assets	2,039	1,800
Total Current Assets	22,217	24,934
Property, Plant and Equipment, Net	34,719	33,475
Operating Lease Right-Of-Use Assets	3,755	3,562
Goodwill	4,223	3,692
Intangible Assets, Net	2,796	2,486
Deferred Income Tax Assets	139	176
Other Non-Current Assets	3,275	1,080
Total Assets	$71,124	$69,405
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$2,341	$2,131
Current maturities of operating leases	621	580
Accounts payable	7,512	7,523
Accrued wages and withholdings	4,049	3,819
Self-insurance reserves	1,069	1,048
Accrued group welfare and retirement plan contributions	1,076	1,038
Other current liabilities	1,472	1,430
Total Current Liabilities	18,140	17,569
Long-Term Debt and Finance Leases	17,321	19,784
Non-Current Operating Leases	3,238	3,033
Pension and Postretirement Benefit Obligations	4,807	8,047
Deferred Income Tax Liabilities	4,302	3,125
Other Non-Current Liabilities	3,513	3,578
Shareowners’ Equity:
Class A common stock (134 and 138 shares issued in 2022 and 2021, respectively)	2	2
Class B common stock (725 and 732 shares issued in 2022 and 2021, respectively)	7	7
Additional paid-in capital	—	1,343
Retained earnings	21,326	16,179
Accumulated other comprehensive loss	(1,549)	(3,278)
Deferred compensation obligations	13	16
Less: Treasury stock (0.2 and 0.3 shares in 2022 and 2021, respectively)	(13)	(16)
Total Equity for Controlling Interests	19,786	14,253
Noncontrolling Interests	17	16
Total Shareowners’ Equity	19,803	14,269
Total Liabilities and Shareowners’ Equity	$71,124	$69,405
See notes to audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue	$100,338	$97,287	$84,628
Operating Expenses:
Compensation and benefits	47,781	46,707	44,529
Repairs and maintenance	2,515	2,443	2,365
Depreciation and amortization	3,188	2,953	2,698
Purchased transportation	17,653	19,058	15,631
Fuel	6,018	3,847	2,582
Other occupancy	1,818	1,698	1,539
Other expenses	8,271	7,771	7,600
Total Operating Expenses	87,244	84,477	76,944
Operating Profit	13,094	12,810	7,684
Other Income and (Expense):
Investment income (expense) and other	2,435	4,479	(5,139)
Interest expense	(704)	(694)	(701)
Total Other Income and (Expense)	1,731	3,785	(5,840)
Income Before Income Taxes	14,825	16,595	1,844
Income Tax Expense	3,277	3,705	501
Net Income	$11,548	$12,890	$1,343
Basic Earnings Per Share	$13.26	$14.75	$1.55
Diluted Earnings Per Share	$13.20	$14.68	$1.54

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2022	2021	2020
Net Income	$11,548	$12,890	$1,343
Change in foreign currency translation adjustment, net of tax	(284)	(181)	97
Change in unrealized gain (loss) on marketable securities, net of tax	(10)	(7)	2
Change in unrealized gain (loss) on cash flow hedges, net of tax	184	206	(335)
Change in unrecognized pension and postretirement benefit costs, net of tax	1,839	3,817	(880)
Comprehensive Income (Loss)	$13,277	$16,725	$227

See notes to audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Years Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$11,548	$12,890	$1,343
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,188	2,953	2,698
Pension and postretirement benefit (income) expense	(129)	(2,456)	7,125
Pension and postretirement benefit contributions	(2,342)	(576)	(3,125)
Self-insurance reserves	(20)	178	503
Deferred tax (benefit) expense	531	1,645	(858)
Stock compensation expense	1,568	878	796
Other (gains) losses	123	137	917
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(322)	(2,147)	(1,562)
Other assets	117	312	218
Accounts payable	34	1,265	904
Accrued wages and withholdings	(189)	(245)	1,631
Other liabilities	(9)	151	(110)
Other operating activities	6	22	(21)
Net cash from operating activities	14,104	15,007	10,459
Cash Flows From Investing Activities:
Capital expenditures	(4,769)	(4,194)	(5,412)
Proceeds from disposal of businesses, property, plant and equipment	12	872	40
Purchases of marketable securities	(1,906)	(312)	(254)
Sales and maturities of marketable securities	255	366	360
Net change in finance receivables	24	34	44
Acquisitions, net of cash acquired	(755)	(602)	(20)
Other investing activities	(333)	18	(41)
Net cash used in investing activities	(7,472)	(3,818)	(5,283)
Cash Flows From Financing Activities:
Net change in short-term debt	—	—	(2,462)
Proceeds from long-term borrowings	—	—	5,003
Repayments of long-term borrowings	(2,304)	(2,773)	(3,392)
Purchases of common stock	(3,500)	(500)	(224)
Issuances of common stock	262	251	285
Dividends	(5,114)	(3,437)	(3,374)
Other financing activities	(529)	(364)	(353)
Net cash used in financing activities	(11,185)	(6,823)	(4,517)
Effect Of Exchange Rate Changes On Cash, Cash Equivalents and Restricted Cash	(100)	(21)	13
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	(4,653)	4,345	672
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	10,255	5,910	5,238
End of period	$5,602	$10,255	$5,910
Cash Paid During The Period For:
Interest (net of amount capitalized)	$721	$697	$691
Income taxes (net of refunds)	$2,574	$1,869	$1,138
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
Revenue Recognition
United States ("U.S.") Domestic Package and International Package Operations: Revenue is recognized over time as we perform the services in the contract.
Forwarding: Freight forwarding revenue, including truckload brokerage revenue, and expenses related to the transportation of freight are recognized over time as we perform the services. Customs brokerage revenue is recognized upon completing documents necessary for customs entry purposes.
Logistics: In our Logistics business we have a right to consideration from customers in an amount that corresponds directly with the value to the customers of our performance completed to date, and as such we recognize revenue in the amount to which we have a right to invoice the customer.
UPS Freight: Prior to the divestiture in 2021, revenue was recognized over time as we performed the services in the contract.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments that are readily convertible into cash. We consider securities with maturities of three months or less and insignificant credit risk, when purchased, to be cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments. As of December 31, 2022 and 2021, we did not have any restricted cash balances.

Marketable Securities and Non-Current Investments
Debt securities are classified as either trading or available-for-sale securities and are carried at fair value. Unrealized gains and losses on trading securities are reported as Investment income (expense) and other on the statements of consolidated income. Unrealized gains and losses on available-for-sale securities are reported as other comprehensive income, a separate component of shareowners’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in Investment income (expense) and other, together with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in Investment income (expense) and other.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We periodically review our available-for-sale investments for indications of other-than-temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions and the financial condition and specific prospects for the issuer. Impairment of available-for-sale securities results in a charge to income when a market decline below cost is other-than-temporary. We have both the intent and ability to hold these securities for the time necessary to recover the cost basis. If a decline in fair value is determined to be the result of a credit loss, then the decrease is recognized in income through an allowance for credit losses.
Investments in equity securities through which we exercise significant influence but do not have control over the investee are accounted for under the equity method. We record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. Gains and losses from equity method investments are reported in Investment income (expense) and other on the statements of consolidated income. We record dividends or other equity distributions as reductions of the carrying value of the investment. Equity method investments are included within Other Non-Current Assets on our consolidated balance sheets.
Inventories
Fuel and other materials and supplies inventories are recognized as inventory when purchased, and then charged to expense when used in our operations. Jet fuel, diesel and unleaded gasoline inventories are valued at the lower of average cost or net realizable value. Total inventories were $889 and $717 million as of December 31, 2022 and 2021, respectively, and are included in Other current assets in the consolidated balance sheets.
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
•Technology Equipment: 3 to 10 years
•Vehicles: 5 to 15 years
Routine maintenance and repairs are generally charged to expense as incurred. For substantially all of our aircraft, the costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.
Interest incurred during the construction of property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $60 and $58 million for the years ended December 31, 2022 and 2021, respectively.
We monitor our property, plant and equipment for any indicators that the carrying value of the assets may not be recoverable, at which time we review long-lived assets for impairment based on undiscounted future cash flows. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows or external appraisals, as appropriate. We test long-lived assets for impairment at the asset group level, which is the lowest level at which independent cash flows can be identified. Refer to note 4 for a discussion of impairments of property, plant and equipment.
Leases
We recognize a right-of-use ("ROU") asset and lease obligation for all leases greater than twelve months, including reasonably certain renewal or purchase options. Some of our leases contain both lease and non-lease components, which we have elected to treat as a single lease component. Lease costs for short-term leases are recognized on a straight-line basis over the lease term.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of our leases contain future payments that are dependent on an index or rate, such as the consumer price index. We initially measure the lease obligation and ROU asset using the index or rate at the commencement date. In subsequent periods, lease payments dependent on an index or rate are not remeasured. Rather, changes to payments due to a change in an index or rate are recognized in our statements of consolidated income in the period of the change.
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
Finite-lived intangible assets, including trademarks, licenses, patents, customer lists, non-compete agreements and franchise rights are amortized on a straight-line basis over their estimated useful lives, which range from 2 to 21 years. Capitalized software is generally amortized over 7 years.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Self-Insurance Accruals
We self-insure costs associated with workers' compensation claims, automobile liability, health and welfare and general business liabilities, up to certain limits. Self-insurance reserves are established for estimates of the losses we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. The expected ultimate cost for claims incurred is estimated based upon historical loss experience and judgments about the present and expected levels of cost per claim. Trends in actual experience are a significant factor in the determination of our reserves.
In November 2022, we transferred a portion of our workers' compensation liability related to policy years 2007 through 2016 to a third-party insurer. We paid $341 million to transfer a portfolio of claims for which we carried reserves of $332 million, recognizing a pre-tax loss of $9 million that was recorded in Other expenses in the statement of consolidated income for the year ended December 31, 2022.
We also sponsor a number of health and welfare insurance plans for our employees. Liabilities and expenses related to these plans are based on estimates of the number of employees and eligible dependents covered under the plans, global health events, anticipated medical usage by participants and overall trends in medical costs and inflation.
Pension and Postretirement Benefits
We incur certain employment-related expenses associated with company-sponsored defined benefit pension and postretirement medical benefits. These expenses are calculated using various actuarial assumptions and methodologies, including discount rates, expected returns on plan assets, healthcare cost trend rates, inflation, compensation increase rates, mortality rates and coordination of benefits with plans not sponsored by UPS. Actuarial assumptions are reviewed on an annual basis, unless circumstances require an interim measurement of any of our plans.
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
Foreign Currency Translation and Remeasurement
We translate the results of operations of our foreign subsidiaries using average exchange rates for each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in other comprehensive income. Pre-tax foreign currency transaction gains (losses) from remeasurement, net of hedging, included in Investment income (expense) and other were $72, $(36) and $9 million in 2022, 2021 and 2020, respectively.
Stock-Based Compensation
Share-based awards to employees are measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period), less estimated forfeitures. We have issued employee share-based awards under various incentive compensation plans that contain vesting conditions, including service conditions, where the awards cliff vest after one or three years or vest ratably over periods up to five years (the "nominal vesting period") or at the date the employee retires (as defined by the plan), if earlier. Compensation cost is generally recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. We estimate forfeiture rates based on historical rates of forfeitures for awards with similar characteristics, historical and projected rates of employee turnover and the nature and terms of the vesting conditions of the awards. We reevaluate our forfeiture rates on an annual basis.
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
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis, including property, plant, and equipment, goodwill and intangible assets. These assets are subject to fair value adjustments in certain circumstances, such as when there is an impairment.
For business acquisitions, we allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and identified intangible assets based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Following the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•A cash flow hedge refers to hedging the exposure to variability in expected future cash flows that is attributable to a particular risk. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of other comprehensive income, and reclassified into earnings in the period during which the hedged transaction affects earnings.
•A fair value hedge refers to hedging the exposure to changes in the fair value of an existing asset or liability that is attributable to a particular risk. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument is recognized in earnings during the current period, together with the gain or loss on the hedged item.
•A net investment hedge refers to the use of cross currency swaps, forward contracts or foreign-currency-denominated debt to hedge portions of net investments in foreign operations. For instruments that meet the hedge accounting requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in the foreign currency translation adjustment within other comprehensive income, and are recorded in the income statement when the hedged item affects earnings.
Adoption of New Accounting Standards
In December 2019, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") to simplify the accounting for income taxes. The update removes certain exceptions to the general income tax principles. Effective October 1, 2020, we early adopted this ASU. It did not have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), and in December 2022 subsequently issued ASU 2022-06, to temporarily ease the potential burden in accounting for reference rate reform. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The guidance was effective upon issuance and at present can generally be applied through December 31, 2024. We are evaluating the potential impacts of reference rate reform on our various contractual positions to determine whether we may apply any of the practical expedients set forth in this standard; however, we do not expect reference rate reform to have a material impact on our consolidated financial position, results of operations, cash flows, or internal controls.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.
Accounting Standards Issued But Not Yet Effective
In September 2022, the FASB issued an ASU to enhance the disclosure of supplier finance programs. The update will be effective for us in the first quarter of 2023. We are evaluating the impact of its adoption on our consolidated financial statements and internal control over financial reporting environment but do not expect this ASU to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.
Other accounting pronouncements issued, but not effective until after December 31, 2022, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. REVENUE RECOGNITION
Revenue Recognition
Substantially all of our revenues are from contracts associated with the pickup, transportation and delivery of packages and freight ("transportation services"). These services may be carried out by or arranged by us and generally occur over a short period of time. Additionally, we provide value-added logistics services to customers through our global network of company-owned and leased distribution centers and field stocking locations.
Disaggregation of Revenue

	Year Ended December 31,
	2022	2021	2020
Revenue:
Next Day Air	$10,699	$10,009	$8,522
Deferred	5,968	5,846	5,665
Ground	47,542	44,462	39,312
U.S. Domestic Package	$64,209	$60,317	$53,499

Domestic	$3,346	$3,690	$3,160
Export	15,341	15,012	12,159
Cargo & Other	1,011	839	626
International Package	$19,698	$19,541	$15,945

Forwarding	$8,943	$9,872	$6,975
Logistics	5,351	4,767	4,073
Freight	—	1,064	3,149
Other	2,137	1,726	987
Supply Chain Solutions	$16,431	$17,429	$15,184

Consolidated revenue	$100,338	$97,287	$84,628
We account for a contract when both parties have approved the contract and are committed to perform their obligations, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the basis of revenue recognition. The vast majority of our contracts with customers are for transportation services that include only one performance obligation; the transportation services themselves. If a contract contains more than one performance obligation, we allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the services underlying each performance obligation.
In certain business units, such as Logistics, we sell customized, customer-specific solutions in which we integrate a complex set of tasks and components into a single capability that is accounted for as one performance obligation.
Satisfaction of Performance Obligations
We generally recognize revenue over time as we perform services in the contract because our customers receive the benefit of our services as goods are transported from one location to another. Further, if we were unable to complete delivery to the final location, those services would not need to be re-performed.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize revenue based on the extent of progress towards completion of our services. We use the cost-to-cost measure of progress for our package delivery contracts because it best depicts the benefit received by the customer, which occurs as we incur costs on our contracts. Under this measure, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the service. Revenues, including ancillary or accessorial fees and reductions for estimated customer incentives, are recorded proportionally as costs are incurred. Costs to fulfill include labor and other direct costs and an allocation of indirect costs.
For our freight forwarding contracts, an output method of progress based on time-in-transit is utilized as the timing of costs incurred does not best depict the benefit to the customer. In our Logistics business we have a right to consideration from customers in an amount that corresponds directly with the value to the customers of our performance completed to date; therefore we recognize revenue in the amount to which we have a right to invoice the customer.
Variable Consideration
Our contracts commonly contain customer incentives, guaranteed service refunds or other provisions that can either increase or decrease the rates paid for services. These variable amounts are generally dependent upon achievement of certain incentive tiers or performance metrics. We record revenue, which may be reduced by incentives or other contract provisions, to the extent it is probable that a significant reversal of cumulative amounts recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of revenue are based on an assessment of anticipated customer spending and all information (historical, current and forecasted) that is reasonably available to us.
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
Payment Terms
Under the typical payment terms of our customer contracts, customers pay at periodic intervals, which are generally seven days within our U.S. Domestic Package business, for shipments included on invoices received. Invoices are generated each week on the week-ending day, which is Saturday for the majority of our U.S. Domestic Package business, but could be another day depending on the business unit or the specific agreement with the customer. It is not customary business practice to extend payment terms past 90 days, and as such, we do not have a practice of including a significant financing component within our contracts with customers.
Principal vs. Agent Considerations
In our transportation businesses, we may utilize independent contractors and third-party carriers to perform transportation services. We have determined that all our major businesses act as principal rather than agent within their revenue arrangements. Consequently, revenue and the associated purchased transportation costs are reported on a gross basis within our statements of consolidated income.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We increased our allowance for expected credit losses by $18 million during 2022 based upon current forecasts that reflect changes in the economic outlook. Our allowance for credit losses as of December 31, 2022 and 2021 was $146 and $128 million, respectively. Amounts for credit losses charged to expense before recoveries during the twelve months ended December 31, 2022 and 2021 were $214 and $175 million, respectively.
Contract Assets and Liabilities
Contract assets include billed and unbilled amounts resulting from in-transit shipments, as we have an unconditional right to payment only when services have been completed (i.e., shipments have been delivered). Amounts do not exceed their net realizable value. Contract assets are generally classified as current and the full balance is converted each quarter based on the short-term nature of the transactions.
Contract liabilities consist of advance payments and billings in excess of revenue as well as deferred revenue. Advance payments and billings in excess of revenue represent payments received from our customers that will be earned over the contract term. Deferred revenue represents the amount due from customers related to in-transit shipments that has not yet been recognized as revenue based on our selected measure of progress. We classify advance payments and billings in excess of revenue as either current or long-term, depending on the period over which the amount will be earned. We classify deferred revenue as current based on the short-term nature of the transactions. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that deferred revenue balance.
Contract assets and liabilities as of December 31, 2022 and 2021 were as follows (in millions):

	Balance Sheet Location	2022	2021
Contract Assets:
Revenue related to in-transit packages	Other current assets	$308	$304

Contract Liabilities:
Short-term advance payments from customers	Other current liabilities	$11	$27
Long-term advance payments from customers	Other non-current liabilities	$26	$25

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. MARKETABLE SECURITIES AND NON-CURRENT INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of December 31, 2022 and 2021 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2022
Current trading marketable securities:
Corporate debt securities	$—	$—	$—	$—
Equity securities	2	—	—	2
Total trading marketable securities	2	—	—	2

Current available-for-sale marketable securities:
U.S. government and agency debt securities	355	—	(8)	347
Mortgage and asset-backed debt securities	9	—	—	9
Corporate debt securities	1,472	—	(6)	1,466
U.S. state and local municipal debt securities	4	—	—	4
Non-U.S. government debt securities	165	—	—	165
Total available-for-sale marketable securities	2,005	—	(14)	1,991

Total current marketable securities	$2,007	$—	$(14)	$1,993

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2021
Current trading marketable securities:
Corporate debt securities	$—	$—	$—	$—
Equity securities	2	—	—	2
Total trading marketable securities	2	—	—	2

Current available-for-sale marketable securities:
U.S. government and agency debt securities	199	2	(1)	200
Mortgage and asset-backed debt securities	7	—	—	7
Corporate debt securities	121	—	—	121
U.S. state and local municipal debt securities	5	—	—	5
Non-U.S. government debt securities	3	—	—	3
Total available-for-sale marketable securities	335	2	(1)	336

Total current marketable securities	$337	$2	$(1)	$338
Total current marketable securities that were pledged as collateral for our self-insurance requirements had an estimated fair value of $333 and $336 million as of December 31, 2022 and 2021, respectively.
The gross realized gains on sales of available-for-sale marketable securities totaled $0, $7 and $5 million in 2022, 2021 and 2020, respectively. The gross realized losses on sales of available-for-sale marketable securities totaled $3, $2 and $0 million in 2022, 2021 and 2020, respectively.
There were no material impairment losses recognized on marketable securities during 2022, 2021 or 2020.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized Losses
The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2022 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency debt securities	$209	$(4)	$68	$(4)	$277	$(8)
Mortgage and asset-backed debt securities	7	—	—	—	7	—
Corporate debt securities	592	(3)	51	(3)	643	(6)
U.S. state and local municipal debt securities	—	—	4	—	4	—
Total marketable securities	$808	$(7)	$123	$(7)	$931	$(14)
Maturity Information
The amortized cost and estimated fair value of marketable securities as of December 31, 2022 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$1,187	$1,187
Due after one year through three years	791	777
Due after three years through five years	27	27
Due after five years	—	—
	2,005	1,991
Equity securities	2	2
	$2,007	$1,993
Non-current investments
We hold non-current investments that are reported within Other Non-Current Assets on our consolidated balance sheets. Cash paid for these investments is included in Other investing activities in our statements of consolidated cash flows.
•Equity method investments: During the fourth quarter of 2022 we invested $252 million in the parent company of CommerceHub, Inc., a software provider connecting retailers and brands with marketplaces, drop ship solutions and delivery providers. We determined there is no amortizable basis difference between the purchase price for our investment and the underlying books and records of the investee. As of December 31, 2022 and 2021, equity securities accounted for under the equity method had a carrying value of $256 and $28 million, respectively.
•Other equity securities: Certain equity securities that do not have readily determinable fair values are reported in accordance with the measurement alternative in Accounting Standards Codification Topic 321 Investments – Equity Securities. As of December 31, 2022 and 2021, we had equity securities of $31 and $26 million, respectively, accounted for under the measurement alternative.
•Other investments: We hold an investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. The investment had a fair market value of $18 and $23 million as of December 31, 2022 and 2021, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2022
Marketable Securities:
U.S. government and agency debt securities	$279	$68	$—	$347
Mortgage and asset-backed debt securities	—	9	—	9
Corporate debt securities	—	1,466	—	1,466
U.S. state and local municipal debt securities	—	4	—	4
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	165	—	165
Total marketable securities	279	1,714	—	1,993
Other non-current investments(1)	—	18	—	18
Total	$279	$1,732	$—	$2,011
(1) Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2021
Marketable Securities:
U.S. government and agency debt securities	$200	$—	$—	$200
Mortgage and asset-backed debt securities	—	7	—	7
Corporate debt securities	—	121	—	121
U.S. state and local municipal debt securities	—	5	—	5
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	3	—	3
Total marketable securities	200	138	—	338
Other non-current investments(1)	—	23	—	23
Total	$200	$161	$—	$361
(1) Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.
There were no transfers of investments into or out of Level 3 during 2022 or 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including owned assets and assets subject to finance leases, consisted of the following as of December 31, 2022 and 2021 (in millions):

	2022	2021
Vehicles	$10,628	$10,018
Aircraft	22,598	21,973
Land	2,140	2,140
Buildings	6,032	5,802
Building and leasehold improvements	5,067	5,010
Plant equipment	16,145	15,650
Technology equipment	2,411	2,798
Construction-in-progress	2,409	1,418
	67,430	64,809
Less: Accumulated depreciation and amortization	(32,711)	(31,334)
Property, Plant and Equipment, Net	$34,719	$33,475
Property, plant and equipment purchased on account was $176 and $248 million as of December 31, 2022 and 2021, respectively.
There were no material impairment charges during the year ended December 31, 2022. We recognized impairment charges of $71 million during the year ended December 31, 2021, due to the reevaluation of certain facility projects.
During 2022, we reduced the estimated residual value of our MD-11 aircraft to zero, incurring a one-time charge on our fully-depreciated aircraft during the fourth quarter. This resulted in an increase in depreciation expense of $76 million, and a decrease in net income of $58 million, or $0.07 per share on a basic and diluted basis. The change in estimate for the remainder of our MD-11 fleet will be accounted for prospectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS
We sponsor various retirement and pension plans, including defined benefit and defined contribution plans which cover our employees worldwide.
U.S. Pension Benefits
In the U.S. we maintain the following single-employer defined benefit pension plans:
•The UPS Retirement Plan is noncontributory and includes substantially all eligible employees of participating domestic subsidiaries hired prior to July 1, 2016 who are not members of a collective bargaining unit, as well as certain employees covered by a collective bargaining agreement. This plan generally provides for retirement benefits based on average compensation earned by employees prior to retirement. Benefits payable under this plan are subject to maximum compensation limits and the annual benefit limits for a tax-qualified defined benefit plan as prescribed by the Internal Revenue Service (“IRS”).
•The UPS Pension Plan is noncontributory and includes certain eligible employees of participating domestic subsidiaries and members of collective bargaining units that elect to participate in the plan. This plan generally provides for retirement benefits based on service credits earned by employees prior to retirement.
•The UPS/IBT Full-Time Employee Pension Plan is noncontributory and includes employees that were previously members of the Central States Pension Fund ("CSPF"), a multiemployer pension plan, in addition to other eligible employees who are covered under certain collective bargaining agreements. This plan generally provides for retirement benefits based on service credits earned by employees prior to retirement.
•The UPS Excess Coordinating Benefit Plan is a non-qualified plan that provides benefits to certain participants in the UPS Retirement Plan, hired prior to July 1, 2016, for amounts that exceed the benefit limits described above.
The UPS Retirement Plan and the UPS Excess Coordinating Benefit Plan ceased accruals of additional benefits for future service and compensation for non-union participants effective January 1, 2023.
The divestiture of UPS Freight in 2021 triggered an interim remeasurement of the plan assets and benefit obligations of the UPS Pension Plan, UPS Retirement Plan and UPS Retired Employee Health Care Plan as of April 30, 2021. The interim remeasurement resulted in an actuarial gain of $2.1 billion, reflecting updated actuarial assumptions, and was recorded in other comprehensive income within the equity section of the consolidated balance sheet. An actuarial gain of $69 million ($52 million after tax) for a prior service credit related to the divested group and a $66 million loss ($50 million after tax) for certain plan amendments to the UPS Pension Plan were immediately recognized within Other expenses in the statement of consolidated income for the year ended December 31, 2021.
During 2021, we remeasured the UPS/IBT Full-Time Employee Pension Plan following the enactment into law of the American Rescue Plan Act, which is discussed below. The interim remeasurement resulted in a pre-tax mark-to-market gain of $3.3 billion ($2.5 billion after tax) during the year. The gain was included within Investment income (expense) and other in the statement of consolidated income for the year ended December 31, 2021.
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
During 2022, we amended certain Canadian defined benefit pension plans to cease future benefit accruals effective December 31, 2023. We remeasured plan assets and benefit obligations for the plans, which resulted in curtailment gains of $34 million ($24 million after tax). These gains are included in Investment income (expense) and other in the statement of consolidated income.

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
Defined Contribution Plans
We sponsor a defined contribution plan for employees not covered under collective bargaining agreements, and several smaller defined contribution plans for certain employees covered under collective bargaining agreements. We match, in shares of UPS common stock or cash, a portion of the participating employees’ contributions. Matching contributions charged to expense were $153, $153 and $139 million for 2022, 2021 and 2020, respectively.
In addition to current benefits under the UPS 401(k) Savings Plan, non-union employees hired after July 1, 2016, receive a retirement contribution. UPS contributes 3% to 8% of eligible pay to the UPS 401(k) Savings Plan based on years of vesting service and business unit. Contributions under this plan are subject to maximum compensation and contribution limits for a tax-qualified defined contribution plan as prescribed by the IRS. The UPS Restoration Savings Plan is a non-qualified plan that provides benefits to certain participants in the UPS 401(k) Savings Plan for amounts that exceed these benefit limits. Contributions charged to expense were $83, $107 and $84 million for 2022, 2021 and 2020 respectively.
On June 23, 2017, the Company amended the UPS 401(k) Savings Plan so that non-union employees who participated in the UPS Retirement Plan will, in addition to current benefits under the UPS 401(k) Savings Plan, earn a retirement contribution beginning January 1, 2023. UPS will contribute 5% to 8% of eligible compensation to the UPS 401(k) Savings Plan based on years of vesting service. The amendment also provides for transition contributions for certain participants. There was no impact to the statements of consolidated income for 2022, 2021 and 2020 as a result of this change.
Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $119, $112 and $107 million for 2022, 2021 and 2020, respectively.
Net Periodic Benefit Cost
Information about net periodic benefit cost for the company-sponsored pension and postretirement defined benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net Periodic Benefit Cost:
Service cost	$2,024	$1,897	$1,853	$30	$28	$29	$68	$76	$67
Interest cost	1,950	1,948	1,977	83	81	91	45	38	40
Expected return on plan assets	(3,280)	(3,327)	(3,549)	(4)	(5)	(8)	(78)	(68)	(86)
Amortization of prior service cost	93	139	218	—	7	7	1	2	2
Actuarial (gain) loss	(875)	(3,284)	6,211	—	24	246	(152)	(12)	27
Curtailment and settlement (gain) loss	—	—	—	—	—	—	(34)	—	—
Net periodic benefit cost	$(88)	$(2,627)	$6,710	$109	$135	$365	$(150)	$36	$50

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actuarial Assumptions
The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost:

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost discount rate	3.13%	2.90%	3.60%	3.28%	2.88%	3.59%	2.78%	2.38%	3.01%
Interest cost discount rate	3.13%	2.90%	3.60%	3.28%	2.88%	3.59%	2.74%	2.22%	2.67%
Rate of compensation increase	4.29%	4.50%	4.22%	N/A	N/A	N/A	3.17%	2.93%	3.00%
Expected return on plan assets	5.90%	6.50%	7.77%	4.77%	3.65%	7.20%	3.87%	3.68%	5.55%
Cash balance interest credit rate	2.50%	2.50%	2.50%	N/A	N/A	N/A	2.94%	2.74%	2.59%
The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans:

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2022	2021	2022	2021	2022	2021
Discount rate	5.79%	3.13%	6.06%	3.28%	4.63%	2.33%
Rate of compensation increase	3.25%	4.29%	N/A	N/A	3.20%	3.17%
Cash balance interest credit rate	4.21%	2.50%	N/A	N/A	3.69%	2.94%
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
As of December 31, 2022, the impact of each basis point change in the discount rate on the projected benefit obligation of our pension and postretirement medical benefit plans is as follows (in millions):

	Increase (Decrease) in the Projected Benefit Obligation
	Pension Benefits	Postretirement Medical Benefits
One basis point increase in discount rate	$(55)	$(1)
One basis point decrease in discount rate	$59	$2
The Society of Actuaries ("SOA") published mortality tables and improvement scales are used in developing the best estimate of mortality for our U.S. plans. In October 2022, the SOA elected to not release a new mortality improvement scale. Based on our perspective of future longevity, we elected to maintain the MP 2021 mortality scale assumption for purposes of measuring pension and other postretirement benefit obligations.
Assumptions for the expected return on plan assets are used to determine a component of net periodic benefit cost for the year. The assumption for our U.S. plans is developed using a long-term projection of returns for each asset class. Our asset allocation targets are reviewed annually and, if necessary, updated taking into consideration plan changes, funded status and actual performance. The expected return for each asset class is a function of passive, long-term capital market assumptions and excess returns generated from active management. The capital market assumptions used are provided by independent investment advisors, while excess return assumptions are supported by historical performance, fund mandates and investment expectations. As a result of our long-term U.S. capital market assumptions and investment objectives for pension assets, the weighted-average long-term expected rate of return on assets decreased from 6.50% during 2021 to 5.90% in 2022.

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
Actuarial Assumptions - Central States Pension Fund
UPS was a contributing employer to the CSPF until 2007, at which time UPS withdrew from the CSPF. Under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), UPS agreed to provide coordinating benefits in the UPS/IBT Full-Time Employee Pension Plan (“UPS/IBT Plan”) for UPS participants whose last employer was UPS and who had not retired as of January 1, 2008 (“the UPS Transfer Group”) in the event that benefits are reduced by the CSPF consistent with the terms of our withdrawal agreement with the CSPF. Under this agreement, benefits to the UPS Transfer Group cannot be reduced without our consent and can only be reduced in accordance with law.
Subsequent to our withdrawal, the CSPF incurred extensive asset losses and indicated that it was projected to become insolvent. In such event, the CSPF benefits would be reduced to the legally permitted Pension Benefit Guaranty Corporation ("PBGC") limits, triggering the coordinating benefits provision in the collective bargaining agreement.
In March 2021, the American Rescue Plan Act (“ARPA”) was enacted into law. The ARPA contains provisions that allow for qualifying multiemployer pension plans to apply for special financial assistance ("SFA") from the PBGC, which will be funded by the U.S. government. Following SFA approval, a qualifying multiemployer pension plan will receive a lump sum payment to enable it to continue paying unreduced pension benefits through 2051. The multiemployer plan is not obligated to repay the SFA. The ARPA is intended to prevent both the PBGC and certain financially distressed multiemployer pension plans, including the CSPF, from becoming insolvent through 2051. The CSPF submitted an application for SFA that was approved in December 2022. In January 2023, $35.8 billion was paid to the CSPF by the PBGC.
The passage of the ARPA triggered a remeasurement of the UPS/IBT Plan under ASC 715. Accordingly, we remeasured the plan assets and pension benefit obligation as of March 31, 2021, which resulted in an actuarial gain of $6.4 billion, reflecting a reduction of the liability for coordinating benefits of $5.1 billion and a gain from other updated actuarial assumptions of $1.3 billion.
We account for the potential obligation to pay coordinating benefits under ASC 715, which requires us to provide a best estimate of various actuarial assumptions in measuring our pension benefit obligation at the December 31st measurement date. As of December 31, 2022, our best estimate of coordinating benefits that may be required to be paid by the UPS/IBT Plan after SFA funds have been exhausted was immaterial.
The value of our estimate for future coordinating benefits will continue to be influenced by a number of factors, including interpretations of the ARPA, future legislative actions, actuarial assumptions and the ability of the CSPF to sustain its long-term commitments. Actual events may result in a change in our best estimate of the projected benefit obligation. We will continue to assess the impact of these uncertainties in accordance with ASC 715.
Other Actuarial Assumptions
Healthcare cost trends are used to project future postretirement medical benefits payable from our plans. For purposes of measuring our U.S. plan obligations as of December 31, 2022, a 7.50% annual rate of increase in postretirement medical benefit costs was assumed; the rate was assumed to decrease gradually to 4.5% by 2035 and to remain at that level thereafter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status
The following table discloses the funded status of our plans and the amounts recognized in our consolidated balance sheets as of December 31 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2022	2021	2022	2021	2022	2021
Funded Status:
Fair value of plan assets	$42,058	$55,954	$215	$115	$1,643	$2,106
Benefit obligation	(43,504)	(61,378)	(2,016)	(2,592)	(1,416)	(2,106)
Funded status	$(1,446)	$(5,424)	$(1,801)	$(2,477)	$227	$—
Funded Status Recognized in our Balance Sheet:
Other non-current assets	$1,408	$—	$—	$—	$416	$295
Other current liabilities	(24)	(24)	(7)	(118)	(6)	(7)
Pension and postretirement benefit obligations	(2,830)	(5,400)	(1,794)	(2,359)	(183)	(288)
Net asset (liability)	$(1,446)	$(5,424)	$(1,801)	$(2,477)	$227	$—
Amounts Recognized in AOCI(1):
Unrecognized net prior service cost	$(734)	$(682)	$(3)	$(3)	$(8)	$(9)
Unrecognized net actuarial gain (loss)	80	(1,949)	201	(232)	115	107
Gross unrecognized cost	(654)	(2,631)	198	(235)	107	98
Deferred tax assets (liabilities)	168	642	(48)	55	(30)	(27)
Net unrecognized cost	$(486)	$(1,989)	$150	$(180)	$77	$71

(1) Accumulated Other Comprehensive Income
The accumulated benefit obligation for our pension plans as of December 31, 2022 and 2021 was $44.8 and $62.7 billion, respectively. The accumulated benefit obligation for our postretirement medical benefit plans as of December 31, 2022 and 2021 was $2.0 and $2.6 billion, respectively.
Benefit payments under the pension plans include $31 and $29 million paid from employer assets for the years ended December 31, 2022 and 2021, respectively. Benefit payments (net of participant contributions) under the postretirement medical benefit plans include $174 and $63 million paid from employer assets for the years ended December 31, 2022 and 2021, respectively. Such benefit payments from employer assets are also categorized as employer contributions.
As of December 31, 2022 and 2021, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with benefit obligations in excess of plan assets were as follows (in millions):

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2022	2021	2022	2021
U.S. Pension Benefits:
Projected benefit obligation	$24,452	$61,378	$24,452	$61,378
Accumulated benefit obligation	24,414	60,769	24,414	60,769
Fair value of plan assets	21,598	55,954	21,598	55,954
International Pension Benefits:
Projected benefit obligation	$311	$798	$274	$408
Accumulated benefit obligation	278	696	246	357
Fair value of plan assets	121	503	86	132
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

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2022	2021	2022	2021	2022	2021
Benefit Obligations:
Projected benefit obligation at beginning of year	$61,378	$65,922	$2,592	$2,759	$2,106	$2,177
Service cost	2,024	1,897	30	28	68	76
Interest cost	1,950	1,948	83	81	45	38
Gross benefits paid	(2,151)	(1,906)	(268)	(278)	(45)	(46)
Plan participants’ contributions	—	—	31	35	3	3
Plan amendments	145	66	—	—	—	—
Actuarial (gain)/loss	(19,842)	(6,390)	(452)	(26)	(575)	(111)
Foreign currency exchange rate changes	—	—	—	—	(150)	(32)
Curtailments and settlements	—	(159)	—	(7)	(40)	(3)
Other	—	—	—	—	4	4
Projected benefit obligation at end of year	$43,504	$61,378	$2,016	$2,592	$1,416	$2,106

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2022	2021	2022	2021	2022	2021
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$55,954	$52,997	$115	$49	$2,106	$1,835
Actual return on plan assets	(13,657)	4,706	(15)	(8)	(349)	230
Employer contributions	1,912	157	352	317	78	102
Plan participants’ contributions	—	—	31	35	3	3
Gross benefits paid	(2,151)	(1,906)	(268)	(278)	(45)	(46)
Foreign currency exchange rate changes	—	—	—	—	(144)	(15)
Curtailments and settlements	—	—	—	—	(6)	(3)
Other	—	—	—	—	—	—
Fair value of plan assets at end of year	$42,058	$55,954	$215	$115	$1,643	$2,106
2022 - $20.9 billion pre-tax actuarial gain related to benefit obligation:
•Discount Rates ($21.1 billion pre-tax gain): The weighted-average discount rate for our pension and postretirement medical plans increased from 3.11% as of December 31, 2021 to 5.77% as of December 31, 2022, primarily due to an increase in U.S. treasury yields, as well as an increase in credit spreads on AA-rated corporate bonds.
•Demographic and Assumption Changes ($0.2 billion pre-tax loss): This represents the difference between actual and estimated participant data and demographic factors, including healthcare cost trends, compensation changes, rates of termination, retirement, mortality and other changes.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Coordinating benefits attributable to the Central States Pension Fund ($5.1 billion pre-tax gain): This represents the reduction in our best estimate of potential coordinating benefits that may be required to be paid related to the CSPF before taking into account the impact of the change in discount rates.
•Demographic and Assumption Changes ($1.0 billion pre-tax loss): This represents the difference between actual and estimated participant data and demographic factors, including healthcare cost trends, compensation changes, rates of termination, retirement, mortality and other changes.
Pension and Postretirement Plan Assets
Pension assets are invested in accordance with applicable laws and regulations, as well as investment guidelines established by plan trustees. The strategic asset mixes are specifically tailored for each plan given distinct factors, including liability and liquidity needs. Equities, alternative investments, and other higher-yielding assets are utilized to generate returns and promote growth. Derivatives, repurchase/reverse repurchase agreements and fixed income securities are utilized as tools for duration management, mitigating interest rate risk, and minimizing funded status volatility.
The primary long-term investment objectives for pension assets are to provide for a reasonable amount of long-term capital growth to meet future obligations while minimizing risk exposures and reducing funded status volatility. To meet these objectives, investment managers are engaged to actively manage assets within the guidelines and strategies set forth by our investment committee. Active managers are monitored regularly and their performance is compared to applicable benchmarks.
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
Investments that do not have a readily determinable fair value, and which provide a net asset value ("NAV") or its equivalent developed consistent with FASB measurement principles, are valued using NAV as a practical expedient. These investments are not classified in Levels 1, 2, or 3 of the fair value hierarchy but instead included within the subtotals by asset category. Such investments include hedge funds, risk parity funds, real estate investments, private debt and private equity funds. Investments in hedge funds and risk parity funds are valued using the reported NAV as of December 31st. Real estate investments, private debt and private equity funds are valued at NAV per the most recent partnership audited financial reports, and adjusted, as appropriate, for investment activity between the date of the financial reports and December 31st. Due to the inherent limitations in obtaining a readily determinable fair value measurement for alternative investments, the fair values reported may differ from the values that would have been used had readily available market information for the alternative investments existed. These investments are described further below:
•Hedge Funds: Plan assets are invested in hedge funds that pursue multiple strategies to diversify risk and reduce volatility. Most of these hedge funds allow redemptions either quarterly or semi-annually after a two- to three-month notice period, while others allow for redemption after only a brief notification period with no restriction on redemption frequency. No unfunded commitments existed with respect to hedge funds as of December 31, 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Risk Parity Funds: Plan assets are invested in risk parity strategies in order to provide diversification and balance risk/return objectives. These strategies reflect a multi-asset class balanced risk approach generally consisting of equity, interest rates, credit and commodities. These funds allow for monthly redemptions with only a brief notification period. No unfunded commitments existed with respect to risk parity funds as of December 31, 2022.
•Real Estate, Private Debt and Private Equity Funds: Plan assets are invested in limited partnership interests in various private equity, private debt and real estate funds. Limited provision exists for the redemption of these interests by the limited partners that invest in these funds until the end of the term of the partnerships, typically ranging between 10 and 15 years from the date of inception. An active secondary market exists for similar partnership interests, although no particular value (discount or premium) can be guaranteed. As of December 31, 2022, unfunded commitments to such limited partnerships totaling approximately $3.3 billion are expected to be contributed over the remaining investment period, typically ranging between three and six years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. and international pension and postretirement benefit plan assets by asset category, including derivative assets and liabilities, as of December 31, 2022 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations:

	Total Assets(1)	Level 1	Level 2	Level 3	Percentage of Plan Assets	Target Allocation
Asset Category (U.S. Plans):
Cash and cash equivalents	$1,230	$870	$360	$—	2.9%	1-7
Equity Securities:
U.S. Large Cap	6,513	2,511	4,002	—
U.S. Small Cap	698	698	—	—
Emerging Markets	1,542	1,171	371	—
Global Equity	1,168	1,168	—	—
International Equity	3,610	1,663	1,947	—
Total Equity Securities	13,531	7,211	6,320	—	32.0	20-45
Fixed Income Securities:
U.S. Government Securities(2)	7,865	14,628	(6,763)	—
Corporate Bonds	6,145	7	6,138	—
Global Bonds	702	—	702	—
Municipal Bonds	6	—	6	—
Total Fixed Income Securities	14,718	14,635	83	—	34.8	30-70
Other Investments:
Hedge Funds	4,368	—	2,717	—	10.3	3-13
Private Equity	5,012	—	—	—	11.9	3-15
Private Debt	829	—	—	—	2.0	1-15
Real Estate	2,415	267	69	—	5.7	3-15
Structured Products(3)	170	—	170	—	0.4	0-5
Total U.S. Plan Assets	$42,273	$22,983	$9,719	$—	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$147	$70	$77	$—	8.9%	1-10
Equity Securities:
Local Markets Equity	138	—	138	—
U.S. Equity	(3)	—	(3)	—
Emerging Markets	—	—	—	—
International / Global Equity	298	36	262	—
Total Equity Securities	433	36	397	—	26.4	20-50
Fixed Income Securities:
Local Government Bonds	91	59	32	—
Corporate Bonds	494	—	494	—
Global Bonds	119	98	21	—
Total Fixed Income Securities	704	157	547	—	42.8	35-55
Other Investments:
Real Estate	95	—	48	25	5.8	1-10
Other	264	—	190	52	16.1	1-30
Total International Plan Assets	$1,643	$263	$1,259	$77	100.0%
Total Plan Assets	$43,916	$23,246	$10,978	$77
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. and international pension and postretirement benefit plan assets by asset category, including derivative assets and liabilities, as of December 31, 2021 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations:

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the Level 3 instruments measured on a recurring basis for the years ended December 31, 2022 and 2021 (in millions):

	Corporate Bonds	Other	Total
Balance as of January 1, 2021	$3	$62	$65
Actual Return on Assets:
Assets Held at End of Year	—	5	5
Assets Sold During the Year	(16)	—	(16)
Purchases	33	10	43
Sales	(6)	(3)	(9)
Transfers Into (Out of) Level 3	—	—	—
Balance as of December 31, 2021	$14	$74	$88
Actual Return on Assets:
Assets Held at End of Year	—	(2)	(2)
Assets Sold During the Year	(35)	—	(35)
Purchases	482	9	491
Sales	(460)	(4)	(464)
Transfers Into (Out of) Level 3	(1)	—	(1)
Balance as of December 31, 2022	$—	$77	$77
There were no shares of UPS class A or class B common stock directly held in plan assets as of December 31, 2022 or 2021.
Expected Cash Flows
Information about expected cash flows for our pension and postretirement medical benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Expected Employer Contributions:
2023 to plan trust	$1,180	$72	$69
2023 to plan participants	25	46	7
Expected Benefit Payments:
2023	$2,062	$223	$45
2024	2,193	212	50
2025	2,328	203	56
2026	2,464	194	62
2027	2,599	186	69
2028 - 2032	14,834	797	437

Our current funding policy guideline for U.S. plans is to contribute amounts annually that are at least equal to the amounts required by applicable laws and regulations. International plans will be funded in accordance with local regulations. Additional discretionary contributions may be made when deemed appropriate to meet the long-term obligations of the plans. Expected benefit payments for pensions will be paid primarily from plan trusts. Expected benefit payments for postretirement medical benefits will be paid from plan trusts and corporate assets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. MULTIEMPLOYER EMPLOYEE BENEFIT PLANS
We contribute to a number of multiemployer pension plans under the terms of collective bargaining agreements that cover our union-represented employees. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility and participation requirements, vesting periods and benefit formulas. The risks of participating in multiemployer plans are different from single-employer plans in the following respects:
•Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
•If we negotiate to cease participating in a multiemployer pension plan, we may be required to pay that plan an amount based on our allocable share of its underfunded status, referred to as a "withdrawal liability". However, cessation of participation in a multiemployer plan and subsequent payment of any withdrawal liability is subject to the collective bargaining process.
•If any of the multiemployer pension plans in which we participate enter critical status, and our contributions are not sufficient to satisfy any rehabilitation plan funding schedule, we could be required under the Pension Protection Act of 2006 to make additional surcharge contributions to the multiemployer pension plan in the amount of five to ten percent of the existing contributions required by our labor agreement. Such surcharges would cease upon the ratification of a new collective bargaining agreement and could not reoccur unless a plan re-entered critical status at a later date.
The discussion that follows sets forth the impact on our results of operations and cash flows for December 31, 2022, 2021 and 2020, from our participation in multiemployer pension plans. As part of the overall collective bargaining process for wage and benefit levels, we have agreed to contribute certain amounts to these plans during the contract period. The plans set benefit levels and are responsible for benefit delivery to participants. Future contributions to the plans are determined only through collective bargaining, and we have no additional legal or constructive obligation to increase contributions beyond the agreed-upon amounts (except potential surcharges under the Pension Protection Act of 2006 described above).
The number of employees covered by multiemployer pension plans remained relatively flat in 2022, having increased in 2021 due to business growth. Contributions increased in accordance with the terms of our collective bargaining agreements. There have been no other significant changes that affect the comparability of 2022, 2021 and 2020 contributions. We recognize expense for the contractually-required contributions for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.
Status of Collective Bargaining Agreements
We have approximately 330,000 employees in the U.S. employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. These agreements run through July 31, 2023. We have begun negotiating the various supplemental agreements with the Teamsters and expect that negotiations with respect to the national master agreement will commence in April 2023. We are negotiating in good faith in an effort to reach an agreement that is in the best interests of our employees, the Teamsters and UPS; however, no assurances of our ability to do so, or the timing or terms thereof, can be provided. Customers may reduce their business or stop doing business with us if they believe that such actions or threatened actions may adversely affect our ability to provide services. We may permanently lose customers if we are unable to provide uninterrupted service, and this could materially adversely affect us. The terms of future collective bargaining agreements also may affect our competitive position and results of operations. Furthermore, our actions or responses to any such negotiations, labor disputes, strikes or work stoppages could negatively impact how our brand is perceived and our corporate reputation and have adverse effects on our business, including our results of operations.
We have approximately 10,000 employees in Canada employed under a collective bargaining agreement with the Teamsters which runs through July 31, 2025.
We have approximately 3,500 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"). This collective bargaining agreement becomes amendable September 1, 2025.
We have approximately 1,800 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2026. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers ("IAM"). The collective bargaining agreement with the IAM runs through July 31, 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multiemployer Pension Plans
The following table outlines our participation in multiemployer pension plans as of December 31, 2022, 2021 and 2020, and sets forth our calendar year contributions and accruals for each plan.
The EIN/Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number. The most recent Pension Protection Act zone status available in 2022 and 2021 relates to each plan's two most recent fiscal year ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Plans certified in the red zone are generally less than 65% funded; plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency, or are expected to have a deficiency in any of the next six plan years; plans certified in the yellow zone are less than 80% funded; and plans certified in the green zone are at least 80% funded. Certain plans have applied for special financial assistance ("SFA") from the PBGC. These plans' zone status may change if the funds are received and incorporated into the plan administrators' information.
The FIP / RP Status Pending / Implemented column indicates whether a financial improvement plan ("FIP") for yellow/orange zone plans, or a rehabilitation plan ("RP") for red zone plans, is either pending or has been implemented. As of December 31, 2022, all plans that have either a FIP or RP requirement have had the respective plan implemented. Our collectively-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside of the agreed-upon contractual rates are not required.
For the plans detailed in the following table, the expiration date of the associated collective bargaining agreements is July 31, 2023, with the exception of the IAM National Pension Fund / National Pension Plan, which has a July 31, 2024 expiration date. For all plans detailed in the following table, we provided more than 5% of the total plan contributions from all employers for 2022, 2021 and 2020, as disclosed in the annual filing with the Department of Labor for each respective plan.
Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as contributions to each of these individual plans are not material.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented		(in millions) UPS Contributions and Accruals			Surcharge Imposed
Pension Fund		2022	2021			2022	2021	2020
Alaska Teamster-Employer Pension Plan	92-6003463-024	Red	Red	Yes	Implemented	10	9	8	No
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789-001	Green	Green	No	NA	75	65	57	No
Eastern Shore Teamsters Pension Fund	52-0904953-001	Green	Green	No	NA	10	8	7	No
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850-001	Red	Red	Yes	Implemented	21	18	16	No
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424-001	Red	Red	Yes	Implemented	13	12	11	No
I.A.M. National Pension Fund / National Pension Plan	51-6031295-002	Red	Red	Yes	Implemented	48	48	44	No
International Brotherhood of Teamsters Union Local No. 710 Pension Fund	36-2377656-001	Green	Green	No	NA	191	180	161	No
Local 705, International Brotherhood of Teamsters Pension Plan	36-6492502-001	Green	Yellow	No	NA	136	131	120	No
Local 804 I.B.T. & Local 447 I.A.M.—UPS Multiemployer Retirement Plan	51-6117726-001	Green	Green	No	NA	144	135	124	No
Milwaukee Drivers Pension Trust Fund	39-6045229-001	Green	Green	No	NA	62	58	53	No
New England Teamsters & Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes	Implemented	167	145	140	No
New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red	Red	Yes	Implemented	149	147	135	No
Teamster Pension Fund of Philadelphia and Vicinity	23-1511735-001	Green	Yellow	No	NA	100	94	85	No
Teamsters Joint Council No. 83 of Virginia Pension Fund	54-6097996-001	Green	Green	No	NA	98	89	82	No
Teamsters Local 639—Employers Pension Trust	53-0237142-001	Green	Green	No	NA	85	80	74	No
Teamsters Negotiated Pension Plan	43-6196083-001	Green	Green	No	NA	49	45	40	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Plan	52-6043608-001	Green	Green	No	NA	30	29	27	No
United Parcel Service, Inc.—Local 177, I.B.T. Multiemployer Retirement Plan	13-1426500-419	Green	Yellow	No	NA	124	116	107	No
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	No	NA	1,310	1,260	1,138	No
Western Pennsylvania Teamsters and Employers Pension Fund	25-6029946-001	Red	Red	Yes	Implemented	46	40	37	No
All Other Multiemployer Pension Plans						73	78	89
					Total Contributions	$2,941	$2,787	$2,555
Agreement with the New England Teamsters and Trucking Industry Pension Fund
In 2012, we reached an agreement with the New England Teamsters and Trucking Industry Pension Fund ("NETTI Fund"), a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. As of December 31, 2022 and 2021, we had $821 and $830 million, respectively, recognized in Other Non-Current Liabilities and $8 million as of December 31, 2022 and 2021, recorded in Other current liabilities in our consolidated balance sheets, representing the remaining balance of the NETTI Fund withdrawal liability. This liability is payable in equal monthly installments over a remaining term of approximately 40 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of December 31, 2022 and 2021 was $686 and $963 million, respectively. We utilized Level 2 inputs in the fair value hierarchy to determine the fair value of this liability.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multiemployer Health and Welfare Plans
We also contribute to a number of multiemployer health and welfare plans covering both active and retired employees. Healthcare benefits are provided to participants who meet certain eligibility requirements as covered under the applicable collective bargaining unit. The following table sets forth our calendar year plan contributions and accruals. Certain plans have been aggregated in the All Other Multiemployer Health and Welfare Plans line, as the contributions to each of these individual plans are not material.

	(in millions) UPS Contributions and Accruals
Health and Welfare Fund	2022	2021	2020
Bay Area Delivery Drivers	$40	$41	$39
Central Pennsylvania Teamsters Health & Pension Fund	42	39	35
Central States, South East & South West Areas Health and Welfare Fund	3,497	3,374	3,202
Delta Health Systems—East Bay Drayage Drivers	39	39	37
Joint Council #83 Health & Welfare Fund	62	56	50
Local 401 Teamsters Health & Welfare Fund	22	19	15
Local 804 Welfare Trust Fund	129	123	110
Milwaukee Drivers Pension Trust Fund—Milwaukee Drivers Health and Welfare Trust Fund	62	59	53
New York State Teamsters Health & Hospital Fund	89	91	84
Northern California General Teamsters (DELTA)	211	209	188
Northern New England Benefit Trust	87	81	72
Oregon / Teamster Employers Trust	70	66	59
Teamsters 170 Health & Welfare Fund	25	24	22
Teamsters Benefit Trust	58	60	57
Teamsters Local 251 Health & Insurance Plan	26	26	23
Teamsters Local 638 Health Fund	70	66	60
Teamsters Local 639—Employers Health & Pension Trust Funds	38	40	39
Teamsters Local 671 Health Services & Insurance Plan	25	24	23
Teamsters Union 25 Health Services & Insurance Plan	75	74	69
Teamsters Western Region & Local 177 Health Care Plan	1,035	980	859
Truck Drivers and Helpers Local 355 Baltimore Area Health & Welfare Fund	23	23	22
Utah-Idaho Teamsters Security Fund	54	52	45
Washington Teamsters Welfare Trust	88	83	76
All Other Multiemployer Health and Welfare Plans	166	164	160
Total Contributions	$6,033	$5,813	$5,399

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
Balance as of January 1, 2021	$715	$422	$2,230	$3,367
Acquired	132	—	243	375
Currency / Other	—	(19)	(31)	(50)
Balance as of December 31, 2021	$847	$403	$2,442	$3,692
Acquired	—	105	491	596
Currency / Other	—	(16)	(49)	(65)
Balance as of December 31, 2022	$847	$492	$2,884	$4,223
2022 Goodwill Activity
The goodwill acquired during 2022 primarily relates to our acquisitions of Delivery Solutions in May 2022 and Bomi Group in November 2022. Goodwill associated with Delivery Solutions is reported in Supply Chain Solutions. Goodwill associated with Bomi Group is reported in International Package and Supply Chain Solutions. The purchase price allocation for acquired businesses may be modified for up to one year from the date of acquisition if additional facts or circumstances lead to changes in our preliminary purchase accounting estimates. See note 8 for further discussion of business acquisitions.
The remaining change in goodwill for both Supply Chain Solutions and International Package was attributable to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
2021 Goodwill Activity
The goodwill acquired in U.S. Domestic Package and Supply Chain Solutions relates to our October 2021 acquisition of Roadie. See note 8 for further discussion of business acquisitions.
The remaining change in goodwill for both Supply Chain Solutions and International Package was attributable to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
Goodwill Impairment
We complete our annual goodwill impairment evaluation as of July 1st on a reporting unit basis. Our annual impairment testing indicated that the fair value of goodwill associated with our Roadie reporting unit remained greater than its carrying value as of our July 1st testing date, although this excess was less than 10 percent. The goodwill associated with our Roadie reporting unit as of December 31, 2022 was $241 million. We did not identify any triggering events for the periods presented that required an interim impairment test.
We did not record any goodwill impairment charges for the years ended December 31, 2022 and 2021. During 2020, we recorded a goodwill impairment charge of $494 million in connection with designating our UPS Freight business as held for sale. Cumulatively, we have recorded $1.1 billion of goodwill impairment charges in Supply Chain Solutions, while our International and U.S. Domestic Package segments have not recorded any goodwill impairment charges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
The following is a summary of intangible assets as of December 31, 2022 and 2021 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
December 31, 2022
Capitalized software	$5,186	$(3,500)	$1,686	6.9
Licenses	55	(30)	25	3.3
Franchise rights	226	(37)	189	20.0
Customer relationships	872	(453)	419	10.2
Trade name	125	(8)	117	7.2
Trademarks, patents and other	183	(27)	156	8.0
Amortizable intangible assets	$6,647	$(4,055)	$2,592	7.8
Indefinite-lived intangible assets	204	—	204
Total Intangible Assets	$6,851	$(4,055)	$2,796
December 31, 2021
Capitalized software	$4,910	$(3,275)	$1,635
Licenses	58	(27)	31
Franchise rights	119	(37)	82
Customer relationships	733	(408)	325
Trade name	67	(1)	66
Trademarks, patents and other	158	(15)	143
Amortizable intangible assets	$6,045	$(3,763)	$2,282
Indefinite-lived intangible assets	204	—	204
Total Intangible Assets	$6,249	$(3,763)	$2,486
A trade name and licenses with carrying values of $200 and $4 million, respectively, as of December 31, 2022 are deemed to be indefinite-lived intangible assets, and therefore are not amortized. Impairment tests for indefinite-lived intangible assets are performed annually. There were no events or changes in circumstances that would indicate the carrying amount of our indefinite-lived intangible assets may have been impaired as of December 31, 2022.
All of our other recorded intangible assets are deemed to be finite-lived intangibles, and are amortized over their estimated useful lives. Impairment tests for these intangible assets are only performed when a triggering event occurs that may indicate that the carrying value of the intangible may not be recoverable. Impairments of finite-lived intangible assets were $17, $19 and $13 million in 2022, 2021, and 2020, respectively.
Amortization of intangible assets was $525, $475 and $416 million in each of 2022, 2021 and 2020, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2022 for the next five years is as follows (in millions): 2023—$595; 2024—$512; 2025—$432; 2026—$334; 2027—$257. Amortization expense in future periods will be affected by business acquisitions and divestitures, software development, licensing agreements, purchases of development areas or similar franchise rights and other factors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. ACQUISITIONS
In May 2022, we acquired Delivery Solutions, a digital platform that optimizes customer deliveries across multiple networks and provides real-time customer tracking and notifications. In November 2022, we acquired Bomi Group to accelerate our growth in healthcare logistics by expanding our international presence and increasing our cold chain capabilities in major European and Latin American markets. Delivery Solutions and Bomi Group are both reported within Supply Chain Solutions.
During 2022, we also acquired development areas for The UPS Store, which are recorded as intangible assets within Supply Chain Solutions.
The aggregate purchase price of acquisitions in 2022 was approximately $755 million, net of cash acquired. Acquisitions were funded using cash from operations.
The estimated fair value of assets acquired and liabilities assumed are subject to change based on completion of our purchase accounting. Certain areas, including our estimates of tax positions for Bomi Group, are preliminary as of December 31, 2022. The purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

2022
Cash and cash equivalents	$29
Accounts receivable	90
Other current assets	17
Property, Plant, and Equipment	58
Operating Lease Right-Of-Use Assets	111
Goodwill	596
Intangible Assets(1)	385
Accounts Payable and other current liabilities	(159)
Non-Current Operating Leases	(85)
Long-Term Debt and Finance Leases	(190)
Deferred Income Tax Liabilities	(68)
Total purchase price	$784

(1) Includes acquisitions of development areas for The UPS Store
Goodwill recognized of approximately $596 million is attributable to expected synergies from future growth, including synergies to other segments. We have allocated $105 and $491 million of the recognized goodwill to reporting units within International Package and Supply Chain Solutions, respectively. Deductible goodwill for income tax purposes is not expected to be material.
The intangible assets acquired of approximately $385 million primarily consist of $176 million of customer relationships (amortized over a weighted-average of 15 years), $113 million of franchise rights (amortized over 20 years), $72 million of trade names (amortized over a weighted-average of 5 years), $14 million of technology (amortized over a weighted-average of 6 years) and $10 million in other intangibles (amortized over a weighted-average of 5 years). The carrying value of accounts receivable approximates fair value.
Acquisition-related costs in 2022 were approximately $25 million. These were expensed as incurred and are included in Other expenses within the statements of consolidated income.
In October 2021, we acquired Roadie, a technology platform that provides local same-day delivery with operations throughout the United States. The Roadie technology platform is purpose-built to connect merchants and consumers with contract drivers to enable efficient and scalable same-day local delivery services for items that are not compatible with the UPS network. The acquisition was funded using cash from operations. We report Roadie within Supply Chain Solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions). Subsequent measurement period adjustments during 2022 were not material.

2021
Cash and cash equivalents	$12
Accounts receivable	15
Goodwill	375
Intangible assets	231
Deferred tax liability	(47)
Total purchase price	$586
Goodwill recognized of approximately $375 million was attributable to expected synergies from future growth, including synergies to our U.S. Domestic Package segment. We allocated $243 and $132 million of the recognized goodwill to Supply Chain Solutions and U.S. Domestic Package, respectively. None of the goodwill is expected to be deductible for income tax purposes.
The intangible assets acquired of approximately $231 million primarily consisted of $145 million of technology (amortized over 8 years), $67 million of trade name (amortized over 10 years), and $19 million in other intangibles (amortized over an average of 8 years). The carrying value of accounts receivable approximated fair value.
Acquisition-related costs were not material, and were expensed as incurred and included in Other expenses within the statements of consolidated income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations, as of December 31, 2022 and 2021 consists of the following (in millions):

	Principal		Carrying Value
	Amount	Maturity	2022	2021
Fixed-rate senior notes:
2.450% senior notes	$—	2022	$—	$1,010
2.350% senior notes	—	2022	—	600
2.500% senior notes	1,000	2023	999	998
2.800% senior notes	500	2024	499	498
2.200% senior notes	400	2024	399	399
3.900% senior notes	1,000	2025	997	996
2.400% senior notes	500	2026	499	498
3.050% senior notes	1,000	2027	995	994
3.400% senior notes	750	2029	747	746
2.500% senior notes	400	2029	397	397
4.450% senior notes	750	2030	744	744
6.200% senior notes	1,500	2038	1,485	1,484
5.200% senior notes	500	2040	494	494
4.875% senior notes	500	2040	491	491
3.625% senior notes	375	2042	369	368
3.400% senior notes	500	2046	492	492
3.750% senior notes	1,150	2047	1,137	1,137
4.250% senior notes	750	2049	743	743
3.400% senior notes	700	2049	688	688
5.300% senior notes	1,250	2050	1,231	1,231
Floating-rate senior notes:
Floating-rate senior notes	—	2022	—	400
Floating-rate senior notes	500	2023	500	500
Floating-rate senior notes	1,039	2049-2067	1,027	1,027
Debentures:
7.620% debentures	276	2030	280	280
Pound Sterling Notes:
5.500% notes	80	2031	79	89
5.125% notes	548	2050	521	583
Euro Senior Notes:
0.375% senior notes	746	2023	745	791
1.625% senior notes	746	2025	744	791
1.000% senior notes	533	2028	531	564
1.500% senior notes	533	2032	530	564
Canadian senior notes:
2.125% senior notes	554	2024	553	585
Finance lease obligations (see note 11)	390	2023 – 2063	390	408
Facility notes and bonds	320	2029 – 2045	320	320
Other debt	36	2023 – 2026	36	5
Total debt	$19,826		19,662	21,915
Less: current maturities			(2,341)	(2,131)
Long-term debt			$17,321	$19,784

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. As of December 31, 2022 we had no outstanding balances under these commercial paper programs. The amount of commercial paper outstanding under these programs in 2023 is expected to fluctuate.
Debt Repayments
On May 15, 2022, our 2.350% senior notes with a principal balance of $600 million and our floating-rate senior notes with a principal balance of $400 million matured and were repaid in full. On October 1, 2022, our 2.450% senior notes with a principal balance of $1.0 billion matured and were repaid in full. Additionally, we repaid €142 million of debt assumed in the Bomi Group acquisition during the fourth quarter of 2022.
Fixed-Rate Senior Notes
All of our fixed-rate notes pay interest semi-annually, and allow for redemption by UPS at any time by paying the greater of the principal amount or a "make-whole" amount, plus accrued interest. We subsequently entered into interest rate swaps on certain of these notes, which effectively converted the fixed interest rates on the notes to variable interest rates. The average interest rates payable on the notes where fixed interest rates were swapped to variable interest rates, including the impact of the interest rate swaps, for the years ended December 31, 2022 and 2021 were as follows:

	Principal		Average Effective Interest Rate
	Value	Maturity	2022	2021
3.125% senior notes	$1,500	2021	—%	1.07%
2.450% senior notes	1,000	2022	1.75%	0.76%
Both the 3.125% and 2.450% senior notes matured and have been repaid in full.
Floating-Rate Senior Notes
Our floating-rate senior notes bear interest at rates that reference the London Interbank Offer Rate ("LIBOR") for U.S. Dollars. As part of a broader program of reference rate reform, it is expected that U.S. Dollar LIBOR rates will cease to be published after June 2023.
We have floating-rate senior notes in the principal amount of $500 million that bear interest at three-month LIBOR, plus a spread of 45 basis points. Interest is payable semi-annually. These notes are not callable and mature in 2023, prior to the expected discontinuance of U.S. Dollar LIBOR. The average interest rate for 2022 and 2021, including interest on our $400 million floating-rate senior notes that matured on May 1, 2022, was 1.93% and 0.58%, respectively.
The remaining floating-rate senior notes, with principal amounts totaling $1.0 billion, bear interest at either one or three-month LIBOR, less a spread ranging from 30 to 45 basis points. These notes have maturities ranging from 2049 through 2067. Interest is payable monthly for notes maturing through 2053 and quarterly for notes maturing from 2064 through 2067. These notes will be impacted by the expected discontinuance of U.S. Dollar LIBOR rates in June 2023. We are currently working to transition these notes to an alternative reference rate. We anticipate that the Secured Overnight Financing Rate ("SOFR") will be adopted in accordance with recommendations of the Alternative Reference Rates Committee.
The average interest rate on the remaining floating-rate senior notes for 2022 and 2021 was 1.44% and 0.00%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and redeemable at the option of the note holders at various times after one year at a stated percentage of par value. We have classified these floating-rate senior notes as long-term liabilities in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.620% Debentures
The $276 million debentures have a maturity of April 1, 2030. These debentures are redeemable in whole or in part at any time at our option. The redemption price is equal to the greater of the principal amount plus accrued interest, or the present value of remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark treasury yield plus five basis points, plus accrued interest. Interest is payable semi-annually in April and October, and the debentures are not subject to sinking fund requirements.
Pound Sterling Notes
The Pound Sterling notes consist of two separate tranches, as follows:
•Notes with a principal amount of £66 million accrue interest at a fixed rate of 5.50% and are due in February 2031. Interest is payable semi-annually and these notes are not callable.
•Notes with a principal amount of £455 million accrue interest at a fixed rate of 5.125% and are due in February 2050. Interest is payable semi-annually. These notes are callable at our option at a redemption price equal to the greater of the principal amount plus accrued interest, or the present value of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark U.K. government bond yield plus 15 basis points, plus accrued interest.
Euro Senior Notes
The Euro notes consist of three separate issuances, as follows:
•Notes with principal amounts of €700 million and €500 million accrue interest at fixed rates of 0.375% and 1.50%, respectively, and are due in November 2023 and November 2032, respectively. Interest is payable annually. The notes are callable at our option at a redemption price equal to the greater of the principal amount, or the present value of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark comparable government bond yield plus 10 and 20 basis points, respectively, plus accrued interest.
•Notes with a principal amount of €700 million accrue interest at a fixed rate of 1.625% and are due in November 2025. Interest is payable annually. These notes are callable at our option at a redemption price equal to the greater of the principal amount, or the present value of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark German government bond yield plus 20 basis points, plus accrued interest.
•Notes in the principal amount of €500 million accrue interest at a fixed rate of 1.00% and are due in November 2028. Interest is payable annually. These notes are callable at our option at a redemption price equal to the greater of the principal amount, or the present value of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark comparable German government bond yield plus 15 basis points, plus accrued interest.
Canadian Dollar Senior Notes
The Canadian Dollar notes consist of a single series, as follows:
•Notes in the principal amount of C$750 million, which bear interest at a fixed rate of 2.125% and mature in May 2024. Interest is payable semi-annually. The notes are callable at our option, in whole or in part, at the Government of Canada yield plus 21.5 basis points, and on or after the par call date at par value.
Finance Lease Obligations
We have certain property, plant and equipment subject to finance leases. For additional information on finance lease obligations, see note 11.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility Notes and Bonds
We have entered into agreements with certain municipalities or related entities to finance the construction of, or improvements to, facilities that support our operations in the United States. These facilities are located around airport properties in Louisville, Kentucky; Dallas, Texas and Philadelphia, Pennsylvania. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by these entities, as follows:
•Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, Kentucky. The bonds are due in January 2029 and bear interest at a variable rate that is payable monthly. The average interest rates for 2022 and 2021 were 0.16% and 0.05%, respectively.
•Bonds with a principal balance of $42 million issued by the Louisville Regional Airport Authority associated with our airfreight facility in Louisville, Kentucky. The bonds are due in November 2036 and bear interest at a variable rate that is payable monthly. The average interest rates for 2022 and 2021 were 1.08% and 0.07%, respectively.
•Bonds with a principal balance of $29 million issued by the Dallas / Fort Worth International Airport Facility Improvement Corporation associated with our Dallas, Texas airport facilities. The bonds are due in May 2032 and bear interest at a variable rate that is payable quarterly. The variable cash flows on this obligation have been swapped to a fixed rate of 5.11%.
•Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, Pennsylvania airport facilities. These bonds are due September 2045 and bear interest at a variable rate that is payable monthly. The average interest rate for 2022 and 2021 was 1.03% and 0.05%, respectively.
Contractual Commitments
The following table sets forth the aggregate annual principal payments on our long-term debt and our projected aggregate annual purchase commitments (in millions):

Year	Debt Principal	Purchase Commitments (1)
2023	$2,259	$1,990
2024	1,460	1,102
2025	1,748	846
2026	515	304
2027	1,000	—
After 2027	12,454	—
Total	$19,436	$4,242
(1) Purchase commitments include estimates of future amounts yet to be recognized in our financial statements.
Purchase commitments represent contractual agreements for capital expenditures that are legally binding, including contracts for aircraft, construction of new or expanded facilities and vehicles.
Sources of Credit
Letters of Credit
As of December 31, 2022, we had outstanding letters of credit totaling approximately $1.7 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances and, as of December 31, 2022, we had $1.5 billion of surety bonds written.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facilities
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion and expires on December 5, 2023. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of December 31, 2022 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one month interest period plus 1.00%, may be used at our discretion.
The second agreement provides revolving credit facilities of $2.0 billion and expires on December 7, 2026. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of December 31, 2022 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; and (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.
If the credit ratings established by Standard & Poor's and Moody’s differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate. There were no amounts outstanding under our revolving credit facilities as of December 31, 2022.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of December 31, 2022 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2022, 10% of net tangible assets is equivalent to $4.6 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $18.2 billion and $25.1 billion as of December 31, 2022 and 2021, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
Other Matters
In August 2016, Spain’s National Markets and Competition Commission ("CNMC") announced an investigation into 10 companies in the commercial delivery and parcel industry, including UPS, related to alleged nonaggression agreements to allocate customers. In May 2017, we received a Statement of Objections issued by the CNMC. In July 2017, we received a     Proposed Decision from the CNMC. In March 2018, the CNMC adopted a final decision, finding an infringement and imposing an immaterial fine on UPS. We appealed the decision. In December 2022, the appeal was dismissed, although we intend to appeal this judgment before the Spanish Supreme Court. We do not believe that any loss from this matter would have a material impact on our operations or financial condition. We are vigorously defending ourselves and believe that we have a number of meritorious legal defenses. There are also unresolved questions of law and fact that could be important to the ultimate resolution of this matter.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. LEASES
We have finance and operating leases for real estate (primarily package centers, airport facilities and warehouses), aircraft and engines, information technology equipment, vehicles and various other equipment used in operating our business. Certain leases for real estate and aircraft contain options to purchase, extend or terminate the lease.
Aircraft
In addition to the aircraft that we own, we charter aircraft to handle package and cargo volume on certain international trade lanes and domestic routes. Due to the nature of these agreements, primarily being that either party can cancel the agreement with short notice, we have classified these as short-term leases. A majority of our long-term aircraft operating leases are operated by a third party to handle package and cargo volume in geographic regions where, due to government regulations, we are restricted from operating an airline.
Transportation equipment and other equipment
We enter into both long-term and short-term leases for transportation equipment to supplement our capacity or meet contractual demands. Some of these assets are leased on a month-to-month basis and the leases can be terminated without penalty. We also enter into equipment leases to increase capacity during periods of high demand. These leases are treated as short-term as the cumulative right of use is less than 12 months over the term of the contract.
Some of our transportation and technology equipment leases require us to make additional lease payments based on the underlying usage of the assets. Due to the variable nature of these costs, these are expensed as incurred and are not included in the right of use lease asset and associated lease obligation.
The components of lease expense for the years ended December 31, 2022, 2021 and 2020 were as follows (in millions):

	2022	2021	2020
Operating lease costs	$736	$729	$711
Finance lease costs:
Amortization of assets	$112	$97	$79
Interest on lease liabilities	14	14	18
Total finance lease costs	126	111	97
Variable lease costs	270	246	247
Short-term lease costs	1,499	1,510	1,299
Total lease costs	$2,631	$2,596	$2,354
In addition to the lease costs disclosed in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. We recognized impairment charges of $17 million for the year ended December 31, 2020. There were no material impairments recognized for the years ended December 31, 2022 or 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to leases and location within our consolidated balance sheets as of December 31, 2022 and 2021 are as follows (in millions, except lease term and discount rate):

	2022	2021
Operating Leases:
Operating lease right-of-use assets	$3,755	$3,562

Current maturities of operating leases	$621	$580
Non-current operating leases	3,238	3,033
Total operating lease obligations	$3,859	$3,613

Finance Leases:
Property, plant and equipment, net	$959	$1,125

Current maturities of long-term debt, commercial paper and finance leases	$92	$129
Long-term debt and finance leases	298	279
Total finance lease obligations	$390	$408

Weighted average remaining lease term (in years):
Operating leases	10.8	11.7
Finance leases	8.4	8.0

Weighted average discount rate:
Operating leases	2.32%	1.94%
Finance leases	3.17%	2.79%
Supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021 is as follows (in millions):

	2022	2021
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$705	$731
Operating cash flows from finance leases	14	4
Financing cash flows from finance leases	149	208

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$879	$1,247
Finance leases	$122	$280

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future payments for lease obligations as of December 31, 2022 are as follows (in millions):

	Finance Leases	Operating Leases
2023	$105	$703
2024	56	631
2025	42	565
2026	35	497
2027	34	429
Thereafter	193	1,608
Total lease payments	465	4,433
Less: Imputed interest	(75)	(574)
Total lease obligations	390	3,859
Less: Current obligations	(92)	(621)
Long-term lease obligations	$298	$3,238
As of December 31, 2022, we have additional leases which have not commenced of $1.2 billion. These leases will commence between 2023 and 2024 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Minority Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "UPS". Class A and B shares both have a $0.01 par value, and as of December 31, 2022, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of December 31, 2022, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interests accounts for the years ended December 31, 2022, 2021 and 2020 (in millions, except per share amounts):

	2022		2021		2020
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of year	138	$2	147	$2	156	$2
Stock award plans	5	—	6	—	6	—
Common stock issuances	3	—	2	—	4	—
Conversions of class A to class B common stock	(12)	—	(17)	—	(19)	—
Class A shares issued at end of year	134	$2	138	$2	147	$2
Class B Common Stock:
Balance at beginning of year	732	$7	718	$7	701	$7
Common stock purchases	(19)	—	(3)	—	(2)	—
Conversions of class A to class B common stock	12	—	17	—	19	—
Class B shares issued at end of year	725	$7	732	$7	718	$7
Additional Paid-In Capital:
Balance at beginning of year		$1,343		$865		$150
Stock award plans		624		574		498
Common stock purchases		(2,462)		(500)		(217)
Common stock issuances		495		404		434
Balance at end of year		$—		$1,343		$865
Retained Earnings:
Balance at beginning of year		$16,179		$6,896		$9,105
Net income attributable to controlling interests		11,548		12,890		1,343
Dividends ($6.08, $4.08, and $4.04 per share) (1)		(5,363)		(3,604)		(3,552)
Common stock purchases		(1,038)		—		—
Other		—		(3)		—
Balance at end of year		$21,326		$16,179		$6,896
Non-Controlling Interests:
Balance at beginning of year		$16		$12		$16
Change in non-controlling interests		1		4		(4)
Balance at end of year		$17		$16		$12
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $249, $167 and $178 million for 2022, 2021 and 2020, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2016, the Board of Directors approved a share repurchase authorization of $8.0 billion of class A and class B common stock. For the year ended December 31, 2020, we repurchased a total of 2.1 million shares of class A and class B common stock for $217 million under this program ($224 million is reported on the statements of consolidated cash flows due to the timing of settlements). We did not repurchase any shares under this program during 2021.
In August 2021, the Board of Directors terminated this authorization and approved a new share repurchase authorization (the "2021 Authorization") of $5.0 billion for class A and class B common stock. We repurchased 19.0 and 2.6 million shares of class B common stock for $3.5 billion and $500 million under this authorization during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had $1.0 billion of this share repurchase authorization available.
In January 2023, the Board of Directors terminated the 2021 Authorization and approved a new share repurchase authorization of $5.0 billion for class A and class B common stock.
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
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in accumulated other comprehensive income for the years ended December 31, 2022, 2021 and 2020 is as follows (in millions):

	2022	2021	2020
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of year	$(1,162)	$(981)	$(1,078)
Translation adjustment (net of tax effect of $(17), $42 and $(36))	(315)	(181)	97
Reclassification to earnings (net of tax effect of $2, $0 and $0)	31	—	—
Balance at end of year	$(1,446)	$(1,162)	$(981)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of year	$(1)	$6	$4
Current period changes in fair value (net of tax effect of $(3), $0 and $1)	(12)	(2)	6
Reclassification to earnings (net of tax effect of $1, $0 and $(1))	2	(5)	(4)
Balance at end of year	$(11)	$(1)	$6
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of year	$(17)	$(223)	$112
Current period changes in fair value (net of tax effect of $128, $82 and $(61))	407	261	(192)
Reclassification to earnings (net of tax effect of $(70), $(17) and $(45))	(223)	(55)	(143)
Balance at end of year	$167	$(17)	$(223)
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of year	$(2,098)	$(5,915)	$(5,035)
Net actuarial gain (loss) and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $810, $1,956 and $(1,885))	2,576	6,195	(5,984)
Reclassification to earnings (net of tax effect of $(230), $(749) and $1,607)	(737)	(2,378)	5,104
Balance at end of year	$(259)	$(2,098)	$(5,915)
Accumulated other comprehensive income (loss) at end of year	$(1,549)	$(3,278)	$(7,113)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from AOCI to the statements of consolidated income for the years ended December 31, 2022, 2021 and 2020 is as follows (in millions):

	Amount Reclassified from AOCI			Affected Line Item in the Income Statement
	2022	2021	2020
Unrealized Gain (Loss) on Foreign Currency Translation:
Realized gain (loss) on business wind-down	(33)	—	—	Other expenses
Income tax (expense) benefit	2	—	—	Income tax expense
Impact on net income	(31)	—	—	Net income
Unrealized Gain (Loss) on Marketable Securities:
Realized gain (loss) on sale of securities	(3)	5	5	Investment income (expense) and other
Income tax (expense) benefit	1	—	(1)	Income tax expense
Impact on net income	(2)	5	4	Net income
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	(10)	(11)	(8)	Interest expense
Foreign currency exchange contracts	304	83	196	Revenue
Foreign currency exchange contracts	(1)	—	—	Investment income (expense) and other
Income tax (expense) benefit	(70)	(17)	(45)	Income tax expense
Impact on net income	223	55	143	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(94)	(148)	(227)	Investment income (expense) and other
Prior service credit for divested business	—	69	—	Other expenses
Plan amendments for divested business	—	(66)	—	Other expenses
Remeasurement of benefit obligation	1,027	3,272	(6,484)	Investment income (expense) and other
Curtailment of benefit obligation	34	—	—	Investment income (expense) and other
Income tax (expense) benefit	(230)	(749)	1,607	Income tax expense
Impact on net income	737	2,378	(5,104)	Net income
Total amount reclassified for the year	$927	$2,438	$(4,957)	Net income
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the deferred compensation program for the years ended December 31, 2022, 2021 and 2020 was as follows (in millions):

	2022		2021		2020
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of year		$16		$20		$26
Reinvested dividends		2		1		1
Benefit payments		(5)		(5)		(7)
Balance at end of year		$13		$16		$20
Treasury Stock:
Balance at beginning of year	—	$(16)	—	$(20)	—	$(26)
Reinvested dividends	—	(2)	—	(1)	—	(1)
Benefit payments	—	5	—	5	—	7
Balance at end of year	—	$(13)	—	$(16)	—	$(20)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. STOCK-BASED COMPENSATION
Our various incentive compensation plans permit the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock units ("RSUs"), and restricted performance shares and performance units ("RPUs", collectively with RSUs, "Restricted Units"). On May 13, 2021, our shareholders approved our 2021 Omnibus Incentive Compensation Plan under which we are authorized to issue awards underlying 25 million shares. Each award issued in the form of Restricted Units, stock options and other permitted awards reduces the share reserve by one share. We had 14 million shares available to be issued under the UPS Incentive Compensation Plan as of December 31, 2022.
Our primary equity compensation programs are the UPS Management Incentive Award program (the "MIP"), the UPS Long-Term Incentive Performance Award program (the "LTIP") and the UPS Stock Option program. Our matching contributions to our primary employee defined contribution savings plan were also made in shares of UPS class A common stock through 2022. Beginning in 2023, these matching contributions will be made in cash. The total expense recognized in our statements of consolidated income under all stock compensation programs during 2022, 2021 and 2020 was $1,568, $878 and $796 million, respectively. The associated income tax benefit recognized in our statements of consolidated income during 2022, 2021 and 2020 was $451, $301 and $210 million, respectively. The cash income tax benefit received from the exercise of stock options and conversion of Restricted Units to class A shares during 2022, 2021 and 2020 was $352, $278 and $272 million, respectively.
Management Incentive Award Program ("MIP")
Non-executive management eligibility for MIP awards is determined annually by the executive officers of UPS. Awards granted to executive officers are determined annually by the Compensation and Human Capital Committee of the UPS Board of Directors (the "Compensation Committee"). For awards earned through 2022, our MIP provided, with certain exceptions, that one-half to two-thirds of the annual award would be made in RPUs, depending upon the level of management. The remaining one-third to one-half of the award was electable in the form of cash or unrestricted shares of class A common stock, and was fully vested at the time of grant. Upon conversion, RPUs resulted in the issuance of an equivalent number of UPS class A shares after required tax withholdings. On November 2, 2022, the Compensation Committee amended and restated the terms and conditions of the MIP effective January 1, 2023, such that awards earned will be fully electable in the form of cash or unrestricted shares of class A common stock.
Beginning with the MIP granted in 2019, RPUs vest one year following the grant date based on continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs). The grant value is expensed on a straight-line basis (less estimated forfeitures) over the requisite service period (except in the case of death, disability or retirement, in which case immediate expensing occurs). RPUs granted under the MIP prior to 2019 vest over a five-year period with approximately 20% of the award vesting and converting to class A shares at the anniversary of each grant date. As of December 31, 2020, outstanding RPUs granted to non-executive management prior to 2019 became fully vested. The elimination of the future service requirement for these awards resulted in the recognition of an additional $133 million of stock compensation expense in 2020. Conversion to class A shares continues to occur over the remaining five-year period with the final conversion occurring in the first quarter of 2023.
On November 2, 2022, the Compensation Committee amended and restated the terms and conditions governing the 2022 MIP to fully vest RPUs to be issued in connection therewith as of December 31, 2022. The elimination of a future service requirement for this award resulted in the recognition of an additional $505 million of stock compensation expense in 2022, of which approximately $431 million was recorded in U.S. Domestic Package. Conversion to class A shares will occur one year from the grant date. As of December 31, 2022, this award was classified as a compensation obligation and recorded in Accrued wages and withholdings on the consolidated balance sheet.
All RPUs granted are subject to early cancellation or vesting under certain conditions. Dividends earned on RPUs are reinvested in additional RPUs at each dividend payable date until they have fully vested.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, we had the following outstanding, non-vested Restricted Units granted under the MIP:

	Restricted Units (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2022	3,467	$163.32
Vested	(3,613)	166.65
Granted	3,254	223.72
Reinvested Dividends	140	N/A
Forfeited / Expired	(142)	199.66
Non-vested as of December 31, 2022	3,106	$221.97
The fair value of each Restricted Unit is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of Restricted Units granted during 2022, 2021 and 2020 was $223.72, $165.27 and $102.54, respectively. The total fair value of RPUs vested was $923, $716 and $827 million in 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $93 million of total unrecognized compensation cost related to non-vested RPUs. That cost is expected to be recognized over a weighted-average period of three months.
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
For LTIP awards with a performance period ending in 2022 or later, the performance targets are equally weighted between adjusted earnings per share and adjusted cumulative free cash flow. The final number of RPUs earned will then be subject to adjustment based on RTSR relative to the Standard & Poor's 500 Index. We determine the grant date fair value of the RPUs using a Monte Carlo model and recognize compensation expense (less estimated forfeitures) ratably over the vesting period, based on the number of awards expected to be earned.
For the 2020 LTIP award, the performance period was divided into two measurement periods. The first measurement period evaluated the achievement of the performance targets for 2020. The second measurement period evaluated the achievement of the performance targets for 2021 and 2022.
The weighted-average assumptions used in our Monte Carlo models for each award year were as follows:

	2022	2021	2020
Risk-free interest rate	2.35%	0.19%	0.15%
Expected volatility	31.92%	30.70%	27.53%
Weighted-average fair value of units granted	$227.00	$168.05	$92.77
Share payout	107.37%	102.39%	101.00%
There is no expected dividend yield as units earn dividend equivalents.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, we had the following outstanding, non-vested RPUs granted under our LTIP program:

	RPUs (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2022	1,636	$159.34
Vested	(973)	153.13
Granted	613	227.00
Reinvested Dividends	68	N/A
Forfeited / Expired	(101)	174.70
Non-vested as of December 31, 2022	1,243	$197.17
The fair value of each RPU is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of RPUs granted during 2022, 2021 and 2020 was $227.00, $168.10 and $92.76, respectively. The total fair value of RPUs vested was $239, $160 and $112 million in 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $139 million of total unrecognized compensation cost related to non-vested RPUs. That cost is expected to be recognized over a weighted-average period of one year and nine months.
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
The following is an analysis of options to purchase shares of class A common stock issued and outstanding:

	Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	1,599	$112.18
Exercised	(192)	98.45
Granted	109	214.58
Forfeited / Expired	(50)	N/A
Outstanding as of December 31, 2022	1,466	$120.51	5.96	$82
Options Vested and Expected to Vest	1,466	$120.51	5.96	$82
Exercisable as of December 31, 2022	1,047	$108.81	5.19	$68
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used by year, and the calculated weighted-average fair values of options, are as follows:

	2022	2021	2020
Expected dividend yield	2.35%	3.31%	3.51%
Risk-free interest rate	2.39%	0.84%	1.26%
Expected life in years	7.5	7.5	7.5
Expected volatility	25.04%	23.15%	19.25%
Weighted-average fair value of options granted	$48.45	$23.71	$11.74

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected dividend yield is based on the recent historical dividend yields for our stock, taking into account changes in dividend policy. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time options are expected to remain outstanding. In determining this, we have relied upon a combination of the observed exercise behavior of our prior grants with similar characteristics and the contractual term of the grants. Expected volatilities are based on the historical returns on our stock and the implied volatility of our publicly-traded options.
We received cash of $14, $16 and $28 million during 2022, 2021 and 2020, respectively, from option holders resulting from the exercise of stock options. The total intrinsic value of options exercised during 2022, 2021 and 2020 was $20, $16 and $17 million, respectively. As of December 31, 2022, there was $4 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted-average period of three years and five months.
Discounted Employee Stock Purchase Plan
We maintain an employee stock purchase plan for all eligible employees. Under this plan, shares of UPS class A common stock may be purchased at quarterly intervals at 95% of the NYSE closing price of UPS class B common stock on the last day of each quarterly period. Employees purchased 0.6, 0.6 and 0.9 million shares at average prices of $180.80, $172.07 and $110.92 per share, during 2022, 2021 and 2020, respectively. This plan is not considered to be compensatory, and therefore no compensation cost is measured for the employees’ purchase rights.

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
International Package
International Package operations include delivery to more than 220 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or destination outside the United States. Our International Package reporting segment includes our operations in Europe, Asia, the Indian sub-continent, the Middle East, Africa, Canada and Latin America.
Supply Chain Solutions
Supply Chain Solutions includes our Forwarding, Logistics, Coyote, Marken, UPS Mail Innovations and other businesses. Our Forwarding, Logistics and UPS Mail Innovations businesses provide services in more than 200 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, distribution and post-sales services, mail and consulting services. Coyote offers truckload brokerage services, primarily in the United States. Marken and Bomi Group provide supply chain solutions to the healthcare and life sciences industry. Other businesses within this segment include The UPS Store, UPS Capital, Roadie, and Delivery Solutions.
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income (expense) and other, interest expense and income tax expense. Certain expenses are allocated between the segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. In 2021, we updated our cost allocation methodology for aircraft engine maintenance expense to better align with aircraft utilization by segment, resulting in an immaterial reallocation of expense from our U.S. Domestic Package segment to our International Package segment.
As we operate an integrated, global multimodal network, we evaluate many of our capital expenditure decisions at a network level. Accordingly, expenditures on property, plant and equipment by segment are not presented. Unallocated assets are comprised primarily of cash and marketable securities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the years ended December 31, 2022, 2021 and 2020 is as follows (in millions):

	2022	2021	2020
Revenue:
U.S. Domestic Package	$64,209	$60,317	$53,499
International Package	19,698	19,541	15,945
Supply Chain Solutions	16,431	17,429	15,184
Consolidated revenue	$100,338	$97,287	$84,628
Operating Profit:
U.S. Domestic Package	$6,997	$6,436	$3,891
International Package	4,326	4,646	3,436
Supply Chain Solutions	1,771	1,728	357
Consolidated operating profit	$13,094	$12,810	$7,684
Assets:
U.S. Domestic Package	$38,303	$35,746	$35,067
International Package	17,670	17,225	15,717
Supply Chain Solutions	10,407	9,556	9,041
Unallocated	4,744	6,878	2,583
Consolidated assets	$71,124	$69,405	$62,408
Depreciation and Amortization Expense:
U.S. Domestic Package	$2,173	$2,058	$1,805
International Package	761	685	597
Supply Chain Solutions	254	210	296
Consolidated depreciation and amortization expense	$3,188	$2,953	$2,698
Revenue by product type for the years ended December 31, 2022, 2021 and 2020 is as follows (in millions):

	2022	2021	2020
U.S. Domestic Package:
Next Day Air	$10,699	$10,009	$8,522
Deferred	5,968	5,846	5,665
Ground	47,542	44,462	39,312
Total U.S. Domestic Package	64,209	60,317	53,499
International Package:
Domestic	3,346	3,690	3,160
Export	15,341	15,012	12,159
Cargo	1,011	839	626
Total International Package	19,698	19,541	15,945
Supply Chain Solutions:
Forwarding	8,943	9,872	6,975
Logistics	5,351	4,767	4,073
Freight	—	1,064	3,149
Other	2,137	1,726	987
Total Supply Chain Solutions	16,431	17,429	15,184
Consolidated revenue	$100,338	$97,287	$84,628

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic information for the years ended December 31, 2022, 2021 and 2020 is as follows (in millions):

	2022	2021	2020
United States:
Revenue	$78,110	$74,376	$66,580
Long-lived assets	$32,002	$29,609	$28,354
International:
Revenue	$22,228	$22,911	$18,048
Long-lived assets	$12,991	$11,098	$10,213
Consolidated:
Revenue	$100,338	$97,287	$84,628
Long-lived assets	$44,993	$40,707	$38,567
Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill and intangible assets.
No countries outside of the United States provided 10% or more of consolidated revenue for the years ended December 31, 2022, 2021 or 2020. For the years ended December 31, 2022, 2021 and 2020, Amazon.com, Inc. and its affiliates ("Amazon") represented 11.3%, 11.7% and 13.3% of our consolidated revenues, respectively. Substantially all of this revenue was attributed to U.S. Domestic Package. Amazon accounted for approximately 15.5%, 15.5% and 18.1% of accounts receivable, net, included within the consolidated balance sheets as of December 31, 2022, 2021 and 2020, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES
The income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 consists of the following (in millions):

	2022	2021	2020
Current:
U.S. Federal	$2,006	$1,388	$839
U.S. State and Local	273	194	100
Non-U.S.	467	478	420
Total Current	2,746	2,060	1,359
Deferred:
U.S. Federal	296	1,311	(725)
U.S. State and Local	136	273	(159)
Non-U.S.	99	61	26
Total Deferred	531	1,645	(858)
Total Income Tax Expense	$3,277	$3,705	$501
Income before income taxes includes the following components (in millions):

	2022	2021	2020
United States	$12,276	$14,220	$(39)
Non-U.S.	2,549	2,375	1,883
Total Income Before Income Taxes:	$14,825	$16,595	$1,844
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2022, 2021 and 2020 consists of the following:

	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes (net of federal benefit) (1)	2.0	2.2	(2.6)
Non-U.S. tax rate differential	0.1	—	1.6
U.S. federal tax credits	(0.5)	(0.4)	(3.6)
Goodwill and other asset impairments	—	—	5.1
Net uncertain tax positions	0.4	0.6	3.6
Other	(0.9)	(1.1)	2.1
Effective income tax rate	22.1%	22.3%	27.2%
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
Our effective tax rate was 22.1% in 2022, compared with 22.3% in 2021 and 27.2% in 2020, primarily due to the effects of the aforementioned recurring factors and the following discrete tax items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022 Discrete Items
We recognized an income tax expense of $255 million related to pre-tax defined benefit pension and postretirement medical plan gains of $1.1 billion. This income tax expense was generated at a higher average tax rate than the 2022 U.S. federal statutory tax rate because it included the effect of U.S. state and local and foreign taxes.
We recorded pre-tax transformation strategy costs of $178 million during the year ended December 31, 2022. As a result, we recorded an additional income tax benefit of $36 million. This income tax benefit was generated at a lower average tax rate than the 2022 U.S. federal statutory tax rate due to the effect of foreign taxes.
We recorded pre-tax expenses of $505 million in connection with incentive compensation program design changes during the year ended December 31, 2022. As a result, we recorded an additional income tax benefit of $121 million. This income tax benefit was generated at a higher average tax rate than the 2022 U.S. federal statutory tax rate due to the effect of U.S. state and local and foreign taxes.
We recorded pre-tax expenses of $76 million as a result of a reduction in estimated residual value for certain aircraft during the year ended December 31, 2022. As a result, we recorded an additional income tax benefit of $18 million. This income tax benefit was generated at a higher average tax rate than the 2022 U.S. federal statutory tax rate due to the effect of U.S. state and local taxes.
The recognition of excess tax benefits and deficiencies related to share-based compensation in income tax expense resulted in a net tax benefit of $95 million and reduced our effective tax rate by 0.6% during the year ended December 31, 2022.
2021 Discrete Items
We recognized an income tax expense of $784 million related to pre-tax defined benefit pension and postretirement medical plan gains of $3.3 billion. This income tax expense was generated at a higher average tax rate than the 2021 U.S. federal statutory tax rate because it included the effect of U.S. state and local and foreign taxes.
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
2020 Discrete Items
In the fourth quarter of 2020, we recognized an income tax benefit of $1.6 billion related to pre-tax defined benefit pension and postretirement medical plan losses of $6.5 billion. This income tax benefit was generated at a higher average tax rate than the 2020 U.S. federal statutory tax rate because it included the effect of U.S. state and local and foreign taxes.
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
Other Items
Beginning in 2012, we were granted a tax incentive for certain of our non-U.S. operations, which was effective through December 31, 2021. During 2022, the tax incentive was renegotiated and extended through December 31, 2026. The tax incentive is conditional upon our meeting specific employment and investment thresholds. The impact of this tax incentive decreased non-U.S. tax expense by $47, $61 and $35 million (increased diluted earnings per share by $0.05, $0.07 and $0.04) for 2022, 2021 and 2020, respectively.
Deferred income tax assets and liabilities are comprised of the following as of December 31, 2022 and 2021 (in millions):

	2022	2021
Fixed assets and capitalized software	$(5,819)	$(5,808)
Operating lease right-of-use assets	(893)	(839)
Other	(708)	(593)
Deferred tax liabilities	(7,420)	(7,240)

Pension and postretirement benefits	637	1,620
Loss and credit carryforwards	242	342
Insurance reserves	603	587
Stock compensation	315	219
Accrued employee compensation	304	453
Operating lease liabilities	948	874
Other	331	318
Deferred tax assets	3,380	4,413
Deferred tax assets valuation allowance	(123)	(122)
Deferred tax asset (net of valuation allowance)	3,257	4,291

Net deferred tax asset (liability)	$(4,163)	$(2,949)

Amounts recognized in the consolidated balance sheets:
Deferred tax assets	$139	$176
Deferred tax liabilities	(4,302)	(3,125)
Net deferred tax asset (liability)	$(4,163)	$(2,949)
The valuation allowance changed by $1, $34 and $34 million during the years ended December 31, 2022, 2021 and 2020, respectively.
We have a U.S. federal capital loss carryforward of $213 million as of December 31, 2022, $6 million of which expires on December 31, 2025, $156 million of which expires on December 31, 2026 and the remainder of which expires on December 31, 2027.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, we have U.S. state and local operating loss and credit carryforwards as follows (in millions):

	2022	2021
U.S. state and local operating loss carryforwards	$653	$924
U.S. state and local credit carryforwards	$46	$90

The U.S. state and local operating loss carryforwards and credits can be carried forward for periods ranging from one year to indefinitely. We also have non-U.S. loss carryforwards of $487 million as of December 31, 2022, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain U.S. federal, state and non-U.S. carryforwards due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions and other limitations.
Undistributed earnings and profits ("E&P") of our foreign subsidiaries amounted to $5.6 billion as of December 31, 2022. Currently, $578 million of the undistributed E&P of our foreign subsidiaries is considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. state and local taxes and withholding taxes payable in various jurisdictions. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation.
In December 2017, the United States enacted into law the Tax Cuts and Jobs Act (the "Tax Act"), requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. We elected to pay the tax over eight years based on an installment schedule outlined in the Tax Act. The remaining liability of $123 million is reflected in current and non-current liabilities on the consolidated balance sheets based on the timing of payment. This balance will be paid between 2023 and 2025.
The following table summarizes the activity related to our uncertain tax positions (in millions):

	Tax	Interest	Penalties
Balance as of January 1, 2020	$172	$52	$4
Additions for tax positions of the current year	61	—	—
Additions for tax positions of prior years	154	34	2
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(54)	(24)	(2)
Settlements during the period	—	(1)	—
Lapses of applicable statute of limitations	—	—	—
Balance as of December 31, 2020	333	61	4
Additions for tax positions of the current year	85	—	—
Additions for tax positions of prior years	107	23	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(42)	(4)	(2)
Settlements during the period	(3)	(2)	—
Lapses of applicable statute of limitations	—	—	—
Balance as of December 31, 2021	480	78	2
Additions for tax positions of the current year	56	—	—
Additions for tax positions of prior years	25	30	2
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(9)	(1)	—
Settlements during the period	(10)	(1)	—
Lapses of applicable statute of limitations	(9)	(2)	—
Balance as of December 31, 2022	$533	$104	$4

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total amount of gross uncertain tax positions as of December 31, 2022, 2021, and 2020 that, if recognized, would affect the effective tax rate was $533, $479, and $332 million, respectively. Our continuing policy is to recognize interest and penalties associated with income tax matters as a component of income tax expense.
We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. We have substantially resolved all U.S. federal income tax matters for tax years prior to 2016.
A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. Items that may cause changes to unrecognized tax benefits include the allowance or disallowance of deductions, the timing of deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations, or other unforeseen circumstances. Over the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits may decrease by up to $175 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	2022	2021	2020
Numerator:
Net income attributable to common shareowners	$11,548	$12,890	$1,343
Denominator:
Weighted-average shares	868	869	862
Deferred compensation obligations	—	—	—
Vested portion of restricted shares	3	5	5
Denominator for basic earnings per share	871	874	867
Effect of Dilutive Securities:
Restricted performance units	3	3	4
Stock options	1	1	—
Denominator for diluted earnings per share	875	878	871
Basic Earnings Per Share	$13.26	$14.75	$1.55
Diluted Earnings Per Share	$13.20	$14.68	$1.54
Diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 exclude the effect of 0.1, 0.1 and 0.6 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
Risk Management Policies
Changes in fuel prices, interest rates and foreign currency exchange rates impact our results of operations and we actively monitor these exposures. Where deemed appropriate, to manage the impact of these exposures on earnings and/or cash flows, we may enter into a variety of derivative financial instruments. We do not hold or issue derivative financial instruments for trading or speculative purposes.
Credit Risk Management
The forward contracts, swaps and options discussed below contain an element of risk that the counterparties may be unable to meet the terms of the agreements; however, we seek to minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines. We may further manage credit risk through the use of zero threshold bilateral collateral provisions and/or early termination rights utilizing master netting arrangements, whereby cash is exchanged based on the net fair value of derivatives associated with each counterparty.
As of December 31, 2022 and 2021, we held cash collateral of $534 and $260 million, respectively, under these agreements. This collateral is included in Cash and cash equivalents in the consolidated balance sheets and is unrestricted. As of December 31, 2022 and 2021, no collateral was required to be posted with our counterparties.
Types of Hedges
Commodity Risk Management
Currently, the fuel surcharges that we apply in our domestic and international package businesses are the primary means of reducing the risk of adverse fuel price changes on our business. In order to mitigate the impact of fuel surcharges imposed on us by outside carriers, we regularly adjust the rates we charge for our freight brokerage services.
Foreign Currency Risk Management
To protect against the reduction in value of forecasted foreign currency cash flows from our international package business, we maintain a foreign currency cash flow hedging program. Our most significant foreign currency exposures relate to the Euro, British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar. We generally designate and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue.
We also hedge portions of our anticipated cash settlements of principal and interest on certain foreign currency denominated debt. We generally designate and account for these contracts as cash flow hedges of forecasted foreign currency denominated transactions.
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
We may periodically hedge the forecasted fixed-coupon interest payments associated with anticipated debt offerings by using forward starting interest rate swaps, interest rate locks or similar derivatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
The notional amounts of our outstanding derivative positions as of December 31, 2022 and 2021 were as follows (in millions):

		2022	2021
Currency hedges:
Euro	EUR	4,115	4,257
British Pound Sterling	GBP	856	1,402
Canadian Dollar	CAD	1,598	1,633
Hong Kong Dollar	HKD	4,261	4,033

Interest rate hedges:
Fixed to Floating Interest Rate Swaps	USD	—	1,000
Floating to Fixed Interest Rate Swaps	USD	28	28
As of December 31, 2022 and 2021, we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in the consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in the consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in the consolidated balance sheets had we elected to apply the right of offset as of December 31, 2022 and 2021 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		2022	2021	2022	2021
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$174	$100	$171	$82
Interest rate contracts	Other current assets	Level 2	—	11	—	11
Foreign currency exchange contracts	Other non-current assets	Level 2	250	123	226	90
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	1	2	1	2
Total Asset Derivatives			$425	$236	$398	$185

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		2022	2021	2022	2021
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$3	$19	$—	$1
Foreign currency exchange contracts	Other non-current liabilities	Level 2	24	33	—	—
Interest rate contracts	Other non-current liabilities	Level 2	5	10	5	10
Total Liability Derivatives			$32	$62	$5	$11

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our foreign currency exchange rate, interest rate and investment market price derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, foreign currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of December 31, 2022 and 2021 (in millions):

	2022		2021
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
Long-Term Debt and Finance Leases	$280	$5	$1,290	$16
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains and (losses) that have been recognized in the statements of consolidated income for fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the years ended December 31, 2022 and 2021 (in millions):

	2022			2021
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$11	$—	$—	$20	$—
Derivatives designated as hedging instruments	—	(11)	—	—	(20)	—
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(10)	—	—	(11)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	304	—	(1)	83	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$304	$(10)	$(1)	$83	$(11)	$—
The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the years ended December 31, 2022 and 2021 for those derivatives designated as cash flow hedges (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2022	2021
Interest rate contracts	$6	$2
Foreign currency exchange contracts	529	341
Total	$535	$343
As of December 31, 2022, there were $165 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12 month period ending December 31, 2023. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 9 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains and (losses) that have been recognized in AOCI within foreign currency translation adjustment for the years ended December 31, 2022 and 2021 for those instruments designated as net investment hedges (in millions):

Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2022	2021
Foreign denominated debt	$199	$225
Total	$199	$225
Income Statement Recognition of Non-Designated Derivative Instruments
Derivative instruments that are not designated as hedges are recorded at fair value with unrealized gains and losses reported in earnings each period. Cash flows from the settlement of derivative instruments appear in the statement of consolidated cash flows within the same categories as the cash flows of the hedged item.
We may periodically terminate interest rate swaps and foreign currency exchange forward contracts or enter into offsetting swap and foreign currency positions with different counterparties. As part of this process, we de-designate our original hedge relationship.
Amounts recorded in the statements of consolidated income related to fair value changes and settlements of interest rate swaps, foreign currency forward and investment market price forward contracts not designated as hedges for the years ended December 31, 2022 and 2021 (in millions) were as follows:

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2022	2021
Foreign currency exchange contracts	Investment income and other	$(69)	$(28)
Total		$(69)	$(28)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. TRANSFORMATION STRATEGY COSTS
Our strategy includes a multi-year, enterprise-wide transformation of our organization. The program includes initiatives, as well as changes in processes and technology, that impact global direct and indirect operating costs.
The table below presents the transformation strategy costs for the years ended December 31, 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Compensation and benefits	$46	$206	$211
Total other expenses	132	174	137
Total Transformation Strategy Costs	$178	$380	$348

Income Tax Benefit from Transformation Strategy Costs	(36)	(95)	(83)
After-Tax Transformation Strategy Costs	$142	$285	$265
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess the effects of remote and hybrid work on our internal controls to minimize the impact on their design and operating effectiveness.
Management’s Report on Internal Control Over Financial Reporting
UPS management is responsible for establishing and maintaining adequate internal control over financial reporting for United Parcel Service, Inc. and its subsidiaries (the "Company"). Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed our internal control over financial reporting as effective as of December 31, 2022. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2022 and the related statements of consolidated income, consolidated comprehensive income and consolidated cash flows for the year ended December 31, 2022, has issued an attestation report on our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of
United Parcel Service, Inc.
Atlanta, Georgia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of United Parcel Service, Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 20, 2023, expressed an unqualified opinion on those financial statements.
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
February 20, 2023

Item 9B.Other Information
None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
Carol B.Tomé Chief Executive Officer	66	Chief Executive Officer (2020 - present), Chief Financial Officer, The Home Depot, Inc. (2001 - 2019).
Norman M. Brothers, Jr. Executive Vice President; Chief Legal and Compliance Officer and Corporate Secretary	55	Chief Legal and Compliance Officer and Corporate Secretary (2020 - present), Senior Vice President, General Counsel and Corporate Secretary (2016 - 2020).
Nando Cesarone Executive Vice President; President, U.S.	51	President, U.S. (2020 - present), President, UPS International (2018 - 2020), Europe Region Manager (2016 - 2018).
Darrell Ford Executive Vice President; Chief Human Resources Officer and Chief Diversity, Equity and Inclusion Officer	58	Chief Human Resources Officer and Chief Diversity, Equity and Inclusion Officer (2022 - present), Chief Human Resources Officer (2021 - 2022), Chief Human Resources Officer, DuPont (2018 - 2020), Chief Human Resources Officer, Xerox Corporation (2015 - 2018).
Kate M. Gutmann Executive Vice President; President International, Healthcare and Supply Chain Solutions	54	President International, Healthcare and Supply Chain Solutions (2022 - present), Chief Sales and Solutions Officer, Executive Vice President, UPS Global Healthcare (2020 - 2022), Chief Sales and Solutions Officer; Senior Vice President The UPS Store and UPS Capital (2017 - 2019).
Laura Lane Executive Vice President; Chief Corporate Affairs, Communications and Sustainability Officer	56	Chief Corporate Affairs, Communications and Sustainability Officer (2020 - present), Chief Corporate Affairs and Communications Officer (August 2020 - October 2020), President, Global Public Affairs (2011 - 2020).
Brian Newman Executive Vice President; Chief Financial Officer	54	Chief Financial Officer (2021 - present), Chief Financial Officer and Treasurer (2019 - 2021), Executive Vice President, Finance and Operations, Latin America, PepsiCo, Inc. (2017 - 2019).
Bala Subramanian Executive Vice President; Chief Digital and Technology Officer	51	Chief Digital and Technology Officer (2022 - present), Chief Digital Officer, AT&T Inc. (2018 - 2022), Chief Digital Officer, Best Buy Co., Inc. (2017 - 2018).
Kevin Warren Executive Vice President; Chief Marketing Officer	60	Chief Marketing Officer (2018 - present), Executive Vice President and Chief Commercial Officer, Xerox Corporation (2017 - 2018).

Information about our directors will be presented under the caption "Our Board of Directors" in our definitive proxy statement for our meeting of shareowners to be held on May 4, 2023 (the "Proxy Statement") and is incorporated herein by reference.
Information about our Audit Committee will be presented under the caption "Our Board of Directors - Committees of the Board of Directors" and "Audit Committee Matters" in our Proxy Statement and is incorporated herein by reference.
Information about our Code of Business Conduct is presented under the caption "Where You Can Find More Information" in Part I, Item 1 of this report.
Information with respect to compliance with Section 16(a) of the Exchange Act will be presented under the caption "Delinquent Section 16(a) Reports" in our Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation
Information about our board and executive compensation will be presented under the captions "Our Board of Directors - Director Compensation" and "Executive Compensation" in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information about security ownership will be presented under the caption "Ownership of Our Securities - Securities Ownership of Certain Beneficial Owners and Management" in our Proxy Statement and is incorporated herein by reference.
Information about our equity compensation plans will be presented under the caption "Executive Compensation - Equity Compensation Plans" in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information about transactions with related persons will be presented under the caption "Corporate Governance - Conflicts of Interest and Related Person Transactions" in our Proxy Statement and is incorporated herein by reference.

Information about director independence will be presented under the caption "Corporate Governance - Director Independence" in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information about aggregate fees billed to us by our principal accountant will be presented under the caption "Audit Committee Matters - Principal Accounting Firm Fees" in our Proxy Statement and is incorporated herein by reference.

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
Indenture dated as of September 30, 2022, between UPS and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form S-3 (File No.333-267664), filed on September 30, 2022).

4.9	—	Indenture dated as of September 30, 2022, between UPS and Truist Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Form S-3 (File No.333-267664), filed on September 30, 2022).

4.10	—	Form of 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on January 15, 2008).

4.11	—	Form of 4.875% Senior Notes due November 15, 2040 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 12, 2010).

4.12	—	Form of 3.625% Senior Notes due October 1, 2042 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on September 27, 2012).

4.13	—	Form of Floating Rate Senior Notes due December 15, 2064 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on December 15, 2014).

4.14	—	Form of Floating Rate Senior Notes due September 15, 2065 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on September 17, 2015).

4.15	—	Form of 1.625% Senior Notes due November 15, 2025 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 20, 2015).

4.16	—	Form of Floating Rate Senior Notes due March 15, 2066 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on April 1, 2016).

4.17	—	Form of 2.40% Senior Notes Due November 2026 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on October 25, 2016).

4.18	—	Form of 3.40% Senior Notes Due November 2046 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on October 25, 2016).

4.19	—	Form of 1.00% Senior Notes Due November 2028 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on October 25, 2016).

4.20	—	Form of Floating Rate Senior Notes due March 15, 2067 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 31, 2017).

4.21	—	Form of 2.125% Senior Notes due May 21, 2024 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on May 18, 2017).

4.22	—	Form of 0.375% Senior Notes due November 15, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on November 13, 2017).

4.23	—	Form of 1.500% Senior Notes due November 15, 2032 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 13, 2017).

4.24	—	Form of Floating Rate Senior Notes due April 1, 2023 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 14, 2017).

4.25	—	Form of 2.500% Senior Notes due April 1, 2023 (incorporated by reference to Exhibit 4.4 to Form 8-K, filed on November 14, 2017).

4.26	—	Form of 2.800% Senior Notes due November 15, 2024 (incorporated by reference to Exhibit 4.5 to Form 8-K, filed on November 14, 2017).

4.27	—	Form of 3.050% Senior Notes due November 15, 2027 (incorporated by reference to Exhibit 4.6 to Form 8-K, filed on November 14, 2017).

4.28	—	Form of 3.750% Senior Notes due November 15, 2047 (incorporated by reference to Exhibit 4.7 to Form 8-K, filed on November 14, 2017).

4.29	—	Form of Floating Rate Senior Notes due November 15, 2067 (incorporated by reference to Exhibit 4.8 to Form 8-K, filed on November 14, 2017).

4.30	—	Form of 3.400% Senior Notes due March 15, 2029 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 15, 2019).

4.31	—	Form of 4.250% Senior Notes due March 15, 2049 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on March 15, 2019).

4.32	—	Form of 2.200% Senior Notes due September 1, 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 16, 2019).

4.33	—	Form of 2.500% Senior Notes due September 1, 2029 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on August 16, 2019).

4.34	—	Form of 3.400% Senior Notes due September 1, 2049 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on August 16, 2019).

4.35	—	Form of 3.900% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 25, 2020).

4.36	—	Form of 4.450% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 25, 2020).

4.37	—	Form of 5.200% Senior Notes due 2040 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 25, 2020).

4.38	—	Form of 5.300% Senior Notes due 2050 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on March 25, 2020).

4.39	—	Description of Securities (incorporated by reference to Exhibit 4.42 to Form 10-K for the year ended December 31, 2020).

10.1	—	UPS Retirement Plan Amendment and Restatement Effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 2014).*

10.1(a)	—	Amendment No. 1 to UPS Retirement Plan, as Amended and Restated, effective as of June 30, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2016).*

10.1(b)	—	Amendment Four to the Amended and Restated UPS Retirement Plan effective June 23, 2017 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on June 27, 2017).*

10.2	—	Amended and Restated UPS 401(k) Savings Plan, effective as of January 1, 2023.*

10.3	—	Amended and Restated Restoration Savings Plan, effective as of January 1, 2023.*

10.4	—	Amendment One to the Amended and Restated UPS Excess Coordinating Benefit Plan effective June 23, 2017 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed on June 27, 2017).*

10.4(a)	—	UPS Excess Coordinating Benefit Plan, as Amended and Restated, effective as of January 1, 2012 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2012).*

10.5	—	United Parcel Service, Inc. 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement, filed on March 12, 2012).*

10.5(a)	—	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).*

10.5(b)	—	UPS Stock Option Program Terms and Conditions effective as of January 1, 2012 (incorporated by reference to Exhibit 10.7(4) to the Form 10-K for the year ended December 31, 2011).*

10.6	—	Form of UPS Deferred Compensation Plan as Amended and Restated effective January 1, 2012 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2018).*

10.6(a)	—	Amendment No. 1 to Amended and Restated UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.7(1) to the Form 10-K for the year ended December 31, 2012).*

10.7	—	2015 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement filed on March 24, 2015).*

10.8	—	2018 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement filed on March 16, 2018).*

10.8(a)	—	UPS Management Incentive Program Amended and Restated Terms and Conditions effective November 8, 2018 (incorporated by reference to Exhibit 10.8(a) to Form 10-K for the year ended December 31, 2018).*

10.8(b)	—	UPS Stock Option Program Amended and Restated Terms and Conditions effective November 8, 2018 (incorporated by reference to Exhibit 10.8(b) to Form 10-K for the year ended December 31, 2018).*

10.9	—	Form of Protective Covenant Agreement between the Company and Kevin Warren (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2018).*

10.10	—	Employment offer letter agreement between the Company and Brian Newman, dated August 7, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 13, 2019).*

10.11	—	Protective Covenant Agreement between the Company and Brian Newman, dated August 7, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 13, 2019).*

10.12	—
UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions effective as of February 13, 2020 (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2019).*

10.13	—	Employment offer letter agreement between UPS and Carol B Tomé, dated March 11, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 13, 2020).*

10.14	—	Protective Covenant Agreement between UPS and Carol Tomé, dated March 11, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 13, 2020).*

10.15	—	Form of Protective Covenant Agreement between UPS and each of Nando Cesarone and Kate Gutmann (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2020).*

10.16	—	Retention Arrangement Letter between UPS and Nando Cesarone, dated April 15, 2020 (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2020).*

10.17	—	Employment offer letter agreement between UPS and Bala Subramanian, dated May 24, 2022.*

10.18	—	Protective Covenant Agreement between UPS and Bala Subramanian, dated May 24, 2022.*

10.19	—	United Parcel Service, Inc. Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on May 10, 2022).*

10.20	—	UPS Management Incentive Program Amended and Restated Terms and Conditions effective November 3, 2022.*

10.21	—	UPS Management Incentive Program Amended and Restated Terms and Conditions effective January 1, 2023.*

10.22	—	Retention Arrangement Letter between UPS and Kate Gutmann, dated April 15, 2020 (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2020).*

10.23	—
UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions effective as of March 25, 2021 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2021).*

10.24	—	United Parcel Service, Inc. 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the definitive proxy statement on Schedule 14A filed March 29, 2021).*

21	—	Subsidiaries.

23	—	Consent of Deloitte & Touche LLP.

31.1	—	Certificate of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certificate of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in iXBRL (included as Exhibit 101).
__________________________

(1)	Filed in paper format.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United Parcel Service, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(REGISTRANT)

By:	/S/ CAROL B. TOMÉ
Carol B. Tomé
Chief Executive Officer (Principal Executive Officer)
Date: February 20, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CAROL B. TOMÉ	Chief Executive Officer	February 20, 2023
Carol B. Tomé	(Principal Executive Officer)

/S/ BRIAN O. NEWMAN	Executive Vice President and Chief Financial Officer	February 20, 2023
Brian O. Newman	(Principal Financial and Accounting Officer)

/S/ RODNEY C. ADKINS	Director	February 20, 2023
Rodney C. Adkins

/S/ EVA C. BORATTO	Director	February 20, 2023
Eva C. Boratto

/S/ MICHAEL J. BURNS	Director	February 20, 2023
Michael J. Burns

/S/ WAYNE M. HEWETT	Director	February 20, 2023
Wayne M. Hewett

/S/ ANGELA HWANG	Director	February 20, 2023
Angela Hwang

/S/ KATE E. JOHNSON	Director	February 20, 2023
Kate E. Johnson

/S/ WILLIAM R. JOHNSON	Director	February 20, 2023
William R. Johnson

/S/ ANN M. LIVERMORE	Director	February 20, 2023
Ann M. Livermore

/S/ FRANCK J. MOISON	Director	February 20, 2023
Franck J. Moison

/S/ CHRISTIANA SMITH SHI	Director	February 20, 2023
Christiana Smith Shi

/S/ RUSSELL STOKES	Director	February 20, 2023
Russell Stokes

/S/ KEVIN M. WARSH	Director	February 20, 2023
Kevin M. Warsh