Form 10-Q
period 2023-03-31
UNITED PARCEL SERVICE INC
filed 2023-05-03
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 134,106,663 Class A shares, and 724,779,682 Class B shares, with a par value of $0.01 per share, outstanding at April 24, 2023.

PART I. FINANCIAL INFORMATION

Cautionary Statement About Forward-Looking Statements
This report, our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission contain and in the future may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements other than those of current or historical fact, and all statements accompanied by terms such as “will,” “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan,” and similar terms, are intended to be forward-looking statements. Forward-looking statements are made subject to the safe harbor provisions of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to, the impact of: continued uncertainties related to the COVID-19 pandemic; changes in general economic conditions, in the U.S. or internationally; industry evolution and significant competition; changes in our relationships with any of our significant customers; our ability to attract and retain qualified employees; strikes, work stoppages or slowdowns by our employees; results of negotiations and ratifications of labor contracts; our ability to maintain our brand image and corporate reputation; increased or more complex physical security requirements; a significant data breach or information technology system disruption; global climate change; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; exposure to changing economic, political and social developments in international markets; our ability to realize the anticipated benefits from acquisitions, dispositions, joint ventures or strategic alliances; changing prices of energy, including gasoline, diesel and jet fuel, or interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to accurately forecast our future capital investment needs; significant expenses and funding obligations relating to employee health, retiree health and/or pension benefits; our ability to manage insurance and claims expenses; changes in business strategy, government regulations, or economic or market conditions that may result in impairments of our assets; potential additional U.S. or international tax liabilities; increasingly stringent laws and regulations, including relating to climate change; potential claims or litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2022, and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2023 (unaudited) and December 31, 2022 (in millions)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$6,190	$5,602
Marketable securities	3,208	1,993
Accounts receivable	10,448	12,729
Less: Allowance for credit losses	(149)	(146)
Accounts receivable, net	10,299	12,583
Other current assets	2,028	2,039
Total Current Assets	21,725	22,217
Property, Plant and Equipment, Net	34,995	34,719
Operating Lease Right-Of-Use Assets	4,089	3,755
Goodwill	4,249	4,223
Intangible Assets, Net	2,811	2,796
Deferred Income Tax Assets	155	139
Other Non-Current Assets	4,165	3,275
Total Assets	$72,189	$71,124
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$2,332	$2,341
Current maturities of operating leases	668	621
Accounts payable	6,302	7,515
Accrued wages and withholdings	3,012	4,049
Self-insurance reserves	1,069	1,069
Accrued group welfare and retirement plan contributions	1,196	1,078
Other current liabilities	1,683	1,467
Total Current Liabilities	16,262	18,140
Long-Term Debt and Finance Leases	19,856	17,321
Non-Current Operating Leases	3,539	3,238
Pension and Postretirement Benefit Obligations	4,602	4,807
Deferred Income Tax Liabilities	4,345	4,302
Other Non-Current Liabilities	3,532	3,513
Shareowners’ Equity:
Class A common stock (135 and 134 shares issued in 2023 and 2022, respectively)	2	2
Class B common stock (724 and 725 shares issued in 2023 and 2022, respectively)	7	7
Additional paid-in capital	—	—
Retained earnings	21,510	21,326
Accumulated other comprehensive loss	(1,481)	(1,549)
Deferred compensation obligations	9	13
Less: Treasury stock (0.2 shares in both 2023 and 2022)	(9)	(13)
Total Equity for Controlling Interests	20,038	19,786
Noncontrolling interests	15	17
Total Shareowners’ Equity	20,053	19,803
Total Liabilities and Shareowners’ Equity	$72,189	$71,124

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$22,925	$24,378
Operating Expenses:
Compensation and benefits	11,462	11,601
Repairs and maintenance	725	701
Depreciation and amortization	834	764
Purchased transportation	3,543	4,607
Fuel	1,271	1,220
Other occupancy	551	501
Other expenses	1,998	1,733
Total Operating Expenses	20,384	21,127
Operating Profit	2,541	3,251
Other Income and (Expense):
Investment income and other	169	315
Interest expense	(188)	(174)
Total Other Income and (Expense)	(19)	141
Income Before Income Taxes	2,522	3,392
Income Tax Expense	627	730
Net Income	$1,895	$2,662
Basic Earnings Per Share	$2.20	$3.05
Diluted Earnings Per Share	$2.19	$3.03

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net Income	$1,895	$2,662
Change in foreign currency translation adjustment, net of tax	118	(40)
Change in unrealized gain (loss) on marketable securities, net of tax	7	(6)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(77)	43
Change in unrecognized pension and postretirement benefit costs, net of tax	20	24
Comprehensive Income (Loss)	$1,963	$2,683

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$1,895	$2,662
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	834	764
Pension and postretirement benefit (income) expense	243	201
Pension and postretirement benefit contributions	(1,277)	(45)
Self-insurance reserves	(20)	(45)
Deferred tax (benefit) expense	56	209
Stock compensation expense	126	386
Other (gains) losses	(13)	44
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	2,254	1,227
Other assets	62	7
Accounts payable	(1,668)	(743)
Accrued wages and withholdings	(508)	(343)
Other liabilities	405	173
Other operating activities	(32)	(17)
Net cash from operating activities	2,357	4,480
Cash Flows From Investing Activities:
Capital expenditures	(609)	(548)
Proceeds from disposal of businesses, property, plant and equipment	5	—
Purchases of marketable securities	(2,371)	(68)
Sales and maturities of marketable securities	1,179	60
Acquisitions, net of cash acquired	(34)	1
Other investing activities	17	(17)
Net cash used in investing activities	(1,813)	(572)
Cash Flows From Financing Activities:
Net change in short-term debt	—	—
Proceeds from long-term borrowings	2,503	—
Repayments of long-term borrowings	(65)	(18)
Purchases of common stock	(751)	(254)
Issuances of common stock	49	67
Dividends	(1,348)	(1,284)
Other financing activities	(384)	(481)
Net cash from/(used in) financing activities	4	(1,970)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	40	15
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	588	1,953
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	5,602	10,255
End of period	$6,190	$12,208

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying interim unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2023 and our results of operations and cash flows for the three months ended March 31, 2023 and 2022. The results reported in these interim unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The interim unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
During the first quarter of 2023, we reclassified certain operating expenses to better align with the manner in which we manage our operations. Substantially all of these costs were previously classified within operating expenses as Other expenses and have now been classified within operating expenses as Repairs and maintenance in the statements of consolidated income. The remaining line items within operating expenses impacted by this reclassification were inconsequential. As a result, the statements of consolidated income for the three months ended March 31, 2023 and 2022 give effect to this reclassification by decreasing Other expenses by $88 and $77 million, respectively, and increasing Repairs and maintenance by $83 and $75 million, respectively. The reclassification had no impact on our reported revenue, operating profit, net income, or any internal performance measure on which management is compensated.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximated fair value as of March 31, 2023 and December 31, 2022. The fair values of our marketable securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short- and long-term debt in note 9 and our derivative instruments in note 15. We apply a fair value hierarchy (Levels 1, 2 and 3) when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3).
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

Supplier Finance Programs
As part of our working capital management, certain financial institutions offer a Supply Chain Finance ("SCF") program to certain of our suppliers. We agree to commercial terms with our suppliers, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. Suppliers issue invoices to us based on the agreed-upon contractual terms. If they participate in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by us under the SCF program. We have no economic interest in a supplier’s decision to participate, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program.
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of March 31, 2023 and December 31, 2022, suppliers sold them $628 and $806 million, respectively, of our outstanding payment obligations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In September 2022, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") to enhance the disclosure of supplier finance programs. This ASU did not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. We adopted the requirements of this ASU as of January 1, 2023 and have included required disclosures within note 1.
Other accounting pronouncements adopted during the periods covered by the unaudited, consolidated financial statements did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued before, but not effective until after, March 31, 2023, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. REVENUE RECOGNITION
Revenue Recognition
Substantially all of our revenues are from contracts associated with the pickup, transportation and delivery of packages and freight (“transportation services”). These services may be carried out by or arranged by us and generally occur over a short period of time. Additionally, we provide value-added logistics services to customers through our global network of distribution centers and field stocking locations.
The vast majority of our contracts with customers are for transportation services that include only one performance obligation; the transportation services themselves. We generally recognize revenue over time, based on the extent of progress towards completion of the services in the contract. All of our major businesses act as a principal in their revenue arrangements and as such, we report revenue and the associated purchased transportation costs on a gross basis within our statements of consolidated income.
Disaggregation of Revenue

	Three Months Ended March 31,
	2023	2022
Revenue:
Next Day Air	$2,461	$2,594
Deferred	1,194	1,420
Ground	11,332	11,110
U.S. Domestic Package	14,987	15,124

Domestic	794	851
Export	3,552	3,778
Cargo & Other	197	247
International Package	4,543	4,876

Forwarding	1,514	2,589
Logistics	1,410	1,251
Other	471	538
Supply Chain Solutions	3,395	4,378

Consolidated revenue	$22,925	$24,378
Contract Assets and Liabilities
Contract assets include billed and unbilled amounts resulting from in-transit shipments, as we have an unconditional right to payment only when services have been completed (i.e. shipments have been delivered). Amounts do not exceed their net realizable value. Contract assets are generally classified as current and the full balance is converted each quarter based on the short-term nature of the transactions.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Contract assets and liabilities as of March 31, 2023 and December 31, 2022 were as follows (in millions):

	Balance Sheet Location	March 31, 2023	December 31, 2022
Contract Assets:
Revenue related to in-transit packages	Other current assets	$267	$308

Contract Liabilities:
Short-term advance payments from customers	Other current liabilities	$10	$11
Long-term advance payments from customers	Other non-current liabilities	$25	$26
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
Amounts for credit losses charged to expense, before recoveries, during each of the three months ended March 31, 2023 and 2022, were $43 and $54 million, respectively.

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
Pre-tax compensation expense for share-based awards recognized in Compensation and benefits in the statements of consolidated income for the three months ended March 31, 2023 and 2022 was $126 and $386 million, respectively.
Management Incentive Program
RPUs issued under the MIP prior to 2022 vested one year following the grant date based on continued employment with the Company and were expensed on a straight-line basis (less estimated forfeitures) over the requisite service period. In cases of death, disability or retirement, RPUs vested and were expensed immediately.
On November 2, 2022, the Compensation and Human Capital Committee of the UPS Board of Directors (the "Compensation Committee") amended and restated the terms and conditions of the MIP effective January 1, 2023, such that awards earned will be fully electable in the form of cash or unrestricted shares of class A common stock. The terms and conditions governing the 2022 MIP were also amended and restated to fully vest RPUs to be issued in connection therewith as of December 31, 2022. As a result, the award was classified as a compensation obligation and recorded in Accrued wages and withholdings on the consolidated balance sheet at that date.
Based on the Compensation Committee's approval of the 2022 MIP, we determined the award measurement date to be February 8, 2023 for U.S.-based employees and executive management, and March 20, 2023 for international employees. Each RPU issued under the MIP was valued using the closing New York Stock Exchange ("NYSE") prices of $186.36 and $183.49 on those dates. The compensation obligation recognized as of December 31, 2022 was relieved and the issuance of RPUs was recorded as Additional Paid-in Capital on the measurement date.
Long-Term Incentive Performance Program
RPUs issued under the LTIP vest at the end of a three-year performance period, assuming continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The actual number of RPUs earned is based on achievement of the performance targets established on the grant date.
The performance targets are equally weighted between adjusted earnings per share and cumulative free cash flow. The actual number of RPUs earned is subject to adjustment based on total shareholder return relative to the Standard & Poor's 500 Index ("S&P 500"). We determine the grant date fair value of the RPUs using a Monte Carlo model and recognize compensation expense (less estimated forfeitures) ratably over the vesting period, based on the number of awards expected to be earned.
Based on the Compensation Committee's approval of the 2023 LTIP award performance targets, we determined March 22, 2023 to be the award measurement date and each target RPU awarded was valued at $200.01.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average assumptions used and the weighted-average fair values of the LTIP awards granted in 2023 and 2022 are as follows:

	2023	2022
Risk-free interest rate	3.81%	2.35%
Expected volatility	30.30%	31.92%
Weighted-average fair value of RPUs granted	$200.01	$227.00
Share payout	107.80%	107.37%
There is no expected dividend yield as units earn dividend equivalents.
Non-Qualified Stock Options
We grant non-qualified stock options to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards vest over a five-year period with approximately 20% of the award vesting at each anniversary of the grant date (except in the case of death, disability or retirement, in which case immediate vesting occurs). The option grants expire 10 years after the date of the grant. On March 22, 2023, we granted 0.1 million stock options at an exercise price of $185.54, the NYSE closing price on that date.
The fair value of each option granted is estimated using a Black-Scholes option pricing model. The weighted-average assumptions used and the weighted-average fair values of options granted in 2023 and 2022 are as follows:

	2023	2022
Expected dividend yield	3.54%	2.35%
Risk-free interest rate	3.70%	2.39%
Expected life (in years)	5.93	7.5
Expected volatility	28.31%	25.04%
Weighted-average fair value of options granted	$41.08	$48.45

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. MARKETABLE SECURITIES AND NON-CURRENT INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of March 31, 2023 and December 31, 2022 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2023:
Current trading marketable securities:
Equity securities	$6	$—	$—	$6
Total trading marketable securities	6	—	—	6

Current available-for-sale securities:
U.S. government and agency debt securities	761	2	(4)	759
Mortgage and asset-backed debt securities	9	—	—	9
Corporate debt securities	2,279	3	(6)	2,276
U.S. state and local municipal debt securities	3	—	—	3
Non-U.S. government debt securities	155	—	—	155
Total available-for-sale marketable securities	3,207	5	(10)	3,202

Total current marketable securities	$3,213	$5	$(10)	$3,208

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2022:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	355	—	(8)	347
Mortgage and asset-backed debt securities	9	—	—	9
Corporate debt securities	1,472	—	(6)	1,466
U.S. state and local municipal debt securities	4	—	—	4
Non-U.S. government debt securities	165	—	—	165
Total available-for-sale marketable securities	2,005	—	(14)	1,991

Total current marketable securities	$2,007	$—	$(14)	$1,993
Investment Impairments
We have concluded that no material impairment losses existed as of March 31, 2023. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturity Information
The amortized cost and estimated fair value of marketable securities as of March 31, 2023 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$1,727	$1,726
Due after one year through three years	1,478	1,474
Due after three years through five years	2	2
Due after five years	—	—
	3,207	3,202
Equity securities	6	6
	$3,213	$3,208
Non-Current Investments
We hold non-current investments that are reported within Other Non-Current Assets in our consolidated balance sheets. Cash paid for these investments is included in Other investing activities in our statements of consolidated cash flows.
•Equity method investments: As of March 31, 2023 and December 31, 2022, equity securities accounted for under the equity method had a carrying value of $257 and $256 million, respectively.
•Other equity securities: Certain equity securities that do not have readily determinable fair values are reported in accordance with the measurement alternative in ASC Topic 321 Investments - Equity Securities. As of March 31, 2023 and December 31, 2022, we held equity securities accounted for using the measurement alternative of $33 and $31 million, respectively.
•Other investments: We hold an investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. The investment had a fair market value of $19 and $18 million as of March 31, 2023 and December 31, 2022, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2023:
Marketable Securities:
U.S. government and agency debt securities	$759	$—	$—	$759
Mortgage and asset-backed debt securities	—	9	—	9
Corporate debt securities	—	2,276	—	2,276
U.S. state and local municipal debt securities	—	3	—	3
Equity securities	—	6	—	6
Non-U.S. government debt securities	—	155	—	155
Total marketable securities	759	2,449	—	3,208
Other non-current investments(1)	—	19	—	19
Total	$759	$2,468	$—	$3,227
(1) Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.

December 31, 2022:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable Securities:
U.S. government and agency debt securities	$279	$68	$—	$347
Mortgage and asset-backed debt securities	—	9	—	9
Corporate debt securities	—	1,466	—	1,466
U.S. state and local municipal debt securities	—	4	—	4
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	165	—	165
Total marketable securities	279	1,714	—	1,993
Other non-current investments(1)	—	18	—	18
Total	$279	$1,732	$—	$2,011

(1) Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.
There were no transfers of investments into or out of Level 3 during the three months ended March 31, 2023 or 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2023 and December 31, 2022 consisted of the following (in millions):

	2023	2022
Vehicles	$10,840	$10,628
Aircraft	22,638	22,598
Land	2,143	2,140
Buildings	6,122	6,032
Building and leasehold improvements	5,142	5,067
Plant equipment	16,454	16,145
Technology equipment	2,445	2,411
Construction-in-progress	2,544	2,409
	68,328	67,430
Less: Accumulated depreciation and amortization	(33,333)	(32,711)
Property, Plant and Equipment, Net	$34,995	$34,719
Property, plant and equipment purchased on account was $626 and $176 million as of March 31, 2023 and December 31, 2022, respectively.
There were no material impairment charges during the three months ended March 31, 2023 or 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost (income) for our company-sponsored pension and postretirement benefit plans for the three months ended March 31, 2023 and 2022 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2023	2022	2023	2022	2023	2022
Three Months Ended March 31:
Service cost	$293	$506	$5	$8	$11	$18
Interest cost	627	488	29	20	17	12
Expected return on assets	(742)	(820)	(3)	(1)	(21)	(20)
Amortization of prior service cost	27	23	—	—	—	—
Settlement and curtailment (gain) loss	—	—	—	—	—	(33)
Net periodic benefit cost (income)	$205	$197	$31	$27	$7	$(23)

The components of net periodic benefit cost (income) other than current service cost are presented within Investment income and other in the statements of consolidated income.
During the first quarter of 2022, we amended the UPS Canada Ltd. Retirement Plan to cease future benefit accruals effective December 31, 2023. We remeasured plan assets and benefit obligations for this plan, which resulted in a curtailment gain of $33 million ($24 million after-tax) during the three-month period. The gain is included in Investment income and other in the statement of consolidated income.
During the first quarter of 2023, we contributed $1.2 billion and $74 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We expect to contribute approximately $78 and $44 million over the remainder of the year to our pension and U.S. postretirement medical benefit plans, respectively.
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
As of March 31, 2023 and December 31, 2022, we had $819 and $821 million, respectively, recorded in Other Non-Current Liabilities in our consolidated balance sheets and $8 million as of March 31, 2023 and December 31, 2022 recorded in Other current liabilities in our consolidated balance sheets associated with our previous withdrawal from the New England Teamsters and Trucking Industry Pension Fund. This liability is payable in equal monthly installments over a remaining term of approximately 40 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of March 31, 2023 and December 31, 2022 was $710 and $686 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
UPS was a contributing employer to the Central States Pension Fund (“CSPF”) until 2007 at which time UPS withdrew from the CSPF. Under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), UPS agreed to provide coordinating benefits in the UPS/IBT Full Time Employee Pension Plan (“UPS/IBT Plan”) for UPS participants whose last employer was UPS and who had not retired as of January 1, 2008 (“the UPS Transfer Group”) in the event that benefits are reduced by the CSPF consistent with the terms of our withdrawal agreement with the CSPF. Under this agreement, benefits to the UPS Transfer Group cannot be reduced without our consent and can only be reduced in accordance with law. Subsequent to our withdrawal, the CSPF incurred extensive asset losses and indicated that it was projected to become insolvent. In such event, the CSPF benefits would be reduced to the legally permitted Pension Benefit Guaranty Corporation ("PBGC") limits, triggering the coordinating benefits provision in the collective bargaining agreement.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In March 2021, the American Rescue Plan Act (“ARPA”) was enacted into law. The ARPA contains provisions that allow for qualifying multiemployer pension plans to apply for special financial assistance ("SFA") from the PBGC, which will be funded by the U.S. government. Following SFA approval, a qualifying multiemployer pension plan will receive a lump sum payment to enable it to continue paying unreduced pension benefits through 2051. The multiemployer plan is not obligated to repay the SFA. The ARPA is intended to prevent both the PBGC and certain financially distressed multiemployer pension plans, including the CSPF, from becoming insolvent through 2051. The CSPF submitted an application for SFA that was approved in December 2022 and, in January 2023, the CSPF received $35.8 billion from the PBGC.
We account for the potential obligation to pay coordinating benefits under ASC Topic 715, which requires us to provide a best estimate of various actuarial assumptions in measuring our pension benefit obligation at the December 31st measurement date. As of December 31, 2022, our best estimate of coordinating benefits that may be required to be paid by the UPS/IBT Plan after SFA funds have been exhausted was immaterial.
The value of our estimate for future coordinating benefits will continue to be influenced by a number of factors, including interpretations of the ARPA, future legislative actions, actuarial assumptions and the ability of the CSPF to sustain its long-term commitments. Actual events may result in a change in our best estimate of the projected benefit obligation. We will continue to assess the impact of these uncertainties in accordance with ASC Topic 715.
Collective Bargaining Agreements
We have approximately 330,000 employees in the U.S. employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. These agreements run through July 31, 2023. We have begun negotiating successor agreements with the Teamsters. We are negotiating in good faith in an effort to reach an agreement that is in the best interests of our employees, the Teamsters and UPS; however, no assurances of our ability to do so, or the timing or terms thereof, can be provided. Customers may reduce their business or stop doing business with us if they believe that such actions or threatened actions may adversely affect our ability to provide services. We may permanently lose customers if we are unable to provide uninterrupted service, and this could materially adversely affect us. The terms of future collective bargaining agreements also may affect our competitive position and results of operations. Furthermore, our actions or responses to any such negotiations, labor disputes, strikes or work stoppages could negatively impact how our brand is perceived and our corporate reputation and have adverse effects on our business, including our results of operations.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of March 31, 2023 and December 31, 2022 (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
December 31, 2022:	$847	$492	$2,884	$4,223
Acquired	—	—	9	9
Impairments	—	—	(8)	(8)
Currency / Other	—	6	19	25
March 31, 2023:	$847	$498	$2,904	$4,249
During the three months ended March 31, 2023, we recorded goodwill adjustments of $9 million relating to our November 2022 acquisition of Bomi Group. Certain areas, including our estimates of tax positions for Bomi Group, remain preliminary as of March 31, 2023.
Additionally, we recorded an immaterial impairment charge related to the closure of a trade management services business within Supply Chain Solutions. The remaining movements are due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
We complete our annual goodwill impairment evaluation as of July 1st on a reporting unit basis. Our 2022 annual impairment testing indicated that the fair value of goodwill associated with our Roadie reporting unit remained greater than its carrying value, although this excess was less than 10 percent. The goodwill associated with our Roadie reporting unit as of March 31, 2023 was $241 million. There were no events or changes in circumstances during the first quarter of 2023 that would indicate the carrying amount of Roadie goodwill may be impaired as of the date of this report.
For each of our reporting units and our indefinite-lived trade name, we continue to monitor the combined impact of macroeconomic conditions and business performance on our estimates of fair value.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of intangible assets as of March 31, 2023 and December 31, 2022 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2023:
Capitalized software	$5,300	$(3,598)	$1,702
Licenses	55	(34)	21
Franchise rights	261	(39)	222
Customer relationships	880	(474)	406
Trade name	126	(10)	116
Trademarks, patents and other	177	(37)	140
Amortizable intangible assets	$6,799	$(4,192)	$2,607
Indefinite-lived intangible assets	204	—	204
Total Intangible Assets, Net	$7,003	$(4,192)	$2,811
December 31, 2022:
Capitalized software	$5,186	$(3,500)	$1,686
Licenses	55	(30)	25
Franchise rights	226	(37)	189
Customer relationships	872	(453)	419
Trade name	125	(8)	117
Trademarks, patents and other	183	(27)	156
Amortizable intangible assets	$6,647	$(4,055)	$2,592
Indefinite-lived intangible assets	204	—	204
Total Intangible Assets, Net	$6,851	$(4,055)	$2,796
A trade name and licenses with carrying values of $200 and $4 million, respectively, as of March 31, 2023 are deemed to be indefinite-lived intangible assets, and therefore are not amortized. There were no events or changes in circumstances during the three months ended March 31, 2023 that would indicate the carrying amount of our indefinite-lived intangible assets may be impaired as of the date of this report.
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. There were no impairment charges for finite-lived intangible assets during the three months ended March 31, 2023 or 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of March 31, 2023 and December 31, 2022 consists of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2023	2022
Fixed-rate senior notes:
2.500% senior notes	$1,000	2023	$1,000	$999
2.800% senior notes	500	2024	499	499
2.200% senior notes	400	2024	399	399
3.900% senior notes	1,000	2025	998	997
2.400% senior notes	500	2026	499	499
3.050% senior notes	1,000	2027	995	995
3.400% senior notes	750	2029	747	747
2.500% senior notes	400	2029	398	397
4.450% senior notes	750	2030	745	744
4.875% senior notes	900	2033	894	—
6.200% senior notes	1,500	2038	1,485	1,485
5.200% senior notes	500	2040	494	494
4.875% senior notes	500	2040	491	491
3.625% senior notes	375	2042	369	369
3.400% senior notes	500	2046	492	492
3.750% senior notes	1,150	2047	1,137	1,137
4.250% senior notes	750	2049	743	743
3.400% senior notes	700	2049	688	688
5.300% senior notes	1,250	2050	1,231	1,231
5.050% senior notes	1,100	2053	1,083	—
Floating-rate senior notes:
Floating-rate senior notes	500	2023	500	500
Floating-rate senior notes	1,566	2049-2073	1,548	1,027
Debentures:
7.620% debentures	276	2030	280	280
Pound Sterling notes:
5.500% notes	82	2031	82	79
5.125% notes	563	2050	535	521
Euro senior notes:
0.375% senior notes	762	2023	761	745
1.625% senior notes	762	2025	760	744
1.000% senior notes	544	2028	542	531
1.500% senior notes	544	2032	542	530
Canadian senior notes:
2.125% senior notes	555	2024	553	553
Finance lease obligations	365	2023-2046	365	390
Facility notes and bonds	320	2029-2045	320	320
Other debt	13	2023-2026	13	36
Total debt	$22,377		22,188	19,662
Less: current maturities			(2,332)	(2,341)
Long-term debt			$19,856	$17,321

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. As of March 31, 2023, we had no outstanding balances under our commercial paper programs. The amount of commercial paper outstanding under these programs in 2023 is expected to fluctuate.
Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term liabilities in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.
Debt Repayments
During the first quarter of 2023, we repaid approximately $16 million of foreign currency-denominated debt assumed in the Bomi Group acquisition.
On April 1, 2023, our 2.500% Senior Notes with a principal balance of $1.0 billion and our floating rate senior notes with a principal balance of $500 million matured and were repaid in full.
Debt Issuances
On February 23, 2023 we issued two series of notes in the principal amounts of $900 million and $1.1 billion. These notes bear interest at 4.875% and 5.050%, respectively, and mature on March 3, 2033 and March 3, 2053, respectively. Interest on the notes is payable semi-annually, beginning September 2023. Each series of notes is callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of scheduled payments of principal and interest, plus accrued and unpaid interest.
On March 7, 2023 we issued floating rate senior notes with a principal balance of  $529 million. These notes bear interest at a rate equal to the compounded Secured Overnight Financing Rate ("SOFR") less 0.350% per year and mature on March 15, 2073. These notes are callable at various times after 30 years at a stated percentage of par value and are redeemable at the option of the note holders at various times after one year at a stated percentage of par value.
Reference Rate Reform
Our floating-rate senior notes that mature between 2049 and 2067 bear interest at rates that reference the London Interbank Offer Rate ("LIBOR") for U.S. Dollars. As part of a broader program of reference rate reform, it is expected that U.S. Dollar LIBOR rates will cease to be published after June 2023. We are currently working to transition these notes to an alternative reference rate, and we anticipate that the SOFR will be adopted in accordance with recommendations of the Alternative Reference Rates Committee.
Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion, and expires on December 5, 2023. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of March 31, 2023 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, may be used at our discretion.
The second agreement provides revolving credit facilities of $2.0 billion, and expires on December 7, 2026. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of March 31, 2023 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
If the credit ratings established by Standard & Poor's and Moody's differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate.
There were no amounts outstanding under these facilities as of March 31, 2023.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2023, and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2023, 10% of net tangible assets was equivalent to $4.9 billion and we had no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $21.9 and $18.2 billion as of March 31, 2023 and December 31, 2022, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows (in millions):

	2023	2022
Operating lease costs	$207	$183
Finance lease costs:
Amortization of assets	29	28
Interest on lease liabilities	4	4
Total finance lease costs	33	32
Variable lease costs	72	68
Short-term lease costs	277	302
Total lease costs(1)	$589	$585

(1) This table excludes sublease income as it was not material to the three months ended March 31, 2023 or 2022.
In addition to the lease costs disclosed in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. There were no material impairments recognized during the three months ended March 31, 2023 or 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental information related to leases and location within our consolidated balance sheets is as follows (in millions, except lease term and discount rate):

	March 31, 2023	December 31, 2022
Operating Leases:
Operating lease right-of-use assets	$4,089	$3,755

Current maturities of operating leases	$668	$621
Non-current operating leases	3,539	3,238
Total operating lease obligations	$4,207	$3,859

Finance Leases:
Property, plant and equipment, net	$869	$959

Current maturities of long-term debt, commercial paper and finance leases	$68	$92
Long-term debt and finance leases	297	298
Total finance lease obligations	$365	$390

Weighted average remaining lease term (in years):
Operating leases	11.2	10.8
Finance leases	8.8	8.4

Weighted average discount rate:
Operating leases	2.73%	2.32%
Finance leases	3.28%	3.17%

Supplemental cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$212	$176
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	48	18

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$498	$119
Finance leases	$30	$59

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease obligations as of March 31, 2023 were as follows (in millions):

	Finance Leases	Operating Leases
2023	$73	$576
2024	62	705
2025	48	632
2026	39	543
2027	38	472
Thereafter	183	2,038
Total lease payments	443	4,966
Less: Imputed interest	(78)	(759)
Total lease obligations	365	4,207
Less: Current obligations	(68)	(668)
Long-term lease obligations	$297	$3,539
As of March 31, 2023, we had $771 million of additional leases which had not commenced. These leases will commence between 2023 and 2024 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

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
Judicial Proceedings
We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. At this time, we do not believe that any loss associated with any such matter will have a material impact on our operations or financial condition. One of these matters, Hughes v. UPS Supply Chain Solutions, Inc. and United Parcel Service, Inc. had previously been certified as a class action in Kentucky state court. In the second quarter of 2019, the court granted our motion for judgment on the pleadings related to the wage-and-hour claims. The plaintiffs' appeal of this decision was denied. However, they were granted a discretionary review by the Kentucky Supreme Court. In the first quarter of 2023, the Kentucky Supreme Court ruled in our favor. Plaintiffs have filed a motion for rehearing before the Kentucky Supreme Court.
Other Matters
In August 2016, Spain’s National Markets and Competition Commission ("CNMC") announced an investigation into 10 companies in the commercial delivery and parcel industry, including UPS, related to alleged nonaggression agreements to allocate customers. In May 2017, we received a Statement of Objections issued by the CNMC. In July 2017, we received a Proposed Decision from the CNMC. In March 2018, the CNMC adopted a final decision, finding an infringement and imposing an immaterial fine on UPS. We appealed the decision. In December 2022, a trial court ruled against us. We have filed an appeal before the Spanish Supreme Court. We do not believe that any loss from this matter would have a material impact on our operations or financial condition. We are vigorously defending ourselves and believe that we have a number of meritorious legal defenses. There are also unresolved questions of law that could be important to the ultimate resolution of this matter.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Minority Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of March 31, 2023, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of March 31, 2023, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interests accounts for the three months ended March 31, 2023 and 2022 (in millions, except per share amounts):

Three Months Ended March 31:	2023		2022
	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of period	134	$2	138	$2
Stock award plans	3	—	4	—
Common stock issuances	1	—	1	—
Conversions of class A to class B common stock	(3)	—	(3)	—
Class A shares outstanding at end of period	135	$2	140	$2
Class B Common Stock:
Balance at beginning of period	725	$7	732	$7
Common stock purchases	(4)	—	(1)	—
Conversions of class A to class B common stock	3	—	3	—
Class B shares outstanding at end of period	724	$7	734	$7
Additional Paid-In Capital:
Balance at beginning of period		$—		$1,343
Stock award plans		345		(35)
Common stock purchases		(492)		(260)
Common stock issuances		147		183
Balance at end of period		$—		$1,231
Retained Earnings:
Balance at beginning of period		$21,326		$16,179
Net income attributable to controlling interests		1,895		2,662
Dividends ($1.62 and $1.52 per share) (1)		(1,453)		(1,406)
Common stock purchases		(258)		—
Other		—		(2)
Balance at end of period		$21,510		$17,433
Non-Controlling Interests:
Balance at beginning of period		$17		$16
Change in non-controlling interest		(2)		2
Balance at end of period		$15		$18
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $105 and $122 million as of March 31, 2023 and 2022, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
We repurchased 4.1 and 1.2 million shares of class B common stock for $750 and $260 million during the three months ended March 31, 2023 and 2022, respectively. Repurchases of $751 and $254 million, respectively, are reported on the statements of consolidated cash flows due to the timing of settlements. These repurchases were completed as follows:
•In August 2021, the Board of Directors authorized the company to repurchase up to $5.0 billion of class A and class B common stock (the "2021 Authorization"). For the three months ended March 31, 2023 and 2022, we repurchased 0.5 and 1.2 million shares of class B common stock for $82 and $260 million, respectively, under this authorization.
•In January 2023, the Board of Directors terminated the 2021 Authorization and approved a new share repurchase authorization for $5.0 billion of class A and class B common stock (the "2023 Authorization"). For the three months ended March 31, 2023, we repurchased 3.6 million shares for $668 million under the 2023 Authorization. As of March 31, 2023, we had $4.3 billion available under this repurchase authorization.
We anticipate our share repurchases will total approximately $3.0 billion in 2023.
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
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 was as follows (in millions):

Three Months Ended March 31:	2023	2022
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,446)	$(1,162)
Translation adjustment (net of tax effect of $(15) and $0)	115	(40)
Reclassification to earnings (net of tax effect of $0 and $0)	3	—
Balance at end of period	(1,328)	(1,202)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(11)	(1)
Current period changes in fair value (net of tax effect of $1 and $(2))	5	(6)
Reclassification to earnings (net of tax effect of $1 and $0)	2	—
Balance at end of period	(4)	(7)
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	167	(17)
Current period changes in fair value (net of tax effect of $(8) and $23)	(26)	72
Reclassification to earnings (net of tax effect of $(16) and $(9))	(51)	(29)
Balance at end of period	90	26
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(259)	(2,098)
Net actuarial gain (loss) resulting from remeasurements of plan assets and liabilities (net of tax effect of $0 and $11)	—	31
Reclassification to earnings (net of tax effect of $7 and $(3))	20	(7)
Balance at end of period	(239)	(2,074)
Accumulated other comprehensive income (loss) at end of period	$(1,481)	$(3,257)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Detail of the gains (losses) reclassified from accumulated other comprehensive income (loss) to the statements of consolidated income for the three months ended March 31, 2023 and 2022 is as follows (in millions):

	Amount Reclassified from AOCI(1)		Affected Line Item in the Income Statement
Three Months Ended March 31:	2023	2022
Unrealized Gain (Loss) on Foreign Currency Translation:
Realized gain (loss) on business wind-down	$(3)	$—	Other expenses
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	(3)	—	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	(3)	—	Investment income and other
Income tax (expense) benefit	1	—	Income tax expense
Impact on net income	(2)	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(1)	(3)	Interest expense
Foreign currency exchange contracts	68	41	Revenue
Income tax (expense) benefit	(16)	(9)	Income tax expense
Impact on net income	51	29	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(27)	(23)	Investment income and other
Curtailment of benefit obligation	—	33	Investment income and other
Income tax (expense) benefit	7	(3)	Income tax expense
Impact on net income	(20)	7	Net income
Total amount reclassified for the period	$26	$36	Net income
(1) Accumulated other comprehensive income (loss)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Compensation Obligations and Treasury Stock
We maintain a deferred compensation plan whereby certain employees were previously able to elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as Deferred compensation obligations within Shareowners’ Equity in the consolidated balance sheets. The number of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations. Employees are generally no longer able to defer the gains from stock options exercised subsequent to December 31, 2004.
Activity in the deferred compensation program for the three months ended March 31, 2023 and 2022 was as follows (in millions):

	2023		2022
Three Months Ended March 31:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$13		$16
Reinvested dividends		—		—
Benefit payments		(4)		(4)
Balance at end of period		$9		$12
Treasury Stock:
Balance at beginning of period	—	$(13)	—	$(16)
Reinvested dividends	—	—	—	—
Benefit payments	—	4	—	4
Balance at end of period	—	$(9)	—	$(12)

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
Supply Chain Solutions
Supply Chain Solutions includes our Forwarding, Logistics, Coyote, Marken, UPS Mail Innovations and other businesses. Our Forwarding, Logistics and UPS Mail Innovations businesses provide services in more than 200 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, distribution and post-sales services, healthcare logistics, mail and consulting services. Coyote offers truckload brokerage services primarily in the United States. Marken provides supply chain solutions to the life sciences industry. Other businesses within this segment include The UPS Store, UPS Capital, Roadie, and Delivery Solutions.
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income (expense) and other, interest expense and income tax expense. Certain expenses are allocated between the segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the first quarter.
Results of operations for the three months ended March 31, 2023 and 2022 are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue:
U.S. Domestic Package	$14,987	$15,124
International Package	4,543	4,876
Supply Chain Solutions	3,395	4,378
Consolidated revenue	$22,925	$24,378
Operating Profit:
U.S. Domestic Package	$1,466	$1,662
International Package	828	1,116
Supply Chain Solutions	247	473
Consolidated operating profit	$2,541	$3,251

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per-share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to common shareowners	$1,895	$2,662
Denominator:
Weighted average shares	858	871
Vested portion of restricted units	4	3
Denominator for basic earnings per share	862	874
Effect of dilutive securities:
Restricted units	2	4
Stock options	1	1
Denominator for diluted earnings per share	865	879
Basic earnings per share	$2.20	$3.05
Diluted earnings per share	$2.19	$3.03
Diluted earnings per share for the three months ended March 31, 2023 and 2022 excluded the effect of 0.2 and 0.1 million shares of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
As of March 31, 2023 and December 31, 2022, we held cash collateral of $375 and $534 million, respectively, under these agreements. This collateral is included in Cash and cash equivalents in the consolidated balance sheets and is unrestricted. As of March 31, 2023 and December 31, 2022, no collateral was required to be posted with our counterparties.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Outstanding Positions
As of March 31, 2023 and December 31, 2022, the notional amounts of our outstanding derivative positions were as follows (in millions):

		March 31, 2023	December 31, 2022
Currency hedges:
Euro	EUR	3,880	4,115
British Pound Sterling	GBP	776	856
Canadian Dollar	CAD	1,515	1,598
Hong Kong Dollar	HKD	4,552	4,261

Interest rate hedges:
Floating to Fixed Interest Rate Swaps	USD	28	28
As of March 31, 2023 and December 31, 2022, we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in the consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in the consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in the consolidated balance sheets had we elected to apply the right of offset as of March 31, 2023 and December 31, 2022 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$143	$174	$135	$171
Foreign currency exchange contracts	Other non-current assets	Level 2	188	250	159	226
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	—	1	—	1
Total Asset Derivatives			$331	$425	$294	$398

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$8	$3	$—	$—
Foreign currency exchange contracts	Other non-current liabilities	Level 2	29	24	—	—
Interest rate contracts	Other non-current liabilities	Level 2	5	5	5	5
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	1	—	1	—
Total Liability Derivatives			$43	$32	$6	$5

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
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of March 31, 2023 and December 31, 2022 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	March 31, 2023	March 31, 2023	December 31, 2022	December 31, 2022
Long-term debt and finance leases	$280	$5	$280	$5
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains (losses) that have been recognized in the statements of consolidated income for fair value and cash flow hedges, as well as the associated gain (loss) for the underlying hedged item for fair value hedges for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023			2022
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain (loss) on fair value hedging relationships:
Interest Rate Contracts:
Hedged items	$—	$—	$—	$—	$8	$—
Derivatives designated as hedging instruments	—	—	—	—	(8)	—
Gain (loss) on cash flow hedging relationships:
Interest Rate Contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income	—	(1)	—	—	(3)	—
Foreign Currency Exchange Contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income	68	—	—	41	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$68	$(1)	$—	$41	$(3)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table indicates the amount of gains (losses) that have been recognized in AOCI for the three months ended March 31, 2023 and 2022 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended March 31:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2023	2022
Interest rate contracts	$—	$3
Foreign currency exchange contracts	(34)	92
Total	$(34)	$95
As of March 31, 2023, there were $130 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending March 31, 2024. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 9 years.
The following table indicates the amount of gains (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three months ended March 31, 2023 and 2022 for those instruments designated as net investment hedges (in millions):

Three Months Ended March 31:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2023	2022
Foreign currency denominated debt	$(73)	$46
Total	$(73)	$46
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
Amounts recorded in the statements of consolidated income related to fair value changes and settlements of interest rate swaps and foreign currency forward contracts not designated as hedges for the three months ended March 31, 2023 and 2022 (in millions) were as follows:

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2023	2022
Three Months Ended March 31:
Foreign currency exchange contracts	Investment income and other	$4	$(28)
Total		$4	$(28)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. INCOME TAXES
Our effective tax rate for the three months ended March 31, 2023 and 2022 was approximately 24.9% and 21.5%, respectively. The year-over-year increase in our effective tax rate was driven by lower excess tax benefits related to share-based compensation, unfavorable changes in jurisdictional earnings mix and uncertain tax positions.
We have recognized liabilities for uncertain tax positions and we reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. Items that may cause changes to unrecognized tax benefits include the allowance or disallowance of deductions, the timing of deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations, or other unforeseen circumstances. Over the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits may decrease by up to $180 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. TRANSFORMATION STRATEGY COSTS
We are undertaking an enterprise-wide transformation of our organization. The program includes initiatives, as well as changes in processes and technology, that impact global direct and indirect operating costs.
The table below presents transformation strategy costs for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Transformation Strategy Costs:
Compensation and benefits	$(12)	$33
Total other expenses	15	22
Total Transformation Strategy Costs	$3	$55

Income Tax Benefit from Transformation Strategy Costs	—	(12)
After-Tax Transformation Strategy Costs	$3	$43
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We continue to execute our Customer First, People Led, Innovation Driven strategy by investing to improve the customer experience and drive growth in our targeted customer segments, including small- and medium-sized businesses ("SMBs") and healthcare. We seek to provide industry-leading service to our customers by combining our digital capabilities with our global integrated network.
During the quarter, we continued the expansion of our Digital Access Program and other technology-driven initiatives to make it faster and easier for SMBs to do business with us. We expanded our global footprint of dedicated healthcare facilities, accelerated deployment of our smart package-smart facility technology and continued to pursue initiatives to drive further productivity improvements and better serve our customers.
Macroeconomic headwinds, including global inflation and a decline in U.S. manufacturing production, led to a challenging operating environment in the first quarter of 2023. In the U.S., consumer spending continued to shift towards services and discretionary spending slowed. Internationally, exports out of Asia remained weak and inflationary pressures persisted in Europe. These factors negatively impacted demand for our services, resulting in volume declines in our global small package operations. We anticipate these factors will continue to impact us throughout the remainder of 2023. We may also be negatively impacted by the ongoing negotiation of our labor contract with the Teamsters. For additional information on the status of these negotiations, see note 7 to the accompanying unaudited financial statements.
Notwithstanding the challenging macroeconomic environment in the first quarter, we managed our network with agility, focused on productivity, controlled cost and generated operating profit that was in line with our expectations. Additionally, we returned cash to shareowners through dividends and share repurchases, and continued to make long-term investments to support our strategy.
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Highlights of our consolidated results, which are discussed in more detail below, include:

	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenue (in millions)	$22,925	$24,378	$(1,453)	(6.0)%
Operating Expenses (in millions)	20,384	21,127	(743)	(3.5)%
Operating Profit (in millions)	$2,541	$3,251	$(710)	(21.8)%
Operating Margin	11.1%	13.3%
Net Income (in millions)	$1,895	$2,662	$(767)	(28.8)%
Basic Earnings Per Share	$2.20	$3.05	$(0.85)	(27.9)%
Diluted Earnings Per Share	$2.19	$3.03	$(0.84)	(27.7)%

Operating Days	64	64
Average Daily Package Volume (in thousands)	21,989	23,278		(5.5)%
Average Revenue Per Piece	$13.74	$13.26	$0.48	3.6%
•Average daily package volume and revenue in our global small package operations decreased, with declines in both commercial and residential shipments, primarily as a result of the macroeconomic conditions described herein.
•Operating expenses decreased, driven by a reduction in purchased transportation in Supply Chain Solutions.
•Operating profit and operating margin decreased, as revenue declines were greater than operating expense reductions.
•We reported net income of $1.9 billion and diluted earnings per share of $2.19. Adjusted diluted earnings per share was $2.20, which includes the after-tax impacts of transformation strategy costs and goodwill impairment charges of $9 million, or $0.01 per diluted share.
In the U.S. Domestic Package segment, revenue declines were driven by lower volume. These were somewhat offset by revenue per piece growth due to improvements in revenue quality and customer mix, together with higher fuel revenue as a result of increases in price per gallon and pricing initiatives. Expenses increased primarily due to higher wages and benefits costs for our union employees, partially offset by lower management compensation expense, increased productivity and declines in purchased transportation costs.
In our International Package segment, revenue declines were driven by lower volume, unfavorable fluctuations in foreign currency exchange rates and declines in demand-related surcharges. These declines were partially offset by the impact of revenue quality initiatives and increased fuel revenue. Expense decreases were primarily driven by favorable currency impacts and the impact of volume declines, partially offset by higher fuel prices.
In Supply Chain Solutions, revenue decreases were driven by volume and market rate declines in Forwarding that were slightly offset by growth in Logistics, including the impact of the Bomi Group acquisition that occurred in the fourth quarter of 2022. Expenses decreased, driven by lower transportation costs in Forwarding. These were partially offset by increases in transportation and other costs within Logistics.

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
Adjusted amounts reflect the following (in millions):

	Three Months Ended March 31,
Non-GAAP Adjustments	2023	2022
Operating Expenses:
Transformation Strategy Costs	$3	$55
Goodwill and Asset Impairments, and Divestiture Charges	8	—
Total Adjustments to Operating Expenses	$11	$55

Other Income and (Expense):
Defined Benefit Plan (Gains) Losses	$—	$(33)
Total Adjustments to Other Income and (Expense)	$—	$(33)

Total Adjustments to Income Before Income Taxes	$11	$22

Income Tax (Benefit) Expense:
Transformation Strategy Costs	$—	$(12)
Goodwill and Asset Impairments, and Divestiture Charges	(2)	—
Defined Benefit Plan (Gains) Losses	—	9
Total Adjustments to Income Tax (Benefit) Expense	$(2)	$(3)

Total Adjustments to Net Income	$9	$19
Transformation Charges, and Goodwill, Asset Impairment and Divestiture Charges
We supplement the presentation of our operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of charges related to transformation activities, and goodwill, asset impairment and divestiture charges. We believe excluding the impact of these charges better enables users of our financial statements to view and evaluate underlying business performance from the perspective of management. We do not consider these costs when evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards. For more information regarding transformation activities, see note 17 to the unaudited, consolidated financial statements. For more information regarding goodwill impairment charges, see note 8 to our unaudited, consolidated financial statements.

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
We recognize changes in the fair value of plan assets and net actuarial gains and losses in excess of a 10% corridor (defined as 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation), as well as gains and losses resulting from plan curtailments and settlements, for our pension and postretirement defined benefit plans immediately as part of Investment income and other in the statements of consolidated income. We supplement the presentation of our income before income taxes, net income and earnings per share with adjusted measures that exclude the impact of these gains and losses and the related income tax effects. We believe excluding these defined benefit plan gains and losses provides important supplemental information by removing the volatility associated with plan amendments and short-term changes in market interest rates, equity values and similar factors.
During the first quarter of 2022, we amended the UPS Canada Ltd. Retirement Plan to cease future benefit accruals effective December 31, 2023. As a result, we remeasured the plan's assets and benefit obligation resulting in a curtailment gain of $33 million ($24 million after-tax) in the three months ended March 31, 2022.
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
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the first quarter of 2023.
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
Our 2022 annual impairment testing of goodwill indicated that the fair value of our Roadie reporting unit remained greater than its carrying value, although this excess was less than 10 percent. The carrying value of goodwill associated with our Roadie reporting unit is $241 million. There were no events or changes in circumstances during the first quarter of 2023 that would indicate the carrying value of Roadie goodwill may be impaired as of the date of this report.
Future actual results, transactions or other events, or changes in estimates or assumptions, whether due to unexpected impacts on our business, our transformation activities, or the continuing evaluation of our business portfolio, could result in an impairment charge in one or more of our reporting units or to our indefinite-lived intangible assets in a future period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended March 31,		Change
	2023	2022	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,737	1,945		(10.7)%
Deferred	1,139	1,509		(24.5)%
Ground	15,796	16,287		(3.0)%
Total Average Daily Package Volume	18,672	19,741		(5.4)%
Average Revenue Per Piece:
Next Day Air	$22.14	$20.84	$1.30	6.2%
Deferred	16.38	14.70	1.68	11.4%
Ground	11.21	10.66	0.55	5.2%
Total Average Revenue Per Piece	$12.54	$11.97	$0.57	4.8%
Operating Days in Period	64	64
Revenue (in millions):
Next Day Air	$2,461	$2,594	$(133)	(5.1)%
Deferred	1,194	1,420	(226)	(15.9)%
Ground	11,332	11,110	222	2.0%
Total Revenue	$14,987	$15,124	$(137)	(0.9)%
Operating Expenses (in millions):
Operating Expenses	$13,521	$13,462	$59	0.4%
Transformation Strategy Costs	(22)	(43)	21	(48.8)%
Adjusted Operating Expense	$13,499	$13,419	$80	0.6%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,466	$1,662	$(196)	(11.8)%
Adjusted Operating Profit	$1,488	$1,705	$(217)	(12.7)%
Operating Margin	9.8%	11.0%
Adjusted Operating Margin	9.9%	11.3%
Revenue
The change in revenue was due to the following factors:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
First quarter 2023 vs. 2022	(5.4)%	3.1%	1.4%	(0.9)%
Volume
Average daily volume decreased, with reductions in both residential and commercial shipments as a result of challenging macroeconomic conditions, including high inflation, declines in U.S. manufacturing production and changes in consumer spending. We anticipate a continued decline in average daily volume throughout the remainder of the year.
Business-to-consumer shipments declined 5.5% in the first quarter, driven by the continued shift in consumer spending towards services and a reduction in discretionary spending. We experienced smaller declines in residential volume from SMBs than from our large customers, which was partially due to additional volume generated through our Digital Access Program. Volume from our largest customer declined as we continued to execute within agreed-upon contract terms.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Business-to-business shipments declined 5.4%, primarily as a result of declines across multiple industry sectors that are sensitive to the macroeconomic factors discussed above. We experienced an increase in returns volume in the first quarter.
Within our Air products, average daily volume decreased across all customer segments. These decreases were driven by customers making cost trade offs and taking advantage of enhanced speed in our ground network. Additionally, continued execution of the agreed-upon contract terms with our largest customer also contributed to the overall decline in air volume.
Ground residential and Ground commercial average daily volume decreases of 2.1% and 4.2%, respectively, were primarily attributable to declines from a number of our large customers due to the economic factors discussed above. Within Ground residential, we experienced growth from SMBs. SurePost volume from our larger customers increased as a result of the shift in volume from our Air products discussed above.
Rates and Product Mix
Revenue per piece in our Air and Ground products increased in the quarter, resulting from base rate increases and additional pricing actions, as well as favorable changes in customer mix. These increases were partially offset by the shift in product mix discussed above. Rates for Air and Ground products increased an average of 6.9% in December 2022. In our Next Day Air and Deferred products, revenue per piece growth was negatively impacted by a reduction in average billable weight per piece.
We anticipate moderate revenue per piece growth in 2023 which is expected to somewhat offset the expected decline in volume as we continue to focus on revenue quality.
Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that adjusts weekly. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price.
Fuel surcharge revenue increased $206 million, driven by increases in price per gallon and increases in fuel surcharges as part of our pricing initiatives, partially offset by the impact of lower volume. We expect a reduction in fuel surcharge through the remainder of 2023 based on the current commodity market outlook and as we wrap fuel pricing initiatives that were introduced last year.
Operating Expenses
Operating expenses and adjusted operating expenses increased. Our pickup and delivery costs and other indirect operating costs increased $39 and $115 million, respectively. These increases were partially offset by cost reductions of $50 million in our integrated air and ground network and a $24 million decrease in package sorting costs in the first quarter of 2023. The overall increase in operating expenses was primarily due to:
•Higher employee benefits expense for our union workforce, due to contractual rate increases for contributions to multiemployer benefit plans, as well as increases in workers' compensation and auto liability expenses that were driven by claims experience. Service costs for our company-sponsored pension and postretirement plans decreased, primarily attributable to higher discount rates used to measure the projected benefit obligations of these plans.
•Additional facilities coming into service, coupled with inflationary pressures, contributed to cost increases in repairs and maintenance and facility operating costs.
These increases were partially offset by:
•Lower compensation expense, primarily resulting from incentive compensation program design changes. Contractual rate increases and cost of living adjustments for our union workforce were somewhat offset by a reduction in direct union labor hours.
•Lower purchased transportation costs, primarily due to a reduction in ground volume handled by third-party carriers, and the impact of continued productivity initiatives as we executed within our strategy.
Fuel expense remained relatively flat, as the impact of lower volume for the quarter mostly offset increases in jet fuel, diesel and gasoline prices. We expect fuel expense to continue to decline throughout the remainder of 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Total cost per piece increased 6.1%, and adjusted cost per piece increased 6.4% in the quarter, for the reasons described above. We anticipate that the cost per piece growth rate will decline through the remainder of 2023 as we manage our costs, adjust our operating network, and as efficiency initiatives are realized.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $196 million in the first quarter, with operating margin decreasing 120 basis points to 9.8%. Adjusted operating profit decreased $217 million, with adjusted operating margin decreasing 140 basis points to 9.9%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended March 31,		Change
	2023	2022	$	%
Average Daily Package Volume (in thousands):
Domestic	1,635	1,806		(9.5)%
Export	1,682	1,731		(2.8)%
Total Average Daily Package Volume	3,317	3,537		(6.2)%
Average Revenue Per Piece:
Domestic	$7.59	$7.36	$0.23	3.1%
Export	33.00	34.10	(1.10)	(3.2)%
Total Average Revenue Per Piece	$20.47	$20.45	$0.02	0.1%
Operating Days in Period	64	64
Revenue (in millions):
Domestic	$794	$851	$(57)	(6.7)%
Export	3,552	3,778	(226)	(6.0)%
Cargo and Other	197	247	(50)	(20.2)%
Total Revenue	$4,543	$4,876	$(333)	(6.8)%
Operating Expenses (in millions):
Operating Expenses	$3,715	$3,760	$(45)	(1.2)%
Transformation Strategy Costs	22	(4)	26	N/A
Adjusted Operating Expenses	$3,737	$3,756	$(19)	(0.5)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$828	$1,116	$(288)	(25.8)%
Adjusted Operating Profit	$806	$1,120	$(314)	(28.0)%
Operating Margin	18.2%	22.9%
Adjusted Operating Margin	17.7%	23.0%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(161)
Operating Expenses			110
Operating Profit			$(51)
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
First quarter 2023 vs. 2022	(6.2)%	1.5%	1.2%	(3.3)%	(6.8)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased in both domestic and export products. Volume from both large customers and SMBs declined, primarily in the retail and technology sectors. Business-to-consumer volume decreased 7.7% as challenging global economic conditions, including rising interest rates, high inflation and geopolitical uncertainty, impacted consumer demand. These factors also impacted business-to-business volume, which decreased 5.6%. We anticipate declines in average daily volume will moderate, but will persist into the second half of 2023.
Export volume decreased in the quarter, driven by declines in intra-Europe, Asia and U.S. trade lanes. Declines on the intra-Europe and U.S. export trade lanes were due to lower consumer spending as a result of the challenging macroeconomic conditions. Asia volume declines were highest on the Asia to U.S. trade lane as a result of rising inventory levels and softening U.S. consumer demand.
Our premium products saw volume decline 6.7%, primarily in our Worldwide Express Saver product. Volume in our non-premium products decreased 1.1%, driven by declines in Transborder Standard and Worldwide Expedited. The decline in our Worldwide products was largely attributable to softening import demand from U.S. consumers, while the decline in our Transborder products was driven by the economic factors outlined above.
Domestic volume also declined in the first quarter, primarily within Europe and Canada, as a result of economic conditions discussed above.
Rates and Product Mix
In December 2022, we implemented an average 6.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Total revenue per piece increased slightly for the quarter, primarily due to favorable shifts in customer and product mix, fuel surcharges and base rate increases. These increases were mostly offset by unfavorable currency movements and declines in demand-related surcharges. Excluding the impact of currency, revenue per piece increased 3.8%. For the remainder of the year, we expect overall revenue per piece to decrease relative to prior year periods as trends in fuel and demand-related surcharges are expected to continue to be unfavorable.
Export revenue per piece decreased 3.2%, driven by declines in our Worldwide products and unfavorable currency movements. Excluding the impact of currency, export revenue per piece decreased 0.4%.
Domestic revenue per piece increased 3.1%, primarily due to rate increases and favorable shifts in customer mix. This was partially offset by unfavorable currency movements. Excluding the impact of currency, domestic revenue per piece increased 10.2%.
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
Total international fuel surcharge revenue increased $28 million in the quarter, primarily due to increases in price per gallon. These increases were slightly offset by unfavorable currency movements and volume declines. Based on the current commodity market outlook, we expect fuel surcharge revenue will decline during the remainder of the year.
Operating Expenses
Operating expenses, and adjusted operating expenses, decreased in the first quarter. The principal drivers were:
•Pickup and delivery costs decreased $21 million and other indirect costs decreased $22 million as inflationary pressures were more than offset by favorable currency movements and the impact of volume declines.
•The costs of operating our integrated international air and ground network increased $26 million, primarily due to higher fuel prices, which we expect to decline through the remainder of the year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Profit and Margin
As a result of the factors described above, operating profit decreased $288 million for the first quarter, with operating margin decreasing 470 basis points to 18.2%. Adjusted operating profit decreased $314 million in the quarter, while adjusted operating margin decreased 530 basis points to 17.7%.
Substantially all of our operations in Russia and Belarus were suspended in March 2022 and, during the first quarter of 2023, we commenced liquidation of our Small Package and Forwarding and Logistics subsidiaries. Substantially all of our operations in Ukraine remain indefinitely suspended. These actions have not had, and are not expected to have, a material impact on us.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenue (in millions):
Forwarding	$1,514	$2,589	$(1,075)	(41.5)%
Logistics	1,410	1,251	159	12.7%
Other	471	538	(67)	(12.5)%
Total Revenue	$3,395	$4,378	$(983)	(22.5)%
Operating Expenses (in millions):
Operating Expenses	$3,148	$3,905	$(757)	(19.4)%
Transformation Strategy Costs	(3)	(8)	5	(62.5)%
Goodwill and Asset Impairments, and Divestiture Charges	(8)	—	(8)	N/A
Adjusted Operating Expenses:	$3,137	$3,897	$(760)	(19.5)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$247	$473	$(226)	(47.8)%
Adjusted Operating Profit	$258	$481	$(223)	(46.4)%
Operating Margin	7.3%	10.8%
Adjusted Operating Margin	7.6%	11.0%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(50)
Operating Expenses			55
Operating Profit			$5
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended March 31,		Change
	2023	2022	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Forwarding	$1	$6	$(5)	(83.3)%
Logistics	2	1	1	100.0%
Other	—	1	(1)	(100.0)%
Total Transformation Strategy Costs	$3	$8	$(5)	(62.5)%
Goodwill and Asset Impairments, and Divestiture Charges
Forwarding	$8	$—	$8	N/A
Logistics	—	—	—	N/A
Other	—	—	—	N/A
Total Goodwill and Asset Impairments, and Divestitures Charges	$8	$—	$8	N/A
Total Adjustments to Operating Expenses	$11	$8	$3	37.5%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue in Supply Chain Solutions decreased in the first quarter. This was driven by declines in our Forwarding business as challenging economic conditions drove declines in customer activity, while increased capacity led to lower market rates.
•International airfreight revenue decreased approximately $415 million as customer demand declined, particularly on Asia export lanes. This volume decline also resulted in a reduction in the rates we charge for services. We anticipate that lower demand, coupled with higher market capacity, will continue to pressure rates throughout the remainder of the year.
•Revenue in our truckload brokerage business decreased $403 million due to lower volume and a continued decline in market rates. We remained focused on our revenue quality initiatives and experienced volume growth from SMBs during the quarter, which partially offset the decline.
•The remaining reduction in revenue was attributable to ocean freight forwarding. Market rates and volume declined, particularly on the Asia to U.S. lane, due to lower demand, an increase in inventory levels and additional capacity entering the market. We expect revenue to remain challenged in the rest of 2023 as capacity increases are expected to outweigh demand.
Within our Logistics businesses, healthcare logistics revenue increased $98 million in the first quarter, primarily driven by the impact of the 2022 acquisition of Bomi Group with additional growth from our clinical trials business. Revenue in mail services increased $55 million as a result of volume from new customers, rate increases, and a favorable shift in product characteristics.
Revenue from the other businesses within Supply Chain Solutions decreased in the quarter, driven by a reduction of $85 million in transition services provided to the acquirer of UPS Freight as we begin to wind down these arrangements. This was partially offset by year-over-year revenue increases from our digital businesses, driven by business growth.
Operating Expenses
Total operating expenses and total adjusted operating expenses for Supply Chain Solutions decreased in the quarter.
Forwarding operating expenses decreased $881 million. This primarily resulted from a reduction of approximately $845 million in purchased transportation expense due to lower volumes and market rates in truckload brokerage, international airfreight and ocean freight forwarding. We expect these conditions to persist as we move through the year, which will reduce our purchased transportation costs.
Logistics operating expenses increased $155 million in the first quarter, driven by the impact of the acquisition of Bomi Group and higher purchased transportation costs for mail services due to rate increases and shifts in product characteristics.
Expenses in the other businesses within Supply Chain Solutions decreased in the quarter, largely driven by a reduction in costs incurred to procure transportation for, and provide transition services to, the acquirer of UPS Freight. This was partially offset by increased transportation costs, as well as higher compensation and benefits, incurred by our digital businesses.
Operating Profit and Margin
As a result of the factors described above, total operating profit decreased $226 million, with operating margin decreasing 350 basis points to 7.3%. On an adjusted basis, operating profit decreased $223 million, with operating margin decreasing 340 basis points to 7.6%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,462	$11,601	$(139)	(1.2)%
Transformation Strategy Costs	12	(33)	45	N/A
Adjusted Compensation and benefits	$11,474	$11,568	$(94)	(0.8)%

Repairs and maintenance	$725	$701	$24	3.4%
Depreciation and amortization	834	764	70	9.2%
Purchased transportation	3,543	4,607	(1,064)	(23.1)%
Fuel	1,271	1,220	51	4.2%
Other occupancy	551	501	50	10.0%
Other expenses	1,998	1,733	265	15.3%
Total Other expenses	8,922	9,526	(604)	(6.3)%
Transformation Strategy Costs	(15)	(22)	7	(31.8)%
Goodwill and Asset Impairments, and Divestiture Charges	(8)	—	(8)	N/A
Adjusted Total Other expenses	$8,899	$9,504	$(605)	(6.4)%

Total Operating Expenses	$20,384	$21,127	$(743)	(3.5)%
Adjusted Total Operating Expenses	$20,373	$21,072	$(699)	(3.3)%

Currency (Benefit) / Cost - (in millions)*			$(165)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended March 31,		Change
	2023	2022	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Compensation	$5	$16	$(11)	(68.8)%
Benefits	(17)	17	(34)	N/A
Other expenses	15	22	(7)	(31.8)%
Total Transformation Strategy Costs	$3	$55	$(52)	(94.5)%
Goodwill and Asset Impairments, and Divestiture Charges
Other expenses	$8	$—	$8	N/A
Total Adjustments to Operating Expenses	$11	$55	$(44)	(80.0)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Total compensation and benefits and adjusted total compensation and benefits decreased in the first quarter of 2023 compared to the 2022 period. Compensation costs decreased $178 million, and decreased $168 million on an adjusted basis. The principal factors impacting the change were:
•Management compensation decreased $206 million, driven by fourth quarter 2022 design changes to our incentive compensation programs and lower incentive compensation accruals.
•U.S. Domestic direct labor costs increased $57 million due to contractual rate increases for our union workforce that occurred in August 2022, as well as cost of living adjustments driven by inflation and other market factors. These increases were largely offset by a reduction in labor hours, primarily due to volume declines.
•The November 2022 acquisition of Bomi Group increased compensation cost by $15 million.
Benefits costs increased $39 million and increased $74 million on an adjusted basis, primarily as a result of:
•Health and welfare costs increased $89 million for the quarter, driven by increased contributions to multiemployer plans as a result of contractually-mandated rate increases, partially offset by a reduction in eligible headcount.
•Workers' compensation expense increased $23 million, driven by an increase in current year claims, partially offset by a decrease in overall hours worked and favorable developments in reserves for prior years' claims.
•Pension and other postretirement benefits costs decreased $48 million for the quarter:
◦The cost of company-sponsored defined benefit plans decreased $110 million, driven by a reduction in service cost due to higher discount rates. The cessation of accruals for future service in the UPS Retirement Plan was offset by the cost of replacement contributions to the UPS 401(k) Savings Plan.
◦An increase in expense for the UPS 401(k) Savings Plan of $22 million resulted from demographic changes.
◦Contributions to multiemployer plans increased $39 million as the impact of contractually-mandated contribution increases was partially offset by a reduction in eligible headcount.
Repairs and Maintenance
The increase in repairs and maintenance expense during the quarter was primarily due to increases in the cost of materials and supplies, increased vehicle maintenance and an increase in routine repairs to buildings and facilities. We expect these increases will persist for the remainder of 2023.
Depreciation and Amortization
We incurred higher depreciation and amortization expense as a result of additional facilities coming into service, growth in the size of our vehicle and aircraft fleets and the reduction in estimated residual value of our MD-11 aircraft.
Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers decreased for the quarter. The changes were primarily driven by:
•Supply Chain Solutions expense decreased by $890 million for the quarter, driven by volume declines and lower market rates paid for services in our Forwarding businesses. This was partially offset by increases in our logistics operations due to business growth, third-party rate increases in our mail services business and the acquisition of Bomi Group, which was not present in the comparative period.
•U.S. Domestic expense decreased $99 million for the quarter, driven by a reduction in ground volume handled by third-party carriers as a result of our network optimization initiatives.
•International Package expense decreased $75 million for the quarter, as market rate and fuel surcharge increases were more than offset by the impact of lower volumes and favorable currency movements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Fuel
The increase in fuel expense for the quarter was primarily driven by higher prices for jet fuel, diesel and gasoline, partially offset by the impact of lower volume. Market prices and the manner in which we purchase fuel influence our costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs.
Other Occupancy
Other occupancy expense increased for the quarter as a result of additional operating facilities coming into service, higher utilities costs and increases in rental rates. We expect inflation may continue to adversely impact these costs for the remainder of the year.
Other Expenses
Other expenses and adjusted other expenses increased for the quarter, primarily as a result of:
•Outsourcing and professional fees increased $60 million due to increased utilization of third-party services to support our strategic initiatives.
•An increase of $39 million in commissions paid for certain online shipments.
•Favorable changes in reserves for legal and tax contingencies in 2022 drove a year-over-year increase in expense of $29 million.
•Hosted software application fees and other technology costs increased $28 million in support of ongoing investments in our digital transformation.
Other increases for the quarter included employee-related expenses, advertising costs, facility security and self-insured automobile liability expense. These increases were partially offset by a reduction of costs incurred under transitional service agreements to the acquirer of UPS Freight.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income and other and interest expense for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Investment Income and Other	$169	$315	$(146)	(46.3)%
Defined Benefit Plan (Gains) Losses	—	(33)	33	(100.0)%
Adjusted Investment Income and Other	$169	$282	$(113)	(40.1)%

Interest Expense	(188)	(174)	(14)	8.0%
Total Other Income and (Expense)	$(19)	$141	$(160)	(113.5)%
Adjusted Other Income and (Expense)	$(19)	$108	$(127)	(117.6)%
Investment Income and Other
Investment income and other decreased $146 million. We recognized a $33 million defined benefit plan curtailment gain in the first quarter of 2022. Excluding the impact of this defined benefit plan gain, adjusted investment income and other decreased $113 million, with decreases in other pension income partially offset by higher yields on invested balances and year-over-year changes in the fair value of certain non-current investments.
Other pension income decreased $232 million due to:
•Lower expected returns on pension assets as a result of a smaller asset base due to losses in 2022, partially offset by an increase in our rate of return assumption.
•Higher pension interest cost due to higher discount rates and changes in demographic assumptions.
Interest expense increased due to the impact of higher effective interest rates on floating rate debt, as well as higher debt balances due to debt issuances in the first quarter of 2023, partially offset by higher capitalized interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Income Tax Expense	$627	$730	$(103)	(14.1)%
Income Tax Impact of:
Transformation Strategy Costs	—	12	(12)	(100.0)%
Goodwill and Asset Impairments, and Divestiture Charges	2	—	2	N/A
Defined Benefit Plan (Gains) Losses	—	(9)	9	(100.0)%
Adjusted Income Tax Expense	$629	$733	$(104)	(14.2)%
Effective Tax Rate	24.9%	21.5%
Adjusted Effective Tax Rate	24.8%	21.5%
For additional information on our income tax expense and effective tax rate, see note 16 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of March 31, 2023, we had $9.4 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures and pension contributions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Three Months Ended March 31,
	2023	2022
Net income	$1,895	$2,662
Non-cash operating activities (a)	1,226	1,559
Pension and postretirement medical benefit plan contributions (company-sponsored plans)	(1,277)	(45)
Hedge margin receivables and payables	(159)	(9)
Income tax receivables and payables	426	379
Changes in working capital and other non-current assets and liabilities	278	(49)
Other operating activities	(32)	(17)
Net cash from operating activities	$2,357	$4,480
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
Net cash from operating activities decreased $2.1 billion in the first quarter, impacted by:
•The timing of contributions to our company-sponsored, defined benefit pension and postretirement medical plans that included $1.2 billion in discretionary contributions to our qualified U.S. pension plans. There were no discretionary contributions to these plans in the first quarter of 2022.
•A decrease in our net hedge margin collateral position due to changes in the fair value of derivative contracts used in our currency hedging programs.
•Our working capital primarily benefited from an improvement in collections partially offset by an increase in vendor payments. Working capital was also impacted by the timing of payroll and other compensation-related payments. Additionally, in the first quarter of 2023, we paid the remaining $323 million of employer payroll taxes that were deferred under the Coronavirus Aid, Recovery and Economic Security (CARES) Act in 2020.
As of March 31, 2023, approximately $2.5 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases, pension contributions and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided. We did not have any restricted cash as of March 31, 2023 or 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash used in investing activities	$(1,813)	$(572)

Capital Expenditures:
Buildings, facilities and plant equipment	$(368)	$(169)
Aircraft and parts	(71)	(206)
Vehicles	(13)	(10)
Information technology	(157)	(163)
Total Capital Expenditures(1)	$(609)	$(548)

Capital Expenditures as a % of revenue	2.7%	2.2%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$5	$—
Net (purchases)/sales and maturities of marketable securities	$(1,192)	$(8)
Acquisitions, net of cash acquired	$(34)	$1
Other investing activities	$17	$(17)
(1) In addition to capital expenditures of $609 and $548 million for the three months ended March 31, 2023 and 2022, respectively, there were principal repayments of finance lease obligations of $48 and $18 million, respectively. These are included in cash flows from financing activities.
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. Our current investment program anticipates investments in technology initiatives and enhanced network capabilities, including over $1.0 billion of projects to support our environmental sustainability goals. It also provides for the maintenance of buildings, facilities and equipment and replacement of certain aircraft within our fleet. We currently expect that our capital expenditures will total approximately $5.3 billion in 2023, of which approximately 50 percent will be allocated to strategic expansion projects.
Total capital expenditures increased in the first quarter of 2023 compared to the 2022 period, primarily due to increased spending on buildings, facilities and plant equipment for facility maintenance and capacity expansion projects. This was partially offset by a decrease in expenditures associated with the delivery of aircraft.
Net purchases of marketable securities increased due to a continued shift to longer duration investments.
Cash paid for acquisitions in the first quarter of 2023 was related to the purchase of development areas for The UPS Store. Other investing activities were impacted by changes in our non-current investments, purchase contract deposits and various other immaterial items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (amounts in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Net cash from/(used in) financing activities	$4	$(1,970)
Share Repurchases:
Cash paid to repurchase shares	(751)	(254)
Number of shares repurchased	(4.1)	(1.2)
Shares outstanding at period end	859	874
Dividends:
Dividends declared per share	$1.62	$1.52
Cash paid for dividends	$(1,348)	$(1,284)
Borrowings:
Net borrowings (repayments) of debt principal	$2,438	$(18)
Other Financing Activities:
Cash received for common stock issuances	$49	$67
Other financing activities	$(384)	$(481)
Capitalization:
Total debt outstanding at period end	$22,188	$21,881
Total shareowners’ equity at period end	20,053	15,434
Total capitalization	$42,241	$37,315
We repurchased 4.1 and 1.2 million shares of class B common stock for $750 million and $260 million under our stock repurchase program during the three months ended March 31, 2023 and 2022, respectively ($751 and $254 million in repurchases for 2023 and 2022, respectively, are reported on the statements of consolidated cash flows due to the timing of settlements). We anticipate our share repurchases will total approximately $3.0 billion in 2023. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. In the first quarter of 2023, we increased our quarterly cash dividend from $1.52 to $1.62 per share.
Issuances of debt during the three months ended March 31, 2023 consisted of fixed and floating rate senior notes of varying maturities totaling $2.5 billion. We expect to use substantially all of the proceeds from these debt issuances to repay outstanding debt at maturity in 2023. There were no issuances of debt in the first quarter of 2022.
Repayments of debt in the first quarter of 2023 included scheduled principal payments on our finance lease obligations and payment of amounts assumed in the Bomi Group acquisition. In the first quarter of 2022, we made scheduled principal payments on our finance lease obligations.
As of March 31, 2023, we had $2.3 billion of fixed- and floating-rate senior notes outstanding that mature in 2023. We repaid $1.5 billion of these senior notes in April 2023. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
The variation in cash received from common stock issuances resulted from activity within the UPS 401(k) Savings Plan and our employee stock purchase plan in both the current and comparative period.
Other financing activities includes cash used to repurchase shares to satisfy tax withholding obligations on vested employee stock awards. Cash outflows for this purpose were $363 and $479 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was driven by changes in required repurchase amounts.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Except as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
Sources of Credit
See note 9 to the unaudited, consolidated financial statements for a discussion of our available credit and the financial covenants that we are subject to as part of our credit agreements.
Contractual Commitments
There have been no material changes to the contractual commitments described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
For additional information on the first quarter 2023 debt issuances, see note 9 to the unaudited, consolidated financial statements.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in certain commodity prices, foreign currency exchange rates, interest rates and equity prices. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. In order to manage the risk arising from these exposures, we may utilize a variety of commodity, foreign currency exchange and interest rate forward contracts, options and swaps. A discussion of our accounting policies for derivative instruments and further disclosures are provided in note 15 to the unaudited, consolidated financial statements.
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2023	December 31, 2022
Currency Derivatives	$293	$398
Interest Rate Derivatives	(5)	(5)
	$288	$393
As of March 31, 2023 and December 31, 2022, we had no outstanding commodity hedge positions.
The information concerning market risk in Item 7A under the caption "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2022 is incorporated herein by reference.
Our market risks, hedging strategies and financial instrument positions as of March 31, 2023 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. In the first quarter of 2023, we entered into foreign currency exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forward contracts expire. The fair value changes between December 31, 2022 and March 31, 2023 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering all of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. As of March 31, 2023, we held cash collateral of $375 million and were not required to post cash collateral with our counterparties under these agreements. We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
For a discussion of material legal proceedings affecting the Company, see note 11 to the unaudited, consolidated financial statements included in this report.
Item 1A.Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022. The occurrence of any of the risks described therein could materially affect us, including impacting our business, financial condition, results of operations, stock price or credit rating, as well as our reputation. These risks are not the only ones we face. We could also be materially adversely affected by other events, factors or uncertainties that are unknown to us, or that we do not currently consider to be material.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of repurchases of our class A and class B common stock during the first quarter of 2023 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 - January 31, 2023	0.5	$178.40	0.5	$4,985
February 1 - February 28, 2023	3.3	182.69	3.3	4,393
March 1 - March 31, 2023	0.3	182.69	0.3	$4,332
Total January 1 - March 31, 2023	4.1	$182.12	4.1
___________________
(1)Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
We repurchased 4.1 million shares of class B common stock for $750 million during the three months ended March 31, 2023. These repurchases were completed as follows:
•In August 2021, the Board of Directors approved a share repurchase authorization of $5.0 billion of class A and class B common stock (the "2021 Authorization"). During the three months ended March 31, 2023, we repurchased 0.5 million shares of class B common stock for $82 million under this authorization.
•In January 2023, the Board of Directors terminated the 2021 Authorization and approved a new share repurchase authorization of $5.0 billion for class A and class B common stock. During the three months ended March 31, 2023, we repurchased 3.6 million shares of class B common stock for $668 million under this authorization.
We anticipate repurchasing approximately $3.0 billion in shares in 2023.
For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.

Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. as of November 17, 2017 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 17, 2017).

4.01	—	Form of Floating Rate Senior Notes due 2073 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 7, 2023).

4.02	—	Form of 4.875% Senior Notes due 2033 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on February 27, 2023).

4.03	—	Form of 5.050% Senior Notes due 2053 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on February 27, 2023).

10.1	—	Amended and Restated UPS 401(k) Savings Plan, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 2022).*

10.2	—	Amended and Restated Restoration Savings Plan, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2022).*

10.3	—	UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions, effective as of March 22, 2023.*

10.4	—	UPS Management Incentive Program Amended and Restated Terms and Conditions, effective January 1, 2023 (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2022).*

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL (included as Exhibit 101).
__________________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	May 3, 2023	By:	/s/ BRIAN O. NEWMAN
Brian O. Newman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)