Form 10-Q
period 2023-06-30
UNITED PARCEL SERVICE INC
filed 2023-08-08
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 131,174,099 Class A shares, and 723,275,790 Class B shares, with a par value of $0.01 per share, outstanding at July 24, 2023.

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to, the impact of: continued uncertainties arising from the COVID-19 pandemic; changes in general economic conditions, in the U.S. or internationally; industry evolution and significant competition; changes in our relationships with any of our significant customers; our ability to attract and retain qualified employees; strikes, work stoppages or slowdowns by our employees; impacts arising from negotiations and ratifications of labor contracts; our ability to maintain our brand image and corporate reputation; increased or more complex physical security requirements; a significant data breach or information technology system disruption; global climate change; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; exposure to changing economic, political and social developments in international markets; our ability to realize the anticipated benefits from acquisitions, dispositions, joint ventures or strategic alliances; changing prices of energy, including gasoline, diesel and jet fuel, or interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to accurately forecast our future capital investment needs; significant expenses and funding obligations relating to employee health, retiree health and/or pension benefits; our ability to manage insurance and claims expenses; changes in business strategy, government regulations, or economic or market conditions that may result in impairments of our assets; potential additional U.S. or international tax liabilities; increasingly stringent laws and regulations, including relating to climate change; potential claims or litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2022, and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.
From time to time, we expect to participate in analyst and investor conferences. Materials provided or displayed at those conferences, such as slides and presentations, may be posted on our investor relations website at www.investors.ups.com under the heading "Presentations" when made available. These presentations may contain new material nonpublic information about our company and you are encouraged to monitor this site for any new posts, as we may use this mechanism as a public announcement.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2023 (unaudited) and December 31, 2022 (in millions)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$4,812	$5,602
Marketable securities	3,071	1,993
Accounts receivable	9,738	12,729
Less: Allowance for credit losses	(151)	(146)
Accounts receivable, net	9,587	12,583
Other current assets	1,969	2,039
Total Current Assets	19,439	22,217
Property, Plant and Equipment, Net	35,501	34,719
Operating Lease Right-Of-Use Assets	4,219	3,755
Goodwill	4,250	4,223
Intangible Assets, Net	2,890	2,796
Deferred Income Tax Assets	137	139
Other Non-Current Assets	3,911	3,275
Total Assets	$70,347	$71,124
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$1,412	$2,341
Current maturities of operating leases	673	621
Accounts payable	6,085	7,515
Accrued wages and withholdings	2,962	4,049
Self-insurance reserves	1,101	1,069
Accrued group welfare and retirement plan contributions	1,200	1,078
Other current liabilities	1,253	1,467
Total Current Liabilities	14,686	18,140
Long-Term Debt and Finance Leases	19,351	17,321
Non-Current Operating Leases	3,680	3,238
Pension and Postretirement Benefit Obligations	4,635	4,807
Deferred Income Tax Liabilities	4,421	4,302
Other Non-Current Liabilities	3,537	3,513
Shareowners’ Equity:
Class A common stock (132 and 134 shares issued in 2023 and 2022, respectively)	2	2
Class B common stock (723 and 725 shares issued in 2023 and 2022, respectively)	7	7
Additional paid-in capital	—	—
Retained earnings	21,584	21,326
Accumulated other comprehensive loss	(1,574)	(1,549)
Deferred compensation obligations	9	13
Less: Treasury stock (0.2 shares in both 2023 and 2022)	(9)	(13)
Total Equity for Controlling Interests	20,019	19,786
Noncontrolling interests	18	17
Total Shareowners’ Equity	20,037	19,803
Total Liabilities and Shareowners’ Equity	$70,347	$71,124

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$22,055	$24,766	$44,980	$49,144
Operating Expenses:
Compensation and benefits	11,197	11,344	22,659	22,945
Repairs and maintenance	682	727	1,407	1,428
Depreciation and amortization	828	762	1,662	1,526
Purchased transportation	3,173	4,390	6,716	8,997
Fuel	1,090	1,697	2,361	2,917
Other occupancy	458	422	1,009	923
Other expenses	1,847	1,889	3,845	3,622
Total Operating Expenses	19,275	21,231	39,659	42,358
Operating Profit	2,780	3,535	5,321	6,786
Other Income and (Expense):
Investment income and other	131	333	300	648
Interest expense	(191)	(171)	(379)	(345)
Total Other Income and (Expense)	(60)	162	(79)	303
Income Before Income Taxes	2,720	3,697	5,242	7,089
Income Tax Expense	639	848	1,266	1,578
Net Income	$2,081	$2,849	$3,976	$5,511
Basic Earnings Per Share	$2.42	$3.26	$4.62	$6.31
Diluted Earnings Per Share	$2.42	$3.25	$4.61	$6.28

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$2,081	$2,849	$3,976	$5,511
Change in foreign currency translation adjustment, net of tax	(18)	(245)	100	(285)
Change in unrealized gain (loss) on marketable securities, net of tax	(16)	(1)	(9)	(7)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(80)	234	(157)	277
Change in unrecognized pension and postretirement benefit costs, net of tax	21	18	41	42
Comprehensive Income (Loss)	$1,988	$2,855	$3,951	$5,538

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$3,976	$5,511
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,662	1,526
Pension and postretirement benefit (income) expense	486	433
Pension and postretirement benefit contributions	(1,328)	(123)
Self-insurance reserves	64	112
Deferred tax (benefit) expense	168	360
Stock compensation expense	165	617
Other (gains) losses	(19)	11
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	2,898	820
Other assets	187	(62)
Accounts payable	(1,921)	(508)
Accrued wages and withholdings	(535)	(348)
Other liabilities	(132)	22
Other operating activities	(77)	(78)
Net cash from operating activities	5,594	8,293
Cash Flows From Investing Activities:
Capital expenditures	(1,820)	(1,388)
Proceeds from disposal of businesses, property, plant and equipment	50	9
Purchases of marketable securities	(2,970)	(132)
Sales and maturities of marketable securities	1,903	130
Acquisitions, net of cash acquired	(34)	(99)
Other investing activities	12	(19)
Net cash used in investing activities	(2,859)	(1,499)
Cash Flows From Financing Activities:
Net change in short-term debt	—	—
Proceeds from long-term borrowings	2,503	—
Repayments of long-term borrowings	(1,596)	(1,105)
Purchases of common stock	(1,498)	(1,242)
Issuances of common stock	119	136
Dividends	(2,693)	(2,567)
Other financing activities	(417)	(508)
Net cash used in financing activities	(3,582)	(5,286)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	57	(28)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(790)	1,480
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	5,602	10,255
End of period	$4,812	$11,735

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2023, our results of operations for the three and six months ended June 30, 2023 and 2022, and our cash flows for the six months ended June 30, 2023 and 2022. The results reported in these unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
In the first six months of 2023, we reclassified certain operating expenses to better align with the manner in which we manage our operations. Substantially all of these costs were previously classified within operating expenses as Other expenses and have now been classified within operating expenses as Repairs and maintenance in the statements of consolidated income. The remaining line items within operating expenses impacted by this reclassification were inconsequential. As a result, the statements of consolidated income give effect to this reclassification as follows:
•For the three and six months ended June 30, 2023: decreasing Other expenses by $92 and $180 million, and increasing Repairs and maintenance by $93 and $176 million, respectively.
•For the three and six months ended June 30, 2022: decreasing Other expenses by $77 and $154 million, and increasing Repairs and maintenance by $84 and $159 million, respectively.
The reclassification had no impact on our reported revenue, operating profit, net income, or any internal performance measure on which management is compensated.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximated fair value as of June 30, 2023 and December 31, 2022. The fair values of our marketable securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short- and long-term debt in note 9 and our derivative instruments in note 15. We apply a fair value hierarchy (Levels 1, 2 and 3) when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3).
Use of Estimates
The preparation of the accompanying unaudited, consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of these financial statements, as well as the reported amounts of revenues and expenses during the reporting period.
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
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of June 30, 2023 and December 31, 2022, suppliers sold them $807 and $806 million, respectively, of our outstanding payment obligations.

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
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued before, but not effective until after, June 30, 2023, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

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
Disaggregation of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Next Day Air	$2,407	$2,656	$4,868	$5,250
Deferred	1,169	1,392	2,363	2,812
Ground	10,820	11,411	22,152	22,521
U.S. Domestic Package	14,396	15,459	29,383	30,583

Domestic	763	829	1,557	1,680
Export	3,468	3,976	7,020	7,754
Cargo & Other	184	268	381	515
International Package	4,415	5,073	8,958	9,949

Forwarding	1,376	2,389	2,890	4,978
Logistics	1,431	1,290	2,841	2,541
Other	437	555	908	1,093
Supply Chain Solutions	3,244	4,234	6,639	8,612

Consolidated revenue	$22,055	$24,766	$44,980	$49,144
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contract assets and liabilities as of June 30, 2023 and December 31, 2022 were as follows (in millions):

	Balance Sheet Location	June 30, 2023	December 31, 2022
Contract Assets:
Revenue related to in-transit packages	Other current assets	$252	$308

Contract Liabilities:
Short-term advance payments from customers	Other current liabilities	$12	$11
Long-term advance payments from customers	Other non-current liabilities	$25	$26
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
Our allowance for credit losses as of June 30, 2023 and December 31, 2022 was $151 and $146 million, respectively. Amounts for credit losses charged to expense, before recoveries, during each of the three months ended June 30, 2023 and 2022, were $41 and $52 million, respectively, and for the six months ended June 30, 2023 and 2022, were $83 and $106 million, respectively.

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
Our primary equity compensation programs are the UPS Long-Term Incentive Performance Program (the "LTIP") and the UPS Stock Option program. We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of UPS class A common stock at a discount.
On November 2, 2022, we amended and restated the terms and conditions of the UPS Management Incentive Program (the "MIP") effective January 1, 2023, to provide that awards under the MIP will be fully electable in the form of cash or unrestricted shares of class A common stock.
Pre-tax compensation expense for share-based awards recognized in Compensation and benefits in the statements of consolidated income for the three months ended June 30, 2023 and 2022 was $39 and $231 million, respectively, and for the six months ended June 30, 2023 and 2022 was $165 and $617 million, respectively.
Management Incentive Program
RPUs issued under the MIP prior to 2022 vested one year following the grant date subject to continued employment with the Company and were expensed on a straight-line basis (less estimated forfeitures) over the requisite service period. In cases of death, disability or retirement, RPUs vested and were expensed immediately.
RPUs issued under the MIP in 2022 vested on December 31, 2022. As a result, the award was classified as a compensation obligation and recorded in Accrued wages and withholdings on the consolidated balance sheet at that date. Based on the Compensation and Human Capital Committee of the UPS Board of Directors (the "Compensation Committee") approval of the 2022 MIP, we determined the award measurement date to be February 8, 2023 for U.S.-based employees and executive management, and March 20, 2023 for international employees. Each RPU issued under the MIP was valued using the closing New York Stock Exchange ("NYSE") prices of $186.36 and $183.49 on those dates. The compensation obligation recognized as of December 31, 2022 was relieved and the issuance of RPUs was recorded as Additional Paid-in Capital on the measurement date.
Long-Term Incentive Performance Program
RPUs issued under the LTIP vest at the end of a three-year performance period, subject to continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The actual number of RPUs earned is based on achievement of the performance targets established on the grant date.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions used and the weighted-average fair values of the LTIP awards granted in 2023 and 2022 are as follows:

	2023	2022
Risk-free interest rate	3.81%	2.35%
Expected volatility	30.30%	31.92%
Fair value of RPUs granted	$199.95	$227.00
Share payout	107.80%	107.37%
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
The fair value of each option granted is estimated using a Black-Scholes option pricing model. The weighted-average assumptions used and the weighted-average fair values of options granted in 2023 and 2022 are as follows:

	2023	2022
Expected dividend yield	3.54%	2.35%
Risk-free interest rate	3.70%	2.39%
Expected life (in years)	5.93	7.50
Expected volatility	28.31%	25.04%
Fair value of options granted	$41.08	$48.45

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. MARKETABLE SECURITIES AND NON-CURRENT INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of June 30, 2023 and December 31, 2022 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2023:
Current trading marketable securities:
Equity securities	$6	$—	$—	$6
Total trading marketable securities	6	—	—	6

Current available-for-sale securities:
U.S. government and agency debt securities	975	—	(11)	964
Mortgage and asset-backed debt securities	8	—	—	8
Corporate debt securities	2,059	—	(15)	2,044
U.S. state and local municipal debt securities	3	—	—	3
Non-U.S. government debt securities	46	—	—	46
Total available-for-sale marketable securities	3,091	—	(26)	3,065

Total current marketable securities	$3,097	$—	$(26)	$3,071

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2022:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	355	—	(8)	347
Mortgage and asset-backed debt securities	9	—	—	9
Corporate debt securities	1,472	—	(6)	1,466
U.S. state and local municipal debt securities	4	—	—	4
Non-U.S. government debt securities	165	—	—	165
Total available-for-sale marketable securities	2,005	—	(14)	1,991

Total current marketable securities	$2,007	$—	$(14)	$1,993
Investment Impairments
We have concluded that no material impairment losses existed as of June 30, 2023. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturity Information
The amortized cost and estimated fair value of marketable securities as of June 30, 2023 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$1,596	$1,591
Due after one year through three years	1,489	1,468
Due after three years through five years	6	6
Due after five years	—	—
	3,091	3,065
Equity securities	6	6
	$3,097	$3,071
Non-Current Investments
We hold non-current investments that are reported within Other Non-Current Assets in our consolidated balance sheets. Cash paid for these investments is included in Other investing activities in our statements of consolidated cash flows.
•Equity method investments: As of June 30, 2023 and December 31, 2022, equity securities accounted for under the equity method had a carrying value of $252 and $256 million, respectively.
•Other equity securities: Certain equity securities that do not have readily determinable fair values are reported in accordance with the measurement alternative in ASC Topic 321 Investments - Equity Securities. As of June 30, 2023 and December 31, 2022, we held equity securities accounted for using the measurement alternative of $33 and $31 million, respectively.
•Other investments: We hold an investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. The investment had a fair market value of $19 and $18 million as of June 30, 2023 and December 31, 2022, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2023:
Marketable Securities:
U.S. government and agency debt securities	$964	$—	$—	$964
Mortgage and asset-backed debt securities	—	8	—	8
Corporate debt securities	—	2,044	—	2,044
U.S. state and local municipal debt securities	—	3	—	3
Equity securities	—	6	—	6
Non-U.S. government debt securities	—	46	—	46
Total marketable securities	964	2,107	—	3,071
Other non-current investments(1)	—	19	—	19
Total	$964	$2,126	$—	$3,090
(1) Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.

December 31, 2022:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable Securities:
U.S. government and agency debt securities	$279	$68	$—	$347
Mortgage and asset-backed debt securities	—	9	—	9
Corporate debt securities	—	1,466	—	1,466
U.S. state and local municipal debt securities	—	4	—	4
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	165	—	165
Total marketable securities	279	1,714	—	1,993
Other non-current investments(1)	—	18	—	18
Total	$279	$1,732	$—	$2,011

(1) Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.
There were no transfers of investments into or out of Level 3 during the six months ended June 30, 2023 or 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2023 and December 31, 2022 consisted of the following (in millions):

	2023	2022
Vehicles	$11,098	$10,628
Aircraft	22,828	22,598
Land	2,151	2,140
Buildings	6,178	6,032
Building and leasehold improvements	5,169	5,067
Plant equipment	16,456	16,145
Technology equipment	2,567	2,411
Construction-in-progress	2,870	2,409
	69,317	67,430
Less: Accumulated depreciation and amortization	(33,816)	(32,711)
Property, Plant and Equipment, Net	$35,501	$34,719
Property, plant and equipment purchased on account was $684 and $176 million as of June 30, 2023 and December 31, 2022, respectively.
For the three and six months ended June 30, 2023 and 2022, there were no material impairment charges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost (income) for our company-sponsored pension and postretirement benefit plans for the three and six months ended June 30, 2023 and 2022 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2023	2022	2023	2022	2023	2022
Three Months Ended June 30:
Service cost	$293	$506	$5	$7	$11	$17
Interest cost	627	487	29	21	16	11
Expected return on assets	(741)	(820)	(3)	(1)	(21)	(20)
Amortization of prior service cost	26	23	1	—	—	1
Net periodic benefit cost (income)	$205	$196	$32	$27	$6	$9

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2023	2022	2023	2022	2023	2022
Six Months Ended June 30:
Service cost	$586	$1,012	$10	$15	$22	$35
Interest cost	1,254	975	58	41	33	23
Expected return on assets	(1,483)	(1,640)	(6)	(2)	(42)	(40)
Amortization of prior service cost	53	46	1	—	—	1
Settlement and curtailment (gain) loss	—	—	—	—	—	(33)
Net periodic benefit cost (income)	$410	$393	$63	$54	$13	$(14)
The components of net periodic benefit cost (income) other than current service cost are presented within Investment income and other in the statements of consolidated income.
During the first six months of 2022, we amended the UPS Canada Ltd. Retirement Plan to cease future benefit accruals effective December 31, 2023. We remeasured the plan's assets and benefit obligation, which resulted in a curtailment gain of $33 million ($24 million after-tax) for the six months ended June 30, 2022. The gain is included in Investment income and other in the statement of consolidated income.
During the six months ended June 30, 2023, we contributed $1.2 billion and $92 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We expect to contribute approximately $45 and $26 million over the remainder of the year to our pension and U.S. postretirement medical benefit plans, respectively.
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
As of June 30, 2023 and December 31, 2022, we had $817 and $821 million, respectively, recorded in Other Non-Current Liabilities in our consolidated balance sheets and $8 million as of each of June 30, 2023 and December 31, 2022 recorded in Other current liabilities in our consolidated balance sheets associated with our previous withdrawal from the New England Teamsters and Trucking Industry Pension Fund. This liability is payable in equal monthly installments over a remaining term of approximately 39 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of June 30, 2023 and December 31, 2022 was $705 and $686 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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
Collective Bargaining Agreements
We have more than 300,000 employees in the U.S. employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. These agreements were scheduled to expire on July 31, 2023. On July 25, 2023, we reached a new tentative national master agreement with the Teamsters. For additional information on these agreements and the ratification process, see note 18. No assurances of the timing of the ratification process can be provided. Customers may further reduce their business or stop doing business with us if they believe that such ratification process or the timing thereof may adversely affect our ability to provide services. In that event, we may permanently lose customers and this could materially adversely affect us. The terms of future collective bargaining agreements also may affect our competitive position and results of operations.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of June 30, 2023 and December 31, 2022 (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
December 31, 2022:	$847	$492	$2,884	$4,223
Acquired	—	—	8	8
Impairments	—	—	(8)	(8)
Currency / Other	—	3	24	27
June 30, 2023:	$847	$495	$2,908	$4,250
During the six months ended June 30, 2023:
•We recorded an increase in goodwill of $8 million, as part of purchase accounting for our November 2022 acquisition of Bomi Group. Certain areas, including our estimates of tax positions, remain preliminary as of June 30, 2023.
•We recorded an immaterial impairment charge related to the closure of a trade management services business within Supply Chain Solutions.
•The remaining movements are due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
We complete our annual goodwill impairment evaluation as of July 1st on a reporting unit basis. Our 2022 annual impairment testing indicated that the fair value of goodwill associated with our Roadie reporting unit remained greater than its carrying value, although this excess was less than 10 percent. The goodwill associated with our Roadie reporting unit as of June 30, 2023 was $241 million.
For each of our reporting units and our indefinite-lived trade name, we continue to monitor the combined impact of macroeconomic conditions and business performance on our estimates of fair value. While we do not believe it is more likely than not our reporting unit fair values are less than their respective carrying values as of June 30, 2023, actual reporting unit performance, revisions to our forecasts of reporting unit performance, changes in estimates or assumptions in connection with our annual testing, or a combination thereof could result in an impairment charge in one or more of our reporting units during the third quarter of 2023 or another future period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of intangible assets as of June 30, 2023 and December 31, 2022 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2023:
Capitalized software	$5,507	$(3,694)	$1,813
Licenses	55	(38)	17
Franchise rights	260	(42)	218
Customer relationships	860	(472)	388
Trade name	126	(12)	114
Trademarks, patents and other	187	(51)	136
Amortizable intangible assets	$6,995	$(4,309)	$2,686
Indefinite-lived intangible assets	204	—	204
Total Intangible Assets, Net	$7,199	$(4,309)	$2,890
December 31, 2022:
Capitalized software	$5,186	$(3,500)	$1,686
Licenses	55	(30)	25
Franchise rights	226	(37)	189
Customer relationships	872	(453)	419
Trade name	125	(8)	117
Trademarks, patents and other	183	(27)	156
Amortizable intangible assets	$6,647	$(4,055)	$2,592
Indefinite-lived intangible assets	204	—	204
Total Intangible Assets, Net	$6,851	$(4,055)	$2,796
A trade name and licenses with carrying values of $200 and $4 million, respectively, as of June 30, 2023 are deemed to be indefinite-lived intangible assets, and therefore are not amortized. There were no events or changes in circumstances during the six months ended June 30, 2023 that would indicate the carrying amount of our indefinite-lived intangible assets may be impaired as of the date of this report.
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. There were no impairment charges for finite-lived intangible assets during the six months ended June 30, 2023 or 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of June 30, 2023 and December 31, 2022 consisted of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2023	2022
Fixed-rate senior notes:
2.500% senior notes	$—	2023	$—	$999
2.800% senior notes	500	2024	499	499
2.200% senior notes	400	2024	399	399
3.900% senior notes	1,000	2025	998	997
2.400% senior notes	500	2026	499	499
3.050% senior notes	1,000	2027	995	995
3.400% senior notes	750	2029	747	747
2.500% senior notes	400	2029	398	397
4.450% senior notes	750	2030	745	744
4.875% senior notes	900	2033	894	—
6.200% senior notes	1,500	2038	1,485	1,485
5.200% senior notes	500	2040	494	494
4.875% senior notes	500	2040	491	491
3.625% senior notes	375	2042	369	369
3.400% senior notes	500	2046	492	492
3.750% senior notes	1,150	2047	1,138	1,137
4.250% senior notes	750	2049	743	743
3.400% senior notes	700	2049	688	688
5.300% senior notes	1,250	2050	1,231	1,231
5.050% senior notes	1,100	2053	1,082	—
Floating-rate senior notes:
Floating-rate senior notes	—	2023	—	500
Floating-rate senior notes	1,566	2049-2073	1,549	1,027

Debentures:
7.620% debentures	276	2030	280	280
Pound Sterling notes:
5.500% notes	84	2031	83	79
5.125% notes	573	2050	545	521
Euro senior notes:
0.375% senior notes	763	2023	763	745
1.625% senior notes	763	2025	761	744
1.000% senior notes	545	2028	543	531
1.500% senior notes	545	2032	542	530
Canadian senior notes:
2.125% senior notes	566	2024	564	553
Finance lease obligations	416	2023-2046	416	390
Facility notes and bonds	320	2029-2045	320	320
Other debt	10	2023-2026	10	36
Total debt	$20,952		20,763	19,662
Less: current maturities			(1,412)	(2,341)
Long-term debt			$19,351	$17,321

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. As of June 30, 2023, we had no outstanding balances under our commercial paper programs. The amount of commercial paper outstanding under these programs in 2023 is expected to fluctuate.
Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term liabilities in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.
Debt Repayments
During the first quarter of 2023, we repaid approximately $16 million of foreign-currency-denominated debt assumed in the Bomi Group acquisition.
On April 1, 2023, our 2.500% Senior Notes with a principal balance of $1.0 billion and our floating rate senior notes with a principal balance of $500 million matured and were repaid in full.
Debt Issuances
On February 23, 2023, we issued two series of notes in the principal amounts of $900 million and $1.1 billion. These notes bear interest at 4.875% and 5.050%, respectively, and mature on March 3, 2033 and March 3, 2053, respectively. Interest on the notes is payable semi-annually, beginning September 2023. Each series of notes is callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of scheduled payments of principal and interest, plus accrued and unpaid interest.
On March 7, 2023, we issued floating rate senior notes with a principal balance of  $529 million. These notes bear interest at a rate equal to the compounded Secured Overnight Financing Rate ("SOFR") less 0.350% per year and mature on March 15, 2073. These notes are callable at various times after 30 years at a stated percentage of par value and are redeemable at the option of the note holders at various times after one year at a stated percentage of par value.
Reference Rate Reform
Our floating-rate senior notes that mature between 2049 and 2067 bore interest at rates that referenced the London Interbank Offer Rate ("LIBOR") for U.S. Dollars. As part of a broader program of reference rate reform, U.S. Dollar LIBOR rates ceased to be published after June 2023. Beginning July 1, 2023, we transitioned these notes to an alternative reference rate, SOFR, which was adopted in accordance with recommendations of the Alternative Reference Rates Committee.
Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion, and expires on December 5, 2023. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of June 30, 2023 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, may be used at our discretion.
The second agreement provides revolving credit facilities of $2.0 billion, and expires on December 7, 2026. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of June 30, 2023 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.

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
There were no amounts outstanding under these facilities as of June 30, 2023.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2023, and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2023, 10% of net tangible assets was equivalent to $4.9 billion and we had no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $20.2 and $18.2 billion as of June 30, 2023 and December 31, 2022, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$219	$184	$426	$367
Finance lease costs:
Amortization of assets	28	28	57	56
Interest on lease liabilities	5	3	9	7
Total finance lease costs	33	31	66	63
Variable lease costs	68	64	140	132
Short-term lease costs	226	323	503	625
Total lease costs(1)	$546	$602	$1,135	$1,187
(1) This table excludes sublease income as it was not material to the three and six months ended June 30, 2023 or 2022.
In addition to the lease costs disclosed in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. We recognized $13 million of impairments during the three and six months ended June 30, 2023. There were no material impairments recognized during the three or six months ended June 30, 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to leases and location within our consolidated balance sheets is as follows (in millions, except lease term and discount rate):

	June 30, 2023	December 31, 2022
Operating Leases:
Operating lease right-of-use assets	$4,219	$3,755

Current maturities of operating leases	$673	$621
Non-current operating leases	3,680	3,238
Total operating lease obligations	$4,353	$3,859

Finance Leases:
Property, plant and equipment, net	$843	$959

Current maturities of long-term debt, commercial paper and finance leases	$84	$92
Long-term debt and finance leases	332	298
Total finance lease obligations	$416	$390

Weighted average remaining lease term (in years):
Operating leases	11.2	10.8
Finance leases	8.4	8.4

Weighted average discount rate:
Operating leases	2.91%	2.32%
Finance leases	3.59%	3.17%

Supplemental cash flow information related to leases is as follows (in millions):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$419	$354
Operating cash flows from finance leases	8	2
Financing cash flows from finance leases	79	105

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$826	$345
Finance leases	$106	$72

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease obligations as of June 30, 2023 were as follows (in millions):

	Finance Leases	Operating Leases
2023	$54	$382
2024	90	763
2025	66	688
2026	44	586
2027	40	504
Thereafter	207	2,249
Total lease payments	501	5,172
Less: Imputed interest	(85)	(819)
Total lease obligations	416	4,353
Less: Current obligations	(84)	(673)
Long-term lease obligations	$332	$3,680
As of June 30, 2023, we had $752 million of additional leases which had not commenced. These leases will commence between 2023 and 2025 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

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
In July 2023, another matter, Baker v. United Parcel Service, Inc. (DE) and United Parcel Service, Inc. (OH) was certified as a class action in federal court in the Eastern District of Washington. The plaintiff in this matter alleges that UPS violated the Uniformed Services Employment and Reemployment Rights Act. We are vigorously defending ourselves in this matter and believe that we have a number of meritorious defenses, and there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, at this time, we are not able to estimate a possible loss or range of losses that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our operations or financial condition.
Other Matters
In August 2016, Spain’s National Markets and Competition Commission ("CNMC") announced an investigation into 10 companies in the commercial delivery and parcel industry, including UPS, related to alleged nonaggression agreements to allocate customers. In May 2017, we received a Statement of Objections issued by the CNMC. In July 2017, we received a Proposed Decision from the CNMC. In March 2018, the CNMC adopted a final decision, finding an infringement and imposing an immaterial fine on UPS. We appealed the decision. In December 2022, a trial court ruled against us. We have filed an appeal before the Spanish Supreme Court. We are vigorously defending ourselves and believe that we have a number of meritorious defenses. There are also unresolved questions of law that could be important to the ultimate resolution of this matter. We do not believe that any loss from this matter would have a material impact on our operations or financial condition.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Minority Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of June 30, 2023, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of June 30, 2023, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interests accounts for the three and six months ended June 30, 2023 and 2022 (in millions, except per share amounts):

Three Months Ended June 30:	2023		2022
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	135	$2	140	$2
Stock award plans	—	—	2	—
Common stock issuances	—	—	—	—
Conversions of class A to class B common stock	(3)	—	(4)	—
Class A shares issued at end of period	132	$2	138	$2
Class B Common Stock
Balance at beginning of period	724	$7	734	$7
Common stock purchases	(4)	—	(6)	—
Conversions of class A to class B common stock	3	—	4	—
Class B shares issued at end of period	723	$7	732	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$1,231
Stock award plans		32		212
Common stock purchases		(135)		(983)
Common stock issuances		108		113
Other (1)		(5)		—
Balance at end of period		$—		$573
Retained Earnings
Balance at beginning of period		$21,510		$17,433
Net income attributable to common shareowners		2,081		2,849
Dividends ($1.62 and $1.52 per share) (2)		(1,393)		(1,327)
Common stock purchases		(615)		—
Other		1		3
Balance at end of period		$21,584		$18,958
Non-Controlling Minority Interest
Balance at beginning of period		$15		$18
Change in non-controlling minority interest		3		3
Balance at end of period		$18		$21
(1) Includes a 1% excise tax applicable to share repurchases.
(2) The dividend per share amount is the same for both class A and class B common stock. Dividends included $48 and $44 million as of June 30, 2023 and 2022, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:	2023		2022
	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of period	134	$2	138	$2
Stock award plans	3	—	6	—
Common stock issuances	1	—	1	—
Conversions of class A to class B common stock	(6)	—	(7)	—
Class A shares outstanding at end of period	132	$2	138	$2
Class B Common Stock:
Balance at beginning of period	725	$7	732	$7
Common stock purchases	(8)	—	(7)	—
Conversions of class A to class B common stock	6	—	7	—
Class B shares outstanding at end of period	723	$7	732	$7
Additional Paid-In Capital:
Balance at beginning of period		$—		$1,343
Stock award plans		377		177
Common stock purchases		(627)		(1,243)
Common stock issuances		255		296
Other (1)		(5)		—
Balance at end of period		$—		$573
Retained Earnings:
Balance at beginning of period		$21,326		$16,179
Net income attributable to controlling interests		3,976		5,511
Dividends ($3.24 and $3.04 per share) (2)		(2,846)		(2,733)
Common stock purchases		(873)		—
Other		1		1
Balance at end of period		$21,584		$18,958
Non-Controlling Interests:
Balance at beginning of period		$17		$16
Change in non-controlling interest		1		5
Balance at end of period		$18		$21
(1) Includes a 1% excise tax applicable to share repurchases.
(2) The dividend per share amount is the same for both class A and class B common stock. Dividends include $153 and $166 million as of June 30, 2023 and 2022, respectively, that were settled in shares of class A common stock.

We repurchased 4.3 and 8.4 million shares of class B common stock for $750 million and $1.5 billion during the three and six months ended June 30, 2023, respectively. We repurchased 5.5 and 6.7 million shares of class B common stock for $983 million and $1.2 billion during the three and six months ended June 30, 2022, respectively. These repurchases were completed as follows:
•In August 2021, the Board of Directors authorized the company to repurchase up to $5.0 billion of class A and class B common stock (the "2021 Authorization"). For the six months ended months ended June 30, 2023, we repurchased 0.5 million shares of class B common stock for $82 million under this authorization. The share repurchases discussed above for the three and six months ended June 30, 2022, were completed under this authorization.
•In January 2023, the Board of Directors terminated the 2021 Authorization and approved a new share repurchase authorization for $5.0 billion of class A and class B common stock (the "2023 Authorization"). For the three and six months ended June 30, 2023, we repurchased 4.3 and 7.9 million shares for $750 million and $1.4 billion, respectively, under the 2023 Authorization. As of June 30, 2023, we had $3.6 billion available under this repurchase authorization.
We anticipate our share repurchases will total approximately $3.0 billion in 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 was as follows (in millions):

Three Months Ended June 30:	2023	2022
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of period	$(1,328)	$(1,202)
Translation adjustment (net of tax effect of $2 and $7)	(18)	(245)
Reclassification to earnings (net of tax effect of $0 and $0)	—	—
Balance at end of period	(1,346)	(1,447)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of period	(4)	(7)
Current period changes in fair value (net of tax effect of $(5) and $0)	(16)	(1)
Reclassification to earnings (net of tax effect of $0 and $0)	—	—
Balance at end of period	(20)	(8)
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	90	26
Current period changes in fair value (net of tax effect of $(14) and $89)	(43)	283
Reclassification to earnings (net of tax effect of $(12) and $(16))	(37)	(49)
Balance at end of period	10	260
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(239)	(2,074)
Net actuarial gain (loss) resulting from remeasurements of plan assets and liabilities (net of tax effect of $0 and $0)	—	—
Reclassification to earnings (net of tax effect of $6 and $6)	21	18
Balance at end of period	(218)	(2,056)
Accumulated other comprehensive income (loss) at end of period	$(1,574)	$(3,251)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:	2023	2022
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,446)	$(1,162)
Translation adjustment (net of tax effect of $(13) and $7)	97	(285)
Reclassification to earnings (net of tax effect of $0 and $0)	3	—
Balance at end of period	(1,346)	(1,447)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(11)	(1)
Current period changes in fair value (net of tax effect of $(4) and $(2))	(11)	(7)
Reclassification to earnings (net of tax effect of $1 and $0)	2	—
Balance at end of period	(20)	(8)
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	167	(17)
Current period changes in fair value (net of tax effect of $(22) and $112)	(69)	355
Reclassification to earnings (net of tax effect of $(28) and $(25))	(88)	(78)
Balance at end of period	10	260
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(259)	(2,098)
Net actuarial gain (loss) resulting from remeasurements of plan assets and liabilities (net of tax effect of $0 and $11)	—	31
Reclassification to earnings (net of tax effect of $13 and $3)	41	11
Balance at end of period	(218)	(2,056)
Accumulated other comprehensive income (loss) at end of period	$(1,574)	$(3,251)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from accumulated other comprehensive income (loss) to the statements of consolidated income for the three and six months ended June 30, 2023 and 2022 is as follows (in millions):

	Amount Reclassified from AOCI(1)		Affected Line Item in the Income Statement
Three Months Ended June 30:	2023	2022
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	$(2)	$(2)	Interest expense
Foreign currency exchange contracts	51	67	Revenue
Income tax (expense) benefit	(12)	(16)	Income tax expense
Impact on net income	37	49	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(27)	(24)	Investment income and other
Income tax (expense) benefit	6	6	Income tax expense
Impact on net income	(21)	(18)	Net income
Total amount reclassified for the period	$16	$31	Net income
(1) Accumulated other comprehensive income (loss)

	Amount Reclassified from AOCI(1)		Affected Line Item in the Income Statement
Six Months Ended June 30:	2023	2022
Unrealized Gain (Loss) on Foreign Currency Translation:
Realized gain (loss) on business wind-down	$(3)	$—	Other expenses
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	(3)	—	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	(3)	—	Investment income and other
Income tax (expense) benefit	1	—	Income tax expense
Impact on net income	(2)	—	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(3)	(5)	Interest expense
Foreign currency exchange contracts	119	108	Revenue
Income tax (expense) benefit	(28)	(25)	Income tax expense
Impact on net income	88	78	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(54)	(47)	Investment income and other
Curtailment of benefit obligation	—	33	Investment income and other
Income tax (expense) benefit	13	3	Income tax expense
Impact on net income	(41)	(11)	Net income
Total amount reclassified for the period	$42	$67	Net income
(1) Accumulated other comprehensive income (loss)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock
We maintain a deferred compensation plan whereby certain employees were previously able to elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as Deferred compensation obligations within Shareowners’ Equity in the consolidated balance sheets. The number of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations. Employees are generally no longer able to defer the gains from stock options exercised.
Activity in the deferred compensation program for the three and six months ended June 30, 2023 and 2022 was as follows (in millions):

	2023		2022
Three Months Ended June 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$9		$12
Reinvested dividends		—		1
Benefit payments		—		(1)
Balance at end of period		$9		$12
Treasury Stock:
Balance at beginning of period	—	$(9)	—	$(12)
Reinvested dividends	—	—	—	(1)
Benefit payments	—	—	—	1
Balance at end of period	—	$(9)	—	$(12)

	2023		2022
Six Months Ended June 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$13		$16
Reinvested dividends		—		1
Benefit payments		(4)		(5)
Balance at end of period		$9		$12
Treasury Stock:
Balance at beginning of period	—	$(13)	—	$(16)
Reinvested dividends	—	—	—	(1)
Benefit payments	—	4	—	5
Balance at end of period	—	$(9)	—	$(12)

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
International Package
International Package operations include delivery to more than 220 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or destination outside the United States. Our International Package reporting segment includes our operations in Asia, Europe, the Indian sub-continent, the Middle East, Africa, Canada and Latin America.
Supply Chain Solutions
Supply Chain Solutions includes our Forwarding, Logistics, UPS Mail Innovations, Coyote, Healthcare and other businesses. Our Forwarding, Logistics and UPS Mail Innovations businesses provide services in more than 200 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, distribution and post-sales services, mail and consulting services. Coyote offers truckload brokerage services primarily in the United States. Our Healthcare businesses provide supply chain solutions to the healthcare and life sciences industries. Other businesses within Supply Chain Solutions include The UPS Store, UPS Capital, Roadie and Delivery Solutions.
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
Results of operations for the three and six months ended June 30, 2023 and 2022 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
U.S. Domestic Package	$14,396	$15,459	$29,383	$30,583
International Package	4,415	5,073	8,958	9,949
Supply Chain Solutions	3,244	4,234	6,639	8,612
Consolidated revenue	$22,055	$24,766	$44,980	$49,144
Operating Profit:
U.S. Domestic Package	$1,602	$1,829	$3,068	$3,491
International Package	883	1,193	1,711	2,309
Supply Chain Solutions	295	513	542	986
Consolidated operating profit	$2,780	$3,535	$5,321	$6,786

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per-share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to common shareowners	$2,081	$2,849	$3,976	$5,511
Denominator:
Weighted average shares	857	871	858	871
Vested portion of restricted units	3	3	3	3
Denominator for basic earnings per share	860	874	861	874
Effect of dilutive securities:
Restricted units	1	1	1	3
Stock options	—	1	1	1
Denominator for diluted earnings per share	861	876	863	878
Basic earnings per share	$2.42	$3.26	$4.62	$6.31
Diluted earnings per share	$2.42	$3.25	$4.61	$6.28
Diluted earnings per share for the three and six months ended June 30, 2023 and 2022 excluded the effect of 0.2 and 0.1 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
As of June 30, 2023 and December 31, 2022, we held cash collateral of $238 and $534 million, respectively, under these agreements. This collateral is included in Cash and cash equivalents in the consolidated balance sheets and is unrestricted. As of June 30, 2023, we were required to post $1 million with our counterparties. As of December 31, 2022, no collateral was required to be posted with our counterparties.
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
We may also hedge portions of our anticipated cash settlements of principal and interest on certain foreign currency denominated debt. We generally designate and account for these contracts as cash flow hedges of forecasted foreign currency denominated transactions.
We hedge our net investment in certain foreign operations with foreign currency denominated debt instruments.
Interest Rate Risk Management
We may use a combination of derivative instruments to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing.
We generally designate and account for interest rate swaps that convert fixed-rate interest payments into floating-rate interest payments as fair value hedges of the associated debt instruments. We designate and account for interest rate swaps that convert floating-rate interest payments into fixed-rate interest payments as cash flow hedges of the forecasted payment obligations.
We may periodically hedge the forecasted fixed-coupon interest payments associated with anticipated debt offerings by using forward starting interest rate swaps, interest rate locks or similar derivatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of June 30, 2023 and December 31, 2022, the notional amounts of our outstanding derivative positions were as follows (in millions):

		June 30, 2023	December 31, 2022
Currency hedges:
Euro	EUR	3,778	4,115
British Pound Sterling	GBP	733	856
Canadian Dollar	CAD	1,470	1,598
Hong Kong Dollar	HKD	3,553	4,261

Interest rate hedges:
Floating to Fixed Interest Rate Swaps	USD	28	28
As of June 30, 2023 and December 31, 2022, we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in the consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in the consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in the consolidated balance sheets had we elected to apply the right of offset as of June 30, 2023 and December 31, 2022 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$116	$174	$100	$171
Foreign currency exchange contracts	Other non-current assets	Level 2	127	250	89	226
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	—	1	—	1
Total Asset Derivatives			$243	$425	$189	$398

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$16	$3	$—	$—
Foreign currency exchange contracts	Other non-current liabilities	Level 2	39	24	1	—
Interest rate contracts	Other non-current liabilities	Level 2	5	5	5	5
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	—	—	—	—
Total Liability Derivatives			$60	$32	$6	$5

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
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of June 30, 2023 and December 31, 2022 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	June 30, 2023	June 30, 2023	December 31, 2022	December 31, 2022
Long-term debt and finance leases	$280	$5	$280	$5
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains (losses) that have been recognized in the statements of consolidated income for fair value and cash flow hedges, as well as the associated gain (loss) for the underlying hedged item for fair value hedges for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2023			2022
	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$—	$—	$—	$3	$—
Derivatives designated as hedging instruments	—	—	—	—	(3)	—
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(2)	—	—	(2)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	51	—	—	67	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$51	$(2)	$—	$67	$(2)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2023			2022
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain (loss) on fair value hedging relationships:
Interest Rate Contracts:
Hedged items	$—	$—	$—	$—	$11	$—
Derivatives designated as hedging instruments	—	—	—	—	(11)	—
Gain (loss) on cash flow hedging relationships:
Interest Rate Contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income	—	(3)	—	—	(5)	—
Foreign Currency Exchange Contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income	119	—	—	108	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$119	$(3)	$—	$108	$(5)	$—
The following table indicates the amount of gains (losses) that have been recognized in AOCI for the three and six months ended June 30, 2023 and 2022 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2023	2022
Interest rate contracts	$—	$1
Foreign currency exchange contracts	(57)	371
Total	$(57)	$372

Six Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2023	2022
Interest rate contracts	$—	$4
Foreign currency exchange contracts	(91)	463
Total	$(91)	$467
As of June 30, 2023, there were $94 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending June 30, 2024. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 9 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three and six months ended June 30, 2023 and 2022 for those instruments designated as net investment hedges (in millions):

Three Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2023	2022
Foreign currency denominated debt	$(25)	$181
Total	$(25)	$181

Six Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2023	2022
Foreign currency denominated debt	$(98)	$227
Total	$(98)	$227
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
Amounts recorded in the statements of consolidated income related to fair value changes and settlements of interest rate swaps and foreign currency forward contracts not designated as hedges for the three and six months ended June 30, 2023 and 2022 (in millions) were as follows:

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2023	2022
Three Months Ended June 30:
Foreign currency exchange contracts	Investment income and other	$(1)	$(58)
Total		$(1)	$(58)

Six Months Ended June 30:
Foreign currency exchange contracts	Investment income and other	$3	$(86)
Total		$3	$(86)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES
Our effective tax rate increased to 23.5% in the second quarter from 22.9% in the same period of 2022 (24.2% year to date compared to 22.3% in 2022). The year-over-year increase was driven by lower excess tax benefits related to share-based compensation, unfavorable changes in jurisdictional earnings mix and uncertain tax positions.
We have recognized liabilities for uncertain tax positions and we reevaluate these uncertain tax positions on a quarterly basis. A number of years may elapse before an uncertain tax position is audited and ultimately settled. It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. Items that may cause changes to unrecognized tax benefits include the allowance or disallowance of deductions, the timing of deductions and the allocation of income and expense between tax jurisdictions. These changes could result from the settlement of ongoing litigation, the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances. Over the next twelve months, it is reasonably possible that the amount of unrecognized tax benefits may decrease by up to $186 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. TRANSFORMATION STRATEGY COSTS
We are undertaking an enterprise-wide transformation of our organization that includes initiatives, as well as changes in processes and technology, that impact global direct and indirect operating costs. During the quarter, we began implementing staffing adjustment initiatives to reduce our overhead cost and better align direct labor headcount with volumes. As of June 30, 2023, we recorded an accrual for separation costs of $85 million on the consolidated balance sheet. We expect substantially all of these costs will be paid by December 31, 2023.
The table below presents transformation strategy costs for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Transformation Strategy Costs:
Compensation and benefits	$109	$23	$97	$56
Total other expenses	30	18	45	40
Total Transformation Strategy Costs	$139	$41	$142	$96

Income Tax Benefit from Transformation Strategy Costs	(33)	(10)	(33)	(22)
After-Tax Transformation Strategy Costs	$106	$31	$109	$74
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. SUBSEQUENT EVENTS
On July 25, 2023, we reached a tentative new national master agreement with the Teamsters that provides us with the flexibility we need to continue to innovate and deliver industry-leading customer service. The economic provisions in the tentative new national master agreement include pay and benefit increases for both our part-time and full-time Teamster employees, as well as workplace enhancements for employees. Subject to ratification by our Teamster-represented employees, the new agreements will be retroactively effective as of August 1, 2023.
As of the date hereof, we cannot provide any assurances as to the timing or certainty of ratification. The Teamsters have indicated publicly, however, that the ratification voting process will conclude by August 22. The failure by Teamster employees to ratify the new national master agreement could have a material adverse effect on our business, financial condition and results of operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
As the world's premier package delivery company and a leading provider of global supply chain management solutions, we seek to provide industry-leading service to our customers by combining our digital capabilities with our global integrated network. Under our Customer First, People Led, Innovation Driven strategy, we are continuing to invest in our business to improve the customer experience, increase productivity and drive growth in targeted customer segments.
In the second quarter, we continued the global expansion of our Digital Access Program to make it easier for e-commerce platforms and small- and medium-sized businesses ("SMBs") to do business with us. We continued deploying our Smart Package-Smart Facility technology, added to our network of dedicated healthcare distribution facilities and continued to expand our joint venture in India's domestic market.
Macroeconomic headwinds, including persistent global inflation, declines in U.S. manufacturing production and volume diversion resulting from our labor negotiations with the Teamsters, led to a challenging operating environment in the second quarter and year-to-date periods. Internationally, the economic recovery in Asia slowed during the second quarter, while conditions in Europe remained challenging throughout the period.
These factors led to volume declines in our global small package operations for both the quarter and year to date, and we anticipate that they will continue to impact us throughout the remainder of the year.
Notwithstanding the challenging external environment, we managed our network with agility, focused on productivity and controlled cost to deliver operating profit that was in line with our expectations. Additionally, we returned cash to shareowners through dividends and share repurchases and continued to make long-term investments to support our strategy.
On July 25, 2023, we reached a tentative new national master agreement with the International Brotherhood of Teamsters. For additional information, see note 18 to the accompanying unaudited, consolidated financial statements.
We have two reportable segments: U.S. Domestic Package and International Package. Our remaining businesses are reported as Supply Chain Solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Highlights of our consolidated results, which are discussed in more detail below, include:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue (in millions)	$22,055	$24,766	$(2,711)	(10.9)%	$44,980	$49,144	$(4,164)	(8.5)%
Operating Expenses (in millions)	19,275	21,231	(1,956)	(9.2)%	39,659	42,358	(2,699)	(6.4)%
Operating Profit (in millions)	$2,780	$3,535	$(755)	(21.4)%	$5,321	$6,786	$(1,465)	(21.6)%
Operating Margin	12.6%	14.3%			11.8%	13.8%
Net Income (in millions)	$2,081	$2,849	$(768)	(27.0)%	$3,976	$5,511	$(1,535)	(27.9)%
Basic Earnings Per Share	$2.42	$3.26	$(0.84)	(25.8)%	$4.62	$6.31	$(1.69)	(26.8)%
Diluted Earnings Per Share	$2.42	$3.25	$(0.83)	(25.5)%	$4.61	$6.28	$(1.67)	(26.6)%

Operating Days	64	64			128	128
Average Daily Package Volume (in thousands)	20,902	23,071		(9.4)%	21,445	23,175		(7.5)%
Average Revenue Per Piece	$13.92	$13.72	$0.20	1.5%	$13.83	$13.49	$0.34	2.5%
•Average daily package volume and revenue in our global small package operations decreased for the quarter and year to date, with declines in both commercial and residential shipments, primarily as a result of the external conditions and labor-related uncertainties described herein.
•Operating expenses decreased for the quarter and year to date, driven by a reduction in purchased transportation in Supply Chain Solutions and reductions in fuel expense in our small package operations, as well as the impact of our ongoing productivity initiatives.
•Operating profit and operating margin decreased for the quarter and year to date, as revenue declines were greater than operating expense reductions.
•We reported second quarter net income of $2.1 billion and diluted earnings per share of $2.42 per share ($4.0 billion and $4.61 per share, year to date). Adjusted diluted earnings per share were $2.54 per share for the second quarter, which includes the after-tax impacts of transformation strategy costs of $106 million, or $0.12 per diluted share. Year to date, adjusted diluted earnings per share were $4.74 per share, including the after-tax impacts of transformation strategy costs and goodwill impairment charges of $115 million, or $0.13 per diluted share.
In the U.S. Domestic Package segment, revenue declines for the quarter and year to date were driven by lower volume and fuel surcharge revenue. These were somewhat offset by revenue per piece growth due to increases in base rates, improvements in revenue quality and customer mix. Expenses for the quarter and year to date decreased, primarily due to a reduction in hours for union employees, lower management compensation expense, and declines in fuel expense and purchased transportation.
In our International Package segment, revenue declines for the quarter and year to date were driven by lower volume and declines in fuel and demand-related surcharges. Expense decreases for the quarter and year to date were primarily driven by lower fuel expense and purchased transportation as a result of volume declines and lower fuel prices.
In Supply Chain Solutions, revenue decreases for the quarter and year to date were driven by volume and market rate declines in Forwarding that were slightly offset by growth in Logistics, including the impact of the Bomi Group acquisition that occurred in the fourth quarter of 2022. Expenses decreased for the quarter and year to date, primarily driven by lower purchased transportation in Forwarding. This was slightly offset by expense increases within Logistics.

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
Adjusted amounts reflect the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Adjustments	2023	2022	2023	2022
Operating Expenses:
Transformation Strategy Costs	$139	$41	$142	$96
Goodwill and Asset Impairments, and Divestiture Charges	—	—	8	—
Total Adjustments to Operating Expenses	$139	$41	$150	$96

Other Income and (Expense):
Defined Benefit Plan (Gains) Losses	$—	$—	$—	$(33)
Total Adjustments to Other Income and (Expense)	$—	$—	$—	$(33)

Total Adjustments to Income Before Income Taxes	$139	$41	$150	$63

Income Tax (Benefit) Expense:
Transformation Strategy Costs	$(33)	$(10)	$(33)	$(22)
Goodwill and Asset Impairments, and Divestiture Charges	—	—	(2)	—
Defined Benefit Plan (Gains) Losses	—	—	—	9
Total Adjustments to Income Tax (Benefit) Expense	$(33)	$(10)	$(35)	$(13)

Total Adjustments to Net Income	$106	$31	$115	$50
Transformation Charges, and Goodwill, Asset Impairment and Divestiture Charges
We supplement the presentation of our operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of charges related to transformation activities, and goodwill, asset impairment and divestiture charges. We believe excluding the impact of these charges better enables users of our financial statements to view and evaluate underlying business performance from the perspective of management. We do not consider these costs when evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards. For more information regarding transformation activities, see note 17 to the unaudited, consolidated financial statements and for goodwill impairment charges, see note 8 to the unaudited, consolidated financial statements.

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
During the first quarter of 2022, we amended the UPS Canada Ltd. Retirement Plan to cease future benefit accruals effective December 31, 2023. As a result, we remeasured the plan's assets and benefit obligation resulting in a curtailment gain of $33 million ($24 million after-tax) for the six months ended June 30, 2022.
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
As a normal part of managing of our air network, we routinely idle aircraft and engines temporarily for maintenance or to adjust network capacity. As a result of the reduction in volumes experienced in the first half of 2023, we have identified additional opportunities to temporarily idle aircraft within our network in order to better match capacity with current demand. Temporarily idled assets are classified as held-and-used, and we continue to record depreciation expense for these assets. As of June 30, 2023, we had four aircraft temporarily idled for an average period of approximately four months. We expect these aircraft to return to revenue service.
We test goodwill and other indefinite-lived intangible assets for impairment annually at July 1st and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying value thereof may be impaired. Testing goodwill and other indefinite-lived intangible assets for impairment requires that we make a number of significant assumptions, including assumptions related to future revenues, costs, capital expenditures, working capital, our cost of capital and market comparables. We are also required to make assumptions relating to our overall business and operating strategy, and the regulatory and market environment.
Our business has been negatively impacted by macroeconomic conditions, including rising interest rates and inflationary pressures, that have reduced demand for our services. While we do not believe it is more likely than not that our reporting units’ fair values are less than their carrying values as of June 30, 2023, if challenging macroeconomic conditions persist, then these or other factors, including market comparables, may negatively impact certain estimates and assumptions that we use in developing our reporting units' fair values. Such impacts may be more pronounced for reporting units whose fair values do not significantly exceed their carrying values. Within our consolidated goodwill balance of $4.3 billion, certain reporting units within Supply Chain Solutions, including Roadie, whose fair value exceeded their carrying value by less than 10 percent as of the most recent valuation, represented approximately $300 million.
Actual reporting unit performance, revisions to our forecasts of reporting unit performance, changes in estimates or assumptions in connection with our annual testing, or a combination thereof could result in an impairment charge in one or more of our reporting units during the third quarter of 2023 or another future period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,679	1,910		(12.1)%	1,708	1,928		(11.4)%
Deferred	1,087	1,401		(22.4)%	1,113	1,455		(23.5)%
Ground	14,974	16,374		(8.6)%	15,385	16,330		(5.8)%
Total Average Daily Package Volume	17,740	19,685		(9.9)%	18,206	19,713		(7.6)%
Average Revenue Per Piece:
Next Day Air	$22.40	$21.73	$0.67	3.1%	$22.27	$21.27	$1.00	4.7%
Deferred	16.80	15.52	1.28	8.2%	16.59	15.10	1.49	9.9%
Ground	11.29	10.89	0.40	3.7%	11.25	10.77	0.48	4.5%
Total Average Revenue Per Piece	$12.68	$12.27	$0.41	3.3%	$12.61	$12.12	$0.49	4.0%
Operating Days in Period	64	64			128	128
Revenue (in millions):
Next Day Air	$2,407	$2,656	$(249)	(9.4)%	$4,868	$5,250	$(382)	(7.3)%
Deferred	1,169	1,392	(223)	(16.0)%	2,363	2,812	(449)	(16.0)%
Ground	10,820	11,411	(591)	(5.2)%	22,152	22,521	(369)	(1.6)%
Total Revenue	$14,396	$15,459	$(1,063)	(6.9)%	$29,383	$30,583	$(1,200)	(3.9)%
Operating Expenses (in millions):
Operating Expenses	$12,794	$13,630	$(836)	(6.1)%	$26,315	$27,092	$(777)	(2.9)%
Transformation Strategy Costs	(79)	(26)	(53)	203.8%	(101)	(69)	(32)	46.4%
Adjusted Operating Expense	$12,715	$13,604	$(889)	(6.5)%	$26,214	$27,023	$(809)	(3.0)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,602	$1,829	$(227)	(12.4)%	$3,068	$3,491	$(423)	(12.1)%
Adjusted Operating Profit	$1,681	$1,855	$(174)	(9.4)%	$3,169	$3,560	$(391)	(11.0)%
Operating Margin	11.1%	11.8%			10.4%	11.4%
Adjusted Operating Margin	11.7%	12.0%			10.8%	11.6%
Revenue
The change in revenue was due to the following factors:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Second quarter 2023 vs. 2022	(9.9)%	6.1%	(3.1)%	(6.9)%
Year to date 2023 vs. 2022	(7.6)%	4.5%	(0.8)%	(3.9)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased in the second quarter and year to date, with reductions in both residential and commercial shipments. In both periods, challenging external conditions, including persistent inflation, declines in U.S. manufacturing production and changes in consumer spending contributed to overall volume declines. During the second quarter, volume was also negatively impacted by uncertainty around the results of our labor negotiations with the Teamsters. We expect average daily volume to increase in the second half of 2023 compared to the first half of the year, and the year-over-year decline in average daily volume to be lower in the second half than in the first half.
Business-to-consumer shipments declined 11.5% in the second quarter (down 8.5% year to date), primarily due to a reduction in discretionary consumer spending as a result of the headwinds discussed above, as well as the impact of our labor negotiations with the Teamsters. For both the quarter and year to date, residential volume declines from SMBs were lower than from our large customers, which was partially due to continued growth in our Digital Access Program. Volume from our largest customer declined for both the second quarter and year to date as planned under our contract terms.
Business-to-business shipments declined 7.7% (down 6.5% year to date) primarily as a result of declines across multiple industry sectors that are sensitive to the factors discussed above. Uncertainty around our labor contract also negatively impacted volume in the second quarter. Returns volume remained relatively flat for the second quarter, but increased year to date.
Within our Air products, average daily volume decreased across all customer segments for both the quarter and year to date. These declines resulted primarily from continued execution under the contract terms with our largest customer and from other customers making cost trade offs and utilizing the enhanced speed in our ground network.
Ground residential and Ground commercial average daily volume decreases of 9.6% and 7.3%, respectively, for the quarter (down 5.8% and 5.7%, respectively, year to date), were primarily attributable to volume declines from a number of our large customers due to the economic factors discussed above.
Rates and Product Mix
Air and Ground rates increased an average of 6.9% in December 2022. Revenue per piece from our Air and Ground products increased for the quarter and year to date, resulting from base rate increases and additional pricing actions, as well as favorable changes in customer mix. For both the quarter and year to date, these increases were partially offset by the shift in product mix. For the quarter, a decline in fuel surcharges also negatively impacted revenue per piece.
We anticipate the year-over-year revenue per piece growth rate will moderate during the second half of the year, primarily driven by further anticipated declines in fuel surcharge revenue.
Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that adjusts weekly. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price.
Fuel surcharge revenue decreased $471 million for the quarter, driven by reductions in price per gallon and the impact of lower volume. Year to date, fuel surcharge revenue decreased $265 million, as higher prices per gallon and the impacts of our pricing initiatives in the first quarter were more than offset by the second-quarter declines discussed above. Based on the current commodity market outlook, we expect a continued year-over-year reduction in fuel surcharge revenue for the remainder of 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses and adjusted operating expenses decreased for both the quarter and year to date. Our pickup and delivery costs decreased $308 million in the second quarter (down $269 million year to date), the costs of operating our integrated air and ground network decreased $536 million in the second quarter (down $586 million year to date) and our package sorting costs decreased $86 million in the second quarter (down $110 million year to date). These decreases were partially offset by an increase of $41 million in other indirect operating costs in the second quarter (up $156 million year to date). The overall decrease in operating expenses was primarily due to:
•Lower compensation expense for both the quarter and year-to-date periods due to a reduction in direct union labor hours resulting from volume declines, as well as incentive compensation program design changes. These decreases were partially offset by contractual rate increases and cost of living adjustments for our union workforce.
•Lower employee benefits expense for our union workforce in the second quarter as service costs for our company-sponsored pension and postretirement plans decreased, driven by increases in the discount rates used to measure the projected benefit obligations of these plans.
•A reduction in purchased transportation costs for both the quarter and year to date, resulting from lower overall volumes and a reduction in ground volume handled by third-party carriers, as well as the impact of continued strategic productivity initiatives.
•Lower fuel expense driven by lower volume and decreases in the price of jet fuel, diesel and gasoline during the second quarter.
Total cost per piece increased 4.2% for the quarter (up 5.1% year to date), and adjusted cost per piece increased 3.7% for the quarter (up 5.0% year to date), for the reasons described above. We anticipate the cost per piece growth rate for the second half of 2023 will be consistent with that of the first half of the year, as increased costs arising from the tentative new national master agreement with the Teamsters are expected to be largely offset by the impacts of average daily volume increases, network improvements and productivity initiatives, as well as reductions in fuel cost.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $227 million in the second quarter (down $423 million year to date), with operating margin decreasing 70 basis points to 11.1% (down 100 basis points to 10.4% year to date). Adjusted operating profit decreased $174 million in the second quarter (down $391 million year to date), with adjusted operating margin decreasing 30 basis points to 11.7% (down 80 basis points to 10.8% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Average Daily Package Volume (in thousands):
Domestic	1,554	1,703		(8.7)%	1,594	1,754		(9.1)%
Export	1,608	1,683		(4.5)%	1,645	1,708		(3.7)%
Total Average Daily Package Volume	3,162	3,386		(6.6)%	3,239	3,462		(6.4)%
Average Revenue Per Piece:
Domestic	$7.67	$7.61	$0.06	0.8%	$7.63	$7.48	$0.15	2.0%
Export	33.70	36.91	(3.21)	(8.7)%	33.34	35.47	(2.13)	(6.0)%
Total Average Revenue Per Piece	$20.91	$22.17	$(1.26)	(5.7)%	$20.69	$21.29	$(0.60)	(2.8)%
Operating Days in Period	64	64			128	128
Revenue (in millions):
Domestic	$763	$829	$(66)	(8.0)%	$1,557	$1,680	$(123)	(7.3)%
Export	3,468	3,976	(508)	(12.8)%	7,020	7,754	(734)	(9.5)%
Cargo and Other	184	268	(84)	(31.3)%	381	515	(134)	(26.0)%
Total Revenue	$4,415	$5,073	$(658)	(13.0)%	$8,958	$9,949	$(991)	(10.0)%
Operating Expenses (in millions):
Operating Expenses	$3,532	$3,880	$(348)	(9.0)%	$7,247	$7,640	$(393)	(5.1)%
Transformation Strategy Costs	(19)	(11)	(8)	72.7%	3	(15)	18	N/A
Adjusted Operating Expenses	$3,513	$3,869	$(356)	(9.2)%	$7,250	$7,625	$(375)	(4.9)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$883	$1,193	$(310)	(26.0)%	$1,711	$2,309	$(598)	(25.9)%
Adjusted Operating Profit	$902	$1,204	$(302)	(25.1)%	$1,708	$2,324	$(616)	(26.5)%
Operating Margin	20.0%	23.5%			19.1%	23.2%
Adjusted Operating Margin	20.4%	23.7%			19.1%	23.4%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(34)				$(195)
Operating Expenses			2				112
Operating Profit			$(32)				$(83)
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Second quarter 2023 vs. 2022	(6.6)%	0.6%	(6.3)%	(0.7)%	(13.0)%
Year to date 2023 vs. 2022	(6.4)%	1.1%	(2.7)%	(2.0)%	(10.0)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased for the second quarter and year to date for both domestic and export products. Volume from both large customers and SMBs declined, driven by declines from the retail and technology sectors. Business-to-consumer volume decreased 10.4% for the second quarter (down 9.1% year to date) as global macroeconomic headwinds, including high interest rates and persistent inflation, continued to impact consumer demand. These factors also negatively impacted business-to-business volume, which decreased 5.1% for the second quarter (down 5.4% year to date). We anticipate similar year-over-year declines in average daily volume during the second half of 2023.
Export volume decreased for the quarter and year to date, driven by declines in intra-Europe and Asia activity. Declines on intra-Europe trade lanes were primarily due to lower consumer spending as a result of economic conditions. Asia volume declines were highest on the Asia to U.S. and intra-Asia trade lanes, driven by the impact of overall economic conditions. The Asia to U.S. trade lane was also negatively impacted by rising inventory levels in the United States.
Our premium products saw volume decline 11.9% for the second quarter (down 9.3% year to date), primarily in our Worldwide and Transborder Express Saver products. Volume in our non-premium products decreased 0.8% for the second quarter (down 1.0% year to date), driven by declines in Transborder Standard and Worldwide Expedited. These declines were largely driven by economic conditions. Additionally, weaker import demand from U.S. consumers further impacted our Worldwide products.
The challenging economic conditions also impacted Domestic volume, which declined for both the second quarter and year to date, driven by declines in Germany and Canada.
Rates and Product Mix
In December 2022, we implemented an average 6.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Total revenue per piece decreased 5.7% for the quarter (down 2.8% year to date), primarily due to declines in fuel and demand-related surcharges and volume reductions in our Worldwide products out of Asia. The impact of these factors were slightly offset by the impact of base rate increases. Excluding the impact of currency, revenue per piece decreased 4.9% in the quarter (down 0.7% year to date). For the second half of the year, we anticipate overall revenue per piece to be consistent with the same period last year.
Export revenue per piece decreased 8.7% for the quarter (down 6.0% year to date), driven by the impact from the decline in our Worldwide products. Excluding the impact of currency, export revenue per piece decreased 8.1% in the quarter (down 4.3% year to date).
Domestic revenue per piece increased 0.8% for the quarter (up 2.0% year to date), primarily due to the impact of base rate increases and favorable shifts in customer mix. This was largely offset by unfavorable currency movements. Excluding the impact of currency, domestic revenue per piece increased 2.1% for the quarter (up 6.3% year to date).
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
During the quarter, total international fuel surcharge revenue decreased $322 million (down $294 million year to date), primarily driven by a decrease in price per gallon as well as the impact from volume declines. Based on the current commodity market outlook, we expect fuel surcharge revenue will remain stable for the remainder of the year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and adjusted operating expenses, decreased for both the second quarter and year to date. The principal drivers were:
•The costs of operating our integrated international air and ground network decreased $343 million for the quarter (down $317 million year to date), primarily driven by lower fuel prices and a reduction in aircraft block hours. We anticipate the price paid for fuel will remain stable throughout the remainder of the year.
•Pickup and delivery costs decreased $17 million for the quarter (down $38 million year to date) due to the lower volume levels.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $310 million for the second quarter (down $598 million year to date), with operating margin decreasing 350 basis points to 20.0% for the second quarter (down 410 basis points to 19.1% year to date). Adjusted operating profit decreased $302 million for the second quarter (down $616 million year to date), while adjusted operating margin decreased 330 basis points to 20.4% for the second quarter (down 430 basis points to 19.1% year to date).
Substantially all of our operations in Russia and Belarus were suspended in March 2022 and, during 2023, we have commenced liquidation of our Small Package and Forwarding and Logistics subsidiaries in these countries. Substantially all of our operations in Ukraine remain indefinitely suspended. These actions have not had, and are not expected to have, a material impact on us.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue (in millions):
Forwarding	$1,376	$2,389	$(1,013)	(42.4)%	$2,890	$4,978	$(2,088)	(41.9)%
Logistics	1,431	1,290	141	10.9%	2,841	2,541	300	11.8%
Other	437	555	(118)	(21.3)%	908	1,093	(185)	(16.9)%
Total Revenue	$3,244	$4,234	$(990)	(23.4)%	$6,639	$8,612	$(1,973)	(22.9)%
Operating Expenses (in millions):
Operating Expenses	$2,949	$3,721	$(772)	(20.7)%	$6,097	$7,626	$(1,529)	(20.0)%
Transformation Strategy Costs	(41)	(4)	(37)	925.0%	(44)	(12)	(32)	266.7%
Goodwill and Asset Impairments, and Divestiture Charges	—	—	—	N/A	(8)	—	(8)	N/A
Adjusted Operating Expenses:	$2,908	$3,717	$(809)	(21.8)%	$6,045	$7,614	$(1,569)	(20.6)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$295	$513	$(218)	(42.5)%	$542	$986	$(444)	(45.0)%
Adjusted Operating Profit	$336	$517	$(181)	(35.0)%	$594	$998	$(404)	(40.5)%
Operating Margin	9.1%	12.1%			8.2%	11.4%
Adjusted Operating Margin	10.4%	12.2%			8.9%	11.6%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(7)				$(57)
Operating Expenses			10				65
Operating Profit			$3				$8
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Forwarding	$23	$2	$21	1,050.0%	$24	$8	$16	200.0%
Logistics	18	1	17	1,700.0%	20	2	18	900.0%
Other	—	1	(1)	(100.0)%	—	2	(2)	(100.0)%
Total Transformation Strategy Costs	$41	$4	$37	925.0%	$44	$12	$32	266.7%
Goodwill and Asset Impairments, and Divestiture Charges
Forwarding	$—	$—	$—	N/A	$8	$—	$8	N/A
Logistics	—	—	—	N/A	—	—	—	N/A
Other	—	—	—	N/A	—	—	—	N/A
Total Goodwill and Asset Impairments, and Divestitures Charges	$—	$—	$—	N/A	$8	$—	$8	N/A
Total Adjustments to Operating Expenses	$41	$4	$37	925.0%	$52	$12	$40	333.3%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue in Supply Chain Solutions decreased for both the second quarter and year to date. This was driven by declines in our Forwarding business as challenging economic conditions drove declines in customer activity, while increased capacity led to lower market rates.
•International airfreight revenue decreased approximately $365 million for the quarter (down $785 million year to date) as customer demand remained weak, particularly on Asia export lanes, and capacity growth continued to outpace demand. These factors drove down the rates we charge for services in both the quarter and year-to-date periods and we anticipate that they will continue to pressure rates through the second half of the year.
•Revenue in our truckload brokerage business decreased $372 million for the quarter (down $775 million year to date) due to lower volume and a continued decline in market rates. We remained focused on our revenue quality initiatives and experienced volume growth from SMBs during the second quarter and year-to-date periods.
•The remaining reduction in revenue, for both the quarter and year to date, was attributable to our ocean freight forwarding business. Market rates and volume declined in both periods, particularly on the Asia to U.S. lane, due to lower demand, an increase in inventory levels and additional capacity entering the market. We expect revenue to remain challenged in the second half of 2023 as capacity increases are expected to continue to outpace demand.
Within our Logistics businesses, healthcare logistics revenue increased $106 million for the second quarter (up $204 million year to date), primarily due to the impact from the acquisition of Bomi Group in the fourth quarter of 2022, as well as growth in our clinical trials business for the year. Revenue in mail services increased $48 million for the quarter (up $103 million year to date) as a result of volume growth, rate increases and a favorable shift in product characteristics. The growth in healthcare and mail services was slightly offset by declines in our other distribution operations for both the second quarter and year to date.
Revenue from the other businesses within Supply Chain Solutions decreased for the quarter and year to date, driven by an expected reduction of $130 million (down $215 million year to date) in transition services provided to the acquirer of UPS Freight as we continue to wind down these arrangements. This was partially offset by higher revenue from our digital businesses for both the second quarter and year to date, driven by business growth.
Operating Expenses
Total operating expenses and total adjusted operating expenses for Supply Chain Solutions decreased for the quarter and year to date.
Forwarding operating expenses decreased $832 million for the quarter (down $1.7 billion year to date). This primarily resulted from a reduction of approximately $785 million in purchased transportation expense for the quarter (down $1.6 billion year to date) due to lower volumes and market rates across our forwarding businesses. We expect these conditions to persist as we move through the second half of the year, resulting in lower purchased transportation costs.
Logistics operating expenses increased $112 million for the quarter (up $267 million year to date), driven by the impact of acquiring Bomi Group. Mail services incurred higher purchased transportation cost in both periods due to volume and rate increases and shifts in product characteristics.
Expenses in the other businesses within Supply Chain Solutions decreased for both the quarter and year to date, largely driven by a reduction in costs incurred to procure transportation for, and provide transition services to, the acquirer of UPS Freight. This was partially offset by higher operating costs within our digital businesses, driven by year-over-year business growth.
Operating Profit and Margin
As a result of the factors described above, total operating profit decreased $218 million for the second quarter (down $444 million year to date) with operating margin decreasing 300 basis points to 9.1% for the second quarter (down 320 basis points to 8.2% year to date). On an adjusted basis, operating profit decreased $181 million for the second quarter (down $404 million year to date), with adjusted operating margin decreasing 180 basis points to 10.4% for the second quarter (down 270 basis points to 8.9% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,197	$11,344	$(147)	(1.3)%	$22,659	$22,945	$(286)	(1.2)%
Transformation Strategy Costs	(109)	(23)	(86)	373.9%	(97)	(56)	(41)	73.2%
Adjusted Compensation and benefits	$11,088	$11,321	$(233)	(2.1)%	$22,562	$22,889	$(327)	(1.4)%

Repairs and maintenance	$682	$727	$(45)	(6.2)%	$1,407	$1,428	$(21)	(1.5)%
Depreciation and amortization	828	762	66	8.7%	1,662	1,526	136	8.9%
Purchased transportation	3,173	4,390	(1,217)	(27.7)%	6,716	8,997	(2,281)	(25.4)%
Fuel	1,090	1,697	(607)	(35.8)%	2,361	2,917	(556)	(19.1)%
Other occupancy	458	422	36	8.5%	1,009	923	86	9.3%
Other expenses	1,847	1,889	(42)	(2.2)%	3,845	3,622	223	6.2%
Total Other expenses	8,078	9,887	(1,809)	(18.3)%	17,000	19,413	(2,413)	(12.4)%
Transformation Strategy Costs	(30)	(18)	(12)	66.7%	(45)	(40)	(5)	12.5%
Goodwill and Asset Impairments, and Divestiture Charges	—	—	—	N/A	(8)	—	(8)	N/A
Adjusted Total Other expenses	$8,048	$9,869	$(1,821)	(18.5)%	$16,947	$19,373	(2,426)	(12.5)%

Total Operating Expenses	$19,275	$21,231	$(1,956)	(9.2)%	$39,659	$42,358	$(2,699)	(6.4)%
Adjusted Total Operating Expenses	$19,136	$21,190	$(2,054)	(9.7)%	$39,509	$42,262	$(2,753)	(6.5)%

Currency (Benefit) / Cost - (in millions)*			$(12)				$(177)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Compensation	$5	$8	$(3)	(37.5)%	$10	$24	$(14)	(58.3)%
Benefits	104	15	89	593.3%	87	32	55	171.9%
Other expenses	30	18	12	66.7%	45	40	5	12.5%
Total Transformation Strategy Costs	$139	$41	$98	239.0%	$142	$96	$46	47.9%
Goodwill and Asset Impairments, and Divestiture Charges
Other expenses	$—	$—	$—	N/A	$8	$—	$8	N/A
Total Adjustments to Operating Expenses	$139	$41	$98	239.0%	$150	$96	$54	56.3%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Total compensation and benefits and adjusted total compensation and benefits decreased for the second quarter and year to date. Compensation costs decreased $201 million for the second quarter (down $379 million year to date). On an adjusted basis, compensation costs decreased $197 million for the second quarter (down $365 million year to date). The principal factors impacting the decreases were:
•Management compensation decreased $112 million for the second quarter (down $318 million year to date), driven by fourth quarter 2022 design changes to our incentive compensation programs, lower incentive compensation accruals and lower overall headcount.
•U.S. Domestic labor costs decreased $102 million for the second quarter (down $56 million year to date) primarily due to a reduction in direct labor hours resulting from volume declines and reductions in administrative labor. The decrease was partially offset by contractual wage rate increases and cost of living adjustments for our union workforce.
•The acquisition of Bomi Group in the fourth quarter of 2022 resulted in additional compensation cost of $27 million for the second quarter ($51 million year to date).
Benefits costs increased $54 million for the second quarter (up $93 million year to date). On an adjusted basis, benefits costs decreased $36 million for the second quarter (up $38 million year to date). The principal factors impacting the changes were:
•Health and welfare costs increased $46 million for the second quarter (up $135 million year to date), driven by increased contributions to multiemployer plans as a result of contractually-mandated rate increases.
•Workers' compensation expense increased $13 million for the second quarter (up $36 million year to date), driven by an increase in current year claims, partially offset by a decrease in overall hours worked and favorable developments in reserves for prior years' claims.
•Pension and other postretirement benefits costs decreased $75 million for the second quarter ($123 million year to date):
◦The cost of company-sponsored defined benefit plans decreased $109 million for the second quarter (down $219 million year to date), driven by a reduction in service cost due to higher discount rates. The cessation of accruals for future service in the UPS Retirement Plan was offset by the cost of replacement contributions to the UPS 401(k) Savings Plan.
◦Contributions to multiemployer plans increased $25 million for the second quarter (up $64 million year to date) as the impact of contractually-mandated contribution increases was partially offset by a reduction in eligible headcount.
◦Year to date, expense for the UPS 401(k) Savings Plan increased $18 million, primarily due to demographic changes.
•Other benefits, primarily costs related to employee separations, increased $89 million for the second quarter (up $55 million year to date) as we implemented staffing adjustment initiatives to reduce our overhead cost and better align direct labor headcount with volume.
Repairs and Maintenance
The decrease in repairs and maintenance expense for the second quarter and year-to-date periods was primarily due to the deferral of aircraft engine maintenance, as the declines in volume resulted in the temporary idling of certain aircraft.
Depreciation and Amortization
We incurred higher depreciation expense during the second quarter and year-to-date periods as a result of additional facilities coming into service, growth in the size of our vehicle and aircraft fleets and the reduction in estimated residual value of our MD-11 aircraft. We incurred higher amortization expense on capitalized software investments in support of our strategic initiatives, as well as amortization expense for intangible assets recognized in connection with the acquisition of Bomi Group.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers decreased for the quarter and year-to-date periods. The changes were primarily driven by:
•Supply Chain Solutions expense decreased $851 million for the second quarter (down $1.7 billion year to date), driven by volume declines and lower market rates paid for services in our Forwarding businesses. This was slightly offset by increases in our logistics operations due to business growth, third-party rate increases in our mail services business and the acquisition of Bomi Group.
•U.S. Domestic expense decreased $243 million for the second quarter (down $337 million year to date), driven by a reduction in ground volume handled by third-party carriers as a result of our network optimization initiatives.
•International Package expense decreased $123 million for the second quarter (down $198 million year to date), primarily due to declines in volume.
Fuel
The decrease in fuel expense for the quarter and year to date was primarily driven by lower prices for jet fuel, diesel and gasoline, as well as the impact of lower volume. Market prices and the manner in which we purchase fuel influence our costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs.
Other Occupancy
Other occupancy expense increased for the quarter and year to date as a result of additional operating facilities coming into service, increases in rental rates and higher utilities costs. We expect inflation may continue to adversely impact these costs for the remainder of the year.
Other Expenses
Other expenses and adjusted other expenses decreased for the quarter but increased year to date. The decrease for the quarter was primarily the result of:
•Reductions of $33 million in vehicle leases and $18 million in operational supplies due to the decline in volumes.
•Lower costs incurred under the transitional service agreements with the acquirer of UPS Freight.
•A decrease in self-insured automobile liability expense of $14 million.
Other decreases for the quarter were primarily attributable to the impact of lower volumes. The decreases were partially offset by increases in the following expenses:
•Hosted software application fees and other technology costs increased $30 million in support of ongoing investments in our digital transformation.
•Outsourcing and professional fees increased $29 million due to increased utilization of third-party services to support our business initiatives.
For the year-to-date period, the increase was driven by hosted software application fees and outsourcing and professional fees for the reasons discussed above. An increase in commissions paid for certain online shipments also contributed to the increase.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income and other and interest expense for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Investment Income and Other	$131	$333	$(202)	(60.7)%	$300	$648	$(348)	(53.7)%
Defined Benefit Plan (Gains) Losses	—	—	—	N/A	—	(33)	33	(100.0)%
Adjusted Investment Income and Other	$131	$333	$(202)	(60.7)%	$300	$615	$(315)	(51.2)%

Interest Expense	(191)	(171)	(20)	11.7%	(379)	(345)	(34)	9.9%
Total Other Income and (Expense)	$(60)	$162	$(222)	N/A	$(79)	$303	$(382)	N/A
Adjusted Other Income and (Expense)	$(60)	$162	$(222)	N/A	$(79)	$270	$(349)	N/A
Investment Income and Other
Investment income and other decreased $202 and $348 million for the second quarter and year to date, respectively. Excluding the impact of a $33 million defined benefit plan curtailment gain that we recognized in the first quarter of 2022, adjusted investment income and other decreased $315 million year to date. These decreases were primarily due to a reduction in other pension income and foreign currency losses, partially offset by higher yields on invested balances and changes in the fair value of certain non-current investments.
Other pension income decreased $232 million for the quarter (down $464 million year to date) due to:
•Lower expected returns on pension assets for the quarter and year to date as a result of a lower asset base due to losses in 2022, partially offset by an increase in our rate of return assumption.
•Higher pension interest cost for the quarter and year to date due to higher discount rates and changes in demographic assumptions.
Interest expense increased for the quarter and year-to-date periods, driven by higher effective interest rates on floating rate debt and an increase in our total debt. These impacts were partially offset by an increase in capitalized interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Income Tax Expense	$639	$848	$(209)	(24.6)%	$1,266	$1,578	$(312)	(19.8)%
Income Tax Impact of:
Transformation Strategy Costs	33	10	23	230.0%	33	22	11	50.0%
Goodwill and Asset Impairments, and Divestiture Charges	—	—	—	N/A	2	—	2	N/A
Defined Benefit Plan (Gains) Losses	—	—	—	N/A	—	(9)	9	(100.0)%
Adjusted Income Tax Expense	$672	$858	$(186)	(21.7)%	$1,301	$1,591	$(290)	(18.2)%
Effective Tax Rate	23.5%	22.9%			24.2%	22.3%
Adjusted Effective Tax Rate	23.5%	22.9%			24.1%	22.2%
For additional information on our income tax expense and effective tax rate, see note 16 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of June 30, 2023, we had $7.9 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures and pension contributions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Six Months Ended June 30,
	2023	2022
Net income	$3,976	$5,511
Non-cash operating activities (a)	2,526	3,059
Pension and postretirement medical benefit plan contributions (company-sponsored plans)	(1,328)	(123)
Hedge margin receivables and payables	(298)	286
Income tax receivables and payables	(61)	14
Changes in working capital and other non-current assets and liabilities	856	(376)
Other operating activities	(77)	(78)
Net cash from operating activities	$5,594	$8,293
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
Net cash from operating activities decreased $2.7 billion for the 2023 period, impacted by:
•The timing of contributions to our company-sponsored, defined benefit pension and postretirement medical plans. We made discretionary contributions of $1.2 billion to our qualified U.S. pension plans during the six months ended June 30, 2023. There were no discretionary contributions to these plans in the comparative period.
•A decrease in our net hedge margin collateral position due to changes in the fair value of derivative contracts used in our currency hedging programs.
•Our working capital benefited from an improvement in collections, partially offset by an increase in vendor payments. The reduction in volumes also reduced our overall working capital requirements, and we benefited from the timing of payroll and other compensation-related items relative to the comparative period.
•During the first six months of 2023, we paid the remaining $323 million of employer payroll taxes that were deferred under the Coronavirus Aid, Recovery and Economic Security (CARES) Act in 2020.
As of June 30, 2023, approximately $2.8 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases, pension contributions and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided. We did not have any restricted cash as of June 30, 2023 or 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash used in investing activities	$(2,859)	$(1,499)

Capital Expenditures:
Buildings, facilities and plant equipment	$(818)	$(524)
Aircraft and parts	(272)	(406)
Vehicles	(277)	(129)
Information technology	(453)	(329)
Total Capital Expenditures(1)	$(1,820)	$(1,388)

Capital Expenditures as a % of revenue	4.0%	2.8%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$50	$9
Net (purchases)/sales and maturities of marketable securities	$(1,067)	$(2)
Acquisitions, net of cash acquired	$(34)	$(99)
Other investing activities	$12	$(19)
(1) In addition to capital expenditures of $1.8 and $1.4 billion for the six months ended June 30, 2023 and 2022, respectively, there were principal repayments of finance lease obligations of $79 and $105 million, respectively. These are included in cash flows from financing activities.
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. Our 2023 investment program anticipates investments in technology initiatives and enhanced network capabilities, including approximately $1.0 billion of projects to support our environmental sustainability goals. It also provides for the maintenance of buildings, facilities and equipment and replacement of certain aircraft within our fleet. We currently expect that our capital expenditures will total approximately $5.3 billion in 2023, of which approximately 50 percent will be allocated to strategic expansion projects.
For the first six months of 2023 compared to 2022, total capital expenditures increased, primarily due to:
•Spending on buildings, facilities and plant equipment increased due to facility maintenance and capacity expansion projects.
•Vehicle expenditures increased, driven by the timing and availability of vehicle replacements and continuing investments in our network.
•Information technology expenditures increased as a result of continuing investments in our digital capabilities and network automation.
•Aircraft expenditures decreased due to the timing of payments associated with open aircraft orders.
Proceeds from the disposal of businesses, property, plant and equipment were higher relative to the comparative period as we sold surplus real estate properties during the second quarter of 2023.
Net purchases of marketable securities increased due to a continued shift to longer duration investments.
Cash paid for acquisitions in the 2023 period represents the purchase of development areas for The UPS Store. In 2022, this also included our acquisition of Delivery Solutions in the second quarter. Other investing activities were impacted by changes in our non-current investments, purchase contract deposits and various other immaterial items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (amounts in millions, except per share data):

	Six Months Ended June 30,
	2023	2022
Net cash used in financing activities	$(3,582)	$(5,286)
Share Repurchases:
Cash paid to repurchase shares	$(1,498)	$(1,242)
Number of shares repurchased	(8.4)	(6.7)
Shares outstanding at period end	855	870
Dividends:
Dividends declared per share	$3.24	$3.04
Cash paid for dividends	$(2,693)	$(2,567)
Borrowings:
Net borrowings (repayments) of debt principal	$907	$(1,105)
Other Financing Activities:
Cash received for common stock issuances	$119	$136
Other financing activities	$(417)	$(508)
Capitalization:
Total debt outstanding at period end	$20,763	$20,576
Total shareowners’ equity at period end	20,037	16,310
Total capitalization	$40,800	$36,886
We repurchased 8.4 and 6.7 million shares of class B common stock for $1.5 and $1.2 billion under our stock repurchase program during the six months ended June 30, 2023 and 2022, respectively. We anticipate our share repurchases will total approximately $3.0 billion in 2023. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend to $1.62 per share in 2023, compared to $1.52 in 2022. On August 3, 2023, the Board approved a dividend of $1.62 per share, which is payable on August 31, 2023, to shareowners of record on August 14, 2023.
Issuances of debt during the six months ended June 30, 2023 consisted of fixed- and floating-rate senior notes of varying maturities totaling $2.5 billion. We used proceeds from these debt issuances to repay $1.5 billion of fixed- and floating-rate senior notes during the second quarter and we expect to use substantially all of the remaining proceeds to repay additional outstanding debt at maturity during the second half of the year.
There were no issuances of debt in the six months ended June 30, 2022. Repayments of debt in 2022 included fixed- and floating-rate senior notes of varying maturities totaling $1.0 billion and scheduled principal payments on our finance lease obligations.
As of June 30, 2023, we had $763 million of fixed-rate senior notes outstanding that mature in 2023. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
The variation in cash received from common stock issuances primarily resulted from activity within the UPS 401(k) Savings Plan and our employee stock purchase plan in both the current and comparative period.
Other financing activities includes cash used to repurchase shares to satisfy tax withholding obligations on vested employee stock awards. Cash outflows for this purpose were $395 and $512 million for the six months ended June 30, 2023 and 2022, respectively. The decrease was driven by changes in required repurchase amounts.

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
Contractual Commitments
There have been no material changes to the contractual commitments described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, except as follows. On May 31, 2023 we entered into an accelerated share repurchase agreement for $250 million. The transaction commenced on July 7, 2023 and completed on July 31, 2023.
For additional information on 2023 debt issuances, see note 9 to the unaudited, consolidated financial statements.
Legal Proceedings and Contingencies
See note 7 and note 11 to the unaudited, consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities, and note 16 for a discussion of income tax related matters.
Collective Bargaining Agreements
Status of Collective Bargaining Agreements
See note 7 and note 18 to the unaudited, consolidated financial statements for a discussion of the status of our collective bargaining agreements.
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
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2023	December 31, 2022
Currency Derivatives	$188	$398
Interest Rate Derivatives	(5)	(5)
	$183	$393
As of June 30, 2023 and December 31, 2022, we had no outstanding commodity hedge positions.
The information concerning market risk in Item 7A under the caption "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2022 is incorporated herein by reference.
Our market risks, hedging strategies and financial instrument positions as of June 30, 2023 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. In the second quarter of 2023, we entered into foreign currency exchange forward contracts on the Euro, British Pound Sterling, and Canadian Dollar, and had forward contracts expire. The fair value changes between December 31, 2022 and June 30, 2023 in the preceding table are primarily due to interest rate and foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering all of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. As of June 30, 2023, we held cash collateral of $238 million and were required to post $1 million with our counterparties under these agreements. We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of repurchases of our class A and class B common stock during the second quarter of 2023 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 - April 30, 2023	0.9	$185.10	0.9	$4,173
May 1 - May 31, 2023	3.2	171.90	3.2	3,620
June 1 - June 30, 2023	0.2	175.28	0.2	$3,582
Total April 1 - June 30, 2023	4.3	$174.71	4.3
(1) Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
We repurchased 4.3 and 8.4 million shares of class B common stock for $750 million and $1.5 billion during the three and six months ended June 30, 2023, respectively. These repurchases were completed as follows:
•In August 2021, the Board of Directors approved a share repurchase authorization of $5.0 billion of class A and class B common stock (the "2021 Authorization"). During the six months ended June 30, 2023, we repurchased 0.5 million shares of class B common stock for $82 million under this authorization.
•In January 2023, the Board of Directors terminated the 2021 Authorization and approved a new share repurchase authorization of $5.0 billion for class A and class B common stock. During the three and six months ended June 30, 2023, we repurchased 4.3 and 7.9 million shares of class B common stock for $750 million and $1.4 billion, respectively, under this authorization.
We anticipate repurchasing approximately $3.0 billion in shares in 2023.
For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.

Item 5.      Other Information
Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934
The Company maintains robust economic sanctions compliance procedures designed to promote compliance with applicable sanctions laws. However, it is possible that from time to time the Company may inadvertently pick up packages from, or deliver packages to, individuals or entities that result in required disclosure under Section 13(r).
Between January 12, 2022 and the date of this filing, the Company inadvertently delivered to: the Iranian embassy in Germany (foil paper - revenue of $5.75, no profit); Ascotec – 2 shipments delivered (alarm device - revenue of $8.88, no profit); Bank Melli (toner cartridge - revenue of $5.92, no profit); Bank Saderat (printer toner - revenue of $4.45, no profit); the Iranian embassy in the U.K. (batteries - revenue of $3.77, no profit); Bank Sepah (document - revenue of $22.08, profit of $8.36); Europaisch Iranische Handelsbank (documents - revenue of $5.11, no profit); and Ibrahim Buisir (documents - revenue of $9.88, no profit). During this time the Company also delivered a single shipment from Iran Air (toner cartridge - revenue of $4.80, no profit).
UPS does not intend to further pick up from or deliver to these parties, and intends to continue to implement process improvements designed to better identify and prevent potential shipments to or from restricted parties.
Insider Trading Arrangements and Policies
None.

Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on May 9, 2023).

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	August 8, 2023	By:	/s/ BRIAN O. NEWMAN
Brian O. Newman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)