Form 10-Q
period 2023-09-30
UNITED PARCEL SERVICE INC
filed 2023-11-01
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 128,669,028 Class A shares, and 723,256,561 Class B shares, with a par value of $0.01 per share, outstanding at October 19, 2023.

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to, the impact of: continued uncertainties arising from the COVID-19 pandemic; changes in general economic conditions, in the United States ("U.S.") or internationally; industry evolution and significant competition; changes in our relationships with any of our significant customers; our ability to attract and retain qualified employees; strikes, work stoppages or slowdowns by our employees; impacts arising from negotiations and ratifications of labor contracts; our ability to maintain our brand image and corporate reputation; increased or more complex physical security requirements; a significant data breach or information technology system disruption; global climate change; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; exposure to changing economic, political and social developments in international markets; our ability to realize the anticipated benefits from acquisitions, dispositions, joint ventures or strategic alliances; changing prices of energy, including gasoline, diesel and jet fuel, or interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to accurately forecast our future capital investment needs; significant expenses and funding obligations relating to employee health, retiree health and/or pension benefits; our ability to manage insurance and claims expenses; changes in business strategy, government regulations, or economic or market conditions that may result in impairments of our assets; potential additional U.S. or international tax liabilities; increasingly stringent laws and regulations, including relating to climate change; potential claims or litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2022, and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.
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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2023 (unaudited) and December 31, 2022 (in millions)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$4,311	$5,602
Marketable securities	2,967	1,993
Accounts receivable	9,593	12,729
Less: Allowance for credit losses	(132)	(146)
Accounts receivable, net	9,461	12,583
Other current assets	2,512	2,039
Total Current Assets	19,251	22,217
Property, Plant and Equipment, Net	36,013	34,719
Operating Lease Right-Of-Use Assets	4,162	3,755
Goodwill	4,097	4,223
Intangible Assets, Net	2,892	2,796
Deferred Income Tax Assets	127	139
Other Non-Current Assets	3,739	3,275
Total Assets	$70,281	$71,124
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$2,243	$2,341
Current maturities of operating leases	664	621
Accounts payable	5,972	7,515
Accrued wages and withholdings	3,341	4,049
Self-insurance reserves	1,065	1,069
Accrued group welfare and retirement plan contributions	1,306	1,078
Other current liabilities	1,226	1,467
Total Current Liabilities	15,817	18,140
Long-Term Debt and Finance Leases	18,882	17,321
Non-Current Operating Leases	3,651	3,238
Pension and Postretirement Benefit Obligations	4,670	4,807
Deferred Income Tax Liabilities	4,601	4,302
Other Non-Current Liabilities	3,480	3,513
Shareowners’ Equity:
Class A common stock (130 and 134 shares issued in 2023 and 2022, respectively)	2	2
Class B common stock (722 and 725 shares issued in 2023 and 2022, respectively)	7	7
Additional paid-in capital	—	—
Retained earnings	20,699	21,326
Accumulated other comprehensive loss	(1,540)	(1,549)
Deferred compensation obligations	9	13
Less: Treasury stock (0.2 shares in both 2023 and 2022)	(9)	(13)
Total Equity for Controlling Interests	19,168	19,786
Noncontrolling interests	12	17
Total Shareowners’ Equity	19,180	19,803
Total Liabilities and Shareowners’ Equity	$70,281	$71,124

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$21,061	$24,161	$66,041	$73,305
Operating Expenses:
Compensation and benefits	11,528	11,489	34,187	34,434
Repairs and maintenance	719	732	2,126	2,160
Depreciation and amortization	837	774	2,499	2,300
Purchased transportation	3,118	4,179	9,834	13,176
Fuel	1,132	1,530	3,493	4,447
Other occupancy	481	435	1,490	1,358
Other expenses	1,903	1,909	5,748	5,531
Total Operating Expenses	19,718	21,048	59,377	63,406
Operating Profit	1,343	3,113	6,664	9,899
Other Income (Expense):
Investment income and other	124	333	424	981
Interest expense	(199)	(177)	(578)	(522)
Total Other Income (Expense)	(75)	156	(154)	459
Income Before Income Taxes	1,268	3,269	6,510	10,358
Income Tax Expense	141	685	1,407	2,263
Net Income	$1,127	$2,584	$5,103	$8,095
Basic Earnings Per Share	$1.31	$2.97	$5.93	$9.27
Diluted Earnings Per Share	$1.31	$2.96	$5.92	$9.24

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$1,127	$2,584	$5,103	$8,095
Change in foreign currency translation adjustment, net of tax	(96)	(263)	4	(548)
Change in unrealized gain (loss) on marketable securities, net of tax	(2)	(3)	(11)	(10)
Change in unrealized gain (loss) on cash flow hedges, net of tax	111	281	(46)	558
Change in unrecognized pension and postretirement benefit costs, net of tax	21	18	62	60
Comprehensive Income (Loss)	$1,161	$2,617	$5,112	$8,155

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$5,103	$8,095
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,499	2,300
Pension and postretirement benefit (income) expense	729	666
Pension and postretirement benefit contributions	(1,363)	(2,106)
Self-insurance reserves	81	182
Deferred tax (benefit) expense	327	466
Stock compensation expense	186	850
Other (gains) losses	89	(25)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	2,880	1,022
Other assets	(252)	(98)
Accounts payable	(2,058)	(952)
Accrued wages and withholdings	(155)	(59)
Other liabilities	(157)	481
Other operating activities	(82)	(50)
Net cash from operating activities	7,827	10,772
Cash Flows From Investing Activities:
Capital expenditures	(3,109)	(2,278)
Proceeds from disposal of businesses, property, plant and equipment	167	12
Purchases of marketable securities	(3,347)	(195)
Sales and maturities of marketable securities	2,397	193
Acquisitions, net of cash acquired	(39)	(106)
Other investing activities	2	(34)
Net cash used in investing activities	(3,929)	(2,408)
Cash Flows From Financing Activities:
Net change in short-term debt	415	—
Proceeds from long-term borrowings	2,546	—
Repayments of long-term borrowings	(1,625)	(1,124)
Purchases of common stock	(2,250)	(2,194)
Issuances of common stock	190	198
Dividends	(4,034)	(3,842)
Other financing activities	(427)	(513)
Net cash used in financing activities	(5,185)	(7,475)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(4)	(99)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(1,291)	790
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	5,602	10,255
End of period	$4,311	$11,045

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2023, our results of operations for the three and nine months ended September 30, 2023 and 2022, and our cash flows for the nine months ended September 30, 2023 and 2022. The results reported in these unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
In the first nine months of 2023, we reclassified certain operating expenses to better align with the manner in which we manage our operations. Substantially all of these costs were previously classified within operating expenses as Other expenses and have now been classified within operating expenses as Repairs and maintenance in the statements of consolidated income. The remaining line items within operating expenses impacted by this reclassification were inconsequential. As a result, the statements of consolidated income give effect to this reclassification as follows:
•For the three and nine months ended September 30, 2023: decreasing Other expenses by $93 and $273 million, and increasing Repairs and maintenance by $89 and $265 million, respectively.
•For the three and nine months ended September 30, 2022: decreasing Other expenses by $90 and $244 million, and increasing Repairs and maintenance by $93 and $252 million, respectively.
The reclassification had no impact on our reported revenue, operating profit, net income, or any internal performance measure on which management is compensated.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximated fair value as of September 30, 2023 and December 31, 2022. The fair values of our marketable securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short- and long-term debt in note 9 and our derivative instruments in note 15. We apply a fair value hierarchy (Levels 1, 2 and 3) when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3).
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
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of September 30, 2023 and December 31, 2022, suppliers sold them $640 and $806 million, respectively, of our outstanding payment obligations.

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
Accounting Standards Issued But Not Yet Effective
Accounting pronouncements issued before, but not effective until after, September 30, 2023, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

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
Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Next Day Air	$2,372	$2,673	$7,240	$7,923
Deferred	1,128	1,311	3,491	4,123
Ground	10,160	11,390	32,312	33,911
U.S. Domestic Package	13,660	15,374	43,043	45,957

Domestic	742	785	2,299	2,465
Export	3,367	3,747	10,387	11,501
Cargo & Other	158	267	539	782
International Package	4,267	4,799	13,225	14,748

Forwarding	1,327	2,162	4,217	7,140
Logistics	1,430	1,302	4,271	3,843
Other	377	524	1,285	1,617
Supply Chain Solutions	3,134	3,988	9,773	12,600

Consolidated revenue	$21,061	$24,161	$66,041	$73,305
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contract assets and liabilities as of September 30, 2023 and December 31, 2022 were as follows (in millions):

	Balance Sheet Location	September 30, 2023	December 31, 2022
Contract Assets:
Revenue related to in-transit packages	Other current assets	$233	$308

Contract Liabilities:
Short-term advance payments from customers	Other current liabilities	$13	$11
Long-term advance payments from customers	Other non-current liabilities	$25	$26
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
Our allowance for credit losses as of September 30, 2023 and December 31, 2022 was $132 and $146 million, respectively. Amounts for credit losses charged to expense, before recoveries, during each of the three months ended September 30, 2023 and 2022 were $49 and $48 million, respectively, and for the nine months ended September 30, 2023 and 2022 were $133 and $154 million, respectively.

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
Pre-tax compensation expense for share-based awards recognized in Compensation and benefits in the statements of consolidated income for the three months ended September 30, 2023 and 2022 was $21 and $233 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $186 and $850 million, respectively.
Management Incentive Program
RPUs issued under the MIP prior to 2022 vested one year following the grant date subject to continued employment with the Company and were expensed on a straight-line basis (less estimated forfeitures) over the requisite service period. In cases of death, disability or retirement, RPUs vested and were expensed immediately.
RPUs issued under the MIP in 2022 vested on December 31, 2022. As a result, the award was classified as a compensation obligation and recorded in Accrued wages and withholdings on the consolidated balance sheet at that date. Based on the date of the Compensation and Human Capital Committee of the UPS Board of Directors (the "Compensation Committee") approval of the 2022 MIP, we determined the award measurement date to be February 8, 2023 for U.S.-based employees, including executive management, and March 20, 2023 for international employees. Each RPU issued under the MIP was valued using the closing New York Stock Exchange ("NYSE") prices of $186.36 and $183.49 on those dates. The compensation obligation recognized as of December 31, 2022 was relieved and the issuance of RPUs was recorded as additional paid-in capital on the measurement date.
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
Based on the date of the Compensation Committee's approval of the 2023 LTIP award performance targets, we determined March 22, 2023 to be the award measurement date and each target RPU awarded was valued at $200.01.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average assumptions used and the weighted-average fair values of the LTIP awards granted in 2023 and 2022 are as follows:

	2023	2022
Risk-free interest rate	3.81%	2.35%
Expected volatility	30.30%	31.92%
Fair value of RPUs granted	$198.98	$227.00
Share payout	107.80%	107.37%
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. MARKETABLE SECURITIES AND NON-CURRENT INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of September 30, 2023 and December 31, 2022 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2023:
Current trading marketable securities:
Equity securities	$4	$—	$—	$4
Total trading marketable securities	4	—	—	4

Current available-for-sale securities:
U.S. government and agency debt securities	980	—	(12)	968
Mortgage and asset-backed debt securities	7	—	—	7
Corporate debt securities	1,962	—	(17)	1,945
U.S. state and local municipal debt securities	2	—	—	2
Non-U.S. government debt securities	41	—	—	41
Total available-for-sale marketable securities	2,992	—	(29)	2,963

Total current marketable securities	$2,996	$—	$(29)	$2,967

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2022:
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale securities:
U.S. government and agency debt securities	355	—	(8)	347
Mortgage and asset-backed debt securities	9	—	—	9
Corporate debt securities	1,472	—	(6)	1,466
U.S. state and local municipal debt securities	4	—	—	4
Non-U.S. government debt securities	165	—	—	165
Total available-for-sale marketable securities	2,005	—	(14)	1,991

Total current marketable securities	$2,007	$—	$(14)	$1,993
Investment Impairments
We have concluded that no material impairment losses existed as of September 30, 2023. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturity Information
The amortized cost and estimated fair value of marketable securities as of September 30, 2023 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$1,469	$1,464
Due after one year through three years	1,515	1,491
Due after three years through five years	8	8
Due after five years	—	—
	2,992	2,963
Equity securities	4	4
	$2,996	$2,967
Non-Current Investments
We hold non-current investments that are reported within Other Non-Current Assets in our consolidated balance sheets. Cash paid for these investments is included in Other investing activities in our statements of consolidated cash flows.
•Equity method investments: As of September 30, 2023 and December 31, 2022, equity securities accounted for under the equity method had a carrying value of $249 and $256 million, respectively.
•Other equity securities: Certain equity securities that do not have readily determinable fair values are reported in accordance with the measurement alternative in ASC Topic 321 Investments - Equity Securities. As of September 30, 2023 and December 31, 2022, we held equity securities accounted for using the measurement alternative of $33 and $31 million, respectively.
•Other investments: We hold an investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. The investment had a fair market value of $18 million as of both September 30, 2023 and December 31, 2022.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2023:
Marketable Securities:
U.S. government and agency debt securities	$968	$—	$—	$968
Mortgage and asset-backed debt securities	—	7	—	7
Corporate debt securities	—	1,945	—	1,945
U.S. state and local municipal debt securities	—	2	—	2
Equity securities	—	4	—	4
Non-U.S. government debt securities	—	41	—	41
Total marketable securities	968	1,999	—	2,967
Other non-current investments(1)	—	18	—	18
Total	$968	$2,017	$—	$2,985
(1) Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022:
Marketable Securities:
U.S. government and agency debt securities	$279	$68	$—	$347
Mortgage and asset-backed debt securities	—	9	—	9
Corporate debt securities	—	1,466	—	1,466
U.S. state and local municipal debt securities	—	4	—	4
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	165	—	165
Total marketable securities	279	1,714	—	1,993
Other non-current investments(1)	—	18	—	18
Total	$279	$1,732	$—	$2,011

(1) Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.
There were no transfers of investments into or out of Level 3 during the nine months ended September 30, 2023 or 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2023 and December 31, 2022 consisted of the following (in millions):

	2023	2022
Vehicles	$11,403	$10,628
Aircraft	22,780	22,598
Land	2,124	2,140
Buildings	6,164	6,032
Building and leasehold improvements	5,173	5,067
Plant equipment	16,961	16,145
Technology equipment	2,613	2,411
Construction-in-progress	2,852	2,409
	70,070	67,430
Less: Accumulated depreciation and amortization	(34,057)	(32,711)
Property, Plant and Equipment, Net	$36,013	$34,719
Property, plant and equipment purchased on account was $734 and $176 million as of September 30, 2023 and December 31, 2022, respectively.
For the three and nine months ended September 30, 2023 and 2022, there were no material impairment charges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost (income) for our company-sponsored pension and postretirement benefit plans for the three and nine months ended September 30, 2023 and 2022 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2023	2022	2023	2022	2023	2022
Three Months Ended September 30:
Service cost	$293	$506	$5	$7	$11	$17
Interest cost	627	488	29	21	16	11
Expected return on assets	(742)	(820)	(3)	(1)	(21)	(19)
Amortization of prior service cost	27	23	—	—	1	—
Net periodic benefit cost (income)	$205	$197	$31	$27	$7	$9

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2023	2022	2023	2022	2023	2022
Nine Months Ended September 30:
Service cost	$879	$1,518	$15	$22	$33	$52
Interest cost	1,881	1,463	87	62	49	34
Expected return on assets	(2,225)	(2,460)	(9)	(3)	(63)	(59)
Amortization of prior service cost	80	69	1	—	1	1
Settlement and curtailment (gain) loss	—	—	—	—	—	(33)
Net periodic benefit cost (income)	$615	$590	$94	$81	$20	$(5)
The components of net periodic benefit cost (income) other than current service cost are presented within Investment income and other in the statements of consolidated income.
During the nine months ended September 30, 2022, we amended the UPS Canada Ltd. Retirement Plan to cease future benefit accruals effective December 31, 2023. We remeasured the plan's assets and benefit obligation, which resulted in a curtailment gain of $33 million ($24 million after-tax) for the nine months ended September 30, 2022. The gain is included in Investment income and other in the statement of consolidated income.
During the nine months ended September 30, 2023, we contributed $1.3 billion and $108 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We expect to contribute approximately $26 and $10 million over the remainder of the year to our pension and U.S. postretirement medical benefit plans, respectively.
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
As of September 30, 2023 and December 31, 2022, we had $815 and $821 million, respectively, recorded in Other Non-Current Liabilities in our consolidated balance sheets and $8 million as of each of September 30, 2023 and December 31, 2022 recorded in Other current liabilities in our consolidated balance sheets associated with our previous withdrawal from the New England Teamsters and Trucking Industry Pension Fund. This liability is payable in equal monthly installments over a remaining term of approximately 39 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of September 30, 2023 and December 31, 2022 was $642 and $686 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.

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
In March 2021, the American Rescue Plan Act ("ARPA") was enacted into law. The ARPA contains provisions that allow for qualifying multiemployer pension plans to apply for special financial assistance ("SFA") from the PBGC, which will be funded by the U.S. government. Following SFA approval, a qualifying multiemployer pension plan will receive a lump sum payment to enable it to continue paying unreduced pension benefits through 2051. The multiemployer plan is not obligated to repay the SFA. The ARPA is intended to prevent both the PBGC and certain financially distressed multiemployer pension plans, including the CSPF, from becoming insolvent through 2051. The CSPF submitted an application for SFA that was approved in December 2022 and, in January 2023, the CSPF received $35.8 billion from the PBGC.
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
Collective Bargaining Agreements
We have more than 300,000 employees in the U.S. employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. These agreements were scheduled to expire on July 31, 2023. On July 25, 2023, we reached a new tentative national master agreement with the Teamsters. On September 9, 2023, the agreement was fully ratified. The new agreement contains wage and benefit rate increases for both our part-time and full-time Teamster employees. Based on the most recent actuarial assumptions, the impact to the projected benefit obligation ("PBO") would be approximately $0.6 billion. These enhancements will be recognized at the plans' next measurement date, which is expected to be December 31, 2023, and are subject to actuarial assumptions at that date which may further impact the final PBO calculation.
We have approximately 10,000 employees in Canada employed under a collective bargaining agreement with the Teamsters which runs through July 31, 2025.
We have approximately 3,500 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association. This collective bargaining agreement becomes amendable September 1, 2025.
We have approximately 1,800 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2026. In addition, approximately 3,100 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers. These collective bargaining agreements run through July 31, 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of September 30, 2023 and December 31, 2022 (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
December 31, 2022:	$847	$492	$2,884	$4,223
Acquired	—	—	8	8
Impairments	—	—	(125)	(125)
Currency / Other	—	(5)	(4)	(9)
September 30, 2023:	$847	$487	$2,763	$4,097
We conducted our most recent goodwill impairment testing as of July 1, 2023 using both qualitative and quantitative methods. Our quantitative tests utilize a combination of the income and market approaches. In developing our valuation assumptions underlying the annual impairment testing, we determined that the cost of capital for our Roadie and Delivery Solutions reporting units had increased, driven by increases in the risk-free interest rate and volatility of the stock prices of market comparables. The results of our testing using these assumptions indicated that the carrying values of our Roadie and Delivery Solutions reporting units exceeded their estimated fair values.
As a result, for the third quarter of 2023, we recorded an impairment charge of $117 million ($103 million after tax, or $0.12 per diluted share) within Other Expenses in our Statement of Consolidated Income. This charge represented goodwill impairment of $56 million related to the Roadie reporting unit and $61 million related to Delivery Solutions, representing all of the goodwill associated with this reporting unit.
Additional changes in goodwill during the nine months ended September 30, 2023 resulted from:
•An increase in goodwill of $8 million, as part of purchase accounting for our acquisition of Bomi Group in the fourth quarter of 2022. Certain areas, including our estimates of non-current liabilities and tax positions, remain preliminary as of September 30, 2023.
•An immaterial impairment charge related to the closure of a trade management services business within Supply Chain Solutions.
•The remaining movements are due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of intangible assets as of September 30, 2023 and December 31, 2022 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2023:
Capitalized software	$5,637	$(3,790)	$1,847
Licenses	71	(43)	28
Franchise rights	261	(46)	215
Customer relationships	852	(489)	363
Trade name	124	(24)	100
Trademarks, patents and other	188	(53)	135
Amortizable intangible assets	$7,133	$(4,445)	$2,688
Indefinite-lived intangible assets	204	—	204
Total Intangible Assets, Net	$7,337	$(4,445)	$2,892
December 31, 2022:
Capitalized software	$5,186	$(3,500)	$1,686
Licenses	55	(30)	25
Franchise rights	226	(37)	189
Customer relationships	872	(453)	419
Trade name	125	(8)	117
Trademarks, patents and other	183	(27)	156
Amortizable intangible assets	$6,647	$(4,055)	$2,592
Indefinite-lived intangible assets	204	—	204
Total Intangible Assets, Net	$6,851	$(4,055)	$2,796
A trade name and licenses with carrying values of $200 and $4 million, respectively, as of September 30, 2023 are deemed to be indefinite-lived intangible assets, and therefore are not amortized.
Our annual impairment testing indicated that the fair value of the indefinite-lived trade name associated with our truckload brokerage business remained greater than its carrying value by less than 10 percent. The carrying value of the trade name is $200 million. Our truckload brokerage business continues to be negatively impacted by market conditions, which has resulted in revenue declines. We continue to monitor business performance and external factors affecting our valuation assumptions for this trade name. There were no events or changes in circumstances as of September 30, 2023 that would indicate the carrying amount of our indefinite-lived intangible assets may be impaired as of the date of this report.
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. Impairment charges for finite-lived intangible assets were $8 million for the three and nine months ended September 30, 2023. There were no impairment charges for finite-lived intangible assets for the three and nine months ended September 30, 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of September 30, 2023 and December 31, 2022 consisted of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2023	2022
Commercial paper	$461	2023-2024	$458	$—

Fixed-rate senior notes:
2.500% senior notes	$—	2023	$—	$999
2.800% senior notes	500	2024	499	499
2.200% senior notes	400	2024	400	399
3.900% senior notes	1,000	2025	998	997
2.400% senior notes	500	2026	499	499
3.050% senior notes	1,000	2027	996	995
3.400% senior notes	750	2029	747	747
2.500% senior notes	400	2029	398	397
4.450% senior notes	750	2030	745	744
4.875% senior notes	900	2033	894	—
6.200% senior notes	1,500	2038	1,485	1,485
5.200% senior notes	500	2040	494	494
4.875% senior notes	500	2040	491	491
3.625% senior notes	375	2042	369	369
3.400% senior notes	500	2046	492	492
3.750% senior notes	1,150	2047	1,138	1,137
4.250% senior notes	750	2049	743	743
3.400% senior notes	700	2049	689	688
5.300% senior notes	1,250	2050	1,231	1,231
5.050% senior notes	1,100	2053	1,083	—
Floating-rate senior notes:
Floating-rate senior notes	—	2023	—	500
Floating-rate senior notes	1,566	2049-2073	1,549	1,027

Debentures:
7.620% debentures	276	2030	280	280
Pound Sterling notes:
5.500% notes	81	2031	81	79
5.125% notes	555	2050	527	521
Euro senior notes:
0.375% senior notes	741	2023	741	745
1.625% senior notes	741	2025	739	744
1.000% senior notes	530	2028	527	531
1.500% senior notes	530	2032	527	530
Canadian senior notes:
2.125% senior notes	556	2024	555	553
Finance lease obligations	425	2023-2046	425	390
Facility notes and bonds	320	2029-2045	320	320
Other debt	5	2023-2026	5	36
Total debt	$21,312		21,125	19,662
Less: current maturities			(2,243)	(2,341)
Long-term debt			$18,882	$17,321

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. As of September 30, 2023, we had $458 million outstanding under our U.S. commercial paper program, with an average interest rate of 5.32%. The amount of commercial paper outstanding is expected to fluctuate. As of September 30, 2023, we have classified the entire commercial paper balance as a current liability on our consolidated balance sheet. There was no commercial paper outstanding at December 31, 2022.
Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term liabilities in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.
Debt Repayments
During the nine months ended September 30, 2023, we repaid approximately $23 million of foreign-currency-denominated debt assumed in the Bomi Group acquisition.
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
Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion, and expires on December 5, 2023. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of September 30, 2023 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, may be used at our discretion. We expect to renew this credit agreement in the fourth quarter of 2023 on substantially similar terms.
The second agreement provides revolving credit facilities of $2.0 billion, and expires on December 7, 2026. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of September 30, 2023 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.

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
There were no amounts outstanding under these facilities as of September 30, 2023.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2023, and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2023, 10% of net tangible assets was equivalent to $4.7 billion and we had no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $19.8 and $18.2 billion as of September 30, 2023 and December 31, 2022, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$219	$179	$645	$546
Finance lease costs:
Amortization of assets	31	28	88	84
Interest on lease liabilities	4	3	13	10
Total finance lease costs	35	31	101	94
Variable lease costs	63	62	203	194
Short-term lease costs	243	319	746	944
Total lease costs(1)	$560	$591	$1,695	$1,778
(1) This table excludes sublease income as it was not material for the three and nine months ended September 30, 2023 or 2022.
In addition to the lease costs disclosed in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. There were no impairments recognized during the three months ended September 30, 2023. We recognized $13 million of impairments during the nine months ended September 30, 2023. There were no material impairments recognized during the three or nine months ended September 30, 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to leases and location within our consolidated balance sheets is as follows (in millions, except lease term and discount rate):

	September 30, 2023	December 31, 2022
Operating Leases:
Operating lease right-of-use assets	$4,162	$3,755

Current maturities of operating leases	$664	$621
Non-current operating leases	3,651	3,238
Total operating lease obligations	$4,315	$3,859

Finance Leases:
Property, plant and equipment, net	$810	$959

Current maturities of long-term debt, commercial paper and finance leases	$86	$92
Long-term debt and finance leases	339	298
Total finance lease obligations	$425	$390

Weighted average remaining lease term (in years):
Operating leases	11.0	10.8
Finance leases	8.1	8.4

Weighted average discount rate:
Operating leases	3.04%	2.32%
Finance leases	3.72%	3.17%

Supplemental cash flow information related to leases is as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$627	$523
Operating cash flows from finance leases	10	3
Financing cash flows from finance leases	101	123

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,013	$588
Finance leases	$136	$98

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease obligations as of September 30, 2023 were as follows (in millions):

	Finance Leases	Operating Leases
2023	$32	$180
2024	97	789
2025	74	713
2026	51	612
2027	44	532
Thereafter	212	2,323
Total lease payments	510	5,149
Less: Imputed interest	(85)	(834)
Total lease obligations	425	4,315
Less: Current obligations	(86)	(664)
Long-term lease obligations	$339	$3,651
As of September 30, 2023, we had $764 million of additional leases which had not commenced. These leases will commence between 2023 and 2025 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

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
Judicial Proceedings
We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. At this time, we do not believe that any loss associated with any such matter will have a material impact on our operations or financial condition. One of these matters, Hughes v. UPS Supply Chain Solutions, Inc. and United Parcel Service, Inc. had previously been certified as a class action in Kentucky state court. In the second quarter of 2019, the court granted our motion for judgment on the pleadings related to the wage-and-hour claims. The plaintiffs' appeal of this decision was denied. However, they were granted a discretionary review by the Kentucky Supreme Court. In the first quarter of 2023, the Kentucky Supreme Court ruled in our favor. Plaintiffs subsequently filed a motion for rehearing, which was denied.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol “UPS”. Class A and B shares both have a $0.01 par value, and as of September 30, 2023, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of September 30, 2023, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling interests accounts for the three and nine months ended September 30, 2023 and 2022 (in millions, except per share amounts):

Three Months Ended September 30:	2023		2022
	Shares	Dollars	Shares	Dollars
Class A Common Stock
Balance at beginning of period	132	$2	138	$2
Stock award plans	1	—	(1)	—
Common stock issuances	1	—	1	—
Conversions of class A to class B common stock	(4)	—	(3)	—
Class A shares issued at end of period	130	$2	135	$2
Class B Common Stock
Balance at beginning of period	723	$7	732	$7
Common stock purchases	(5)	—	(5)	—
Conversions of class A to class B common stock	4	—	3	—
Class B shares issued at end of period	722	$7	730	$7
Additional Paid-In Capital
Balance at beginning of period		$—		$573
Stock award plans		14		233
Common stock purchases		(123)		(903)
Common stock issuances		115		97
Other (1)		(6)		—
Balance at end of period		$—		$—
Retained Earnings
Balance at beginning of period		$21,584		$18,958
Net income attributable to common shareowners		1,127		2,584
Dividends ($1.62 and $1.52 per share) (2)		(1,384)		(1,316)
Common stock purchases		(627)		(48)
Other		(1)		(1)
Balance at end of period		$20,699		$20,177
Non-Controlling Interest
Balance at beginning of period		$18		$21
Change in non-controlling interest		(6)		(1)
Balance at end of period		$12		$20
(1) Includes a 1% excise tax applicable to share repurchases.
(2) The dividend per share amount is the same for both class A and class B common stock. Dividends included $43 and $41 million as of September 30, 2023 and 2022, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:	2023		2022
	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of period	134	$2	138	$2
Stock award plans	4	—	5	—
Common stock issuances	2	—	2	—
Conversions of class A to class B common stock	(10)	—	(10)	—
Class A shares issued at end of period	130	$2	135	$2
Class B Common Stock:
Balance at beginning of period	725	$7	732	$7
Common stock purchases	(13)	—	(12)	—
Conversions of class A to class B common stock	10	—	10	—
Class B shares issued at end of period	722	$7	730	$7
Additional Paid-In Capital:
Balance at beginning of period		$—		$1,343
Stock award plans		391		410
Common stock purchases		(750)		(2,146)
Common stock issuances		370		393
Other (1)		(11)		—
Balance at end of period		$—		$—
Retained Earnings:
Balance at beginning of period		$21,326		$16,179
Net income attributable to controlling interests		5,103		8,095
Dividends ($4.86 and $4.56 per share) (2)		(4,230)		(4,049)
Common stock purchases		(1,500)		(48)
Other		—		—
Balance at end of period		$20,699		$20,177
Non-Controlling Interests:
Balance at beginning of period		$17		$16
Change in non-controlling interest		(5)		4
Balance at end of period		$12		$20
(1) Includes a 1% excise tax applicable to share repurchases.
(2) The dividend per share amount is the same for both class A and class B common stock. Dividends include $196 and $207 million as of September 30, 2023 and 2022, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We repurchased 4.4 and 12.8 million shares of class B common stock for $750 million and $2.3 billion during the three and nine months ended September 30, 2023, respectively. We repurchased 4.9 and 11.6 million shares of class B common stock for $951 million and $2.2 billion during the three and nine months ended September 30, 2022, respectively. These repurchases were completed as follows:
•In August 2021, the Board of Directors authorized the company to repurchase up to $5.0 billion of class A and class B common stock (the "2021 Authorization"). For the nine months ended months ended September 30, 2023, we repurchased 0.5 million shares of class B common stock for $82 million under this authorization. The share repurchases discussed above for the three and nine months ended September 30, 2022, were completed under this authorization.
•In January 2023, the Board of Directors terminated the 2021 Authorization and approved a new share repurchase authorization for $5.0 billion of class A and class B common stock (the "2023 Authorization"). For the three and nine months ended September 30, 2023, we repurchased 4.4 and 12.3 million shares for $750 million and $2.2 billion, respectively, under the 2023 Authorization. As of September 30, 2023, we had $2.8 billion available under this repurchase authorization.
We do not anticipate further share repurchases in 2023.
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
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 was as follows (in millions):

Three Months Ended September 30:	2023	2022
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of period	$(1,346)	$(1,447)
Translation adjustment (net of tax effect of $0 and $4)	(96)	(263)
Balance at end of period	(1,442)	(1,710)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of period	(20)	(8)
Current period changes in fair value (net of tax effect of $(1) and $(1))	(2)	(4)
Reclassification to earnings (net of tax effect of $0 and $0)	—	1
Balance at end of period	(22)	(11)
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	10	260
Current period changes in fair value (net of tax effect of $44 and $110)	138	350
Reclassification to earnings (net of tax effect of $(8) and $(21))	(27)	(69)
Balance at end of period	121	541
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(218)	(2,056)
Reclassification to earnings (net of tax effect of $7 and $5)	21	18
Balance at end of period	(197)	(2,038)
Accumulated other comprehensive income (loss) at end of period	$(1,540)	$(3,218)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:	2023	2022
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,446)	$(1,162)
Translation adjustment (net of tax effect of $(13) and $11)	1	(548)
Reclassification to earnings (net of tax effect of $0 and $0)	3	—
Balance at end of period	(1,442)	(1,710)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(11)	(1)
Current period changes in fair value (net of tax effect of $(5) and $(3))	(13)	(11)
Reclassification to earnings (net of tax effect of $1 and $0)	2	1
Balance at end of period	(22)	(11)
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	167	(17)
Current period changes in fair value (net of tax effect of $22 and $222)	69	705
Reclassification to earnings (net of tax effect of $(36) and $(46))	(115)	(147)
Balance at end of period	121	541
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(259)	(2,098)
Net actuarial gain (loss) resulting from remeasurements of plan assets and liabilities (net of tax effect of $0 and $11)	—	31
Reclassification to earnings (net of tax effect of $20 and $8)	62	29
Balance at end of period	(197)	(2,038)
Accumulated other comprehensive income (loss) at end of period	$(1,540)	$(3,218)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from accumulated other comprehensive income (loss) to the statements of consolidated income for the three and nine months ended September 30, 2023 and 2022 is as follows (in millions):

	Amount Reclassified from AOCI(1)		Affected Line Item in the Income Statement
Three Months Ended September 30:	2023	2022
Unrealized Gain (Loss) on Marketable Securities:
Realized gain (loss) on sale of securities	$—	$(1)	Investment income and other
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	(1)	Net income
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	(6)	(4)	Interest expense
Foreign currency exchange contracts	41	94	Revenue
Income tax (expense) benefit	(8)	(21)	Income tax expense
Impact on net income	27	69	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(28)	(23)	Investment income and other
Income tax (expense) benefit	7	5	Income tax expense
Impact on net income	(21)	(18)	Net income
Total amount reclassified for the period	$6	$50	Net income
(1) Accumulated other comprehensive income (loss)

	Amount Reclassified from AOCI(1)		Affected Line Item in the Income Statement
Nine Months Ended September 30:	2023	2022
Unrealized Gain (Loss) on Foreign Currency Translation:
Realized gain (loss) on business wind-down	$(3)	$—	Other expenses
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	(3)	—	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	(3)	(1)	Investment income and other
Income tax (expense) benefit	1	—	Income tax expense
Impact on net income	(2)	(1)	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(9)	(9)	Interest expense
Foreign currency exchange contracts	160	202	Revenue
Income tax (expense) benefit	(36)	(46)	Income tax expense
Impact on net income	115	147	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(82)	(70)	Investment income and other
Curtailment of benefit obligation	—	33	Investment income and other
Income tax (expense) benefit	20	8	Income tax expense
Impact on net income	(62)	(29)	Net income
Total amount reclassified for the period	$48	$117	Net income
(1) Accumulated other comprehensive income (loss)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock
We maintain a deferred compensation plan whereby certain employees were previously able to elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as a deferred compensation obligation within Shareowners’ Equity in the consolidated balance sheets. The number of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations. Employees are generally no longer able to defer the gains from stock options exercised.
Activity in the deferred compensation program for the three and nine months ended September 30, 2023 and 2022 was as follows (in millions):

	2023		2022
Three Months Ended September 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$9		$12
Reinvested dividends		—		—
Benefit payments		—		—
Balance at end of period		$9		$12
Treasury Stock:
Balance at beginning of period	—	$(9)	—	$(12)
Reinvested dividends	—	—	—	—
Benefit payments	—	—	—	—
Balance at end of period	—	$(9)	—	$(12)

	2023		2022
Nine Months Ended September 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$13		$16
Reinvested dividends		—		1
Benefit payments		(4)		(5)
Balance at end of period		$9		$12
Treasury Stock:
Balance at beginning of period	—	$(13)	—	$(16)
Reinvested dividends	—	—	—	(1)
Benefit payments	—	4	—	5
Balance at end of period	—	$(9)	—	$(12)

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
International Package
International Package operations include delivery to more than 200 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or destination outside the United States. Our International Package reporting segment includes our operations in Europe, the Indian sub-continent, the Middle East and Africa ("EMEA"), Canada and Latin America (together "Americas") and Asia.
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
Results of operations for the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
U.S. Domestic Package	$13,660	$15,374	$43,043	$45,957
International Package	4,267	4,799	13,225	14,748
Supply Chain Solutions	3,134	3,988	9,773	12,600
Consolidated revenue	$21,061	$24,161	$66,041	$73,305
Operating Profit:
U.S. Domestic Package	$571	$1,666	$3,639	$5,157
International Package	630	997	2,341	3,306
Supply Chain Solutions	142	450	684	1,436
Consolidated operating profit	$1,343	$3,113	$6,664	$9,899

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per-share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to common shareowners	$1,127	$2,584	$5,103	$8,095
Denominator:
Weighted average shares	853	867	856	870
Vested portion of restricted units	4	3	4	3
Denominator for basic earnings per share	857	870	860	873
Effect of dilutive securities:
Restricted units	1	2	1	2
Stock options	—	—	—	1
Denominator for diluted earnings per share	858	872	861	876
Basic earnings per share(1)	$1.31	$2.97	$5.93	$9.27
Diluted earnings per share(1)	$1.31	$2.96	$5.92	$9.24
(1) Earnings per share is computed using unrounded amounts.
Diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 excluded the effect of 0.2 and 0.1 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
As of September 30, 2023 and December 31, 2022, we held cash collateral of $382 and $534 million, respectively, under these agreements. This collateral is included in Cash and cash equivalents in the consolidated balance sheets and is unrestricted. As of September 30, 2023 and December 31, 2022, no collateral was required to be posted with our counterparties.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of September 30, 2023 and December 31, 2022, the notional amounts of our outstanding derivative positions were as follows (in millions):

		September 30, 2023	December 31, 2022
Currency hedges:
Euro	EUR	3,837	4,115
British Pound Sterling	GBP	682	856
Canadian Dollar	CAD	1,518	1,598
Hong Kong Dollar	HKD	2,669	4,261

Interest rate hedges:
Floating to Fixed Interest Rate Swaps	USD	—	28
As of September 30, 2023 and December 31, 2022, we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in the consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in the consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in the consolidated balance sheets had we elected to apply the right of offset as of September 30, 2023 and December 31, 2022 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$171	$174	$166	$171
Foreign currency exchange contracts	Other non-current assets	Level 2	172	250	161	226
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	—	1	—	1
Total Asset Derivatives			$343	$425	$327	$398

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$5	$3	$—	$—
Foreign currency exchange contracts	Other non-current liabilities	Level 2	11	24	—	—
Interest rate contracts	Other non-current liabilities	Level 2	—	5	—	5
Total Liability Derivatives			$16	$32	$—	$5
Our foreign currency exchange rate and interest rate derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, foreign currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of September 30, 2023 and December 31, 2022 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	September 30, 2023	September 30, 2023	December 31, 2022	December 31, 2022
Long-term debt and finance leases	$280	$5	$280	$5
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains (losses) that have been recognized in the statements of consolidated income for fair value and cash flow hedges, as well as the associated gain (loss) for the underlying hedged item for fair value hedges for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2023			2022
	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$—	$—	$—	$(1)	$—
Derivatives designated as hedging instruments	—	—	—	—	1	—
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(6)	—	—	(4)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	41	—	—	94	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$41	$(6)	$—	$94	$(4)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2023			2022
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain (loss) on fair value hedging relationships:
Interest Rate Contracts:
Hedged items	$—	$—	$—	$—	$10	$—
Derivatives designated as hedging instruments	—	—	—	—	(10)	—
Gain (loss) on cash flow hedging relationships:
Interest Rate Contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income	—	(9)	—	—	(9)	—
Foreign Currency Exchange Contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income	160	—	—	202	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$160	$(9)	$—	$202	$(9)	$—
The following table indicates the amount of gains (losses) that have been recognized in AOCI for the three and nine months ended September 30, 2023 and 2022 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2023	2022
Interest rate contracts	$—	$1
Foreign currency exchange contracts	182	459
Total	$182	$460

Nine Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2023	2022
Interest rate contracts	$—	$5
Foreign currency exchange contracts	91	922
Total	$91	$927
As of September 30, 2023, there were $160 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending September 30, 2024. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 3 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three and nine months ended September 30, 2023 and 2022 for those instruments designated as net investment hedges (in millions):

Three Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2023	2022
Foreign currency denominated debt	$103	$209
Total	$103	$209

Nine Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2023	2022
Foreign currency denominated debt	$5	$436
Total	$5	$436
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
Amounts recorded in the statements of consolidated income related to fair value changes and settlements of interest rate swaps and foreign currency forward contracts not designated as hedges for the three and nine months ended September 30, 2023 and 2022 (in millions) were as follows:

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2023	2022
Three Months Ended September 30:
Foreign currency exchange contracts	Investment income and other	$(4)	$(45)
Total		$(4)	$(45)

Nine Months Ended September 30:
Foreign currency exchange contracts	Investment income and other	$(1)	$(131)
Total		$(1)	$(131)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES
Our third-quarter effective tax rate decreased to 11.1% as compared to 21.0% in the prior year (21.6% year to date compared to 21.8% in 2022). The year-over-year decrease was driven by favorable U.S. Treasury guidance on utilization of foreign tax credits, decreases in uncertain tax positions as a result of resolution of global tax audits and adjustments to our tax balances to reflect our recently filed tax returns.
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
During the third quarter of 2023, we recognized an income tax benefit of $15 million related to a one-time compensation payment of $61 million. This income tax benefit was generated at a higher average tax rate than the U.S. federal statutory tax rate due to the effect of U.S. state and local taxes.
Also in the third quarter of 2023, we recorded goodwill impairment charges of $117 million ($125 million year to date). As a result, we recorded an additional income tax benefit of $14 million ($16 million year to date). This income tax benefit was generated at a lower average tax rate than the U.S. federal statutory tax rate due to a portion of the goodwill impairment charge not being deductible for tax purposes.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. TRANSFORMATION STRATEGY COSTS
We are undertaking an enterprise-wide transformation of our organization that includes initiatives, as well as changes in processes and technology, that impact global direct and indirect operating costs. During the third quarter of 2023, we reduced staff to better align direct headcount with volumes. As of September 30, 2023, we recorded an accrual for separation costs of $90 million on the consolidated balance sheet. We currently expect approximately $26 million to be paid by December 31, 2023 and the remainder to be paid during the first quarter of 2024.
The table below presents transformation strategy costs for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Transformation Strategy Costs:
Compensation and benefits	$80	$15	$178	$71
Total other expenses	14	21	58	61
Total Transformation Strategy Costs	$94	$36	$236	$132

Income Tax Benefit from Transformation Strategy Costs	(24)	(9)	(57)	(31)
After-Tax Transformation Strategy Costs	$70	$27	$179	$101
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. SUBSEQUENT EVENTS
In the third quarter of 2023, we entered into an agreement to acquire MNX Global Logistics, a global time-critical and temperature-sensitive logistics provider. This acquisition is expected to enhance our capabilities in time-critical logistics, including healthcare and related industries and is expected to close in the fourth quarter of 2023, subject to regulatory approval.
Also in the third quarter of 2023, we entered into a separate agreement to acquire Happy Returns, a technology-focused company that provides innovative end-to-end return services. This acquisition will expand our returns portfolio and provide a consolidated returns solution for our enterprise retail customers. This acquisition was closed on November 1, 2023.
The aggregate purchase price for both acquisitions will be approximately $1.3 billion. These acquisitions are not expected to exceed 10% of operating income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
As the world’s premier package delivery company and leading provider of global supply chain management solutions, we seek to provide industry-leading service to our customers by combining our digital capabilities with our global integrated network and diversified portfolio. Our Customer First, People Led, Innovation Driven strategy is enabling us to stay focused on our core business and invest to grow in the most attractive parts of the market, like healthcare and with small- and medium-sized businesses ("SMBs").
We have taken a number of steps in furtherance of our strategy in the third quarter of 2023. We entered into an agreement to acquire MNX Global Logistics, a global time-critical and temperature-sensitive logistics provider, which we anticipate will close during the fourth quarter. We also entered into an agreement to acquire Happy Returns, a technology-focused company that provides innovative end-to-end return services. This acquisition closed on November 1st.
In addition, in early September, our International Brotherhood of Teamsters employees fully ratified a new national master agreement. In total, wage and benefit rates combined with all other contract provisions will increase union cost at a 3.3% compounded annual growth rate over the five-year term of the contract, with the majority of the increase in the first and fifth years. Importantly, this contract provides us significant certainty around labor, and we have retained the ability to implement technology to further drive productivity inside our buildings, which is expected to help offset cost increases.
Throughout the third quarter, we continued deploying our Smart Package Smart Facility RFID technology to reduce package car loading errors and improve efficiency in deliveries. As of September 30, 2023, this technology was installed in most of our U.S. facilities. In Supply Chain Solutions, we began implementing robotic technology to unload packages more efficiently.
For the quarter and year-to-date periods, macroeconomic headwinds, including persistent global inflation, geopolitical tensions and changes in consumer behavior, together with volume diversion resulting from our labor negotiations with the Teamsters, have contributed to a challenging operating environment. Internationally, demand continued to decline in Asia while economic conditions in Europe remained challenging.
These factors led to volume declines in our global small package operations for both the quarter and year to date, and we anticipate that they will continue to impact us in the fourth quarter, although we have experienced week-over-week U.S. volume growth since the ratification of our contract with the Teamsters.
Faced with this challenging external environment during the quarter, we continued our focus on adjusting our network to match volume levels and delivering industry-leading service to our customers. Additionally, we remained disciplined in our capital allocation practices by returning cash to shareowners through both a dividend and share repurchases, and by reinvesting in our business. We do not anticipate further share repurchases in 2023.
We have two reportable segments: U.S. Domestic Package and International Package. Our remaining businesses are reported as Supply Chain Solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Highlights of our consolidated results, which are discussed in more detail below, include:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue (in millions)	$21,061	$24,161	$(3,100)	(12.8)%	$66,041	$73,305	$(7,264)	(9.9)%
Operating Expenses (in millions)	19,718	21,048	(1,330)	(6.3)%	59,377	63,406	(4,029)	(6.4)%
Operating Profit (in millions)	$1,343	$3,113	$(1,770)	(56.9)%	$6,664	$9,899	$(3,235)	(32.7)%
Operating Margin	6.4%	12.9%			10.1%	13.5%
Net Income (in millions)	$1,127	$2,584	$(1,457)	(56.4)%	$5,103	$8,095	$(2,992)	(37.0)%
Basic Earnings Per Share	$1.31	$2.97	$(1.66)	(55.9)%	$5.93	$9.27	$(3.34)	(36.0)%
Diluted Earnings Per Share	$1.31	$2.96	$(1.65)	(55.7)%	$5.92	$9.24	$(3.32)	(35.9)%

Operating Days	63	64			191	192
Average Daily Package Volume (in thousands)	20,425	22,900		(10.8)%	21,109	23,083		(8.6)%
Average Revenue Per Piece	$13.81	$13.58	$0.23	1.7%	$13.82	$13.52	$0.30	2.2%
•Revenue and average daily package volume in our global small package operations decreased for both the quarter and year to date, with declines in both commercial and residential shipments across all of our products. These declines were primarily the result of the macroeconomic conditions and labor-related uncertainties described above, as well as a reduction in fuel surcharge revenue driven by declines in fuel prices.
•Operating expenses decreased for both the quarter and year to date, driven by a reduction in purchased transportation in Supply Chain Solutions and reductions in fuel expense in our small package operations, as well as the impact of our ongoing productivity initiatives.
•Operating profit and operating margin decreased for both the quarter and year to date, as revenue declines were greater than operating expense reductions.
•We reported third quarter net income of $1.1 billion and diluted earnings per share of $1.31 ($5.1 billion and $5.92 per diluted share for the year-to-date period). Adjusted diluted earnings per share were $1.57 for the third quarter ($6.31 per diluted share year to date) after adjusting for the after-tax impacts of:
◦transformation strategy costs of $70 million, or $0.09 per diluted share, for the third quarter ($179 million and $0.21 per diluted share year to date);
◦goodwill impairment charges of $103 million, or $0.12 per diluted share, for the third quarter ($109 million and $0.13 per diluted share year to date); and
◦a one-time compensation payment of $46 million, or $0.05 per diluted share, for the third quarter and year to date.
In the U.S. Domestic Package segment, revenue declines for the quarter and year to date were driven by lower volume and fuel surcharge revenue. These were somewhat offset by revenue per piece growth due to increases in base rates and changes in product and customer mix. Expenses for the quarter and year to date decreased, primarily due to declines in fuel expense, purchased transportation and management compensation expense.
In our International Package segment, revenue declines for the quarter and year to date were driven by lower volume and declines in fuel and demand-related surcharges. These were slightly offset by the impact of base rate increases. Expense decreases for the quarter and year to date were primarily driven by lower fuel and purchased transportation expense as a result of volume declines and lower fuel prices.
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
Adjusted amounts reflect the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjustments	2023	2022	2023	2022
Operating Expenses:
Transformation Strategy Costs	$94	$36	$236	$132
Goodwill and Asset Impairments, and Divestiture Charges	117	—	125	—
One-Time Compensation Payment	61	—	61	—
Total Adjustments to Operating Expenses	$272	$36	$422	$132

Other Income and (Expense):
Defined Benefit Plan (Gains) Losses	$—	$—	$—	$(33)
Total Adjustments to Other Income and (Expense)	$—	$—	$—	$(33)

Total Adjustments to Income Before Income Taxes	$272	$36	$422	$99

Income Tax (Benefit) Expense:
Transformation Strategy Costs	$(24)	$(9)	$(57)	$(31)
Goodwill and Asset Impairments, and Divestiture Charges	(14)	—	(16)	—
One-Time Compensation Payment	(15)	—	(15)	—
Defined Benefit Plan (Gains) Losses	—	—	—	9
Total Adjustments to Income Tax (Benefit) Expense	$(53)	$(9)	$(88)	$(22)

Total Adjustments to Net Income	$219	$27	$334	$77
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
One-Time Compensation Payment
We supplement the presentation of our operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of a one-time payment made to certain U.S.-based, non-union part-time supervisors following the ratification of our labor agreement with the Teamsters. We do not expect this or similar payments to recur. We believe excluding the impact of this one-time payment better enables users of our financial statements to view and evaluate underlying business performance from the same perspective as management.

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
During the first quarter of 2022, we amended the UPS Canada Ltd. Retirement Plan to cease future benefit accruals effective December 31, 2023. As a result, we remeasured the plan's assets and benefit obligation resulting in a curtailment gain of $33 million ($24 million after-tax) for the nine months ended September 30, 2022.
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
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, or as necessary to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the third quarter or year-to-date periods.
As a normal part of managing of our air network, we routinely idle aircraft and engines temporarily for maintenance or to adjust network capacity. As a result of the reduction in volumes experienced during the quarter, we identified additional opportunities to temporarily idle aircraft within our network in order to better match capacity with current demand. Temporarily idled assets are classified as held-and-used, and we continue to record depreciation expense for these assets. As of September 30, 2023, we had nine aircraft temporarily idled for an average period of approximately four months. We expect these aircraft to return to revenue service.
We test goodwill and other indefinite-lived intangible assets for impairment annually at July 1st and at other dates on an interim basis if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying value thereof may be impaired. Testing goodwill and other indefinite-lived intangible assets for impairment requires that we make a number of significant assumptions, including assumptions related to future revenues, costs, capital expenditures, working capital, our cost of capital and market comparables. We are also required to make assumptions relating to our overall business and operating strategy, and the regulatory and market environment. Actual results that differ from, changes in, or the use of different, assumptions may adversely affect the fair value of a reporting unit, which may in turn require us to recognize an impairment charge.
We conducted our most recent goodwill impairment testing as of July 1, 2023. In developing our valuation assumptions underlying the annual impairment testing, we determined that the cost of capital for our Roadie and Delivery Solutions reporting units had increased, driven by increases in the risk-free interest rate and volatility of the stock prices of market comparables. The results of our testing using these assumptions indicated that the carrying values of our Roadie and Delivery Solutions reporting units exceeded their estimated fair values.
As a result, for the third quarter of 2023, we recorded an impairment charge of $117 million ($103 million after tax, or $0.12 per diluted share) within Other Expenses in our Statement of Consolidated Income. This charge represented goodwill impairment of $56 million related to the Roadie reporting unit and $61 million related to Delivery Solutions, which represents all of the goodwill associated with this reporting unit.
Additionally, our annual impairment testing indicated that the fair value of the indefinite-lived trade name associated with our truckload brokerage business remained greater than its carrying value by less than 10 percent. The carrying value of the trade name is $200 million. Our truckload brokerage business continues to be negatively impacted by market conditions, which has resulted in revenue declines. We continue to monitor business performance and external factors affecting our valuation assumptions for this trade name.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,679	1,932		(13.1)%	1,699	1,929		(11.9)%
Deferred	1,078	1,341		(19.6)%	1,102	1,417		(22.2)%
Ground	14,529	16,266		(10.7)%	15,102	16,309		(7.4)%
Total Average Daily Package Volume	17,286	19,539		(11.5)%	17,903	19,655		(8.9)%
Average Revenue Per Piece:
Next Day Air	$22.42	$21.62	$0.80	3.7%	$22.31	$21.39	$0.92	4.3%
Deferred	16.61	15.28	1.33	8.7%	16.59	15.15	1.44	9.5%
Ground	11.10	10.94	0.16	1.5%	11.20	10.83	0.37	3.4%
Total Average Revenue Per Piece	$12.54	$12.29	$0.25	2.0%	$12.59	$12.18	$0.41	3.4%
Operating Days in Period	63	64			191	192
Revenue (in millions):
Next Day Air	$2,372	$2,673	$(301)	(11.3)%	$7,240	$7,923	$(683)	(8.6)%
Deferred	1,128	1,311	(183)	(14.0)%	3,491	4,123	(632)	(15.3)%
Ground	10,160	11,390	(1,230)	(10.8)%	32,312	33,911	(1,599)	(4.7)%
Total Revenue	$13,660	$15,374	$(1,714)	(11.1)%	$43,043	$45,957	$(2,914)	(6.3)%
Operating Expenses (in millions):
Operating Expenses	$13,089	$13,708	$(619)	(4.5)%	$39,404	$40,800	$(1,396)	(3.4)%
Transformation Strategy Costs	(33)	(20)	(13)	65.0%	(134)	(89)	(45)	50.6%
One-Time Compensation Payment	(61)	—	(61)	N/A	(61)	—	(61)	N/A
Adjusted Operating Expense	$12,995	$13,688	$(693)	(5.1)%	$39,209	$40,711	$(1,502)	(3.7)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$571	$1,666	$(1,095)	(65.7)%	$3,639	$5,157	$(1,518)	(29.4)%
Adjusted Operating Profit	$665	$1,686	$(1,021)	(60.6)%	$3,834	$5,246	$(1,412)	(26.9)%
Operating Margin	4.2%	10.8%			8.5%	11.2%
Adjusted Operating Margin	4.9%	11.0%			8.9%	11.4%
Revenue
The change in revenue was due to the following factors:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Third quarter 2023 vs. 2022	(12.9)%	4.7%	(2.9)%	(11.1)%
Year to date 2023 vs. 2022	(9.4)%	4.6%	(1.5)%	(6.3)%
In both the three and nine month periods, revenue was negatively impacted by having one less operating day in the third quarter of 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased in the third quarter and year to date, with reductions in both residential and commercial shipments. In both periods, challenging external conditions, including persistent inflation, geopolitical tensions and changes in consumer behavior contributed to overall volume declines. Volume was also negatively impacted for both the quarter and year-to-date periods by our labor negotiations with the Teamsters. Following ratification of the contract in September, we began to experience week-over-week increases in volume. We anticipate that average daily volume will decline in the fourth quarter relative to the comparative period, but will increase compared to the third quarter of 2023.
Business-to-consumer shipments declined 13.4% in the third quarter (down 10.1% year to date), primarily due to a reduction in discretionary consumer spending as a result of the macroeconomic environment discussed above, as well as the impact of our labor negotiations with the Teamsters. In both periods, residential volume declines from SMBs were lower than from our large customers, which was partially due to continued growth in our Digital Access Program. Volume from our largest customer declined for both the third quarter and year to date as planned under our contract terms.
Business-to-business shipments declined 9.0% in the third quarter (down 7.3% year to date), primarily as a result of declines from our large customers in industry sectors that are sensitive to macroeconomic factors discussed above. Uncertainty around our Teamsters contract also negatively impacted volume in both periods. Returns volume declined in the third quarter, but remained relatively flat year to date. We anticipate that our acquisition of Happy Returns will accelerate returns volume growth.
Within our Air products, average daily volume decreased across all customer segments for both the quarter and year to date. These declines resulted from continued execution under the contract terms with our largest customer as planned, as well as from other customers making cost trade-offs and utilizing the enhanced speed in our ground network.
Ground residential and Ground commercial average daily volume decreases of 12.3% and 8.7%, respectively, for the quarter (down 8.0% and 6.7%, respectively, year to date) were primarily attributable to volume declines from a number of large customers due to the macroeconomic factors discussed above.
Rates and Product Mix
Air and Ground rates increased an average of 6.9% in December 2022. Revenue per piece from our Air and Ground products increased for the quarter and year to date, resulting from base rate increases and additional pricing actions, as well as favorable changes in customer mix and, for the third quarter, a favorable shift in product mix. Declines in fuel surcharges negatively impacted revenue per piece in both periods.
We anticipate the year-over-year revenue per piece growth rate will improve in the fourth quarter relative to the third quarter of 2023, as anticipated declines in fuel surcharge revenue are expected to be more than offset by the impact of the base rate increases and additional pricing actions.
Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that adjusts weekly. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price.
Fuel surcharge revenue decreased $459 million for the quarter (down $724 million year to date), driven by reductions in price per gallon and the impact of lower volume. Based on the current commodity market outlook, we expect a continued year-over-year reduction in fuel surcharge revenue in the fourth quarter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses and adjusted operating expenses decreased for both the quarter and year to date. Our pickup and delivery costs decreased $210 million in the third quarter (down $479 million year to date), the costs of operating our integrated air and ground network decreased $439 million in the third quarter (down $1.0 billion year to date) and our package sorting costs decreased $88 million in the third quarter (down $198 million year to date). These decreases were partially offset by an increase of $44 million in other indirect operating costs in the third quarter (up $200 million year to date). In addition to the impact of one less operating day in 2023, the overall decrease in operating expenses was primarily due to:
•Lower compensation expense for both the quarter and year-to-date periods due to a reduction in direct union labor hours resulting from volume declines, as well as the impact of incentive compensation program design changes implemented in the fourth quarter of 2022 and reductions in management headcount. These decreases were partially offset by the impact of the first-year contractual rate increase under our new Teamsters contract that became effective August 1st.
•A reduction in purchased transportation costs for both the quarter and year to date, resulting from lower overall volumes and a reduction in ground volume handled by third-party carriers, as well as the impact of continued strategic initiatives.
•Lower fuel expense driven by lower volume and decreases in the price of jet fuel, diesel and gasoline which we expect to continue in the fourth quarter.
Notwithstanding the factors discussed above, total cost per piece increased 9.7% for the quarter (up 6.6% year to date), and adjusted cost per piece increased 8.9% for the quarter (up 6.3% year to date), driven by overall reductions in volume. We anticipate the cost per piece growth rate will moderate in the fourth quarter relative to the third quarter of 2023, driven by volume growth, additional network improvements and productivity initiatives, as well as further reductions in fuel cost.
Operating Profit and Margin
Operating profit decreased $1.1 billion in the third quarter (down $1.5 billion year to date), with operating margin decreasing 660 basis points to 4.2% (down 270 basis points to 8.5% year to date) as revenue declines were greater than operating expense reductions. Adjusted operating profit decreased $1.0 billion in the third quarter (down $1.4 billion year to date), with adjusted operating margin decreasing 610 basis points to 4.9% (down 250 basis points to 8.9% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Average Daily Package Volume (in thousands):
Domestic	1,524	1,677		(9.1)%	1,571	1,729		(9.1)%
Export	1,615	1,684		(4.1)%	1,635	1,699		(3.8)%
Total Average Daily Package Volume	3,139	3,361		(6.6)%	3,206	3,428		(6.5)%
Average Revenue Per Piece:
Domestic	$7.73	$7.31	$0.42	5.7%	$7.66	$7.43	$0.23	3.1%
Export	33.09	34.77	(1.68)	(4.8)%	33.26	35.26	(2.00)	(5.7)%
Total Average Revenue Per Piece	$20.78	$21.07	$(0.29)	(1.4)%	$20.72	$21.22	$(0.50)	(2.4)%
Operating Days in Period	63	64			191	192
Revenue (in millions):
Domestic	$742	$785	$(43)	(5.5)%	$2,299	$2,465	$(166)	(6.7)%
Export	3,367	3,747	(380)	(10.1)%	10,387	11,501	(1,114)	(9.7)%
Cargo and Other	158	267	(109)	(40.8)%	539	782	(243)	(31.1)%
Total Revenue	$4,267	$4,799	$(532)	(11.1)%	$13,225	$14,748	$(1,523)	(10.3)%
Operating Expenses (in millions):
Operating Expenses	$3,637	$3,802	$(165)	(4.3)%	$10,884	$11,442	$(558)	(4.9)%
Transformation Strategy Costs	(45)	(7)	(38)	542.9%	(42)	(22)	(20)	90.9%
Adjusted Operating Expenses	$3,592	$3,795	$(203)	(5.3)%	$10,842	$11,420	$(578)	(5.1)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$630	$997	$(367)	(36.8)%	$2,341	$3,306	$(965)	(29.2)%
Adjusted Operating Profit	$675	$1,004	$(329)	(32.8)%	$2,383	$3,328	$(945)	(28.4)%
Operating Margin	14.8%	20.8%			17.7%	22.4%
Adjusted Operating Margin	15.8%	20.9%			18.0%	22.6%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$43				$(152)
Operating Expenses			(75)				37
Operating Profit			$(32)				$(115)
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Third quarter 2023 vs. 2022	(8.4)%	(0.1)%	(3.5)%	0.9%	(11.1)%
Year to date 2023 vs. 2022	(7.0)%	0.6%	(2.9)%	(1.0)%	(10.3)%
In both the three and nine month periods, revenue was negatively impacted by having one less operating day in the third quarter of 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume for domestic and export products decreased for the third quarter and year to date. Business-to-consumer volume decreased 11.5% for the third quarter (down 9.8% year to date) as persistent inflation and high interest rates continued to impact consumer demand. These factors and increased levels of U.S. inventory also negatively impacted business-to-business volume, which decreased 4.7% for the third quarter (down 5.2% year to date). Volume from large customers and SMBs declined in both periods, driven by declines from the retail, manufacturing and technology sectors. We expect year-over-year declines in average daily volume to continue through the fourth quarter.
Export volume decreased for the quarter and year to date, driven by declines in intra-Europe and Asia activity. These were partially offset by an increase in volume in the Americas region. The volume declines in intra-Europe and Asia trade lanes were primarily due to lower consumer spending as a result of challenging economic conditions. The Asia to U.S. trade lane was also negatively impacted by high inventory levels in the United States.
Our premium products saw volume decline 11.3% for the third quarter (down 10.0% year to date), primarily in our Worldwide and Transborder Express Saver products. These declines resulted from shifts in customer product preferences, macroeconomic conditions and lower import demand from U.S. consumers. Volume in our non-premium products decreased 2.6% for the third quarter (down 1.5% year to date), driven by declines in Transborder Standard and Worldwide Expedited. These declines were primarily due to the macroeconomic conditions described above.
Macroeconomic conditions also impacted Domestic volume, which declined for both the third quarter and year to date, driven by declines in Europe and Canada.
Rates and Product Mix
In December 2022, we implemented an average 6.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Total revenue per piece decreased 1.4% for the quarter (down 2.4% year to date), primarily due to declines in fuel and demand-related surcharges and unfavorable shifts in product mix. These declines were partially offset by base rate increases and, for the third quarter, favorable currency movements. Year to date, currency negatively impacted revenue per piece. Excluding the impact of currency, revenue per piece decreased 2.4% in the quarter (down 1.2% year to date). In the fourth quarter, we anticipate overall revenue per piece will be relatively flat compared to the same period last year.
Export revenue per piece decreased 4.8% for the quarter (down 5.7% year to date). Decreases were driven by changes in product mix, primarily a decline in our Worldwide products. In both periods, these decreases were slightly offset by base rate increases. Excluding the impact of currency, export revenue per piece decreased 5.4% in the quarter (down 4.7% year to date).
Domestic revenue per piece increased 5.7% for the quarter (up 3.1% year to date), primarily due to customer mix. Currency movements favorably impacted revenue per piece for the quarter, but were unfavorable for the year. Excluding the impact of currency, domestic revenue per piece increased 2.9% for the quarter (up 5.1% year to date).
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
Total international fuel surcharge revenue decreased $156 million for the quarter (down $450 million year to date), primarily driven by a decrease in price per gallon and the impact of volume declines. Based on our current commodity market outlook, we expect fuel surcharge revenue in the fourth quarter to remain below the same period last year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses and adjusted operating expenses decreased for both the third quarter and year to date. This was primarily due to reductions in the cost of operating our integrated international air and ground network, which decreased $277 million for the quarter and $594 million year to date, driven by lower fuel prices as well as a reduction in air charters and aircraft block hours. We anticipate that fuel prices in the fourth quarter will remain lower than in the prior year.
These reductions were slightly offset by increases in our pickup and delivery costs of $29 million for the quarter (down $9 million year to date) and our other indirect costs, which increased $39 million for the quarter (up $24 million year to date). We also incurred additional employee separation costs as we made staffing adjustments to reduce overhead and better align direct labor headcount with volume.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $367 million for the third quarter (down $965 million year to date), with operating margin decreasing 600 basis points to 14.8% (down 470 basis points to 17.7% year to date). Adjusted operating profit decreased $329 million for the third quarter (down $945 million year to date), while adjusted operating margin decreased 510 basis points to 15.8% (down 460 basis points to 18.0% year to date).
Substantially all of our operations in Russia and Belarus were suspended in March 2022. Subsequently, we have commenced liquidation of our Small Package and Forwarding and Logistics subsidiaries in these countries. We expect to complete this process in early 2024. Substantially all of our operations in Ukraine remain indefinitely suspended. These actions have not had, and are not expected to have, a material impact on us.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue (in millions):
Forwarding	$1,327	$2,162	$(835)	(38.6)%	$4,217	$7,140	$(2,923)	(40.9)%
Logistics	1,430	1,302	128	9.8%	4,271	3,843	428	11.1%
Other	377	524	(147)	(28.1)%	1,285	1,617	(332)	(20.5)%
Total Revenue	$3,134	$3,988	$(854)	(21.4)%	$9,773	$12,600	$(2,827)	(22.4)%
Operating Expenses (in millions):
Operating Expenses	$2,992	$3,538	$(546)	(15.4)%	$9,089	$11,164	$(2,075)	(18.6)%
Transformation Strategy Costs	(16)	(9)	(7)	77.8%	(60)	(21)	(39)	185.7%
Goodwill and Asset Impairments, and Divestiture Charges	(117)	—	(117)	N/A	(125)	—	(125)	N/A
Adjusted Operating Expenses:	$2,859	$3,529	$(670)	(19.0)%	$8,904	$11,143	$(2,239)	(20.1)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$142	$450	$(308)	(68.4)%	$684	$1,436	$(752)	(52.4)%
Adjusted Operating Profit	$275	$459	$(184)	(40.1)%	$869	$1,457	$(588)	(40.4)%
Operating Margin	4.5%	11.3%			7.0%	11.4%
Adjusted Operating Margin	8.8%	11.5%			8.9%	11.6%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$24				$(33)
Operating Expenses			(30)				35
Operating Profit			$(6)				$2
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Forwarding	$14	$1	$13	1,300.0%	$38	$9	$29	322.2%
Logistics	1	7	(6)	(85.7)%	21	9	12	133.3%
Other	1	1	—	—%	1	3	(2)	(66.7)%
Total Transformation Strategy Costs	$16	$9	$7	77.8%	$60	$21	$39	185.7%
Goodwill and Asset Impairments, and Divestiture Charges
Forwarding	$—	$—	$—	N/A	$8	$—	$8	N/A
Logistics	—	—	—	N/A	—	—	—	N/A
Other	117	—	117	N/A	117	—	117	N/A
Total Goodwill and Asset Impairments, and Divestitures Charges	$117	$—	$117	N/A	$125	$—	$125	N/A
Total Adjustments to Operating Expenses	$133	$9	$124	1,377.8%	$185	$21	$164	781.0%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue in Supply Chain Solutions decreased for both the third quarter and year to date. This was primarily due to declines in our Forwarding business as macroeconomic conditions drove declines in customer activity, while increased capacity led to lower market rates.
•International airfreight revenue decreased approximately $290 million for the quarter (down $1.1 billion year to date). Customer demand remained weak, particularly on Asia export lanes for the first half of the year, and capacity growth continued to outpace demand. These factors drove down the rates we charge for services in both the quarter and year-to-date periods and we anticipate that they will continue to pressure rates in the fourth quarter.
•Revenue in our truckload brokerage business decreased $295 million for the quarter (down $1.1 billion year to date) due to lower volume and a continued decline in market rates. We remained focused on our revenue quality initiatives and, as a result, were able to grow volume from SMBs during both the third quarter and year-to-date periods.
•The remaining reduction in revenue, for both the quarter and year to date, was attributable to our ocean freight forwarding business. Market rates declined in both periods, particularly on the Asia to U.S. lane, driven by challenging macroeconomic conditions and the impact of additional capacity entering the market. While volume decreases negatively impacted revenue year to date, volume growth in the third quarter slightly offset the impact of lower market rates. We expect revenue to remain challenged in the fourth quarter as capacity increases are expected to continue to outpace demand.
Within our Logistics businesses, healthcare logistics revenue increased $138 million for the third quarter (up $342 million year to date). The acquisition of Bomi Group in the fourth quarter of 2022 drove $97 million of the increase for the quarter ($291 million year to date) and we also experienced growth across our other healthcare operations. Revenue in mail services increased $19 million for the quarter (up $122 million year to date) as a result of volume growth, rate increases and a favorable shift in product characteristics. The growth in healthcare and mail services was partially offset by declines in our other distribution operations for both the third quarter and year to date.
Revenue from the other businesses within Supply Chain Solutions decreased for both the quarter and year to date, driven by a reduction of $92 million (down $307 million year to date) in transition services provided to the acquirer of UPS Freight as we continue to wind down these arrangements. Third-quarter revenue was also negatively impacted by lower volumes from service contracts with the U.S. Postal Service. These reductions were partially offset by higher revenue from our digital businesses for both the third quarter and year to date.
Operating Expenses
Total operating expenses and total adjusted operating expenses for Supply Chain Solutions decreased for both the quarter and year to date.
Forwarding operating expenses decreased $687 million for the quarter (down $2.4 billion year to date). This primarily resulted from a reduction of approximately $650 million in purchased transportation expense for the quarter (down approximately $2.3 billion year to date) due to lower volumes and market rates across our forwarding businesses. We expect these conditions to persist as we move through the fourth quarter, resulting in lower purchased transportation costs.
Logistics operating expenses increased $121 million for the quarter (up $388 million year to date), driven by the impact of the acquisition of Bomi Group, which was responsible for $107 million of the increase ($317 million year to date). Purchased transportation costs in mail services were relatively flat for the quarter but increased $67 million year to date due to volume and rate increases and shifts in product characteristics.
Expenses in the other businesses within Supply Chain Solutions decreased for both the quarter and year to date, largely driven by a reduction in costs incurred to procure transportation for, and provide transition services to, the acquirer of UPS Freight. Transportation costs related to our contracts with the U.S. Postal Service decreased during the third quarter as a result of lower volumes. These decreases were partially offset by goodwill impairment charges and higher operating costs within our digital businesses.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Profit and Margin
As a result of the factors described above, total operating profit decreased $308 million for the third quarter (down $752 million year to date) with operating margin decreasing 680 basis points to 4.5% (down 440 basis points to 7.0% year to date). On an adjusted basis, operating profit decreased $184 million for the third quarter (down $588 million year to date), with adjusted operating margin decreasing 270 basis points to 8.8% (down 270 basis points to 8.9% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,528	$11,489	$39	0.3%	$34,187	$34,434	$(247)	(0.7)%
Transformation Strategy Costs	(80)	(15)	(65)	433.3%	(178)	(71)	(107)	150.7%
One-Time Compensation Payment	$(61)	$—	$(61)	N/A	$(61)	$—	$(61)	N/A
Adjusted Compensation and benefits	$11,387	$11,474	$(87)	(0.8)%	$33,948	$34,363	$(415)	(1.2)%

Repairs and maintenance	$719	$732	$(13)	(1.8)%	$2,126	$2,160	$(34)	(1.6)%
Depreciation and amortization	837	774	63	8.1%	2,499	2,300	199	8.7%
Purchased transportation	3,118	4,179	(1,061)	(25.4)%	9,834	13,176	(3,342)	(25.4)%
Fuel	1,132	1,530	(398)	(26.0)%	3,493	4,447	(954)	(21.5)%
Other occupancy	481	435	46	10.6%	1,490	1,358	132	9.7%
Other expenses	1,903	1,909	(6)	(0.3)%	5,748	5,531	217	3.9%
Total Other expenses	8,190	9,559	(1,369)	(14.3)%	25,190	28,972	(3,782)	(13.1)%
Transformation Strategy Costs	(14)	(21)	7	(33.3)%	(58)	(61)	3	(4.9)%
Goodwill and Asset Impairments, and Divestiture Charges	(117)	—	(117)	N/A	(125)	—	(125)	N/A
Adjusted Total Other expenses	$8,059	$9,538	$(1,479)	(15.5)%	$25,007	$28,911	(3,904)	(13.5)%

Total Operating Expenses	$19,718	$21,048	$(1,330)	(6.3)%	$59,377	$63,406	$(4,029)	(6.4)%
Adjusted Total Operating Expenses	$19,446	$21,012	$(1,566)	(7.5)%	$58,955	$63,274	$(4,319)	(6.8)%

Currency (Benefit) / Cost - (in millions)*			$105				$(72)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Compensation	$5	$7	$(2)	(28.6)%	$15	$31	$(16)	(51.6)%
Benefits	136	8	128	1,600.0%	223	40	183	457.5%
Other expenses	14	21	(7)	(33.3)%	59	61	(2)	(3.3)%
Total Transformation Strategy Costs	$155	$36	$119	330.6%	$297	$132	$165	125.0%
Goodwill and Asset Impairments, and Divestiture Charges
Other expenses	$117	$—	$117	N/A	$125	$—	$125	N/A
Total Adjustments to Operating Expenses	$272	$36	$236	655.6%	$422	$132	$290	219.7%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Total compensation and benefits costs increased in the third quarter while adjusted total compensation and benefits decreased in the third quarter. In the year-to-date period, total compensation and benefits and adjusted total compensation and benefits decreased. Compensation costs decreased $163 million for the third quarter (down $542 million year to date). On an adjusted basis, compensation costs decreased $161 million for the third quarter (down $526 million year to date). The principal factors contributing to the decreases were:
•Management compensation decreased $152 million for the third quarter (down $476 million year to date). On an adjusted basis, management compensation decreased $150 million for the third quarter (down $468 million year to date). The decreases were driven by fourth quarter 2022 design changes to our incentive compensation programs, lower incentive compensation accruals and lower overall headcount.
•Direct labor costs decreased $36 million for the third quarter (down $90 million year to date). Reductions in U.S. direct labor hours and administrative headcount due to volume declines resulted in a reduction in expense of $362 million for the quarter (down approximately $760 million year to date). Other labor-related costs decreased by approximately $30 million for the quarter (approximately $110 million year to date). These declines were largely offset by an increase of $372 million for the quarter (approximately $790 million year to date) attributable to contractual wage rate increases for our U.S. union workforce. We expect wage rate growth will continue through the fourth quarter due to the new Teamsters contract.
•The acquisition of Bomi Group in the fourth quarter of 2022 resulted in additional compensation cost of $28 million for the third quarter ($79 million year to date).
Benefits costs increased $202 million for the third quarter (up $295 million year to date). On an adjusted basis, benefits costs increased $74 million for the third quarter (up $111 million year to date). The principal factors impacting the changes were:
•Other benefits costs increased $118 million for the quarter (up $180 million year to date), driven by a one-time payment of $52 million to certain U.S.-based, non-union part time supervisors and employee separation costs of $64 million ($118 million year to date) related to staffing adjustment initiatives to reduce our overhead cost and better align direct labor headcount with volume. On an adjusted basis, other benefits increased $2 million for the third quarter (up $9 million year to date).
•Accruals for paid time off, payroll taxes and other costs increased $85 million for the quarter (up $65 million year to date), primarily due to wage growth and payroll taxes for the one-time payment discussed above. On an adjusted basis, these costs increased $76 million for the quarter (up $56 million year to date).
•Health and welfare costs increased $65 million for the third quarter (up $200 million year to date), driven by increased contributions to multiemployer plans as a result of contractually-mandated rate increases.
•Workers' compensation expense increased $60 million for the third quarter (up $96 million year to date), driven by an increase in current year claims and unfavorable developments in reserves for prior years' claims, partially offset by the impact of a decrease in overall hours worked.
•Pension and other postretirement benefits costs decreased $126 million for the third quarter (down $248 million year to date) due primarily to:
◦The cost of company-sponsored defined benefit plans decreased $219 million in the third quarter (down $658 million year to date), driven by a reduction in service cost due to higher discount rates. The cessation of accruals for future service in the UPS Retirement Plan was offset by the cost of replacement contributions to the UPS 401(k) Savings Plan.
◦Contributions to multiemployer plans remained flat in the third quarter but increased $56 million year to date due to the impact of contractually-mandated contribution increases, partially offset by reductions in eligible headcount.
◦Expense for the UPS 401(k) Savings Plan increased $87 million in the third quarter (up $328 million year to date), primarily due to the impact of replacement contributions for the UPS Retirement Plan, demographic changes and additional contributions resulting from the one-time payment discussed above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Repairs and Maintenance
The decrease in repairs and maintenance expense for the third quarter and year-to-date periods was primarily due to the deferral of aircraft engine maintenance, as the declines in volume resulted in the temporary idling of certain aircraft in both periods.
Depreciation and Amortization
We incurred higher depreciation expense during the third quarter and year-to-date periods as a result of additional facilities coming into service, growth in the size of our vehicle fleet and the reduction in estimated residual value of our MD-11 aircraft. We incurred higher amortization expense on capitalized software investments in support of our strategic initiatives, as well as amortization expense for intangible assets recognized in connection with the acquisition of Bomi Group.
Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers decreased for the quarter and year-to-date periods. The changes were primarily driven by:
•Supply Chain Solutions expense decreased $686 million for the third quarter (down $2.4 billion year to date), driven by volume declines and lower market rates paid for services in our Forwarding businesses. This was slightly offset by increases in our logistics operations due to business growth, third-party rate increases in our mail services business and impacts from the acquisition of Bomi Group.
•U.S. Domestic expense decreased $302 million for the third quarter (down $639 million year to date), driven by the overall decline in volume and a reduction in ground volume handled by third-party carriers as a result of our network optimization initiatives.
•International Package expense decreased $73 million for the third quarter (down $271 million year to date), primarily due to declines in volume partially offset by unfavorable currency movements.
Fuel
The decrease in fuel expense for both the quarter and year to date was driven by lower prices for jet fuel, diesel and gasoline and the impact of lower volume. Market prices and the manner in which we purchase fuel influence our costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs.
Other Occupancy
Other occupancy expense increased for both the quarter and year to date as a result of additional operating facilities coming into service, increases in rental rates and higher year-to-date utilities costs. We expect inflation may continue to adversely impact these costs for the remainder of the year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Expenses
Other expenses and adjusted other expenses decreased for the quarter but increased for the year-to-date period. The decrease for the quarter was primarily the result of:
•Gains on the sale of surplus real estate of $82 million.
•A reduction in outsourcing and professional fees of $38 million due to a decrease in project-driven consulting services and higher capitalization of third-party software development expenditure relative to the prior year period.
•Reductions of $35 million in vehicle lease expense due to the decrease in volume.
•Lower costs incurred under the transition service agreements with the acquirer of UPS Freight as these agreements wind down.
Other decreases for the quarter were primarily attributable to the impact of lower volumes. These were partially offset by increases in the following expenses:
•We recorded goodwill impairment charges in respect of our Roadie and Delivery Solutions reporting units of $117 million.
•Supplies required to support our Smart Package Smart Facility initiative increased $45 million.
•Hosted software application fees and other technology costs increased $26 million in support of ongoing investments in our digital transformation.
For the year-to-date period, the overall increase in expense was driven by the goodwill impairment charges and hosted software application fees described above, as well as an increase in outsourcing and professional fees to support ongoing strategic initiatives. An increase in commissions paid for certain online shipments also contributed to the increase.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income (Expense)
The following table sets forth investment income and other and interest expense for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Investment Income and Other	$124	$333	$(209)	(62.8)%	$424	$981	$(557)	(56.8)%
Defined Benefit Plan (Gains) Losses	—	—	—	N/A	—	(33)	33	(100.0)%
Adjusted Investment Income and Other	$124	$333	$(209)	(62.8)%	$424	$948	$(524)	(55.3)%

Interest Expense	(199)	(177)	(22)	12.4%	(578)	(522)	(56)	10.7%
Total Other Income (Expense)	$(75)	$156	$(231)	N/A	$(154)	$459	$(613)	N/A
Adjusted Other Income (Expense)	$(75)	$156	$(231)	N/A	$(154)	$426	$(580)	N/A
Investment Income and Other
Investment income and other decreased $209 and $557 million for the third quarter and year-to-date periods, respectively. Excluding the impact of a $33 million defined benefit plan curtailment gain that we recognized in the first quarter of 2022, adjusted investment income and other decreased $524 million year to date. These decreases were primarily due to a reduction in other pension income and an increase in foreign currency losses, partially offset by higher yields on invested balances and changes in the fair value of certain non-current investments.
Other pension income decreased $231 million in the quarter (down $695 million year to date) due to:
•Lower expected returns on pension assets for both the quarter and year to date as a result of a lower asset base due to losses in 2022, partially offset by an increase in our rate of return assumption.
•Higher pension interest cost for both the quarter and year to date, primarily due to higher discount rates and changes in demographic assumptions.
Interest Expense
Interest expense increased for both the quarter and year to date, driven by higher effective interest rates on floating rate debt and an increase in our total debt. These impacts were partially offset by an increase in capitalized interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Income Tax Expense	$141	$685	$(544)	(79.4)%	$1,407	$2,263	$(856)	(37.8)%
Income Tax Impact of:
Transformation Strategy Costs	24	9	15	166.7%	57	31	26	83.9%
Goodwill and Asset Impairments, and Divestiture Charges	14	—	14	N/A	16	—	16	N/A
One-Time Compensation Payment	15	—	15	N/A	15	—	15	N/A
Defined Benefit Plan (Gains) Losses	—	—	—	N/A	—	(9)	9	(100.0)%
Adjusted Income Tax Expense	$194	$694	$(500)	(72.0)%	$1,495	$2,285	$(790)	(34.6)%
Effective Tax Rate	11.1%	21.0%			21.6%	21.8%
Adjusted Effective Tax Rate	12.6%	21.0%			21.6%	21.9%
For additional information on our income tax expense and effective tax rate, see note 16 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of September 30, 2023, we had $7.3 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures, pension contributions, planned acquisitions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Nine Months Ended September 30,
	2023	2022
Net income	$5,103	$8,095
Non-cash operating activities (a)	3,911	4,439
Pension and postretirement medical benefit plan contributions (company-sponsored plans)	(1,363)	(2,106)
Hedge margin receivables and payables	(152)	771
Income tax receivables and payables	(728)	(38)
Changes in working capital and other non-current assets and liabilities	1,138	(339)
Other operating activities	(82)	(50)
Net cash from operating activities	$7,827	$10,772
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
Net cash from operating activities decreased $3.0 billion for the nine months ended September 30, 2023 primarily due to a reduction in net income. It was also impacted by:
•A decrease in contributions to our company-sponsored, defined benefit pension and postretirement medical plans. We made discretionary pension contributions of $1.2 and $1.9 billion to our qualified U.S. pension plans during the nine months ended September 30, 2023 and 2022, respectively.
•A decrease in our net hedge margin collateral position due to changes in the fair value of derivative contracts used in our currency hedging programs.
•An increase in income taxes receivable due to excess tax payments relative to accruals, changes in uncertain tax positions and timing of payments.
•Our working capital benefited from improvements in collections, partially offset by settlement of vendor payables and reductions in amounts outstanding for duty and tax payables due to the decline in volume. We benefited from the timing of payroll and other compensation-related items relative to the comparative period.
•During the first nine months of 2023, we paid the remaining $323 million of employer payroll taxes that were deferred under the Coronavirus Aid, Recovery and Economic Security (CARES) Act in 2020. No such payments were made in the 2022 period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2023, approximately $3.0 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases, pension contributions and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided. We did not have any restricted cash as of September 30, 2023 or 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash used in investing activities	$(3,929)	$(2,408)

Capital Expenditures:
Buildings, facilities and plant equipment	$(1,559)	$(937)
Aircraft and parts	(364)	(468)
Vehicles	(518)	(382)
Information technology	(668)	(491)
Total Capital Expenditures(1)	$(3,109)	$(2,278)

Capital Expenditures as a % of revenue	4.7%	3.1%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$167	$12
Net (purchases)/sales and maturities of marketable securities	$(950)	$(2)
Acquisitions, net of cash acquired	$(39)	$(106)
Other investing activities	$2	$(34)
(1) In addition to capital expenditures of $3.1 and $2.3 billion for the nine months ended September 30, 2023 and 2022, respectively, there were principal repayments of finance lease obligations of $101 and $124 million, respectively. These are included in cash flows from financing activities.
We have commitments for acquisitions and for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. Our 2023 investment program anticipates investments in technology initiatives and enhanced network capabilities, including approximately $1.0 billion of projects that support our environmental sustainability goals. It also provides for the maintenance of buildings, facilities and equipment and replacement of certain aircraft within our fleet. We currently expect that our capital expenditures will total approximately $5.3 billion in 2023, of which approximately 50 percent will be allocated to strategic expansion projects.
For the first nine months of 2023 compared to 2022, total capital expenditures increased, primarily due to:
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
•Aircraft expenditures decreased, as higher payments associated with open aircraft orders were more than offset by lower payments associated with the delivery of aircraft.
Proceeds from the disposal of businesses, property, plant and equipment were higher relative to the comparative period due to the sale of surplus real estate properties during 2023.
Net purchases of marketable securities increased due to a continued shift to longer duration investments.
Cash paid for acquisitions in the 2023 period primarily represents the purchase of development areas for The UPS Store. In the 2022 period, this also included our acquisition of Delivery Solutions. Other investing activities were impacted by changes in our non-current investments, purchase contract deposits and various other immaterial items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (amounts in millions, except per share data):

	Nine Months Ended September 30,
	2023	2022
Net cash used in financing activities	$(5,185)	$(7,475)
Share Repurchases:
Cash paid to repurchase shares	$(2,250)	$(2,194)
Number of shares repurchased	(12.8)	(11.6)
Shares outstanding at period end	852	865
Dividends:
Dividends declared per share	$4.86	$4.56
Cash paid for dividends	$(4,034)	$(3,842)
Borrowings:
Net borrowings (repayments) of debt principal	$1,336	$(1,124)
Other Financing Activities:
Cash received for common stock issuances	$190	$198
Other financing activities	$(427)	$(513)
Capitalization:
Total debt outstanding at period end	$21,125	$20,350
Total shareowners’ equity at period end	19,180	16,988
Total capitalization	$40,305	$37,338
We repurchased 12.8 and 11.6 million shares of class B common stock for $2.3 and $2.2 billion under our stock repurchase program during the nine months ended September 30, 2023 and 2022, respectively. We do not anticipate further repurchases in 2023. In the fourth quarter we plan to redeploy cash back into the business for growth initiatives, such as strategic acquisitions, to drive shareowner value. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We have paid quarterly cash dividends of $1.62 per share in 2023, compared to $1.52 in 2022.
Issuances of debt during the nine months ended September 30, 2023 consisted of borrowings under our commercial paper program and fixed- and floating-rate senior notes of varying maturities totaling $2.5 billion. We used proceeds from the senior note issuances to repay $1.5 billion of fixed- and floating-rate senior notes, debt assumed in the Bomi Group acquisition and to make scheduled principal payments on our finance lease obligations. We expect to use substantially all of the remaining proceeds to repay €700 million of fixed-rate senior notes that mature in the fourth quarter of 2023.
There were no issuances of debt in the nine months ended September 30, 2022. Repayments of debt in 2022 included fixed- and floating-rate senior notes of varying maturities totaling $1.0 billion and scheduled principal payments on our finance lease obligations.
We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Functional currency outstanding balance at quarter-end	Outstanding balance at quarter-end ($)	Average balance outstanding ($)	Average interest rate

USD	$458	$458	$75	5.32%
Total		$458
We had no outstanding balances under our European commercial paper program during the nine months ended September 30, 2023.
The variation in cash received from common stock issuances primarily resulted from activity within the UPS 401(k) Savings Plan and our employee stock purchase plan in both the current and comparative period.
Other financing activities includes cash used to repurchase shares to satisfy tax withholding obligations on vested employee stock awards. Cash outflows for this purpose were $402 and $514 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease was driven by changes in required repurchase amounts.
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
Contractual Commitments
There have been no material changes to the contractual commitments described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, except as described below.
Purchase commitments represent contractual agreements to purchase assets, goods or services that are legally binding, including contracts for aircraft, construction of new or expanded facilities and vehicles. We also have commitments related to pending business acquisitions.
The following table summarizes the expected cash outflows to satisfy our total purchase commitments, inclusive of these changes, as of September 30, 2023 (in millions):

Commitment Type	2023	2024	2025	2026	2027	After 2027	Total
Purchase Commitments(1)	$2,301	$1,548	$911	$373	$38	$27	$5,198
Total	$2,301	$1,548	$911	$373	$38	$27	$5,198
(1)Purchase commitments for 2023 include amounts related to pending business acquisitions.
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
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2023	December 31, 2022
Currency Derivatives	$327	$398
Interest Rate Derivatives	—	(5)
	$327	$393
As of September 30, 2023 and December 31, 2022, we had no outstanding commodity hedge positions.
The information concerning market risk in Item 7A under the caption "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2022 is incorporated herein by reference.
Our market risks, hedging strategies and financial instrument positions as of September 30, 2023 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. In the third quarter of 2023, we entered into foreign currency exchange forward contracts on the Euro, British Pound Sterling, and Canadian Dollar, and had forward contracts expire. The fair value changes between December 31, 2022 and September 30, 2023 in the preceding table are primarily due to terminated interest rate swaps and foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering all of our derivative positions) containing early termination rights and/or zero threshold bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. As of September 30, 2023, we held cash collateral of $382 million and were not required to post cash collateral with our counterparties under these agreements. We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of repurchases of our class A and class B common stock during the third quarter of 2023 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 - July 31, 2023	1.2	$183.27	1.2	$3,368
August 1 - August 31, 2023	2.8	168.37	2.8	2,906
September 1 - September 30, 2023	0.4	164.90	0.4	$2,832
Total July 1 - September 30, 2023	4.4	$172.00	4.4
(1) Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
We repurchased 4.4 and 12.8 million shares of class B common stock for $750 million and $2.3 billion during the three and nine months ended September 30, 2023, respectively. These repurchases were completed as follows:
•In August 2021, the Board of Directors approved a share repurchase authorization of $5.0 billion of class A and class B common stock (the "2021 Authorization"). During the nine months ended September 30, 2023, we repurchased 0.5 million shares of class B common stock for $82 million under this authorization.
•In January 2023, the Board of Directors terminated the 2021 Authorization and approved a new share repurchase authorization of $5.0 billion for class A and class B common stock. During the three and nine months ended September 30, 2023, we repurchased 4.4 and 12.3 million shares of class B common stock for $750 million and $2.2 billion, respectively, under this authorization.
We do not anticipate further share repurchases in 2023.
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
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	November 1, 2023	By:	/s/ BRIAN O. NEWMAN
Brian O. Newman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)