Form 10-K
period 2023-12-31
UNITED PARCEL SERVICE INC
filed 2024-02-20
CIK 1090727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-15451
____________________________________

United Parcel Service, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-2480149
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 Glenlake Parkway, N.E Atlanta, Georgia	30328
(Address of Principal Executive Offices)	(Zip Code)
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
Class A common stock, par value $0.01 per share
(Title of Class)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the class B common stock held by non-affiliates of the registrant was $129,730,366,499 as of June 30, 2023. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.
As of February 2, 2024, there were 125,836,384 outstanding shares of class A common stock and 726,816,677 outstanding shares of class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 2, 2024 are incorporated by reference into Part III of this report.

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
From time to time, we also include written or oral forward-looking statements in other publicly disclosed materials. Such statements may relate to our intent, belief, forecasts of, or current expectations about our strategic direction, prospects, future results or future events; they do not relate strictly to historical or current facts. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and the future, by its very nature, cannot be predicted with certainty.
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and may also be described from time to time in our future reports filed with the SEC. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of those statements, except as required by law.
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
We operate one of the largest airlines and one of the largest fleets of alternative fuel vehicles under a global UPS brand. We deliver packages each business day for approximately 1.6 million shipping customers to 10.2 million delivery recipients in over 200 countries and territories. In 2023, we delivered an average of 22.3 million packages per day, totaling 5.7 billion packages during the year. Total revenue in 2023 was $91.0 billion.
Strategy
Our well-defined strategy focuses on growing in the parts of our market that value our end-to-end network. We are continuing on the journey to execute our Customer First, People Led, Innovation Driven strategy as we evolve our business to be better and bolder.
Customer First is about anticipating and solving for the needs of our customers. We strive to help our customers seize new opportunities, better compete and succeed by delivering the capabilities that they tell us matter the most: speed and ease.
People Led specifically focuses on how likely an employee is to recommend UPS employment to a friend or family member. We know successful outcomes are built from a strong culture and we believe that when we take care of our people, they take care of our customers.

Innovation Driven is designed to optimize the volume that flows through our network to focus on increasing value share and to drive business growth from higher-yielding opportunities in our target markets. We continue to leverage data and automation to deliver improvements to our network and unlock additional value for our customers through innovation.
Competitive Strengths
Our competitive strengths include:
Global Smart Logistics Network. We believe that our integrated global air and ground network is the most extensive in the industry. We provide all types of package services (air, ground, domestic, international, commercial and residential) through a single pickup and delivery network. Our sophisticated systems, including our RFID-enabled Smart Package, Smart Facility technology, allow us to optimize network efficiency and asset utilization, and enhance end-to-end shipment visibility.
Global Presence. We serve more than 200 countries and territories. We have a significant presence in all of the world’s major economies, allowing us to effectively and efficiently operate around the world.
Cutting-Edge Technologies. We are a global leader in developing technologies that help customers enhance their shipping and logistics business processes to lower costs, improve service and increase efficiency. We offer a variety of digital tools and capabilities that enable customers to integrate UPS functionality into their distribution channels, deepening customer relationships. These tools allow customers to send, manage and track their shipments, and also provide their customers with value-added data.
Broad Portfolio of Services. Our service portfolio allows customers to choose their most appropriate delivery option. Increasingly, our customers benefit from UPS business solutions that integrate our services beyond package delivery. For example, our supply chain services are designed to improve the efficiency and resilience of customers’ entire supply chain management process.
Customer Relationships. We focus on building and maintaining long-term customer relationships. Value-added services beyond package delivery, and connecting our small package, supply chain and digital services across our customer base, are important to customer retention and growth.
Brand Equity. We have built a leading and trusted brand that stands for service quality, reliability and product innovation. Our vehicles and the professional courtesy of our drivers are major contributors to our brand equity.
Distinctive Culture. We believe that the dedication of our employees comes in large part from our purpose-driven culture that fosters trust, partnership and empowerment. We encourage our people to bring their unique perspectives, background, talents and skills to work every day. Our legacy of fairness and equity is the bedrock of our culture and of our relationships with those we serve.
Financial Strength. Our financial strength allows us to continue to pursue strategic opportunities that facilitate our growth. This includes investing in digital technology, acquisitions, transportation equipment, facilities and employee development to generate value for shareholders. We seek to maintain a strong credit rating to give us additional flexibility in running the business.
Products and Services; Reporting Segments
We have two reporting segments: U.S. Domestic Package and International Package. Our remaining businesses are reported as Supply Chain Solutions. U.S. Domestic Package and International Package are together referred to as our global small package operations.
Global Small Package
Our global small package operations provide time-definite delivery services for express letters, documents, packages and palletized freight via air and ground services. These services are supported by numerous shipping, visibility and billing technologies including our Digital Access Program, which embeds our shipping solutions directly into leading e-commerce platforms, enabling us to more broadly reach small- and medium-sized businesses and e-commerce markets.
All of our services are managed through a single, global smart logistics network. We combine all packages within this single network, unless dictated by specific service commitments. This enables us to efficiently pick up customers’ shipments for any services at a scheduled time each day. Our global smart logistics network provides unique operational and capital efficiencies that also have a lesser environmental impact than single service network designs.

We offer same-day pickup of air and ground packages seven days a week. Our global smart logistics network offers approximately 180,000 entry points where customers can tender packages to us at locations and times convenient to them. This includes UPS drivers who can accept packages, UPS drop boxes, UPS Access Point locations, The UPS Store locations, authorized shipping outlets and commercial counters, alliance locations and customer centers attached to UPS facilities.
We offer a portfolio of returns services in more than 140 countries. These services are driven by the continued growth of e-commerce that has increased our customers' need for efficient and reliable returns, and are designed to promote efficiency and a friction-free consumer experience. This portfolio provides a range of cost-effective label and digital returns options and a broad network of consumer drop points. To accelerate growth of this portfolio, in the fourth quarter of 2023 we acquired Happy Returns, a technology-focused company that is managed and reported within Supply Chain Solutions, to provide innovative end-to-end return services and a consolidated returns solution for our enterprise retail customers.
Our global air operations hub is located in Louisville, Kentucky, and is supported by air hubs across the United States ("U.S.") and internationally. We operate international air hubs in Germany, China, Hong Kong, Canada and Florida (for Latin America and the Caribbean). This design enables cost-effective package processing using fewer, larger and more fuel-efficient aircraft.
U.S. Domestic Package
We are a leader in time-definite, guaranteed small package delivery services in the United States. We offer a full spectrum of U.S. domestic air and ground package transportation services. Our U.S. ground fleet serves all business and residential zip codes in the contiguous United States.
•Our air portfolio offers time-definite, same-day, next-day, two-day and three-day delivery alternatives.
•Our ground network enables customers to ship using our day-definite ground service. We deliver approximately 16 million ground packages per day, most within one to three business days.
•UPS SurePost provides residential ground service for customers with non-urgent, lightweight residential shipments. It offers the consistency and reliability of the UPS ground network, with final delivery often provided by the U.S. Postal Service.
International Package
International Package consists of our small package operations in Europe, the Indian sub-continent, Middle East and Africa (together "EMEA"), Canada and Latin America (together "Americas") and Asia. We offer a wide selection of guaranteed day- and time-definite international shipping services, including more guaranteed time-definite express options than any other carrier.
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

Supply Chain Solutions
Supply Chain Solutions consists of our forwarding, logistics, digital and other businesses. Serving more than 200 countries and territories, we strategically seek to provide integration across increasingly complex, specialized and fragmented supply chains.
Forwarding
We are one of the largest U.S. domestic airfreight carriers and airfreight forwarders globally. We offer a portfolio of guaranteed and non-guaranteed global airfreight services. Additionally, as one of the world’s leading non-vessel operating common carriers, we provide ocean freight full container load, less-than-container load and multimodal transportation services between most major ports around the world.
We are among the world’s largest customs brokers, measured by both the number of shipments processed annually and by the number of dedicated brokerage employees worldwide. In addition to customs clearance services, we provide product classification, trade management, duty drawback and consulting services.
We provide brokerage services that coordinate a fleet of less-than-truckload and truckload vehicles for shipments requiring ground freight transportation in North America and Europe. Access to the UPS fleet, combined with a broad third-party carrier network, enables us to create capacity solutions for customers of all sizes across industries, delivered through a combination of people and technology. Customers can also access UPS services such as airfreight, customs brokerage and global freight forwarding.
Logistics
Our global logistics and distribution business provides value-added fulfillment and transportation management services. We leverage a network of facilities in over 120 countries to seek to ensure products and parts are in the right place at the right time. We operate both multi-client and dedicated facilities across our network, many of which are strategically located near UPS air and ground transportation hubs to support rapid delivery to business and consumer markets. We continue to invest in the automation of our facilities to meet customer demand.
We offer world-class technology, deep expertise and a highly sophisticated suite of healthcare logistics services. With a strategic focus on serving the unique, priority-handling needs of healthcare and life sciences customers, we continue to increase our complex cold-chain logistics capabilities both in the U.S. and internationally. In furtherance of this strategy and to broaden our reach and services, we recently acquired Bomi Group and MNX Global Logistics.
Digital and other Supply Chain Solutions businesses
Our digital businesses leverage technology to enable a range of on-demand services. Roadie offers customers the convenience of same-day delivery, while Happy Returns offers innovative end-to-end return services that leverage The UPS Store network. We also offer integrated supply chain and high-value shipment insurance solutions to both small and large businesses through UPS Capital, as well as a range of services through our other Supply Chain Solutions businesses. We believe these services are important to meeting customers' needs and deepening customer relationships.

Human Capital
Our success is dependent upon our people, working together with a common purpose. As we seek to capture new opportunities and pursue growth, we believe that transforming the UPS employee experience is foundational to our success. This requires a thoughtful balance between the culture we have cultivated over the years and the new perspectives we need to take the business into the future.
We believe that UPS employees are among the most motivated and highest performing in the industry and provide us a competitive advantage. To assist with employee recruitment and retention, we continue to review the competitiveness of our employee value proposition, including benefits and pay, training, talent development and promotion opportunities. For additional information on the importance of our human capital efforts, see "Risk Factors - Business and Operating Risks - Failure to attract or retain qualified employees could materially adversely affect us" and "- Strikes, work stoppages or slowdowns by our employees could materially adversely affect us".
We have approximately 500,000 employees (excluding temporary seasonal employees), of which 414,000 are in the U.S. and 86,000 are located internationally. Our global workforce includes approximately 85,000 management employees (42% of whom are part-time) and 415,000 hourly employees (48% of whom are part-time). More than 70% of our U.S. employees are represented by unions, primarily those employees handling or transporting packages. Many of these employees are employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters ("Teamsters"). In the third quarter of 2023, the Teamsters fully ratified a new national master agreement that expires July 31, 2028. In addition, approximately 3,300 of our pilots are represented by the Independent Pilots Association ("IPA"). Our agreement with the IPA becomes amendable September 1, 2025.
Oversight and management
We seek to create an inclusive and equitable environment that brings together a broad spectrum of backgrounds, cultures and stakeholders. We believe leveraging diverse perspectives and creating inclusive environments improves our organizational effectiveness, cultivates innovation, and drives growth.
Our board, directly and through the Compensation and Human Capital Committee, is responsible for oversight of human capital matters. Effective oversight is accomplished through a variety of methods and processes including regular updates and discussions around human capital transformation efforts, technology initiatives impacting the workforce, health and safety matters, employee survey results related to culture and other matters, hiring and retention, employee demographics, labor relations and contract negotiations, compensation and benefits, succession planning and employee training initiatives.
In addition, the Compensation and Human Capital Committee charter has been expanded to include oversight responsibility for performance and talent management, diversity, equity and inclusion, work culture and employee development and retention. We believe the board’s oversight of these matters helps identify and mitigate exposure to labor and human capital management risks and is part of the broader framework that guides how we attract, retain and develop a workforce that aligns with our values and strategies.
Additional information on our human capital efforts is contained in our annual sustainability report, which describes our activities that support our commitment to acting responsibly and contributing to society. This report is available under the heading "Social Impact" at www.about.ups.com.
Collective bargaining
We bargain in good faith with the unions that represent our employees. We frequently engage union leaders at the national level and at local chapters throughout the United States. We participate in works councils and associations outside the U.S., which allows us to respond to emerging issues abroad. This work helps our operations to build and maintain productive relationships with our employees. For additional information regarding employees employed under collective bargaining agreements, see note 6 to the audited, consolidated financial statements.

Employee health and safety
We seek to provide industry-leading employee health, safety and wellness programs across our workforce. UPS's Comprehensive Health and Safety Program ("CHSP") is an occupational health and safety system tailored to our varied operational environments.
Our CHSP covers a wide array of roles, from package handling to administration, and spans geographical boundaries to include sorting facilities, mobile logistics, administrative offices, and other locations worldwide. UPS conducts audits to assess specific risks and hazards, including equipment safety, workplace environment, and emergency response protocols. We monitor our safety performance through various measurable targets, including lost time injury frequency and the number of recorded auto accidents.
Customers
Building and maintaining long-term customer relationships through superior service is a competitive strength of UPS. In 2023, we served 1.6 million shipping customers and more than 10.2 million delivery recipients daily. For the year ended December 31, 2023, one customer, Amazon.com, Inc. and its affiliates, represented approximately 11.8% of our consolidated revenues, substantially all of which was within our U.S. Domestic Package segment. For additional information on our customers, see "Risk Factors - Business and Operating Risks - Changes in our relationships with any of our significant customers, including the loss or reduction in business from one or more of them, could have a material adverse effect on us" and note 14 to the audited, consolidated financial statements.
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

UPS's aircrew, dispatch and aircraft maintenance certification, training, programs and procedures, including aircraft inspection and repair at periodic intervals, are approved for all aircraft and carrier operations under FAA regulations. The future cost of changes and repairs pursuant to these programs and procedures may fluctuate according to aircraft condition, age and the enactment of additional FAA regulatory requirements.
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
The Postal Reorganization Act of 1970 created the U.S. Postal Service as an independent establishment of the executive branch of the federal government, and created the Postal Rate Commission, an independent agency, to recommend postal rates. The Postal Accountability and Enhancement Act of 2006 amended the 1970 Act to give the re-named Postal Regulatory Commission revised oversight authority over many aspects of the U.S. Postal Service, including postal rates, product offerings and service standards. We sometimes participate in proceedings before the Postal Regulatory Commission in an attempt to facilitate compliance with fair competition requirements for competitive services.
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
For additional information, see "Risk Factors – Business and Operating    Risks – We maintain significant physical operations. Increases in operational security requirements impose substantial costs on us and we could be the target of an attack or have a security breach, which could materially adversely affect us".
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
Pursuant to the Federal Aviation Act, the FAA - with the assistance of the Environmental Protection Agency - is authorized to establish standards governing aircraft noise. Our aircraft fleet complies with current noise standards of the federal aviation regulations. Our international operations are also subject to noise regulations in certain other countries in which we operate.

For additional information, see "Risk Factors – Regulatory and Legal Risks – Increasingly stringent regulations related to climate change, including reporting obligations, could materially increase our operating costs".
Communications and Data Protection
As we use radio and other communication facilities in our operations, we are subject to the Federal Communications Act of 1934, as amended. In addition, the Federal Communications Commission regulates and licenses our activities pertaining to satellite communications.
We are subject to a variety of evolving laws and regulations in the U.S. and abroad regarding privacy, cybersecurity, data protection and data security, including the European Union General Data Protection Regulation and China's Personal Information Protection Law. There has recently been increased regulatory and enforcement focus on data protection in the U.S. (at both the state and federal level) and in other countries.
For additional information, see "Risk Factors – Business and Operating Risks – A significant cybersecurity incident, or increased data protection regulations, could materially adversely affect us".
Health and Safety
We are subject to numerous federal, state and local laws and regulations governing employee health and safety, both in the U.S. and in other countries. Compliance with changing laws and regulations from time to time, including those promulgated by the U.S. Occupational Safety and Health Administration and state agencies, could result in materially increased operating costs and capital expenditures, and negatively impact our ability to attract and retain employees.
For additional information on governmental regulations and their potential impact on us generally, see "Risk Factors – Regulatory and Legal Risks".
Where You Can Find More Information
We maintain websites for business and customer matters at www.ups.com, and for investor relations matters at www.investors.ups.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on our investor relations website under the heading "Investors - SEC Filings" as soon as reasonably practical after we electronically file or furnish the reports to the SEC.
Our Code of Business Conduct, which applies to all of our directors, officers and employees, including our principal executive and financial officers, our Corporate Governance Guidelines and the charters for our Audit, Compensation and Human Capital, Risk, and Nominating and Corporate Governance Committees are also available on our investor relations website under the heading "Investors – Sustainability – Governance Documents". In the event that we make changes in, or provide waivers from, the provisions of the Code of Business Conduct that the SEC requires us to disclose, we intend to disclose these events within four business days following the date of the amendment or waiver under that heading on our investor relations website.
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

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934
We maintain robust economic sanctions compliance procedures designed to promote compliance with applicable sanctions laws. However, it is possible that from time to time we may inadvertently pick up packages from, or deliver packages to, individuals or entities that result in required disclosure under Section 13(r).
As a component of our compliance procedures, from time to time we undertake additional reviews of historical transactions. Based on our most recent review, from August 2018 to the date of this filing, in addition to previously disclosed deliveries we inadvertently delivered to: Bank Melli – 2 shipments (revenue of $18.84, loss of $3.98); the Embassy of Iran (revenue of $7.81, loss of $0.65); Syrian Airlines (revenue of $7.70, profit of $0.72); Irasco SRL – 2 shipments (revenue of $11.59, loss of $1.08); Stark 1 (revenue of $7.33, profit of $2.02); Fanreach (revenue of $9.74, profit of $2.76); and Wael Bazzi (revenue of $4.74, loss of $2.29). The information provided pursuant to Section 13(r) of the Exchange Act in Item 5 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is incorporated by reference herein.
We do not intend to further pick up from or deliver to these parties, and we intend to continue to implement process improvements designed to better identify and prevent potential shipments to or from restricted parties.

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
We conduct operations in over 200 countries and territories. Our operations are subject to national and international economic factors, as well as the local economic environments in which we operate. Changes in general economic conditions are beyond our control, and it may be difficult for us to adjust our business model. For example, we are affected by industrial production, inflation, unemployment, consumer spending and retail activity levels. We have been, and may in the future be, materially affected by adverse developments in these aspects of the economy. We have also been, and may in the future be, adversely impacted by changes in general economic conditions resulting from geopolitical uncertainty and/or conflicts in or arising from the countries and regions where we operate, including the United Kingdom, the European Union, Ukraine, the Russian Federation, the Middle East and the Trans-Pacific region. Changes in general economic conditions, or our inability to accurately forecast these changes or mitigate the impact of these conditions on our business, could materially adversely affect us.
Our industry is rapidly evolving. We expect to continue to face significant competition, which could materially adversely affect us.
Our industry continues to rapidly evolve, including demands for faster deliveries, increased visibility into shipments and development of other services. We expect to continue to face significant competition on a local, regional, national and international basis. Competitors include the U.S. and international postal services, various motor carriers, express companies, freight forwarders, air couriers, large transportation and e-commerce companies that continue to make significant investments in their own logistics capabilities, some of whom are currently our customers. We also face competition from start-ups and other smaller companies that combine technologies with flexible labor solutions such as crowdsourcing. New technologies may also create additional sources of competition. Competitors have cost, operational and organizational structures that differ from ours and may offer services or pricing terms that we are not willing to offer. Additionally, from time to time we have raised, and may in the future raise, prices and our customers may not be willing to accept these higher prices. If we do not appropriately respond to competitive pressures, including replacing any lost volume or maintaining our profitability, we could be materially adversely affected.
Transportation market growth may further increase competition. As a result, competitors may improve their financial capacity and strengthen their competitive positions. Business combinations could also result in competitors providing a wider variety of services and products at competitive prices, which could also materially adversely affect us.
Changes in our relationships with any of our significant customers, including the loss or reduction in business from one or more of them, could have a material adverse effect on us.
For the year ended December 31, 2023, one customer, Amazon.com, Inc. and its affiliates, accounted for 11.8% of our consolidated revenues. Some of our other significant customers can account for a relatively significant portion of our revenues in a particular quarter or year. Customer impact on our revenue and profitability can vary based on a number of factors, including: contractual volume amounts; pricing terms; product launches; e-commerce or other industry trends, including those related to the holiday season; business combinations and the overall growth of a customer's underlying business; as well as any disruptions to their businesses. Customers could choose, and have in the past chosen, to divert all or a portion of their business with us to one of our competitors, demand pricing concessions, request enhanced services that increase our costs, or develop their own logistics capabilities. In addition, certain of our significant customer contracts include termination rights of either party upon the occurrence of certain events or without cause upon advance notice to the other party. If all or a portion of our business relationships with one or more significant customers were to terminate or significantly change, this could materially adversely affect us.

Failure to attract or retain qualified employees could materially adversely affect us.
We depend on the skills and continued service of our large workforce. We also regularly hire a large number of part-time and seasonal workers. We must be able to attract, develop and retain a large and diverse global workforce. If we are unable to hire, properly train or retain qualified employees, we could experience higher labor costs, reduced revenues, further increased workers' compensation and automobile liability claims costs, regulatory noncompliance, customer losses and diminution of our brand value or company culture, which could materially adversely affect us. Our ability to control labor costs has in the past been, and is expected to continue to be, subject to numerous factors, including labor-related contractual obligations, turnover, training costs, regulatory changes, market pressures, inflation, unemployment levels and healthcare and other benefit costs.
In addition, we strive to lower our cost to serve, including labor costs, through various strategic initiatives. Our inability to continue to retain experienced and motivated employees through the execution of these initiatives may also materially adversely affect us.
Strikes, work stoppages or slowdowns by our employees could materially adversely affect us.
Many of our U.S. employees are employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (the "Teamsters"). In the third quarter of 2023, a new national master agreement with the Teamsters, which runs through July 31, 2028, was ratified. Our airline pilots, airline mechanics, ground mechanics and certain other employees are employed under other collective bargaining agreements. In addition, some of our international employees are employed under collective bargaining or similar agreements. Other employees may choose to organize in the future. Actual or threatened strikes, work stoppages or slowdowns by our employees could adversely affect our ability to meet our customers' needs. As a result, customers have reduced, and in the future may reduce, their business or stop doing business with us if they believe that such actions or threatened actions may adversely affect our ability to provide services. We may permanently lose customers if we are unable to provide uninterrupted service, and this could materially adversely affect us. The terms of collective bargaining agreements also may affect our competitive position and results of operations. Furthermore, our actions or responses to any such negotiations, labor disputes, strikes or work stoppages could negatively impact how our brand is perceived and our reputation and have adverse effects on our business, including our results of operations.
We maintain significant physical operations. Increases in operational security requirements impose substantial costs on us and we could be the target of an attack or have a security breach, which could materially adversely affect us.
As a result of concerns about global terrorism and homeland security, various governments have adopted and may adopt additional heightened security requirements, resulting in significantly increased operating costs. Regulatory and legislative requirements may change periodically in response to evolving threats. We cannot determine the effect that any new requirements will have on our operations, cost structure or operating results, and new rules or other future security requirements may significantly increase our operating costs and reduce operating efficiencies. Regardless of our compliance with security requirements or our own security measures, we could also be the target of an attack or security breaches could occur, which could materially adversely affect one or more of our operations, or our business.
A significant cybersecurity incident, or increased data protection regulations, could materially adversely affect us.
We rely on information technology networks and systems and other operational technologies, including the internet and a number of internally-developed systems and applications, as well as certain technology systems from third-party vendors (collectively referred to as "IT") to operate our business. For example, we rely on these technologies to receive package level information in advance of the physical receipt of packages, to move and track packages through our operations, to efficiently plan deliveries, to execute billing processes, and to track and report financial and operational data. Our franchise locations and subsidiaries also rely on IT systems to manage their business processes and activities.
IT and other systems (ours, as well as those of our franchisees, acquired businesses, and third-party service providers) have been and will continue in the future to be susceptible to damage, disruptions and shutdowns due to programming errors, defects or other vulnerabilities, power outages, hardware failures, misconfigurations, computer viruses, cyber-attacks, encryption caused by ransomware or malware attacks, exfiltration of data, attacks by foreign governments, state-sponsored actors, or criminal groups, theft, misconduct by employees or other insiders, telecommunications failures, misuse, human errors or other catastrophic events. In recent periods, the frequency and sophistication of cyber-attacks have increased and are expected to continue to increase, including as a result of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflicts in Ukraine and the Middle East. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Accordingly, we may be unable to anticipate these techniques or to implement adequate measures to recognize, detect or prevent the occurrence of any of the events described above. In addition, our security processes, protocols and standards may not prove to be sufficient, effective or may not be complied with, either intentionally or inadvertently. To date, we have not experienced a material cybersecurity incident. However, cybersecurity incidents have in the past and may in the future expose us, our customers, franchisees, service providers or others, to loss, disclosure or misuse of proprietary information and sensitive or confidential data or result in disruptions to our operations or those of our customers, franchisees, service providers or others. For example, cyber criminals have in the past gained access, and are expected to continue to try to gain access to customer accounts. The type of activity includes fraudulently diverting and misappropriating items being transported in our network, fraudulently charging shipment fees to customer or franchisee accounts, and fraudulently sending text messages to recipients purporting to be from UPS. The occurrence of any of the events described above could result in material disruptions in our business, the loss of existing or potential customers, damage to our brand and reputation, additional regulatory scrutiny, litigation and other potential material liability. We also may not discover the occurrence of any of the events described above for a significant period of time after the event occurs.
We utilize and interact with the IT networks and systems of third parties for many aspects of our business, including related to our customers, franchisees and service providers such as cloud service providers and third-party delivery services. These third parties have access to information we maintain about our company, operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact our business operations. These third parties are subject to risks described above, and other risks, that could damage, disrupt or close down their networks or systems. Security processes, protocols and standards that we implement and contractual provisions requiring security measures that we impose on such third parties may not be sufficient or effective at preventing such events or may not be adhered to. These events have in the past and could in the future result in unauthorized access to, or disruptions or denials of access to, misuse or disclosure of, information or systems that are important to us, including proprietary information, sensitive or confidential data, and other information about our operations, customers, employees and suppliers, including personal information.
We have invested and expect to continue to invest in IT security initiatives, IT risk management and disaster recovery capabilities. The costs and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly frequent, complex and sophisticated cyber threats and regulatory requirements.
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
Although to date we are unaware of any material data breach or cybersecurity incident, including an information system disruption, we cannot provide any assurances that such material events and impacts will not occur in the future. Our efforts to deter, identify, mitigate and/or eliminate future breaches or cybersecurity incidents may require significant additional effort and expense and may not be successful.
In addition, there has recently been heightened regulatory and enforcement focus relating to the collection, use, retention, transfer, and processing of personal data in the U.S. (at both the state and federal level) and internationally, including the EU’s General Data Protection Regulation, the California Privacy Rights Act, the Virginia Consumer Data Protection Act, and other similar laws that have been or are expected to be enacted by other jurisdictions. In addition, China and certain other jurisdictions have enacted more stringent data localization requirements. An actual or alleged failure to comply with applicable data protection laws, regulations, or other data protection standards has in the past and may in the future expose us to litigation, fines, sanctions, or other penalties, which could harm our reputation and adversely affect our business, results of operations, and financial condition. The regulatory environment is increasingly challenging, based on discretionary factors, and difficult to predict. Consequently, compliance with applicable regulations in the various jurisdictions in which we do business may present material obligations and risks to our business, including significantly expanded compliance burdens, costs, and enforcement risks which are expected to increase over time; require us to make extensive system or operational changes; or adversely affect the cost or attractiveness of the services we offer.

Failure to maintain our brand image and corporate reputation could materially adversely affect us.
Our success depends in part on our ability to maintain the image of the UPS brand and our reputation. Service quality issues, actual or perceived, could tarnish the image of our brand and may cause customers not to use UPS services. Also, adverse publicity or public sentiment surrounding labor relations, environmental, sustainability and governance concerns, physical or cyber security matters, political activities and similar matters, or attempts to connect our company to such issues, either in the U.S. or elsewhere, could materially adversely affect us. For example, damage to our reputation or loss of brand equity could require the allocation of resources to rebuild our reputation and restore the value of our brand. The proliferation of social media may increase the likelihood, speed, and magnitude of negative brand events.
Global climate change could materially adversely affect us.
The effects of climate change present financial and operational risks to our business, both directly and indirectly. We have made public statements regarding our intended reduction of carbon emissions, including our goal to achieve carbon neutrality in our global operations by 2050 and our other short- and mid-term environmental sustainability goals.
Our ability to meet our goals will depend in part on significant technological advancements with respect to the development and availability of reliable, affordable and sustainable alternative solutions that are outside of our control, including sustainable aviation fuel and alternative fuel vehicles. While we remain committed to being responsive to the effects of climate change and reducing our carbon footprint, there can be no assurances that our goals and strategic plans to achieve those goals will be successful, that the costs related to climate transition will not be higher than expected, that the necessary technological advancements will occur in the timeframe we expect, or at all, that the severity of and or the pace of negative climate-related effects will not accelerate faster than expected, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on our capital expenditures or other expenses, revenue or results of operations.
Furthermore, methodologies for reporting climate-related information may change and previously reported information may be adjusted to reflect new reporting protocols or regulations, improvements in the availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting climate-related information across our operations are evolving along with multiple disparate standards for identifying, measuring and reporting sustainability metrics, including disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or our ability to achieve such goals in the future. Changes in regulation or technology impacting our business could require us to write down the carrying value of assets, which could result in material impairment charges.
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
Weather conditions or other natural or man-made disasters and the increased severity or frequency thereof (including as a result of climate change), including storms, floods, fires, earthquakes, rising temperatures, epidemics, pandemics, conflicts, civil or political unrest, or terrorist attacks, have in the past and may in the future disrupt our business. Customers may reduce shipments, supply chains may be disrupted, demand may be negatively impacted or our costs to operate our business may increase, any of which could have a material adverse effect on us. Any such event affecting one of our major facilities could result in a significant interruption in or disruption of our business. A potential result of climate change is more frequent or more severe weather events or natural disasters. To the extent such weather events or natural disasters do become more frequent or severe, disruptions to our business and those of our customers and costs to repair damaged facilities or maintain or resume operations could increase. Furthermore, climate change may reduce the availability or increase the cost of insurance for these negative impacts of natural disasters and adverse weather conditions by contributing to an increase in the incidence and severity of such natural disasters.

Economic, political, or social developments and other risks associated with international operations could materially adversely affect us.
We have significant international operations and, as a result, we are exposed to changing economic, political and social developments in a number of countries, all of which are beyond our control. Emerging markets are often more volatile than those in other countries, and any broad-based downturn in these markets could reduce our revenues and materially adversely affect our business, financial condition and results of operations. We are subject to many laws governing our international operations, including those that prohibit improper payments to government officials and commercial customers, govern our environmental impact or labor matters, and restrict where we can do business, our shipments to certain countries and the information that we can provide to non-U.S. governments. Our failure to manage and anticipate these and other risks associated with our international operations could materially adversely affect us.
Our inability to effectively integrate any acquired businesses and realize the anticipated benefits of any acquisitions, joint ventures, strategic alliances or dispositions could materially adversely affect us.
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
Financial Risks
Changing fuel and energy prices, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities could materially adversely affect us.
Fuel and energy costs have a significant impact on our operations. We require significant quantities of fuel for our aircraft and delivery vehicles and are exposed to the risks associated with variations in the market price for petroleum products, including gasoline, diesel and jet fuel. We seek to mitigate our exposure to changing fuel prices through our pricing strategy and may utilize hedging transactions from time to time. There can be no assurance that this strategy will be effective. If we are unable to maintain or increase our fuel surcharges, higher fuel costs could materially adversely impact our operating results. Even if we are able to offset changes in fuel costs with surcharges, high fuel surcharges have in the past, and may in the future result in a shift from our higher-yielding products to lower-yielding products or an overall reduction in volume, revenue and profitability. Moreover, we could experience a disruption in energy supplies as a result of new or increased regulation, war or other conflicts, weather-related events or natural disasters, actions by producers (including as part of their own sustainability efforts) or other factors beyond our control, which could have a material adverse effect on us.
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
We are exposed to changes in interest rates, primarily on our short-term debt and that portion of our long-term debt that carries floating interest rates. Additionally, changes in interest rates impact the valuation of our pension and postretirement benefit obligations and the related costs recognized in the statements of consolidated income. The impact of changes in interest rates on our pension and postretirement benefit obligations and costs, and on our debt, is discussed further in Part I, "Item 7 - Critical Accounting Estimates," and Part II, "Item 7A - Quantitative and Qualitative Disclosures about Market Risk", respectively, of this report.
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
Our business requires significant capital investments, including in aircraft, vehicles, technology, facilities and sortation and other equipment. In addition to forecasting our capital investment requirements, we adjust other elements of our operations and cost structure in response to economic and regulatory conditions. These investments support both our existing business and anticipated growth. Forecasting amounts, types and timing of investments involves many factors which are subject to uncertainty and may be beyond our control, such as general economic trends, revenues, profitability, changes in governmental regulation and competition. If we do not accurately forecast our future capital investment needs, we could under- or over-invest, or have excess capacity or insufficient capacity, any of which could negatively affect our revenues and profitability.
Employee health and retiree health and pension benefit costs represent a significant expense to us; further cost increases could materially adversely affect us.
Our employee health, retiree health and pension benefit expenses are significant. In recent years, we have experienced increases in some of these costs, in particular, ongoing increases in healthcare costs in excess of the rate of inflation and historically low discount rates that we use to value our company-sponsored defined benefit plan obligations. Increasing healthcare costs, volatility in investment returns and discount rates, as well as changes in laws, regulations and assumptions used to calculate retiree health and pension benefit expenses, may materially adversely affect our business, financial condition, or results of operations, and have required, and may in the future require significant contributions to our benefit plans. Our national master agreement with the Teamsters includes provisions that are designed to mitigate certain healthcare expenses, but there can be no assurance that our efforts will be successful or that these efforts will not materially adversely affect us.
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
We have a combination of both self-insurance and high-deductible insurance programs for the risks arising out of our business and operations, including claims exposure resulting from cargo loss, personal injury, property damage, aircraft and related liabilities, business interruption and workers' compensation. Self-insured workers' compensation, automobile and general liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. If the number, severity or cost of claims for which we retain risk continues to increase, our financial condition and results of operations could be materially adversely affected. If we lose our ability to, or decide not to, self-insure these risks, our insurance cost could materially increase and we may find it difficult to obtain adequate levels of insurance coverage.

Changes in markets and our business plans have resulted, and may in the future result, in substantial impairments of the carrying value of our assets, thereby reducing our net income.
We regularly assess the carrying values of our assets relative to their estimated fair values. If the carrying value of an asset exceeds its estimated fair value, we may be required to incur charges to reduce the carrying value thereof. The determination of fair value is dependent on a significant number of estimates and assumptions that could be impacted by a variety of factors, including changes in business strategy, revenue, expenses, government regulations, including regulation related to climate change, costs of capital and economic or market conditions. The use of different estimates or assumptions could also result in different estimates of fair value. Our estimates of fair value have resulted from time to time, and may in the future result, in substantial impairments of our assets. For example, during the year ended December 31, 2023, as a result of a number of factors including changes in business strategy and challenging macroeconomic conditions such as increases in the risk-free interest rate and volatility of the stock prices of market comparables, we incurred impairment charges of $125 and $111 million in respect of goodwill and indefinite-lived intangible assets, respectively. In addition, we have been and may be required in the future to recognize increased depreciation and amortization charges if we determine the useful lives or salvage values of our assets are less than we originally estimated. Such changes have in the past, and may in the future, reduce our net income.
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
Increasingly stringent regulations related to climate change, including reporting obligations, could materially increase our operating costs.
Regulation and required disclosures of greenhouse gas ("GHG") emissions and related matters exposes us to potentially significant new taxes, fees, disclosure and compliance obligations and other costs. Compliance with such regulation, and any increased or additional regulation, or the associated costs is further complicated by the fact that various countries and regions may adopt different approaches to climate change regulation and disclosures.
For example, the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), a global, market-based emissions offset program to encourage carbon-neutral growth began a voluntary pilot phase in 2021, with mandatory participation scheduled to begin in 2027. The International Civil Aviation Organization, which adopted CORSIA, continues to develop details regarding implementation, but compliance with CORSIA is expected to increase our operating costs, potentially significantly.

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
In addition, the impact that participation in the Paris Climate Accords may have on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulation remains uncertain. The extent to which other countries implement that accord could also have a material adverse effect on us.
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
Furthermore, many countries, as well as U.S. states, in which we operate or are subject to regulation have adopted, or are expected to adopt, additional requirements relating to the disclosure of GHG emissions and related matters. In many cases these requirements differ and may conflict from country to country. Compliance with these disclosure requirements may increase our operating costs or require significant management time and attention. Any failure to comply with applicable disclosure regulations in the U.S. (at either the federal or state level) or other countries could result in substantial fines or other penalties, which could materially adversely affect us.
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

Item 1B.Unresolved Staff Comments
None.
Information About Our Executive Officers
For information about our executive officers, see Part III, "Item 10. Directors, Executive Officers and Corporate Governance".
Item 1C.     Cybersecurity
The Board regularly discusses our most significant risks and how these risks are being managed. The Board has appointed a Risk Committee, consisting entirely of independent directors, whose responsibilities include assisting the Board in overseeing management’s identification and evaluation of strategic enterprise risks, including risks associated with privacy, technology, information security, cybersecurity and cyber incident response and business continuity. The Risk Committee regularly updates the Board on these activities.
The Risk Committee oversees the Company’s approach to cybersecurity risk assessment and mitigation by, among other things, (i) reviewing the Company’s cybersecurity insurance program, (ii) reviewing the Company’s cybersecurity budget, (iii) discussing the results of various internal cybersecurity audits and periodic independent third-party assessments of the Company’s cybersecurity programs, (iv) being briefed on cybersecurity matters by outside experts, and (v) receiving regular updates from the Company’s Chief Information Security Officer (“CISO”) and others on cybersecurity risks, operational metrics, compliance and regulatory developments, training programs, risk mitigation activities, key projects and industry developments. The Company's Chief Legal and Compliance Officer ("CLCO"), Chief Digital and Technology Officer ("CDTO"), CISO and Vice President of Compliance and Internal Audit participate in Risk Committee meetings and meet individually with the Risk Committee on a periodic basis to discuss and address relevant matters, including the Company’s approach to cybersecurity risk assessment and mitigation. The CISO reports to the CDTO, who in turn reports to the Chief Executive Officer ("CEO"). The CISO has more than thirty years of IT experience, has served many years in various information security management roles and has multiple cybersecurity certifications.

The Company maintains an enterprise risk management process designed to identify potential events that may affect the achievement of the Company's objectives or have a material adverse effect on the Company. Cybersecurity is among the risks considered as a part of this process. The Company's management, including the CISO, also participates on the Company's Information Security & Privacy Governance Council (“ISPGC”). The ISPGC meets periodically to consider information security and privacy matters.
The Company utilizes various technical and qualitative processes to assist in identifying, assessing and managing cybersecurity risks. The Company's processes include periodic discussions and risk reviews with management and, depending on facts and circumstances, may include internal audits, third-party assessments, post-remediation reviews, engagements with independent third-party service providers and key governmental agencies, regular employee training, an incident response plan and backup and recovery plans. Our periodic engagements with independent third-party service providers are designed to provide qualitative and technical cybersecurity assessments. The Company has a corporate-level cybersecurity team, led by the CISO, that, among other responsibilities, receives and reviews reports regarding potential threats, trends and remediation strategies. The cybersecurity team evaluates threat intelligence and information obtained from various sources, including internal, public or private sources, government agencies and external consultants. Certain of the Company's subsidiaries have separate cybersecurity teams that, along with the corporate-level cybersecurity team, play a role in the Company's efforts to monitor, identify, assess and manage cybersecurity risks.
We interact with the information technology networks and systems of third parties for many aspects of our business. We consider and evaluate cybersecurity risks associated with the use of independent third-party service providers. To help UPS understand and mitigate potential cybersecurity risks, we generally utilize measures such as vendor risk assessments, periodic technical assessments of third-party vendors' controls and contracts governing the use of and access to our data and compliance with our security requirements.
We maintain an Incident Response Plan that includes processes and procedures for reviewing and responding to cybersecurity incidents. We periodically test our readiness to respond to a cybersecurity incident through various scenario-based drills. The Incident Response Plan includes processes for escalation to the CISO, the Executive Leadership Team, including the CEO, the Risk Committee and the Board, and a process for consideration of whether a cybersecurity incident is material and may require disclosure in SEC filings.
For additional information on cybersecurity risks and the impact they may have on our business strategy, results of operations or financial condition see "Risk Factors – Business and Operating Risks – A significant cybersecurity incident, or increased data protection regulations, could materially adversely affect us".

Item 2.Properties
Operating Facilities
We own our corporate headquarters in Atlanta, Georgia and our information technology headquarters, located in Parsippany, New Jersey. Our primary information technology operations are consolidated in an owned facility in New Jersey and we own a backup facility in Georgia.
We own or lease over 1,000 package operating facilities in the U.S., with approximately 90 million square feet of floor space. These facilities have vehicles and drivers stationed for the pickup and delivery of packages, and capacity to sort and transfer packages. Our larger facilities also service our vehicles and equipment, and employ specialized mechanical equipment for the sorting and handling of packages. We own or lease approximately 800 facilities in our international package operations, with approximately 21 million square feet of floor space.
Our aircraft are operated in a hub and spoke pattern in the U.S., with our principal air hub, Worldport, located in Louisville, Kentucky. Our major air hub in Europe is located in Germany, and in Asia we operate two major air hubs in China and one in Hong Kong.
We own or lease more than 600 facilities, with approximately 46 million square feet of floor space, which support our freight forwarding and logistics operations. This includes approximately 17 million square feet of healthcare-compliant warehousing. We own and operate a logistics campus consisting of approximately 4 million square feet in Louisville, Kentucky.
We also own a number of ancillary properties that support our global operations.

Fleet
Aircraft
The following table shows information about our aircraft fleet as of December 31, 2023:

Description	UPS Owned and/or Operated	Charters & Leases Operated by Others	On Order	Under Option
Boeing 757-200	75	—	—	—
Boeing 767-300	78	—	21	—
Boeing 767-300BCF	6	—	—	—
Boeing 767-300BDSF	4	—	—	—
Airbus A300-600	52	—	—	—
Boeing MD-11 (1)	38	—	—	—
Boeing 747-400F	11	—	—	—
Boeing 747-400BCF	2	—	—	—
Boeing 747-8F	28	—	2	—
Other	—	269	—	—
Total	294	269	23	—
(1)    Two of the MD-11 aircraft shown above have been retired from operational use as of December 31, 2023. We anticipate retiring an additional nine of these aircraft during 2024.
Vehicles
We operate a global ground fleet of approximately 135,000 package cars, vans, tractors and motorcycles, including more than 17,000 alternative fuel and advanced technology vehicles.

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
As of February 2, 2024, there were 157,276 and 19,971 shareowners of record of class A and class B common stock, respectively.
Our practice has been to pay dividends on a quarterly basis. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors.
On January 25, 2024, our Board declared a dividend of $1.63 per share, which is payable on March 8, 2024 to shareowners of record on February 20, 2024.
In August 2021, the Board of Directors approved a share repurchase authorization of $5.0 billion of class A and class B common stock. During the year ended December 31, 2023, we repurchased 0.5 million shares of class B common stock for $0.1 billion under this authorization.
In January 2023, the Board of Directors terminated this authorization and approved a new share repurchase authorization for $5.0 billion of class A and class B common stock. During the year ended December 31, 2023, we repurchased 12.3 million shares of class B common stock for $2.2 billion under this authorization. We did not repurchase any shares during the fourth quarter of 2023 and do not anticipate repurchasing any shares in 2024. As of December 31, 2023, we had $2.8 billion available under our share repurchase authorization.
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
The following graph shows a five-year comparison of cumulative total shareowners’ returns for our class B common stock, the Standard & Poor’s 500 Index and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2018 in the Standard & Poor’s 500 Index, the Dow Jones Transportation Average and our class B common stock.

Comparison of Five-Year Cumulative Total Return
$275
$250
$225
$200
$175
$150
$125
$100
$75
2018
2019
2020
2021
2022
2023
UPS
S&P 500
Dow Jones Transports

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
United Parcel Service, Inc.	$100.00	$125.49	$184.83	$242.91	$203.72	$191.59
Standard & Poor’s 500 Index	$100.00	$132.61	$157.00	$202.02	$165.40	$169.87
Dow Jones Transportation Average	$100.00	$121.65	$143.76	$185.91	$159.48	$178.50
For information regarding our equity compensation plans, see Item 12 of this report.

Item 6. [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We continue to focus on executing our strategy of Customer First, People Led and Innovation Driven by making it quicker and easier for customers to do business with us. We continue to enhance customer engagement through combining our network with digital capabilities and to invest in the most attractive parts of the market, including healthcare, Asia trade lanes and small- and medium-sized businesses ("SMBs").
In furtherance of our strategy, during 2023 we acquired MNX Global Logistics, a global time-critical and temperature-sensitive logistics provider, and Happy Returns, a technology-focused company that provides innovative end-to-end return services. We opened our state-of-the-art UPS Velocity fulfillment center in the U.S. and announced plans to build a new air hub in Hong Kong. These initiatives, together with continued growth in our Digital Access Program and deployment of our Smart Package Smart Facility technology within U.S. small package operations, are intended to allow us to reach new markets and customers, and better serve our current customer base.
During the year, macroeconomic headwinds, including inflationary pressures and changes in consumer behavior, together with volume diversion resulting from our labor negotiations with the International Brotherhood of Teamsters ("Teamsters"), contributed to volume declines in our U.S. small package business. Internationally, the challenging macroeconomic environment, coupled with geopolitical tensions, drove a decline in demand for our small package services in Europe and Asia. Our freight forwarding businesses, including truckload brokerage, were negatively impacted by soft demand and market overcapacity. We expect global economic conditions to improve gradually during 2024, and therefore expect volume and revenue growth to increase in the second half of the year.
In the third quarter of 2023, our Teamsters employees ratified a new national master agreement. Under the agreement, wage and benefit rates, combined with all other contract provisions, will increase union cost at a 3.3% compounded annual growth rate over the five-year term of the contract, with the majority of the increase in the first and fifth years. We experienced higher year-over-year labor costs in the second half of the year as a result of these contractual increases, which we expect to persist through the first half of 2024.
Faced with a challenging external environment, we remain focused on our strategy. We are taking action intended to right-size our business for the future and focus on key enablers of growth. These moves include exploring strategic alternatives for our truckload brokerage business and reducing headcount through our "fit to serve" initiative to create a more efficient operating model and enhance responsiveness to changing market dynamics.
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Highlights of our results for the years ended December 31, 2023 and 2022, which are discussed in more detail in the sections that follow, include:

	Year Ended December 31,		Change
	2023	2022	$	%
Revenue (in millions)	$90,958	$100,338	$(9,380)	(9.3)%
Operating Expenses (in millions)	81,817	87,244	(5,427)	(6.2)%
Operating Profit (in millions)	$9,141	$13,094	$(3,953)	(30.2)%
Operating Margin	10.0%	13.0%
Net Income (in millions)	$6,708	$11,548	$(4,840)	(41.9)%
Basic Earnings Per Share	$7.81	$13.26	$(5.45)	(41.1)%
Diluted Earnings Per Share	$7.80	$13.20	$(5.40)	(40.9)%

Operating Days	254	255
Average Daily Package Volume (in thousands)	22,290	24,291		(8.2)%
Average Revenue Per Piece	$13.62	$13.38	$0.24	1.8%
•Revenue and average daily package volume in our global small package operations decreased for the year, with declines in both commercial and residential shipments across all of our products. These declines were primarily the result of the macroeconomic conditions and union labor-related uncertainties described above, as well as reductions in fuel and demand-related surcharges.
•Operating expenses decreased for the year, driven by a reduction in purchased transportation in Supply Chain Solutions and reductions in fuel expense in our small package operations, as well as the impact of our ongoing productivity initiatives and reductions in operating costs; these reductions were partially offset by U.S. Domestic Package segment wage rate increases in the second half of 2023 due to the new Teamsters contract.
•Operating profit and operating margin decreased, as revenue declines were greater than operating expense reductions.
•We reported net income of $6.7 billion and diluted earnings per share of $7.80. Adjusted diluted earnings per share were $8.78 after adjusting for the after-tax impacts of:
◦defined benefit pension and postretirement medical benefit plan mark-to-market loss outside of a 10% corridor of $274 million, or $0.32 per diluted share;
◦Transformation Strategy Costs of $333 million, or $0.39 per diluted share;
◦goodwill and asset impairment charges of $193 million, or $0.22 per diluted share; and
◦a one-time compensation payment of $46 million, or $0.05 per diluted share.
In the U.S. Domestic Package segment, revenue declines for the year were driven by lower volume, a shift in product mix, and lower fuel and demand-related surcharges. These were somewhat offset by revenue per piece growth due to increases in base rates and changes in customer mix. Expenses decreased for the year, primarily due to declines in fuel prices and reductions in purchased transportation. Higher direct union labor costs were offset by a reduction in hours and lower management compensation expense.
In our International Package segment, revenue declines for the year were driven by lower volume and declines in fuel and demand-related surcharges. These were partially offset by the impact of base rate increases. Expenses decreased year over year, driven by lower fuel and third-party transportation expense as a result of volume declines and lower fuel prices.
In Supply Chain Solutions, revenue decreases for the year were driven by volume and market rate declines in Forwarding. Expenses decreased for the year, primarily due to a reduction in purchased transportation in Forwarding.
2022 compared to 2021
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 21, 2023.

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
Adjusted amounts reflect the following (in millions):

	Year Ended December 31,
Non-GAAP Adjustments	2023	2022
Operating Expenses:
One-Time Compensation Payment	$61	$—
Transformation Strategy Costs	435	178
Goodwill and Asset Impairment Charges	236	—
Incentive Compensation Program Design Changes	—	505
Long-Lived Asset Estimated Residual Value Changes	—	76
Total Adjustments to Operating Expenses	$732	$759

Other Income and (Expense):
Defined Benefit Pension and Postretirement Medical Plan (Gains) and Losses	$359	$(1,061)
Total Adjustments to Other Income and (Expense)	$359	$(1,061)

Total Adjustments to Income Before Income Taxes	$1,091	$(302)

Income Tax (Benefit) Expense:
One-Time Compensation Payment	$(15)	$—
Transformation Strategy Costs	(102)	(36)
Goodwill and Asset Impairment Charges	(43)	—
Incentive Compensation Program Design Changes	—	(121)
Long-Lived Asset Estimated Residual Value Changes	—	(18)
Defined Benefit Pension and Postretirement Medical Plan (Gains) and Losses	(85)	255
Total Adjustments to Income Tax Expense	$(245)	$80

Total Adjustments to Net Income	$846	$(222)
These items have been excluded from the following discussions of "adjusted" results. The income tax impacts of these items are calculated by multiplying the statutory tax rates applicable in each tax jurisdiction, including the U.S. federal jurisdiction and various U.S. state and non-U.S. jurisdictions, by the tax-deductible adjustments. The blended average effective income tax rates for the years ended December 31, 2023 and 2022 were 22.5% and 26.5%, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

One-Time Compensation Payment
During 2023, we made a one-time payment to certain U.S.-based, non-union part-time supervisors following the ratification of our labor agreement with the Teamsters. We do not expect this or similar payments to recur. We supplement the presentation of our operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of this payment. We believe excluding the impact of this one-time payment better enables users of our financial statements to view and evaluate underlying business performance from the same perspective as management.
Transformation Charges, and Goodwill and Asset Impairment Charges
We supplement the presentation of our operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of charges related to transformation activities, and goodwill and asset impairment charges. We believe excluding the impact of these charges better enables users of our financial statements to view and evaluate underlying business performance from the perspective of management. We do not consider these costs when evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards. For more information regarding transformation activities, see note 18 to the audited, consolidated financial statements. For more information regarding goodwill and asset impairment charges, see note 1 and note 7.
Incentive Compensation Program Design Changes
During 2022, we completed certain structural changes to the design of our incentive compensation programs that resulted in a one-time, non-cash charge in connection with the accelerated vesting of certain equity incentive awards that we do not expect to repeat. We supplement the presentation of our operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of these changes. We believe excluding the impacts of such changes allows users of our financial statements to identify underlying growth trends in compensation and benefits expense. For more information regarding incentive compensation program design changes, see note 13 to the audited, consolidated financial statements.
Long-lived Asset Estimated Residual Value Changes
During 2022, we determined to retire six of our existing MD-11 aircraft from operational use in 2023. In connection therewith, we reduced the estimated residual value of our MD-11 fleet, incurring a one-time, non-cash charge on our fully-depreciated aircraft. This charge was allocated between our U.S. Domestic Package and International Package segments. We supplement the presentation of our operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of this charge. We believe excluding the impact of this charge better enables users of our financial statements to understand the ongoing cost associated with our long-lived assets. For more information regarding residual values, see note 4 to the audited, consolidated financial statements.
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
We recognize changes in the fair value of plan assets and net actuarial gains and losses in excess of a 10% corridor (defined as 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation), as well as gains and losses resulting from plan curtailments and settlements, for our defined benefit pension and postretirement medical plans immediately as part of Investment income and other in the statements of consolidated income. We supplement the presentation of our income before income taxes, net income and earnings per share with adjusted measures that exclude the impact of these gains and losses and the related income tax effects. We believe excluding these defined benefit pension and postretirement medical plan gains and losses provides important supplemental information by removing the volatility associated with plan amendments and short-term changes in market interest rates, equity values and similar factors.
The remeasurement of our defined benefit pension and postretirement medical plans' assets and liabilities resulted in a loss of $0.4 billion and a gain of $1.1 billion for the years ended December 31, 2023 and 2022, respectively. The table below shows the amounts associated with each component of the loss and gain, as well as the weighted-average actuarial assumptions used to determine our net periodic benefit cost, for each year:

	Year Ended December 31,
Components of defined benefit plan gain (loss) (in millions):	2023	2022
Discount rates	$(384)	$5,210
Return on assets	37	(4,130)
Demographic and other assumption changes	(4)	(53)
Total mark-to-market gain (loss)	(351)	1,027
Curtailment and settlement gain (loss)	(8)	34
Total defined benefit plan gain (loss)	$(359)	$1,061

	Year Ended December 31,
Weighted-average actuarial assumptions:	2023	2022
Expected rate of return on plan assets used in determining net periodic benefit cost	6.99%	5.83%
Actual rate of return on plan assets	6.64%	(24.11)%
Discount rate used in determining net periodic benefit cost	5.77%	3.11%
Discount rate at measurement date	5.40%	5.77%
The pre-tax defined benefit plan gains and losses for the years ended December 31, 2023 and 2022 consisted of the following:
2023 - $0.4 billion pre-tax defined benefit plan loss:
•Discount Rates ($384 million pre-tax loss): The weighted-average discount rate for our pension and postretirement medical plans decreased from 5.77% as of December 31, 2022 to 5.40% as of December 31, 2023, primarily due to a decrease in credit spreads on AA-rated corporate bonds in 2023.
•Return on Assets ($37 million pre-tax gain): The actual rate of return on plan assets in certain of our international pension plans was higher than our expected rate of return, primarily due to strong global equity market performance.
•Demographic and Other Assumption Changes ($4 million pre-tax loss): This loss was due to differences between actual and estimated participant data and demographic factors, including healthcare cost trends, compensation rate increases and rates of termination, retirement and mortality.

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
•Demographic and Other Assumption Changes ($0.1 billion pre-tax loss): This loss was due to differences between actual and estimated participant data and demographic factors, including healthcare cost trends, compensation rate increases and rates of termination, retirement and mortality.
Expense Allocations
Certain operating expenses are allocated between our operating segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies for 2023 relative to 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Year Ended December 31,		Change
	2023	2022	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,757	1,992		(11.8)%
Deferred	1,224	1,553		(21.2)%
Ground	16,049	17,242		(6.9)%
Total Average Daily Package Volume	19,030	20,787		(8.5)%
Average Revenue Per Piece:
Next Day Air	$22.17	$21.06	$1.11	5.3%
Deferred	16.38	15.07	1.31	8.7%
Ground	11.03	10.81	0.22	2.0%
Total Average Revenue Per Piece	$12.40	$12.11	$0.29	2.4%
Operating Days in Period	254	255
Revenue (in millions):
Next Day Air	$9,894	$10,699	$(805)	(7.5)%
Deferred	5,093	5,968	(875)	(14.7)%
Ground	44,971	47,542	(2,571)	(5.4)%
Total Revenue	$59,958	$64,209	$(4,251)	(6.6)%
Operating Expenses (in millions):
Operating Expenses	$54,882	$57,212	$(2,330)	(4.1)%
One-Time Compensation Payment	(61)	—	(61)	N/A
Transformation Strategy Costs	(266)	(121)	(145)	119.8%
Incentive Compensation Program Design Changes	—	(431)	431	(100.0)%
Long-Lived Asset Estimated Residual Value Changes	—	(25)	25	(100.0)%
Adjusted Operating Expenses	$54,555	$56,635	$(2,080)	(3.7)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$5,076	$6,997	$(1,921)	(27.5)%
Adjusted Operating Profit	$5,403	$7,574	$(2,171)	(28.7)%
Operating Margin	8.5%	10.9%
Adjusted Operating Margin	9.0%	11.8%
Revenue
The change in revenue was due to the following factors:

Revenue Change Drivers:	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
2023 vs. 2022	(8.0)%	3.0%	(1.6)%	(6.6)%
Revenue was also negatively impacted by having one less operating day in 2023 compared to 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased, with reductions in both residential and commercial volume. Challenging external conditions, including inflationary pressures and changes in consumer spending behavior contributed to overall volume declines. Also contributing to the decline was diverted volume associated with our labor negotiations with the Teamsters. Following ratification of the Teamsters contract in the third quarter of 2023, we regained approximately 60% of diverted U.S. volume and gained volume from new customers. We anticipate overall year-over-year volume growth rates will be flat in the first half of 2024, with moderate growth expected in the second half of the year dependent upon improving macroeconomic conditions.
Business-to-consumer volume declined 9.3% during the year, driven by changes in consumer spending behavior, as well as the impact of our labor negotiations with the Teamsters. Business-to-consumer volume declines from SMBs were less than those from our large customers, which was partially due to continued growth in our Digital Access Program. Volume from our largest customer declined for the year as planned under our contract terms.
Business-to-business volume declined 7.2%, primarily as a result of declines from large customers in industry sectors that are sensitive to the macroeconomic factors discussed above. Uncertainty around our Teamsters contract also negatively impacted volume, primarily during the first nine months of the year. Average daily returns volume increased slightly during the year, benefiting from our acquisition of Happy Returns during the fourth quarter.
Within our Air products, average daily volume decreases were driven by continued execution under the contract terms with our largest customer as planned, as well as by other customers making cost trade-offs and utilizing the enhanced speed in our ground network. We expect moderate volume decreases in 2024 as we continue to execute contract terms with our largest customer.
Ground residential and Ground commercial average daily volume decreases of 7.1% and 6.7%, respectively, were primarily attributable to volume declines from a number of large customers due to the factors discussed above. We expect volume growth in 2024 to be aligned with overall market growth.
Rates and Product Mix
In December 2022, we implemented an average 6.9% net increase in base and accessorial rates for our Air and Ground products. Revenue per piece in Air and Ground products increased for the full year, driven by base rate increases and other pricing actions, and favorable changes in customer mix. A shift in product mix, declines in fuel and demand-related surcharges, and a reduction in average billable weight per piece slightly offset these increases.
We anticipate moderate revenue per piece growth in 2024 as we continue to execute on pricing initiatives within our strategy.
Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that adjusts weekly. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price.
In 2023, fuel surcharge revenue decreased $1.0 billion, driven by reductions in price per gallon and the impact of lower volumes. Based on current commodity market forecasts, we anticipate a further decline in fuel prices will be offset in part by higher surcharge modifiers.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses and adjusted operating expenses decreased year over year. The costs of operating our integrated air and ground network decreased $1.5 billion, our pickup and delivery costs decreased $641 million and our package sorting costs decreased $216 million. In addition to the impact of one less operating day in 2023, the overall decrease in operating expenses was primarily due to:
•Lower compensation expense due to a reduction in direct labor hours resulting from volume declines, as well as the impact of incentive compensation program design changes implemented in the fourth quarter of 2022 and reductions in management headcount. These decreases were partially offset by the impact of the first-year contractual rate increase under our Teamsters contract that became effective August 1.
•A reduction in purchased transportation costs, resulting from lower volumes and a reduction in ground volume handled by third-party carriers, as well as the impact of continued strategic initiatives.
•Lower fuel expense driven by lower volumes and decreases in the price of jet fuel, diesel and gasoline.
These decreases were slightly offset by an increase of $259 million in other operating costs.
Notwithstanding the factors discussed above, total cost per piece increased 5.2% for the year and adjusted cost per piece increased 5.7%, driven by overall reductions in volume while maintaining industry leading service levels. We anticipate that the cost per piece growth rate will remain elevated in the first half of 2024 due to Teamsters contractual wage-rate impacts.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $1.9 billion, with operating margin decreasing 240 basis points to 8.5%. Adjusted operating profit decreased $2.2 billion, with adjusted operating margin decreasing 280 basis points to 9.0%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Year Ended December 31,		Change
	2023	2022	$	%
Average Daily Package Volume (in thousands):
Domestic	1,591	1,759		(9.6)%
Export	1,669	1,745		(4.4)%
Total Average Daily Package Volume	3,260	3,504		(7.0)%
Average Revenue Per Piece:
Domestic	$7.78	$7.46	$0.32	4.3%
Export	33.03	34.48	(1.45)	(4.2)%
Total Average Revenue Per Piece	$20.71	$20.91	$(0.20)	(1.0)%
Operating Days in Period	254	255
Revenue (in millions):
Domestic	$3,144	$3,346	$(202)	(6.0)%
Export	14,003	15,341	(1,338)	(8.7)%
Cargo & Other	684	1,011	(327)	(32.3)%
Total Revenue	$17,831	$19,698	$(1,867)	(9.5)%
Operating Expenses (in millions):
Operating Expenses	$14,600	$15,372	$(772)	(5.0)%
Incentive Compensation Program Design Changes	—	(30)	30	(100.0)%
Long-Lived Asset Estimated Residual Value Changes	—	(51)	51	(100.0)%
Transformation Strategy Costs	(51)	(12)	(39)	325.0%
Adjusted Operating Expenses	$14,549	$15,279	$(730)	(4.8)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$3,231	$4,326	$(1,095)	(25.3)%
Adjusted Operating Profit	$3,282	$4,419	$(1,137)	(25.7)%
Operating Margin	18.1%	22.0%
Adjusted Operating Margin	18.4%	22.4%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue			$(111)
Operating Expenses			(22)
Operating Profit			$(133)

*	Net of currency hedging; amount represents the change compared to the prior year.
Revenue
The change in revenue was due to the following:

Revenue Change Drivers:	Volume	Rates / Product Mix	Fuel Surcharges	Currency	Total Revenue Change
2023 vs. 2022	(7.3)%	1.1%	(2.7)%	(0.6)%	(9.5)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased for both domestic and export products. Business-to-consumer volume decreased 10.0%, as geopolitical tensions and global macroeconomic headwinds, including persistent inflation and high interest rates, negatively impacted consumer demand. These factors, coupled with higher U.S. inventory levels, also negatively impacted business-to-business volume, driving a decrease of 5.8%. Volume from both large customers and SMBs declined, driven by declines in the retail, technology and manufacturing sectors. We expect year-over-year volume growth to be relatively flat in the first half of 2024 and to improve in the second half of the year, dependent on an improvement in global macroeconomic conditions.
Export volume decreased for the year, driven by declines on intra-Europe and Asia trade lanes that were slightly offset by volume growth in the Americas. Volume on intra-Europe and Asia trade lanes was negatively impacted by overall economic conditions, with Asia to U.S. volumes also impacted by higher inventory levels in the United States. Growth in the Americas was driven by transborder volume to and from the United States.
Our premium products experienced a volume decline of 10.6%, primarily from our Transborder and Worldwide Express Saver products. These declines resulted from shifts in customer product preferences, macroeconomic conditions and lower import demand from U.S. consumers. Volume in our non-premium products decreased 1.9%, driven by declines in our Transborder Standard product in Europe and our Worldwide Expedited product. These declines were the result of macroeconomic conditions described above.
Domestic volume declines were largest in Europe and Canada, resulting from an overall reduction in customer demand for all of the reasons discussed above.
Rates and Product Mix
In December 2022, we implemented an average 6.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Total revenue per piece decreased 1.0%, primarily due to declines in fuel and demand-related surcharges, as well as unfavorable currency movements during the first half of the year. Base rate increases and favorable shifts in customer and product mix largely offset these declines. Excluding the impact of currency, revenue per piece decreased 0.3%. We expect overall revenue per piece to decline in 2024 driven by a continued shift to non-premium products as the challenging economic outlook persists.
Export revenue per piece decreased 4.2%, driven by declines in our Worldwide products. These declines were slightly offset by base rate increases. Excluding the impact of currency, export revenue per piece decreased 3.7%.
Domestic revenue per piece increased 4.3%, primarily due to base rate increases and favorable shifts in customer mix. These were slightly offset by unfavorable currency movements in the first half of the year. Excluding the impact of currency, domestic revenue per piece increased 5.2%.
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
Total international fuel surcharge revenue decreased by $532 million, driven primarily by a decrease in the fuel price per gallon and the impact of volume declines. Based on current commodity pricing forecasts, we anticipate a decline in fuel prices to impact fuel surcharge revenue negatively in the first half of 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and adjusted operating expenses, decreased year over year. This was primarily due to a reduction of $730 million in the cost of operating our integrated international air and ground network, driven by lower fuel prices and reductions in air charters and aircraft block hours as a result of lower volumes. We expect fuel prices to further decrease in the first half of 2024.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $1.1 billion, with operating margin decreasing 390 basis points to 18.1%. Adjusted operating profit decreased $1.1 billion and adjusted operating margin decreased 400 basis points to 18.4%.
Uncertainty around increased geopolitical tensions continued to impact volumes in our International Package segment in 2023. Substantially all of our operations in Russia and Belarus were suspended in 2022 and we subsequently commenced liquidation of our Small Package and Forwarding and Logistics subsidiaries in these countries. We expect to complete this process during 2024. Substantially all of our operations in Ukraine remain indefinitely suspended. These actions have not had, and are not expected to have, a material impact on us.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Year Ended December 31,		Change
	2023	2022	$	%
Revenue (in millions):
Forwarding	$5,534	$8,943	$(3,409)	(38.1)%
Logistics	5,927	5,351	576	10.8%
Other	1,708	2,137	(429)	(20.1)%
Total Revenue	$13,169	$16,431	$(3,262)	(19.9)%
Operating Expenses (in millions):
Operating Expenses	$12,335	$14,660	$(2,325)	(15.9)%
Transformation Strategy Costs	(118)	(45)	(73)	162.2%
Goodwill and Asset Impairment Charges	(236)	—	(236)	N/A
Incentive Compensation Program Design Changes	—	(44)	44	(100.0)%
Adjusted Operating Expenses	$11,981	$14,571	$(2,590)	(17.8)%
Operating Profit (in millions) and Operating Margins:
Operating Profit	$834	$1,771	$(937)	(52.9)%
Adjusted Operating Profit	1,188	1,860	(672)	(36.1)%
Operating Margin	6.3%	10.8%
Adjusted Operating Margin	9.0%	11.3%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue			$(9)
Operating Expenses			18
Operating Profit			$9

*	Amount represents the change compared to the prior year.

	Year Ended December 31,		Change
	2023	2022	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Forwarding	$68	$18	$50	277.8%
Logistics	48	23	25	108.7%
Other	2	4	(2)	(50.0)%
Total Transformation Strategy Costs	$118	$45	$73	162.2%
Goodwill and Asset Impairment Charges
Forwarding	$119	$—	$119	N/A
Other	117	—	$117	N/A
Total Goodwill and Asset Impairment Charges	$236	$—	$236	N/A
Incentive Compensation Program Design Changes
Forwarding	$—	$22	$(22)	(100.0)%
Logistics	—	22	(22)	(100.0)%
Total Incentive Compensation Program Design Changes	$—	$44	$(44)	(100.0)%
Total Adjustments to Operating Expenses	$354	$89	$265	297.8%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue within Supply Chain Solutions decreased for the year, primarily due to lower revenue and volumes across our forwarding businesses. The declines in forwarding and certain of our other businesses more than offset the impact of revenue growth in logistics and our digital businesses.
Forwarding revenue was impacted by the following:
•International airfreight revenue decreased approximately $1.2 billion. Market rates declined during the year as customer demand remained weak and capacity continued to outpace demand. As a result, Asia export lanes experienced significant pressure during the first half of the year. Year-over-year revenue declines began to moderate in the fourth quarter and we experienced volume growth on Asia export lanes. We expect limited improvements in 2024, primarily from the continued volume growth in Asia.
•Revenue in our truckload brokerage business decreased $1.3 billion due to declines in volume and market rates. We focused on revenue quality initiatives for this business during the year and, as a result, were able to grow volume from SMBs. We intend to explore strategic alternatives for this business in 2024.
•The remaining reduction in revenue was attributable to declines in ocean freight forwarding, driven by lower market rates. While volume in this business also declined for the year, we experienced year-over-year growth during the second half of the year. We anticipate ocean freight forwarding revenue will remain challenged in 2024 as market overcapacity continues to adversely impact rates.
Within our Logistics businesses, healthcare logistics revenue increased $439 million, primarily due to the acquisition of Bomi Group in the fourth quarter of 2022. Additionally, we experienced growth within our other healthcare operations. Revenue in mail services increased $130 million as a result of volume growth, rate increases and a favorable shift in product characteristics. The impact of acquiring MNX Global Logistics during the fourth quarter of 2023 was largely offset by declines in our distribution and post sales operations. We expect growth within our Logistics businesses to continue into 2024.
Within our other Supply Chain Solutions businesses, we experienced higher revenue from our digital businesses, including the acquisition of Happy Returns during the fourth quarter of 2023. We anticipate continued growth in these businesses during 2024 as we continue to execute on our strategy. Growth in our digital businesses was more than offset by a reduction of $386 million in transition services provided to the acquirer of UPS Freight. We expect to complete the work associated with these transition services arrangements during the first half of 2024. Revenue was also negatively impacted by $155 million due to lower volumes from our service contracts with the U.S. Postal Service.
Operating Expenses
Total operating expenses and total adjusted operating expenses for Supply Chain Solutions decreased for the year.
Forwarding operating expenses decreased $2.7 billion, including charges of $119 million related to impairments of goodwill and an indefinite-lived trade name. On an adjusted basis, operating expenses decreased $2.8 billion, driven by a reduction in purchased transportation expense as a result of lower market rates and volume declines. Overall, we expect market conditions will improve during 2024, leading to increases in our purchased transportation costs, particularly for airfreight.
Logistics operating expenses increased $532 million primarily due to the acquisitions of Bomi Group and MNX Global Logistics.
Within our other Supply Chain Solutions businesses, operating expense increases in our digital businesses, including Happy Returns, were more than offset by reductions in other businesses. In total, operating expenses decreased $176 million, including goodwill impairment charges of $117 million. On an adjusted basis, operating expenses decreased $295 million driven by a reduction of $363 million in costs incurred to procure transportation for, and provide transition services to, the acquirer of UPS Freight. We expect these costs to be further reduced, although not significantly, as we complete the obligations under these agreements during the first half of 2024. Transportation costs related to our contracts with the U.S. Postal Service also decreased for the year as a result of lower volumes.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Profit and Margin
As a result of the factors described above, total operating profit decreased $937 million, with operating margin decreasing 450 basis points to 6.3%. On an adjusted basis, operating profit decreased $672 million and operating margin decreased 230 basis points to 9.0%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Year Ended December 31,		Change
	2023	2022	$	%
Operating Expenses (in millions):
Compensation and benefits	$47,088	$47,720	$(632)	(1.3)%
Transformation Strategy Costs	(337)	(46)	(291)	632.6%
One-Time Compensation Payment	(61)	—	(61)	N/A
Incentive Compensation Program Design Changes	—	(505)	505	(100.0)%
Adjusted Compensation and benefits	46,690	47,169	(479)	(1.0)%

Repairs and maintenance	2,828	2,884	(56)	(1.9)%
Depreciation and amortization	3,366	3,188	178	5.6%
Purchased transportation	13,651	17,675	(4,024)	(22.8)%
Fuel	4,775	6,018	(1,243)	(20.7)%
Other occupancy	2,019	1,844	175	9.5%
Other expenses	8,090	7,915	175	2.2%
Total Other expenses	34,729	39,524	(4,795)	(12.1)%
Transformation Strategy Costs	(98)	(132)	34	(25.8)%
Long-Lived Asset Estimated Residual Value Changes	—	(76)	76	(100.0)%
Goodwill and Asset Impairment Charges	(236)	—	(236)	N/A
Adjusted Total Other expenses	$34,395	$39,316	$(4,921)	(12.5)%

Total Operating Expenses	$81,817	$87,244	$(5,427)	(6.2)%
Adjusted Total Operating Expenses	$81,085	$86,485	$(5,400)	(6.2)%

Currency (Benefit) / Cost - (in millions)*			4

*	Amount represents the change in currency translation compared to the prior year.

	Year Ended December 31,		Change
	2023	2022	$	%
Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Compensation	$19	$36	$(17)	(47.2)%
Benefits	318	10	308	N/M
Other expenses	98	132	(34)	(25.8)%
Total Transformation Strategy Costs	$435	$178	$257	144.4%
Incentive Compensation Program Design Changes
Compensation	—	505	(505)	(100.0)%
One-Time Compensation Payment
Benefits	61	—	61	N/A
Long-Lived Asset Estimated Residual Value Changes
Depreciation and amortization	—	76	(76)	(100.0)%
Goodwill and Asset Impairment Charges
Other expenses	$236	$—	$236	N/A
Total Adjustments to Operating Expenses	$732	$759	$(27)	(3.6)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Total compensation and benefits and adjusted total compensation and benefits decreased in 2023 compared to 2022. Compensation costs decreased $1.2 billion. On an adjusted basis, compensation costs decreased $676 million. The principal factors impacting the change were:
•Management compensation decreased $1.2 billion, including the effect of a 2022 one-time charge related to incentive compensation program design changes. Adjusted management compensation decreased $639 million, driven by lower incentive compensation accruals and lower overall headcount.
•The acquisition of Bomi Group in the fourth quarter of 2022 and the acquisitions of MNX Global Logistics and Happy Returns in the fourth quarter of 2023 resulted in additional compensation cost of $116 million within Supply Chain Solutions.
•Reductions in U.S. direct labor hours due to volume declines and lower administrative headcount resulted in a reduction in compensation cost of $1.2 billion that was offset by an increase of $1.3 billion due to contractual wage rate increases for our Teamsters workforce. We expect wage rate growth on a year-over-year basis to continue through the first half of 2024 as a result of the new Teamsters contract.
Benefits costs increased $566 million and increased $197 million on an adjusted basis, primarily due to:
•Other benefits costs increased $348 million, driven by employee separation costs of $303 million as we reduced headcount to create a more efficient operating model and enhance responsiveness to changing market dynamics. In addition, we made a one-time payment of $52 million to certain U.S.-based, non-union part-time supervisors following the ratification of our labor agreement with the Teamsters. On an adjusted basis, other benefits costs decreased $6 million.
•Health and welfare costs increased $294 million, driven by increased contributions to multiemployer plans as a result of contractually-mandated rate increases. Costs related to Company-sponsored health and welfare plans increased $51 million due to claims experience and medical cost inflation, partially offset by lower overall headcount.
•Accruals for paid time off, payroll taxes and other costs increased $250 million, including payroll taxes associated with the one-time payment discussed above. On an adjusted basis, these accruals increased $240 million, primarily due to contractual wage growth.
•Workers' compensation expense increased $61 million due to adverse claims trends, partially offset by the impact from a reduction in hours worked.
Partially offsetting these increases, pension and other postretirement benefits expense decreased $392 million, primarily impacted by:
•A reduction of $887 million in the cost of Company-sponsored defined benefit plans, driven by a reduction in service cost due to higher discount rates and the cessation of accruals for future service in the UPS Retirement Plan.
•An expense increase of $445 million for the UPS 401(k) Savings Plan, primarily due to the impact of replacement contributions for the UPS Retirement Plan.
Repairs and Maintenance
The decrease in repairs and maintenance expense was primarily due to a reduction in aircraft engine maintenance as the declines in volume we experienced in 2023 resulted in the temporary idling of certain aircraft to better match capacity with demand. Based on current volume projections, we anticipate that certain aircraft may be temporarily idled for periods during 2024, resulting in a further reduction in maintenance expense.
The reduction in aircraft engine maintenance was partially offset by increases in the cost of materials and supplies and an increase in routine repairs to buildings and facilities. We expect these trends to continue in 2024 due to ongoing facility maintenance programs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Depreciation and Amortization
We incurred higher depreciation expense during 2023, primarily as a result of new facilities coming into service. We incurred higher amortization expense on capitalized software investments in support of our strategic initiatives, as well as on intangible assets due to the addition of assets arising from the acquisitions of Bomi Group in the fourth quarter of 2022 and MNX Global Logistics and Happy Returns in the fourth quarter of 2023. We expect to incur higher depreciation and amortization expense in 2024 as a result of our recent acquisitions and our continuing investments in network enhancement projects and other technology initiatives.
Purchased Transportation
The decrease in purchased transportation expense charged to us by third-party air, ocean and ground carriers was primarily attributable to:
•Supply Chain Solutions expense decreased $2.8 billion resulting from volume declines and a reduction in market rates paid for services in our forwarding businesses. These impacts were slightly offset by expense increases in our logistics operations due to business growth, third-party rate increases in our mail services business and the impact of acquisitions.
•U.S. Domestic Package expense decreased $783 million, driven by reduced utilization of third-party ground carriers as a result of volume declines and network optimization initiatives.
•International Package expense decreased $382 million, primarily due to a reduction in air charters and ground transportation expense as a result of volume declines. These decreases were partially offset by unfavorable currency movements during the year.
Fuel
The decrease in fuel expense was driven by lower prices for jet fuel, diesel and gasoline and the impact of lower volumes. Market prices, and the manner in which we purchase fuel, influence our costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs. Based on current commodity market forecasts, we anticipate a decline in fuel prices in the first half of 2024.
Other Occupancy
The increase in other occupancy expense was primarily the result of leased operating facilities coming into service, increases in rental rates due to market demand and inflationary pressures, and higher utility costs. We expect market factors may continue to increase rent and utility costs in 2024.
Other Expenses
Other expenses increased $176 million for the year, driven by goodwill impairment charges of $125 million in certain Supply Chain Solutions reporting units and a $111 million indefinite-lived trade name impairment charge in our truckload brokerage business. On an adjusted basis, other expenses decreased $25 million. This was primarily attributable to the following:
•Reductions in vehicle lease expense of $144 million due to volume declines.
•Gains on the sale of surplus real estate of $98 million.
•A reduction of $74 million in costs incurred under the transition service agreements with the acquirer of UPS Freight as we reach the termination of these agreements in the first half of 2024.
These reductions were largely offset by:
•Purchases of supplies for our Smart Package Smart Facility initiative, which increased costs $109 million.
•An increase of $85 million in commissions paid for certain online shipments.
•An increase of $78 million in hosted software application fees and other technology costs in support of ongoing investments in our digital transformation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income and other and interest expense for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,		Change
	2023	2022	$	%
Investment Income and Other	$217	$2,435	$(2,218)	(91.1)%
Defined Benefit Pension and Postretirement Medical Plan (Gains) and Losses	359	(1,061)	1,420	N/A
Adjusted Investment Income and Other	$576	$1,374	$(798)	(58.1)%

Interest Expense	(785)	(704)	(81)	11.5%
Total Other Income and (Expense)	$(568)	$1,731	$(2,299)	N/A
Adjusted Other Income and (Expense)	$(209)	$670	$(879)	N/A
Investment Income and Other
Investment income and other decreased $2.2 billion. Remeasurements of our defined benefit plans resulted in a $359 million mark-to-market loss in 2023 compared to a $1.1 billion gain in 2022. Excluding the impact of these remeasurements, adjusted investment income and other decreased $798 million, driven by a reduction in other pension income. Expected returns on pension assets decreased, primarily due to a lower asset base resulting from negative returns in 2022, while pension interest cost increased as a result of higher discount rates and ongoing plan growth. The reduction in other pension income was partially offset by higher yields on invested balances.
Interest Expense
Interest expense increased due to higher effective interest rates on floating rate debt. The impact of higher average outstanding debt balances was largely offset by additional capitalization of interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth income tax expense and our effective tax rate for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,		Change
	2023	2022	$	%
Income Tax Expense:	$1,865	$3,277	$(1,412)	(43.1)%
Income Tax Impact of:
One-Time Compensation Payment	15	—	15	N/A
Transformation Strategy Costs	102	36	66	183.3%
Goodwill and Asset Impairment Charges	43	—	43	N/A
Incentive Compensation Program Design Changes	—	121	(121)	(100.0)%
Long-Lived Asset Estimated Residual Value Changes	—	18	(18)	(100.0)%
Defined Benefit Pension and Postretirement Medical Plan (Gains) and Losses	85	(255)	340	N/A
Adjusted Income Tax Expense	$2,110	$3,197	$(1,087)	(34.0)%
Effective Tax Rate	21.8%	22.1%
Adjusted Effective Tax Rate	21.8%	22.0%
For additional information on income tax expense and our effective tax rate, see note 15 to the audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of December 31, 2023, we had $6.1 billion in cash, cash equivalents, restricted cash and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures, anticipated pension contributions, potential acquisitions, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	2023	2022
Net income	$6,708	$11,548
Non-cash operating activities(1)	5,437	5,261
Pension and postretirement medical benefit plan contributions (company-sponsored plans)	(1,393)	(2,342)
Hedge margin receivables and payables	(444)	274
Income tax receivables and payables	(294)	154
Changes in working capital and other non-current assets and liabilities	366	(797)
Other operating activities	(142)	6
Net cash from operating activities	$10,238	$14,104
(1)    Represents depreciation and amortization, gains and losses on derivative transactions and foreign currency exchange, deferred income taxes, allowances for expected credit losses, pension and postretirement medical benefit plan (income) expense, stock compensation expense, changes in casualty self-insurance reserves, goodwill and other asset impairment charges and other non-cash items.
Net cash from operating activities decreased $3.9 billion in 2023, primarily due to the reduction in net income. It was also impacted by:
•A decrease in our hedge margin collateral position due to changes in the fair value of derivative contracts used in our foreign currency hedging program.
•A payment of $323 million in 2023 for employer payroll taxes that were deferred under the Coronavirus Aid, Recovery and Economic Security Act in 2020, compared to a payment of $234 million in 2022.
•A decrease in income taxes payable, primarily due to changes in our uncertain tax positions.
These factors were partially offset by:
•A decrease in contributions to our company-sponsored, defined benefit pension and postretirement medical plans. We made discretionary contributions to our qualified U.S. pension plans of $1.2 billion in 2023 compared to $1.9 billion in 2022.
•Working capital benefited primarily from the timing of group welfare plan contributions and other compensation-related items.
Cash payments for income taxes were $2.0 and $2.6 billion for the years ended December 31, 2023 and 2022, respectively, with the decrease corresponding to the reduction in net income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of December 31, 2023, approximately $1.9 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases, pension contributions and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided. As of December 31, 2023, we had $37 million of restricted cash related to certain tax and regulatory matters and acquisitions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities for the years ended December 31, 2023 and 2022 were as follows (in millions):

	2023	2022
Net cash used in investing activities	$(7,133)	$(7,472)
Capital Expenditures:
Buildings, facilities and plant equipment	$(2,211)	$(1,708)
Aircraft and parts	(585)	(1,267)
Vehicles	(1,485)	(1,067)
Information technology	(877)	(727)
Total Capital Expenditures(1):	$(5,158)	$(4,769)

Capital Expenditures as a % of revenue	5.7%	4.8%

Other Investing Activities:
Proceeds from disposals of businesses, property, plant and equipment	$193	$12
Net (purchases)/sales and maturities of marketable securities	$(820)	$(1,651)
Acquisitions, net of cash acquired	$(1,329)	$(755)
Other investing activities	$(19)	$(309)
(1)    In addition to capital expenditures of $5.2 and $4.8 billion for the years ended December 31, 2023 and 2022, respectively, there were principal repayments of finance lease obligations of $126 and $149 million, respectively. These are included in cash flows from financing activities.
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement and enhancement of existing capacity and targeted growth. Future capital spending will depend on a variety of factors, including economic and industry conditions. Our current investment program anticipates investments in technology initiatives and enhanced network capabilities, including over $1.0 billion of projects to support our environmental sustainability goals in 2024. It also provides for maintenance of buildings, facilities and equipment and replacement of certain aircraft within our fleet. We currently expect our capital expenditures will be approximately $4.5 billion in 2024, of which approximately 50 percent will be allocated to network enhancement projects and other technology initiatives.
Total capital expenditures increased in 2023 compared to 2022 as a result of:
•Spending on buildings, facilities and plant equipment increased due to network enhancements, capacity expansion projects and facility maintenance.
•Vehicles expenditures increased, driven by the timing and availability of vehicle replacements and continuing investments in our network.
•Information technology expenditures increased as a result of continuing investments in our digital capabilities and network automation.
•Aircraft expenditures decreased as a result of lower payments on open aircraft orders and final delivery of aircraft.
Proceeds from the disposal of businesses, property, plant and equipment were higher in 2023 relative to 2022, primarily due to the sale of surplus real estate during 2023.
Net purchases of marketable securities increased in 2023 due to a shift to longer duration investments. During the first quarter of 2024, we anticipate liquidating our portfolio of marketable securities to provide additional resources for our short-term and strategic operating needs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash paid for acquisitions in 2023 was primarily attributable to the acquisitions of MNX Global Logistics and Happy Returns, and the purchase of development areas for The UPS Store. In 2022, we acquired Bomi Group and Delivery Solutions, as well as the purchase of development areas for The UPS Store. Cash used in other investing activities decreased, primarily due to our 2022 investment of $252 million in the parent company of CommerceHub, Inc. and changes in other non-current investments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash for financing activities were as follows (amounts in millions, except per share data):

	2023	2022
Net cash used in financing activities	$(5,534)	$(11,185)
Share Repurchases:
Cash paid to repurchase shares	$(2,250)	$(3,500)
Number of shares repurchased	(12.8)	(19.0)
Shares outstanding at year end	853	859
Dividends:
Dividends declared per share	$6.48	$6.08
Cash paid for dividends	$(5,372)	$(5,114)
Borrowings:
Net borrowings (repayments) of debt principal	$2,272	$(2,304)
Other Financing Activities:
Cash received for common stock issuances	$248	$262
Other financing activities	$(432)	$(529)
Capitalization:
Total debt outstanding at year end	$22,264	$19,662
Total shareowners’ equity at year end	17,314	19,803
Total capitalization	$39,578	$39,465
We repurchased 12.8 and 19.0 million shares of class B common stock for $2.3 and $3.5 billion under our stock repurchase program for the years ended December 31, 2023 and 2022, respectively. We do not anticipate repurchasing any shares in 2024. For additional information on our share repurchase activities, see note 12 to the audited, consolidated financial statements.
For the years ended December 31, 2023 and 2022, dividends reported within shareowners' equity include $239 and $249 million, respectively, of non-cash dividends that were settled in shares of class A common stock.
The declaration of dividends is subject to the discretion of the Board and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We paid quarterly cash dividends of $1.62 and $1.52 per share in 2023 and 2022, respectively. In the first quarter of 2024, we declared a quarterly cash dividend of $1.63 per share.
Issuances of debt in 2023 consisted of borrowings under our commercial paper program and fixed- and floating-rate senior notes. The principal balances of the senior notes are as follows:
•$900 million 4.875% senior notes;
•$1.1 billion 5.050% senior notes; and
•$529 million floating rate senior notes.
There were no issuances of debt in 2022.
Repayments of debt in 2023 included $23 million of debt assumed in the Bomi Group acquisition, scheduled principal payments on our finance lease obligations and reductions in our commercial paper balances. We also repaid the following senior notes at maturity:
•$1.0 billion 2.500% senior notes;
•€700 million 0.375% senior notes; and
•$500 million floating rate senior notes.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Repayments of debt in 2022 included scheduled principal payments on our finance lease obligations and repayment of senior notes at maturity as follows:
•$1.0 billion 2.450% senior notes;
•$600 million 2.350% senior notes; and
•$400 million floating rate senior notes.
The amount of commercial paper outstanding fluctuates based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Outstanding balance at year end ($)	Average balance outstanding ($)	Average interest rate
2023
USD	$2,172	$417	5.45%
Total	$2,172
As of December 31, 2023, we had no outstanding balances under our European commercial paper program. We had no outstanding balances under our U.S. or European commercial paper programs as of December 31, 2022.
We have $1.5 billion of fixed- and floating-rate senior notes that mature in 2024. We intend to repay or refinance these amounts when due. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
The cash received from common stock issuances in both 2023 and 2022 resulted from activity within the UPS 401(k) Savings Plan and our employee stock purchase plan.
Other financing activities included cash used to repurchase shares to satisfy tax withholding obligations on vested employee stock awards. Cash outflows for this purpose were $402 and $516 million for the years ended December 31, 2023 and 2022, respectively. The decrease was due to changes in required repurchase amounts.
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
We anticipate making discretionary contributions to our company-sponsored U.S. defined benefit pension and postretirement medical benefit plans of approximately $1.3 billion in 2024, which are included within Expected employer contributions to plan trusts shown in note 5 to the audited, consolidated financial statements. There are currently no anticipated required minimum cash contributions to our qualified U.S. pension plans in 2024. The amount of any minimum funding requirement, as applicable, for these plans could change significantly in future periods depending on many factors, including plan asset returns, discount rates, other actuarial assumptions, changes to pension plan funding regulations and the discretionary contributions that we make. Actual contributions made in future years could materially differ and consequently required minimum contributions beyond 2024 cannot be reasonably estimated. We expect contributions to the UPS 401(k) Savings Plan to be approximately $670 million in 2024.
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
We have outstanding letters of credit and surety bonds that are discussed in note 9 to the audited, consolidated financial statements. Additionally, we have $1.5 billion of fixed- and floating-rate senior notes that mature in 2024. We intend to repay or refinance these amounts when due. Estimated future interest payments on our outstanding debt total approximately $14.7 billion. This amount was calculated using the contractual interest payments due on our fixed- and variable-rate debt based on interest rates as of December 31, 2023. For debt denominated in a foreign currency, the U.S. Dollar equivalent principal amount of the debt at the end of the year was used as the basis to project future interest payments.
Annual principal payments on our long-term debt, and purchase commitments for certain capital expenditures are also set out in note 9 to the audited, consolidated financial statements. Included within these purchase commitments are firm commitments to purchase 21 new Boeing 767-300 aircraft to be delivered between 2024 and 2026 and two used Boeing 747-8F aircraft to be delivered in 2024. Additionally, we anticipate purchasing approximately 3,000 alternative fuel vehicles in 2024.
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
Under provisions of the Tax Cuts and Jobs Act, we elected to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries over eight years. The remaining balance will be paid between 2024 and 2026. Additionally, we have uncertain tax positions that are further discussed in note 15 to the audited, consolidated financial statements.
As discussed in note 1 to the audited, consolidated financial statements, as of December 31, 2023, we had a restricted cash balance related to certain tax and regulatory matters in Italy. We anticipate this balance will increase by approximately $61 million in 2024.
Contingencies
See note 5 and note 15 to the audited, consolidated financial statements for a discussion of pension-related matters and income-tax-related matters, respectively. See note 10 for a discussion of judicial proceedings and other matters arising from the conduct of our business activities.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Critical Accounting Estimates
The amounts of assets, liabilities, revenue and expenses reported in our financial statements are affected by estimates and judgments that are necessary to comply with GAAP. We base our estimates and judgments on prior experience, current trends, various other assumptions and third-party input that we consider reasonable to our circumstances. Actual results could differ materially from our estimates, which would affect the related amounts reported in our consolidated financial statements. While estimates and judgments are applied in arriving at many reported amounts, we believe that the following critical accounting estimates involve a higher degree of judgment and complexity.
Contingencies
From time to time, we are involved in various judicial proceedings and other matters arising from the conduct of our business that result in exposure to various contingent liabilities. The events that may impact our contingent liabilities are often unique and generally are not predictable. At the time a contingency is identified, we consider all relevant facts as part of our evaluation. We apply judgment when establishing a range of reasonably possible losses arising from contingencies. Our judgment is influenced by our understanding of currently available information and potential outcomes of these actions, including the advice from our internal counsel, external counsel and other senior management.
We accrue amounts associated with judicial proceedings and other contingencies when and to the extent a loss becomes probable and can be reasonably estimated. For such accruals, we record the amount we consider to be the best estimate within a range of potential losses; however, when there appears to be a range of equally possible losses, our accrual is at the low end of this range. The likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a reasonable estimate of the loss or a range of potential losses may not be practicable based on the information available. Additionally, events may arise that were not anticipated and, as a result, the outcome of a contingency may result in a loss that differs materially from our previously estimated liability. Except as disclosed in note 10 to the audited, consolidated financial statements, contingent losses that were probable and estimable were not material to our financial position or results of operations as of, or for the year ended, December 31, 2023. In addition, we have certain contingent liabilities that have not been recognized as of, or for the year ended, December 31, 2023, because a loss was not reasonably estimable. Contingent obligations relating to income taxes and self-insurance are discussed below.
Goodwill and Intangible Asset Impairments
We test goodwill and indefinite-lived intangible assets for impairment annually as of July 1, or more frequently if circumstances require. We assess goodwill for impairment at the reporting unit level. The determination of reporting units requires judgment, and if we changed the definition of our reporting units, it is possible that we would have reached different conclusions when performing our impairment tests. Changes in our management structure or business acquisitions may result in changes to our reporting units.
We initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, or at our election, we quantitatively assess the fair value of a reporting unit to test goodwill for impairment. This assessment uses a combination of income and market approaches to develop an estimate of reporting unit fair value. These approaches consider both entity-specific and observable market information under the fair value hierarchy in ASC Topic 820 and changes in, or additions to, available information may affect the assumptions we use in estimating fair value.
•The income approach uses a discounted cash flow (“DCF”) model, which requires us to make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs, capital expenditures, working capital and the cost of capital. During periods of time in which macroeconomic conditions are uncertain or volatile, these assumptions are subject to a greater degree of uncertainty. We are also required to make assumptions relating to our overall business and operating strategy, and the regulatory and market environment. Changes in any of our assumptions could significantly impact the fair value of one or more of our reporting units. The projections that we use in our DCF model are updated annually, or more often if necessary, and will change over time based on the historical performance and changing business conditions for each of our reporting units.

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
In 2023, we performed our annual goodwill impairment testing using both qualitative and quantitative methods. In developing our valuation assumptions underlying the quantitative annual impairment testing, we determined that the cost of capital for our Roadie and Delivery Solutions reporting units had increased, driven by increases in the risk-free interest rate and volatility of the stock prices of market comparables. The results of our testing using these assumptions indicated that the carrying values of our Roadie and Delivery Solutions reporting units exceeded their estimated fair values. As a result, during the third quarter of 2023 we recorded and disclosed goodwill impairment charges of $56 million related to Roadie and $61 million related to Delivery Solutions. The Delivery Solutions impairment represented all of the goodwill associated with this reporting unit. These charges are included within Other expenses in the statement of consolidated income. We did not incur any goodwill impairment charges in 2022 or 2021.
We test the indefinite-lived Coyote trade name associated with our truckload brokerage business for impairment in accordance with GAAP using the relief from royalty method. This valuation approach requires that we make a number of assumptions to estimate fair value, including projections of future revenues, market royalty rates, tax rates, discount rates and other relevant variables. The projections we use in the model are updated annually, or more often if necessary, and will change over time based on historical performance and changing business conditions.
Our annual testing as of July 1 indicated that the fair value of the Coyote trade name was in excess of its carrying value, although the excess was less than 10 percent. Since the annual testing date, our truckload brokerage business continued to be negatively impacted by market conditions, which resulted in revenue declines. In response, during the fourth quarter of 2023, we began to evaluate strategic alternatives for this business. As a result, we tested the Coyote trade name for impairment as of December 31, 2023, using forecasts that reflected updated market conditions and our evaluation of strategic alternatives related to this business. Based on the results of this testing, we concluded that the carrying value of the Coyote trade name exceeded its estimated fair value and recorded an impairment charge of $111 million. The revised carrying value of this trade name as of December 31, 2023 was $89 million.
Our trade name valuation estimate remains sensitive to further changes in assumptions, including business performance, royalty rates and the cost of capital. A decrease of 10 percent in forecasted cash flows, a decrease of 40 basis points in our selected royalty rate or an increase of 100 basis points in the cost of capital would each result in an incremental impairment charge of $10 million. We continue to monitor the impact of business performance, our determination of strategic alternatives and external factors on the valuation assumptions for this trade name.
In connection with matters resulting in the Coyote trade name impairment, we also tested the goodwill associated with this reporting unit for impairment as of December 31, 2023 using the updated forecasts of future cash flows described above. While this interim test did not indicate an impairment, we continue to monitor this reporting unit and may be required to perform additional interim tests in future periods as facts and circumstances evolve. The goodwill associated with this reporting unit as of December 31, 2023 was $482 million.
Within our consolidated goodwill balance of $4.9 billion as of December 31, 2023, approximately $0.9 billion was represented by certain reporting units within Supply Chain Solutions, including Coyote and Roadie, that have a limited excess of fair value as of the most recent valuation. If the cost of capital were increased by 100 basis points or our projected cash flows were reduced by 10 percent, it is reasonably possible that these reporting units would be impaired. We continue to monitor all of our reporting units between annual testing dates.
Our finite-lived intangible assets are amortized over their estimated useful lives. These assets are tested for impairment as part of asset groups that may include other long-lived assets. See "Critical Accounting Estimates – Depreciation, Residual Value and Impairment of Property, Plant and Equipment" for a discussion of estimates impacting asset groups. In addition, a reduction in expected useful life, or a decision to sell or abandon an intangible asset before the end of its useful life, may increase amortization expense, which could have a material impact on our results of operations. See note 7 to the audited, consolidated financial statements for a discussion of finite-lived intangible asset impairments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Self-Insurance Accruals
We base self-insurance reserves on actuarial estimates, which are determined with the assistance of a third-party actuary through a complex process that includes the application of various actuarial methods and assumptions. The process incorporates actual loss experience and judgments about expected future development based on historical experience, recent and projected trends in claim frequency and severity, changes in the level of risk retained under our programs and changes in claims handling practices, among other factors.
Workers' compensation, automobile liability and general liability insurance claims may take a number of years to resolve. Consequently, actuarial estimates are required to project the ultimate cost that will be incurred to resolve a claim. Several factors can affect the actual cost, or severity, of a claim, including:
•Risk retention limits;
•Length of time a claim remains open;
•Trends in healthcare costs;
•Results of any related litigation; and
•Changes in legislation.
Furthermore, claims may emerge in future years for events that occurred in a prior policy period at a rate that differs from actuarial projections. All these factors can result in revisions to actuarial projections and produce a material difference between estimated and actual operating results.
Due to the complexity and inherent uncertainty associated with the estimation of our workers’ compensation, automobile and general claims liabilities, the third-party actuary develops a range of expected losses. We believe our estimated reserves for such claims are adequate; however, actual experience in claims frequency and/or severity of claims could materially differ from our estimates and affect our results of operations.
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
Self-insurance reserves as of December 31, 2023 and 2022 were as follows (in millions):

	2023	2022
Current self-insurance reserves	$1,320	$1,069
Non-current self-insurance reserves(1)	1,626	1,818
Total self-insurance reserves	$2,946	$2,887
(1)    Included within Other Non-Current Liabilities in our consolidated balance sheets.
Our total reserves related to prior year claims increased by $39 million in 2023 and decreased by $5 million in 2022 as a result of changes in estimated claim costs. A five percent deterioration or improvement in both the assumed claim severity and claim frequency rates used to estimate our self-insurance reserves would result in an increase or a decrease, respectively, of approximately $300 million in our reserves and expenses as of, and for the year ended, December 31, 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Pension and Other Postretirement Medical Benefits
Our pension and postretirement medical benefit costs are calculated using various actuarial assumptions and methodologies. These assumptions include discount rates, healthcare cost trend rates, inflation, compensation increases, expected returns on plan assets, mortality rates, regulatory requirements and other factors. The assumptions utilized in recording the obligations under our plans represent our best estimates. We believe that they are reasonable based on historical experience and performance, as well as factors that might cause future expectations to differ from past trends.
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of a corridor (defined as 10% of the greater of the fair value of plan assets or the plans' projected benefit obligations) immediately within income upon remeasurement of a plan. Other components of pension expense (referred to as "net periodic benefit cost"), primarily service and interest costs and the expected return on plan assets, are reported on a quarterly basis.
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on assets for our pension and postretirement benefit plans, and the resulting increase (decrease) in our obligations and expense as of, and for the year ended, December 31, 2023 (in millions):

Pension Plans	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate:
Effect on ongoing net periodic benefit cost	$(15)	$16
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(423)	697
Effect on projected benefit obligation	(1,550)	1,636
Return on Assets:
Effect on ongoing net periodic benefit cost(1)	(108)	108
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor(2)	$(54)	$54

Postretirement Medical Benefit Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	$2	$(2)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	—	—
Effect on accumulated postretirement benefit obligation	(34)	39
Healthcare Cost Trend Rate:
Effect on ongoing net periodic benefit cost	1	(1)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	—	—
Effect on accumulated postretirement benefit obligation	$9	$(10)
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Depreciation, Residual Value and Impairment of Property, Plant and Equipment
As of December 31, 2023, we had $36.9 billion of net property, plant and equipment, the most significant category of which was aircraft. In accounting for property, plant and equipment, we make estimates of the expected useful lives and residual values to arrive at depreciation expense. We evaluate the useful lives of our property, plant and equipment based on our usage, maintenance and replacement policies, and taking into account physical and economic factors that may affect the useful lives of the assets. A reduction in expected useful life, or a decision to sell or abandon a long-lived asset before the end of its useful life, may increase depreciation expense. Our accounting policy for property, plant and equipment is set out in note 1 to the audited, consolidated financial statements.
We monitor our long-lived assets for indicators of impairment which may include, but are not limited to, a significant change in the extent to which an asset is utilized and operating or cash flow losses associated with the use of the asset. If circumstances are present that indicate the carrying value of our long-lived assets may not be recoverable, we perform impairment testing at the asset group level.
Asset groups represent the lowest level at which independent cash flows can be identified. Determining asset groups requires judgment and changes in the way asset groups are defined could have a material impact on the results of impairment testing. We perform recoverability testing by comparing the undiscounted cash flows of the asset group to its carrying value. If the carrying amount of the asset group is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows or external appraisals, as appropriate. Details of long-lived asset impairments are included in note 4 to the audited, consolidated financial statements.
In estimating the useful lives and expected residual values of aircraft, we consider actual experience with the same or similar aircraft types, multi-year volume projections for our air products and the types of aircraft required to efficiently operate our network. Adverse changes in volume could result in our current aircraft capacity exceeding projected demand, which may result in temporary idling of aircraft to better match capacity with demand. Temporarily idled assets are classified as held-and-used, and we continue to record depreciation expense for these assets. As a result of the reduction in volumes experienced during 2023, we temporarily idled nine aircraft for an average of approximately five months. As of December 31, 2023 all of these aircraft had re-entered operational service. Based on current volume projections, we anticipate that certain aircraft may be temporarily idled during part of 2024. Over a longer period, continued adverse changes in volume forecasts could lead to an excess of aircraft, resulting in an impairment charge or reduction in expected useful life that may result in increased depreciation expense.
Revisions to estimates of useful lives and residual values could also be caused by changes to our maintenance programs, governmental regulations, operational intentions, or market prices for new and used aircraft of the same or similar types. We periodically evaluate our estimates and assumptions, and adjust them, as necessary, on a prospective basis through depreciation expense. In 2022, we reduced the estimated residual value of our MD-11 aircraft and associated engines to zero based on updated operational plans for these aircraft and our expectations for their eventual disposal. In connection with this change in estimate, in 2022 we recorded a one-time depreciation charge to adjust the residual value of our fully-depreciated MD-11 aircraft. Refer to note 4 to the audited, consolidated financial statements for information on the impact to our results of operations.
Fair Value Measurements
In the normal course of business, we hold and issue financial instruments that contain elements of market risk, including derivatives, marketable securities and debt. Certain of these financial instruments are required to be recorded at fair value, principally derivatives, marketable securities and certain other investments. These financial instruments are measured and reported at fair value on a recurring basis based upon a fair value hierarchy (Levels 1, 2 and 3). Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3). Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit spreads and yield curve volatility factors. Changes in the fixed income, foreign currency exchange and commodity markets will impact our estimates of fair value in the future, potentially affecting our results of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

operations. Further information on our accounting policies relating to fair value measurements can be found in note 1 to the audited, consolidated financial statements.
As of December 31, 2023, the majority of our financial instruments were categorized as either Level 1 or Level 2. Refer to notes 3, 9 and 17 to the audited, consolidated financial statements for further information on these instruments. A quantitative sensitivity analysis of our exposure to changes in commodity prices, foreign currency exchange rates and interest rates is presented in the Quantitative and Qualitative Disclosures about Market Risk section of this report.
Our pension and postretirement plan assets include investments in hedge funds, as well as private debt, private equity and real estate funds, which are primarily measured using net asset value ("NAV") as a practical expedient for fair value, as appropriate. These investments were valued at $9.9 billion as of December 31, 2023. In order to estimate NAV, we evaluate audited and unaudited financial reports from fund managers and make adjustments for investment activity between the date of the financial reports and December 31. These investments are not actively traded, and their values can only be estimated using these assumptions. If our estimates of activity changed, this could have a material impact on the reported value of these investments and on the return on assets that we report. Refer to note 5 to the audited, consolidated financial statements for further information on our pension and postretirement plan assets.
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
Income Taxes
We make certain estimates and judgments in determining income tax expense within our financial statements. These estimates and judgments occur in the calculation of income by legal entity and jurisdiction, tax credits, benefits and deductions, and in the calculation of deferred tax assets and liabilities arising from timing differences in the recognition of revenue and expense for tax and financial statement purposes, as well as tax, interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease to our tax expense in a subsequent period.
We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a substantial majority of the deferred tax assets recorded in our consolidated balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. Once it is determined that the position meets the recognition threshold, the second step requires us to estimate and measure the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement. The difference between the amount of recognizable tax benefit and the total amount of tax benefit from positions filed or to be filed with the tax authorities is recorded as a liability for uncertain tax benefits. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate uncertain tax positions quarterly based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or additional tax expense. In 2023, we recognized a net tax benefit of $102 million following resolution of certain global tax audits.

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
Commodity Price Risk
We are exposed to changes in the prices of refined fuels, principally jet-A, diesel and unleaded gasoline, as well as changes in the price of natural gas and other alternative fuels. Currently, the fuel surcharges that we apply to our domestic and international package services are the primary means of reducing the risk of adverse fuel price changes. In order to mitigate the impact of fuel surcharges imposed on us by outside carriers, we regularly adjust the rates we charge for our freight brokerage services. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs. Because of this, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our results either positively or negatively in the short-term. As of December 31, 2023 and 2022, we had no commodity contracts outstanding.
Foreign Currency Exchange Rate Risk
We have foreign currency risks related to our revenue, operating expenses and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities and cash flows. Our most significant foreign currency exposures relate to the Euro, British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar. We may use forward contracts as well as a combination of purchased and written options to hedge forecasted cash flow currency exposures. These derivative instruments generally cover forecasted foreign currency exposures for periods of 3 to 36 months. We may also utilize forward contracts to hedge portions of our anticipated cash settlements of intercompany transactions and interest payments on certain debt subject to foreign currency remeasurement.
Interest Rate Risk
We have issued debt instruments and have debt associated with finance leases that accrue expense at fixed and floating rates of interest. We may use interest rate swaps as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. We may also utilize forward starting swaps and similar instruments to lock in all or a portion of the borrowing cost of anticipated debt issuances. These instruments subject us to risk resulting from changes in short-term interest rates.
We are also subject to interest rate risk with respect to our defined benefit pension and postretirement medical benefit plan obligations, as changes in interest rates will effectively increase or decrease the obligations associated with these plans. This will result in changes to the amount of pension and postretirement benefit expense recognized in future periods and may also result in us being required to make contributions to the plans.
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

	Shock-Test Result as of December 31,
(in millions)	2023	2022
Change in Fair Value:
Currency Derivatives(1)	$(649)	$(770)
Change in Annual Interest Expense:
Variable Rate Debt(2)	$41	$18
Change in Annual Interest Income:
Marketable Securities(3)	$1	$1
(1)The potential change in fair value from a hypothetical 10% weakening of the U.S. Dollar against foreign currency exchange rates across all maturities.
(2)The potential change in annual interest expense resulting from a hypothetical 100 basis point increase in short-term interest rates, applied to our variable rate debt.
(3)The potential change in interest income resulting from a hypothetical 100 basis point increase in short-term interest rates, applied to our variable rate investment holdings.
The sensitivity of our defined benefit pension and postretirement benefit plan obligations to changes in interest rates is discussed in "Critical Accounting Estimates - Pension and Other Postretirement Medical Benefits".

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareowners and Board of Directors of
United Parcel Service, Inc.
Atlanta, Georgia
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Valuation of U.S. hedge fund, private debt, private equity and real estate investments — Refer to Note 5, Company-Sponsored Employee Benefit Plans (Fair Value Measurements), to the financial statements
Critical Audit Matter Description
The Company’s U.S. pension and postretirement medical benefit plans (the "U.S. Plans") held hedge fund, private debt, private equity and real estate investments valued at $9.9 billion as of December 31, 2023.
The Company determines the reported values of the U.S. Plans’ investments in hedge, private debt, private equity and real estate funds primarily based on the estimated net asset value ("NAV") of the fund. In order to estimate NAV, the Company evaluates audited and unaudited financial reports from fund managers, and makes adjustments, as appropriate, for investment activity between the date of the financial reports and December 31. These investments are not actively traded, and their values can only be estimated using these subjective assumptions.
Auditing the estimated NAV of these hedge fund, private debt, private equity and real estate investments requires a high degree of auditor judgment and subjectivity to evaluate the completeness, reliability and relevance of the inputs used by management.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the inputs used by management to estimate the NAV of the U.S. Plans’ hedge fund, private debt, private equity and real estate investments included the following, among others:
•We tested the effectiveness of controls, including those related to the reliability of values reported by fund managers, the relevance of asset class benchmark returns, and the completeness and accuracy of unobservable inputs related to the underlying assets of the funds.
•For certain investments, we confirmed directly with the respective fund manager its preliminary estimate of the fund’s NAV as of December 31, 2023.
•We evaluated the Company’s historical ability to accurately estimate NAV for these funds by comparing each fund’s recorded valuation as of its prior fiscal year end to the NAV per the audited fund financial statements (which are received in arrears of the Company’s reporting timetable).
Revenue — Refer to Note 2, Revenue Recognition, to the financial statements
Critical Audit Matter Description
Approximately 86 percent of the Company’s revenues are from its global small package operations that provide time-definite delivery services for express letters, documents, small packages and palletized freight via air and ground services. The Company’s global small package revenues are comprised of a significant volume of low-dollar transactions sourced from systems that were primarily developed by the Company. The processing of transactions, including the recording of them, is highly automated and based on contractual terms with the Company’s customers.
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
February 20, 2024

We have served as the Company's auditor since 1969.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$3,206	$5,602
Marketable securities	2,866	1,993
Accounts receivable	11,342	12,729
Less: Allowance for credit losses	(126)	(146)
Accounts receivable, net	11,216	12,583
Other current assets	2,125	2,039
Total Current Assets	19,413	22,217
Property, Plant and Equipment, Net	36,945	34,719
Operating Lease Right-Of-Use Assets	4,308	3,755
Goodwill	4,872	4,223
Intangible Assets, Net	3,305	2,796
Deferred Income Tax Assets	126	139
Other Non-Current Assets	1,888	3,275
Total Assets	$70,857	$71,124
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$3,348	$2,341
Current maturities of operating leases	709	621
Accounts payable	6,340	7,515
Accrued wages and withholdings	3,224	4,049
Self-insurance reserves	1,320	1,069
Accrued group welfare and retirement plan contributions	1,479	1,078
Other current liabilities	1,256	1,467
Total Current Liabilities	17,676	18,140
Long-Term Debt and Finance Leases	18,916	17,321
Non-Current Operating Leases	3,756	3,238
Pension and Postretirement Benefit Obligations	6,159	4,807
Deferred Income Tax Liabilities	3,772	4,302
Other Non-Current Liabilities	3,264	3,513
Shareowners’ Equity:
Class A common stock (127 and 134 shares issued in 2023 and 2022, respectively)	2	2
Class B common stock (726 and 725 shares issued in 2023 and 2022, respectively)	7	7
Additional paid-in capital	—	—
Retained earnings	21,055	21,326
Accumulated other comprehensive loss	(3,758)	(1,549)
Deferred compensation obligations	9	13
Less: Treasury stock (0.2 in 2023 and 2022)	(9)	(13)
Total Equity for Controlling Interests	17,306	19,786
Noncontrolling Interests	8	17
Total Shareowners’ Equity	17,314	19,803
Total Liabilities and Shareowners’ Equity	$70,857	$71,124

See notes to audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue	$90,958	$100,338	$97,287
Operating Expenses:
Compensation and benefits	47,088	47,720	46,640
Repairs and maintenance	2,828	2,884	2,769
Depreciation and amortization	3,366	3,188	2,953
Purchased transportation	13,651	17,675	19,079
Fuel	4,775	6,018	3,847
Other occupancy	2,019	1,844	1,719
Other expenses	8,090	7,915	7,470
Total Operating Expenses	81,817	87,244	84,477
Operating Profit	9,141	13,094	12,810
Other Income and (Expense):
Investment income and other	217	2,435	4,479
Interest expense	(785)	(704)	(694)
Total Other Income and (Expense)	(568)	1,731	3,785
Income Before Income Taxes	8,573	14,825	16,595
Income Tax Expense	1,865	3,277	3,705
Net Income	$6,708	$11,548	$12,890
Basic Earnings Per Share	$7.81	$13.26	$14.75
Diluted Earnings Per Share	$7.80	$13.20	$14.68

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2023	2022	2021
Net Income	$6,708	$11,548	$12,890
Change in foreign currency translation adjustment, net of tax	198	(284)	(181)
Change in unrealized gain (loss) on marketable securities, net of tax	9	(10)	(7)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(243)	184	206
Change in unrecognized pension and postretirement benefit costs, net of tax	(2,173)	1,839	3,817
Comprehensive Income (Loss)	$4,499	$13,277	$16,725

See notes to audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Years Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$6,708	$11,548	$12,890
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,366	3,188	2,953
Pension and postretirement benefit (income) expense	1,330	(129)	(2,456)
Pension and postretirement benefit contributions	(1,393)	(2,342)	(576)
Self-insurance reserves	57	(20)	178
Deferred tax (benefit) expense	199	531	1,645
Stock compensation expense	220	1,568	878
Other (gains) losses	265	123	137
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,256	(322)	(2,147)
Other assets	87	117	312
Accounts payable	(1,377)	34	1,265
Accrued wages and withholdings	(296)	(189)	(245)
Other liabilities	(42)	(9)	151
Other operating activities	(142)	6	22
Net cash from operating activities	10,238	14,104	15,007
Cash Flows From Investing Activities:
Capital expenditures	(5,158)	(4,769)	(4,194)
Proceeds from disposal of businesses, property, plant and equipment	193	12	872
Purchases of marketable securities	(3,521)	(1,906)	(312)
Sales and maturities of marketable securities	2,701	255	366
Acquisitions, net of cash acquired	(1,329)	(755)	(602)
Other investing activities	(19)	(309)	52
Net cash used in investing activities	(7,133)	(7,472)	(3,818)
Cash Flows From Financing Activities:
Net change in short-term debt	1,272	—	—
Proceeds from long-term borrowings	3,429	—	—
Repayments of long-term borrowings	(2,429)	(2,304)	(2,773)
Purchases of common stock	(2,250)	(3,500)	(500)
Issuances of common stock	248	262	251
Dividends	(5,372)	(5,114)	(3,437)
Other financing activities	(432)	(529)	(364)
Net cash used in financing activities	(5,534)	(11,185)	(6,823)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	33	(100)	(21)
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	(2,396)	(4,653)	4,345
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	5,602	10,255	5,910
End of period	$3,206	$5,602	$10,255
Cash Paid During the Period For:
Interest (net of amount capitalized)	$762	$721	$697
Income taxes (net of refunds)	$1,976	$2,574	$1,869
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
In 2023, we reclassified certain operating expenses to better align with the manner in which we manage our operations. Substantially all of these costs were previously classified within operating expenses as Other expenses and have now been classified within operating expenses as Repairs and maintenance in the statements of consolidated income. The remaining line items within operating expenses impacted by this reclassification were inconsequential. As a result, the statements of consolidated income give effect to this reclassification as follows:
•Other expenses decreased by $381, $356 and $301 million for 2023, 2022 and 2021, respectively.
•Repairs and maintenance increased by $363, $369 and $326 million for 2023, 2022 and 2021, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments that are readily convertible into cash. We consider securities with maturities of three months or less and insignificant credit risk, when purchased, to be cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments. As of December 31, 2023, we had $37 million of restricted cash related to certain tax and regulatory matters and acquisitions. We had no restricted cash as of December 31, 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities and Non-Current Investments
Debt securities are classified as either trading or available-for-sale securities and are carried at fair value. Unrealized gains and losses on trading securities are reported as Investment income and other on the statements of consolidated income. Unrealized gains and losses on available-for-sale securities are reported within other comprehensive income, a separate component of shareowners’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in Investment income and other, together with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in Investment income and other.
We periodically review our available-for-sale investments for indications of other-than-temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions and the financial condition and specific prospects for the issuer. Impairment of available-for-sale securities results in a charge to income when a market decline below cost is other-than-temporary, which includes consideration of whether we have both the intent and ability to hold such securities for the time necessary to recover the cost basis. If a decline in fair value is determined to be the result of a credit loss, then the decrease is recognized in income through an allowance for credit losses.
Investments in equity securities through which we exercise significant influence but do not have control over the investee are accounted for under the equity method. We record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. Gains and losses from equity method investments are reported in Investment income and other on the statements of consolidated income. We record dividends or other equity distributions as reductions of the carrying value of the investment. Equity method investments are included within Other Non-Current Assets in our consolidated balance sheets.
Inventories
Fuel and other materials and supplies are recognized as inventory when purchased, and then charged to expense when used in our operations. Jet fuel, diesel and unleaded gasoline inventories are valued at the lower of average cost or net realizable value. Total inventories were $935 and $889 million as of December 31, 2023 and 2022, respectively, and are included in Other current assets in our consolidated balance sheets.
Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. We evaluate the useful lives of our property, plant and equipment based on our usage, maintenance and replacement policies, and taking into account physical and economic factors that may affect the useful lives of the assets.
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
Interest incurred during the construction of property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $118 and $60 million for the years ended December 31, 2023 and 2022, respectively.

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
Goodwill and Intangible Assets
Costs of purchased businesses in excess of net identifiable assets acquired (goodwill) and indefinite-lived intangible assets are tested for impairment at least annually, unless changes in circumstances indicate an impairment may have occurred between annual tests. We complete our annual goodwill impairment evaluation as of July 1 on a reporting unit basis.
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
If the qualitative assessment is not conclusive, or if we elect to bypass the qualitative test, we quantitatively assess the fair value of a reporting unit to test goodwill for impairment. We assess the fair value of a reporting unit using a combination of discounted cash flow modeling and observable valuation multiples for comparable companies. Our estimates are developed using assumptions that we believe are consistent with how a market participant would value our reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we record the excess amount as goodwill impairment, not to exceed the total amount of goodwill allocated to the reporting unit.
When performing impairment tests of indefinite-lived intangible assets, we use a combination of income- and market-based approaches to estimate fair value. If the carrying value of the indefinite-lived asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value.
Finite-lived intangible assets, including trademarks, licenses, patents, customer lists, non-compete agreements and franchise rights are amortized on a straight-line basis over their estimated useful lives, which range from 1 to 21 years. Capitalized software is generally amortized over 7 years. Finite-lived intangible assets are assessed for impairment as part of asset groups whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell and recognize any loss in the period in which the held for sale criteria are met. Gains are not recognized until the date of sale. We cease depreciation and amortization of a long-lived asset, or assets within a disposal group, upon their designation as held for sale and subsequently assess fair value less any costs to sell at each reporting date until the asset or disposal group is no longer classified as held for sale.
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
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. As of December 31, 2023 and 2022, suppliers sold $504 and $806 million, respectively, of our outstanding payment obligations to participating institutions. A rollforward of obligations confirmed and paid during the year is presented below (in millions):

2023
Confirmed obligations outstanding at the beginning of the year	$806
Invoices confirmed during the year	2,428
Confirmed invoices paid during the year	(2,730)
Confirmed obligations outstanding at the end of the year	$504
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
In the fourth quarter of 2023, we transferred a portion of our workers' compensation liability related to policy years 2001 through 2006 and policy year 2017 to a third-party insurer. We paid $151 million to transfer a portfolio of claims for which we carried reserves of $153 million, recognizing a pre-tax gain of $2 million that was recorded in Other expenses in the statement of consolidated income for the year ended December 31, 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2022, we transferred a portion of our workers' compensation liability related to policy years 2007 through 2016 to a third-party insurer. We paid $341 million to transfer a portfolio of claims for which we carried reserves of $332 million, recognizing a pre-tax loss of $9 million that was recorded in Other expenses in the statement of consolidated income for the year ended December 31, 2022.
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of a corridor (defined as 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation) in Investment income and other upon remeasurement of a plan. The remaining components of pension expense, primarily service and interest costs and the expected return on plan assets, are recorded ratably on a quarterly basis.
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
Foreign Currency Translation and Remeasurement
We translate the results of operations of our foreign subsidiaries using average exchange rates for each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in other comprehensive income. Pre-tax foreign currency transaction gains (losses) from remeasurement, net of hedging, included in Investment income and other were $(53), $72 and $(36) million in 2023, 2022 and 2021, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation
Share-based awards are measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period), less estimated forfeitures. We have issued employee share-based awards under various incentive compensation plans that contain vesting conditions, including service conditions, where the awards cliff vest after one or three years or vest ratably over periods up to five years (the "nominal vesting period") or at the date the employee retires (as defined by the plan), if earlier. As of December 31, 2023, we have no outstanding share-based awards cliff vesting after one year. See note 13 for further discussion of our share-based awards. Compensation cost is generally recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. We estimate forfeiture rates based on historical rates of forfeitures for awards with similar characteristics, historical and projected rates of employee turnover and the nature and terms of the vesting conditions of the awards. We reevaluate our forfeiture rates on an annual basis.
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
Derivative Instruments
We recognize all derivative instruments as assets or liabilities in our consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the derivative as a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation based upon the exposure being hedged.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), and in December 2022 subsequently issued ASU 2022-06, to temporarily ease the potential burden in accounting for reference rate reform. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform and can generally be applied through December 31, 2024. As of December 31, 2023, we have transitioned our affected debt instruments and contracts to an alternative reference rate, the Secured Overnight Financing Rate ("SOFR"), which was adopted in accordance with recommendations of the Alternative Reference Rates Committee. We did not elect to apply the practical expedients provided under Topic 848 to these transitions, but we will continue to assess transactions for any potential impact during 2024.
In September 2022, the FASB issued an ASU to enhance the disclosure of supplier finance programs. This ASU did not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. We adopted the requirements of this ASU as of January 1, 2023. It did not have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.
Other accounting pronouncements adopted during the periods covered by the consolidated financial statements did not have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.
Accounting Standards Issued But Not Yet Effective
In November 2023, the FASB issued an ASU on segment reporting, which will require new disclosures including relating to significant segment expenses and additional qualitative information including how segment measures are used by management. The standard becomes effective for us beginning with our 2024 annual reporting for both annual and interim periods. We are evaluating the impact of this ASU on our disclosures. We will be required to define significant segment expense categories and we anticipate providing additional qualitative information in accordance with this ASU. We do not expect this ASU to have a significant impact on our consolidated financial position, results of operations or cash flows.
In December 2023, the FASB issued an ASU to enhance tax-related disclosures. This update will require more standardized categories for tax rate reconciliation and additional detail for significant tax items. It will also require a breakdown of income taxes paid by jurisdiction exceeding 5% of total taxes and remove certain disclosure requirements for unremitted foreign earnings and uncertain tax positions. The standard becomes effective for us in the first quarter of 2025. We are evaluating its impact on our financial statements, disclosures and internal controls but do not expect this ASU to have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
Other accounting pronouncements issued, but not effective until after December 31, 2023, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

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
Disaggregation of Revenue

	Year Ended December 31,
	2023	2022	2021
Revenue:
Next Day Air	$9,894	$10,699	$10,009
Deferred	5,093	5,968	5,846
Ground	44,971	47,542	44,462
U.S. Domestic Package	$59,958	$64,209	$60,317

Domestic	$3,144	$3,346	$3,690
Export	14,003	15,341	15,012
Cargo & Other	684	1,011	839
International Package	$17,831	$19,698	$19,541

Forwarding	$5,534	$8,943	$9,872
Logistics	5,927	5,351	4,767
Freight	—	—	1,064
Other	1,708	2,137	1,726
Supply Chain Solutions	$13,169	$16,431	$17,429

Consolidated revenue	$90,958	$100,338	$97,287
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our allowance for expected credit losses decreased by $20 million during 2023 as lower volumes decreased our total accounts receivable balance. Our allowance for credit losses as of December 31, 2023 and 2022 was $126 and $146 million, respectively. Amounts for credit losses charged to expense before recoveries during the twelve months ended December 31, 2023 and 2022 were $205 and $214 million, respectively.
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
Contract assets and liabilities as of December 31, 2023 and 2022 were as follows (in millions):

	Balance Sheet Location	2023	2022
Contract Assets:
Revenue related to in-transit packages	Other current assets	$237	$308

Contract Liabilities:
Short-term advance payments from customers	Other current liabilities	$20	$11
Long-term advance payments from customers	Other non-current liabilities	$25	$26

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. MARKETABLE SECURITIES AND NON-CURRENT INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of December 31, 2023 and 2022 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2023
Current trading marketable securities:
Equity securities	$4	$—	$—	$4
Total trading marketable securities	4	—	—	4

Current available-for-sale marketable securities:
U.S. government and agency debt securities	963	2	(4)	961
Mortgage and asset-backed debt securities	3	—	—	3
Corporate debt securities	1,891	4	(4)	1,891
U.S. state and local municipal debt securities	—	—	—	—
Non-U.S. government debt securities	7	—	—	7
Total available-for-sale marketable securities	2,864	6	(8)	2,862

Total current marketable securities	$2,868	$6	$(8)	$2,866

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2022
Current trading marketable securities:
Equity securities	$2	$—	$—	$2
Total trading marketable securities	2	—	—	2

Current available-for-sale marketable securities:
U.S. government and agency debt securities	355	—	(8)	347
Mortgage and asset-backed debt securities	9	—	—	9
Corporate debt securities	1,472	—	(6)	1,466
U.S. state and local municipal debt securities	4	—	—	4
Non-U.S. government debt securities	165	—	—	165
Total available-for-sale marketable securities	2,005	—	(14)	1,991

Total current marketable securities	$2,007	$—	$(14)	$1,993

Total current marketable securities that were pledged as collateral for our self-insurance requirements had estimated fair values of $343 and $333 million as of December 31, 2023 and 2022, respectively.
The gross realized gains on sales of available-for-sale marketable securities totaled $1, $0 and $7 million in 2023, 2022 and 2021, respectively. The gross realized losses on sales of available-for-sale marketable securities totaled $4, $3 and $2 million in 2023, 2022 and 2021, respectively.
There were no material impairment losses recognized on marketable securities during 2023, 2022 or 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized Losses
The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2023 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency debt securities	$508	$(1)	$191	$(3)	$699	$(4)
Corporate debt securities	751	(2)	475	(2)	1,226	(4)
Total marketable securities	$1,259	$(3)	$666	$(5)	$1,925	$(8)
Maturity Information
The amortized cost and estimated fair value of marketable securities as of December 31, 2023 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$1,346	$1,343
Due after one year through three years	1,513	1,514
Due after three years through five years	5	5
Due after five years	—	—
	2,864	2,862
Equity securities	4	4
	$2,868	$2,866
Non-Current Investments
We hold non-current investments that are reported within Other Non-Current Assets in our consolidated balance sheets. Cash paid for these investments, excluding investments obtained through business acquisitions, is included in Other investing activities in our statements of consolidated cash flows.
•Equity method investments: As of December 31, 2023 and 2022, equity securities accounted for under the equity method had a carrying value of $295 and $256 million, respectively. In 2023, we obtained an equity method investment as part of our acquisition of MNX Global Logistics. See note 8 for further discussion of business acquisitions. Cash paid for this investment is included in Acquisitions, net of cash acquired in our statement of consolidated cash flows. In 2022, we invested $252 million in the parent company of CommerceHub, Inc., a software provider connecting retailers and brands with marketplaces, drop ship solutions and delivery providers. We determined there is no amortizable basis difference between the purchase price for our investment and the underlying books and records of the investee.
•Other equity securities: Certain equity securities that do not have readily determinable fair values are reported in accordance with the measurement alternative in Accounting Standards Codification Topic 321 Investments – Equity Securities. As of December 31, 2023 and 2022, we had equity securities of $47 and $31 million, respectively, accounted for under the measurement alternative.
•Other investments: We hold an investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. The investment had a fair market value of $19 and $18 million as of December 31, 2023 and 2022, respectively.

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
The following table presents information about our investments measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2023
Marketable Securities:
U.S. government and agency debt securities	$961	$—	$—	$961
Mortgage and asset-backed debt securities	—	3	—	3
Corporate debt securities	—	1,891	—	1,891
U.S. state and local municipal debt securities	—	—	—	—
Equity securities	—	4	—	4
Non-U.S. government debt securities	—	7	—	7
Total marketable securities	961	1,905	—	2,866
Other non-current investments(1)	—	19	—	19
Total	$961	$1,924	$—	$2,885
(1)Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2022
Marketable Securities:
U.S. government and agency debt securities	$279	$68	$—	$347
Mortgage and asset-backed debt securities	—	9	—	9
Corporate debt securities	—	1,466	—	1,466
U.S. state and local municipal debt securities	—	4	—	4
Equity securities	—	2	—	2
Non-U.S. government debt securities	—	165	—	165
Total marketable securities	279	1,714	—	1,993
Other non-current investments(1)	—	18	—	18
Total	$279	$1,732	$—	$2,011
(1)Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.
There were no transfers of investments into or out of Level 3 during 2023 or 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including owned assets and assets subject to finance leases, consisted of the following as of December 31, 2023 and 2022 (in millions):

	2023	2022
Vehicles	$11,768	$10,628
Aircraft	22,888	22,598
Land	2,138	2,140
Buildings	6,255	6,032
Building and leasehold improvements	5,241	5,067
Plant equipment	17,322	16,145
Technology equipment	2,656	2,411
Construction-in-progress	3,247	2,409
	71,515	67,430
Less: Accumulated depreciation and amortization	(34,570)	(32,711)
Property, Plant and Equipment, Net	$36,945	$34,719
Property, plant and equipment purchased on account was $309 and $176 million as of December 31, 2023 and 2022, respectively.
There were no material impairment charges to property, plant or equipment during the years ended December 31, 2023 or 2022.
In 2022, we reduced the estimated residual value of our MD-11 aircraft to zero, incurring a one-time charge on our fully-depreciated aircraft. This resulted in an increase in depreciation expense of $76 million, and a decrease in net income of $58 million, or $0.07 per share on a basic and diluted basis, for the year ended December 31, 2022. The change in estimate for the remainder of our MD-11 fleet is being accounted for over the remaining useful lives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS
We sponsor various retirement and pension plans, including defined benefit and defined contribution plans, which cover our employees worldwide.
U.S. Pension Benefits
In the U.S. we maintain the following single-employer defined benefit pension plans:
•The UPS Retirement Plan is noncontributory and includes substantially all eligible employees of participating domestic subsidiaries hired prior to July 1, 2016 who are not members of a collective bargaining unit, as well as certain employees covered by a collective bargaining agreement. This plan generally provides for retirement benefits based on average compensation earned by employees prior to retirement. Benefits payable under this plan are subject to maximum compensation limits and the annual benefit limits for a tax-qualified defined benefit plan as prescribed by the Internal Revenue Service (“IRS”). The plan ceased accruals of additional benefits for future service and compensation for non-union participants effective January 1, 2023.
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
•The UPS Excess Coordinating Benefit Plan is a non-qualified plan that provides benefits to certain participants in the UPS Retirement Plan, hired prior to July 1, 2016, for amounts that exceed the benefit limits described above. The plan ceased accruals of additional benefits for future service and compensation for non-union participants effective January 1, 2023.
In the third quarter of 2023, our Teamsters employees ratified a new five-year national master agreement that contained wage and benefit rate increases for Teamsters employees in the UPS Pension Plan and UPS/IBT Full-Time Employee Pension Plan. The impacts of these increases were recognized as part of the year end measurement of these plans.
The divestiture of UPS Freight in 2021 triggered an interim remeasurement of the plan assets and benefit obligations of the UPS Pension Plan, UPS Retirement Plan and UPS Retired Employee Health Care Plan as of April 30, 2021. The interim remeasurement resulted in an actuarial gain of $2.1 billion, reflecting updated actuarial assumptions, and was recorded in other comprehensive income within the equity section of the consolidated balance sheet during the second quarter of 2021. An actuarial gain of $69 million ($52 million after tax) for a prior service credit related to the divested group and a $66 million loss ($50 million after tax) for certain plan amendments to the UPS Pension Plan were immediately recognized within Other expenses in the statement of consolidated income for the year ended December 31, 2021.
During 2021, we remeasured the UPS/IBT Full-Time Employee Pension Plan following the enactment into law of the American Rescue Plan Act, which is discussed below. The interim remeasurement resulted in a pre-tax mark-to-market gain of $3.3 billion ($2.5 billion after tax) during the year. The gain was included within Investment income and other in the statement of consolidated income for the year ended December 31, 2021.
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
During 2022, we amended certain Canadian defined benefit pension plans to cease future benefit accruals effective December 31, 2023. We remeasured plan assets and benefit obligations for the plans, which resulted in curtailment gains of $34 million ($24 million after tax). These gains were included in Investment income and other in our statement of consolidated income for the year ended December 31, 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Postretirement Medical Benefits
We also sponsor postretirement medical plans in the U.S. that provide healthcare benefits to certain non-union retirees, as well as select union retirees who meet certain eligibility requirements and who are not otherwise covered by multiemployer plans. Generally, this includes employees with at least 10 years of service who have reached age 55 and employees who are eligible for postretirement medical benefits from a company-sponsored plan pursuant to collective bargaining agreements. We have the right to modify or terminate certain of these plans. These benefits have been provided to certain retirees on a noncontributory basis; however, in many cases, retirees are required to contribute all or a portion of the total cost of the coverage.
Defined Contribution Plans
We sponsor a defined contribution plan for employees not covered under collective bargaining agreements, and several smaller defined contribution plans for certain employees covered under collective bargaining agreements. We match, in cash, a portion of the participating employees’ contributions. Matching contributions charged to expense were $161, $153 and $153 million for 2023, 2022 and 2021, respectively.
Beginning in 2023, non-union employees, including those previously accruing benefits in the UPS Retirement Plan, receive a retirement contribution of 5% to 8% (3% to 8% prior to 2023 for employees hired after July 1, 2016) of eligible compensation to the UPS 401(k) Savings Plan based on years of vesting service. Retirement contributions charged to expense were $380, $83 and $107 million for 2023, 2022 and 2021, respectively. In addition, the UPS 401(k) Savings Plan provides for transition contributions to certain participants hired prior to 2008. The amount charged to expense for transition contributions in 2023 was $128 million. There were no transition contributions in previous years.
Contributions under this plan are subject to maximum compensation and contribution limits for a tax-qualified defined contribution plan as prescribed by the IRS. The UPS Restoration Savings Plan is a non-qualified plan that provides benefits to certain participants in the UPS 401(k) Savings Plan for amounts that exceed these benefit limits.
Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $132, $119 and $112 million for 2023, 2022 and 2021, respectively.
We also sponsor certain international defined contribution plans, which are not individually material.
Net Periodic Benefit Cost
Information about net periodic benefit cost for the company-sponsored pension and postretirement defined benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net Periodic Benefit Cost:
Service cost	$1,172	$2,024	$1,897	$20	$30	$28	$43	$68	$76
Interest cost	2,508	1,950	1,948	116	83	81	66	45	38
Expected return on plan assets	(2,967)	(3,280)	(3,327)	(12)	(4)	(5)	(84)	(78)	(68)
Amortization of prior service cost	106	93	139	2	—	7	1	1	2
Actuarial (gain) loss	393	(875)	(3,284)	—	—	24	(42)	(152)	(12)
Curtailment and settlement (gain) loss	—	—	—	—	—	—	8	(34)	—
Net periodic benefit cost	$1,212	$(88)	$(2,627)	$126	$109	$135	$(8)	$(150)	$36

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actuarial Assumptions
The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost:

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost discount rate	5.79%	3.13%	2.90%	6.06%	3.28%	2.88%	5.09%	2.78%	2.38%
Interest cost discount rate	5.79%	3.13%	2.90%	6.06%	3.28%	2.88%	5.02%	2.74%	2.22%
Rate of compensation increase	3.25%	4.29%	4.50%	N/A	N/A	N/A	3.20%	3.17%	2.93%
Expected return on plan assets	7.07%	5.90%	6.50%	6.62%	4.77%	3.65%	5.13%	3.87%	3.68%
Cash balance interest credit rate	4.21%	2.50%	2.50%	N/A	N/A	N/A	3.69%	2.94%	2.74%
The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans:

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2023	2022	2023	2022	2023	2022
Discount rate	5.42%	5.79%	5.80%	6.06%	4.21%	4.63%
Rate of compensation increase	3.25%	3.25%	N/A	N/A	3.19%	3.20%
Cash balance interest credit rate	3.83%	4.21%	N/A	N/A	3.31%	3.69%
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
As of December 31, 2023, the impact of each basis point change in the discount rate on the projected benefit obligation of our pension and postretirement medical benefit plans is as follows (in millions):

	Increase (Decrease) in the Projected Benefit Obligation
	Pension Benefits	Postretirement Medical Benefits
One basis point increase in discount rate	$(62)	$(1)
One basis point decrease in discount rate	$65	$2
The Society of Actuaries ("SOA") published mortality tables and improvement scales are used in developing the best estimate of mortality for our U.S. plans. In October 2023, the SOA elected to not release a new mortality improvement scale. Based on our perspective of future longevity, we elected to maintain the MP 2021 mortality scale assumption for purposes of measuring pension and other postretirement benefit obligations.
Assumptions for the expected return on plan assets are used to determine a component of net periodic benefit cost for the year. The assumption for our U.S. plans is developed using a long-term projection of returns for each asset class. Our asset allocation targets are reviewed annually and, if necessary, updated taking into consideration plan changes, funded status and actual performance. The expected return for each asset class is a function of passive, long-term capital market assumptions and excess returns generated from active management. The capital market assumptions used are provided by independent investment advisors, while excess return assumptions are supported by historical performance, fund mandates and investment expectations. As a result of our long-term U.S. capital market assumptions and investment objectives for pension assets, the weighted-average long-term expected rate of return on assets increased from 5.90% during 2022 to 7.07% in 2023.

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
In 2021, the American Rescue Plan Act (“ARPA”) was enacted into law. The ARPA contains provisions that allow for qualifying multiemployer pension plans to apply for special financial assistance ("SFA") from the PBGC, which will be funded by the U.S. government. Following SFA approval, a qualifying multiemployer pension plan will receive a lump sum payment to enable it to continue paying unreduced pension benefits through 2051. The multiemployer plan is not obligated to repay the SFA. The ARPA is intended to prevent both the PBGC and certain financially distressed multiemployer pension plans, including the CSPF, from becoming insolvent through 2051. The CSPF submitted an application for SFA that was approved in December 2022. In January 2023, $35.8 billion was paid to the CSPF by the PBGC.
The passage of the ARPA triggered a remeasurement of the UPS/IBT Plan under ASC Topic 715. Accordingly, we remeasured the plan assets and pension benefit obligation as of March 31, 2021, which resulted in an actuarial gain of $6.4 billion, reflecting a reduction of the liability for coordinating benefits of $5.1 billion and a gain from other updated actuarial assumptions of $1.3 billion. We recorded a gain of $3.1 billion in accumulated other comprehensive income within the equity section of our consolidated balance sheet and a mark-to-market gain of $3.3 billion within Investment income and other in our statement of consolidated income during the first quarter of 2021.
We account for the potential obligation to pay coordinating benefits under ASC Topic 715, which requires us to provide a best estimate of various actuarial assumptions in measuring our pension benefit obligation at the December 31 measurement date. As of December 31, 2023, our best estimate of coordinating benefits that may be required to be paid by the UPS/IBT Plan after SFA funds have been exhausted was immaterial.
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
Other Actuarial Assumptions
Healthcare cost trends are used to project future postretirement medical benefits payable from our plans. For purposes of measuring our U.S. plan obligations as of December 31, 2023, a 7.25% annual rate of increase in postretirement medical benefit costs was assumed; the rate was assumed to decrease gradually to 4.50% by 2035 and to remain at that level thereafter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status
The following table discloses the funded status of our plans and the amounts recognized in our consolidated balance sheets as of December 31 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2023	2022	2023	2022	2023	2022
Funded Status:
Fair value of plan assets	$43,491	$42,058	$98	$215	$1,893	$1,643
Benefit obligation	(47,712)	(43,504)	(1,974)	(2,016)	(1,601)	(1,416)
Funded status	$(4,221)	$(1,446)	$(1,876)	$(1,801)	$292	$227
Funded Status Recognized in our Balance Sheet:
Other non-current assets	$—	$1,408	$—	$—	$510	$416
Other current liabilities	(26)	(24)	(123)	(7)	(7)	(6)
Pension and postretirement benefit obligations	(4,195)	(2,830)	(1,753)	(1,794)	(211)	(183)
Net asset (liability)	$(4,221)	$(1,446)	$(1,876)	$(1,801)	$292	$227
Amounts Recognized in AOCI(1):
Unrecognized net prior service cost	$(1,326)	$(734)	$(2)	$(3)	$(7)	$(8)
Unrecognized net actuarial gain (loss)	(2,097)	80	129	201	99	115
Gross unrecognized cost	(3,423)	(654)	127	198	92	107
Deferred tax assets (liabilities)	831	168	(31)	(48)	(28)	(30)
Net unrecognized cost	$(2,592)	$(486)	$96	$150	$64	$77
(1)    Accumulated Other Comprehensive Income (Loss)
The accumulated benefit obligation for our pension plans as of December 31, 2023 and 2022 was $49.2 and $44.8 billion, respectively. The accumulated benefit obligation for our postretirement medical benefit plans as of both December 31, 2023 and 2022 was $2.0 billion.
Benefit payments under the pension plans include $35 and $31 million paid from employer assets for the years ended December 31, 2023 and 2022, respectively. Benefit payments (net of participant contributions) under the postretirement medical benefit plans include $51 and $174 million paid from employer assets for the years ended December 31, 2023 and 2022, respectively. Such benefit payments from employer assets are also categorized as employer contributions.
As of December 31, 2023 and 2022, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with benefit obligations in excess of plan assets were as follows (in millions):

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2023	2022	2023	2022
U.S. Pension Benefits:
Projected benefit obligation	$47,712	$24,452	$47,712	$24,452
Accumulated benefit obligation	47,674	24,414	47,674	24,414
Fair value of plan assets	43,491	21,598	43,491	21,598
International Pension Benefits:
Projected benefit obligation	$345	$311	$315	$274
Accumulated benefit obligation	304	278	281	246
Fair value of plan assets	127	121	100	86
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

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2023	2022	2023	2022	2023	2022
Benefit Obligations:
Projected benefit obligation at beginning of year	$43,504	$61,378	$2,016	$2,592	$1,416	$2,106
Service cost	1,172	2,024	20	30	43	68
Interest cost	2,508	1,950	116	83	66	45
Gross benefits paid	(2,437)	(2,151)	(265)	(268)	(46)	(45)
Plan participants’ contributions	—	—	34	31	4	3
Plan amendments(1)	699	145	—	—	—	—
Actuarial (gain)/loss	2,266	(19,842)	53	(452)	99	(575)
Foreign currency exchange rate changes	—	—	—	—	51	(150)
Curtailments and settlements	—	—	—	—	(38)	(40)
Other	—	—	—	—	6	4
Projected benefit obligation at end of year	$47,712	$43,504	$1,974	$2,016	$1,601	$1,416

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2023	2022	2023	2022	2023	2022
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$42,058	$55,954	$215	$115	$1,643	$2,106
Actual return on plan assets	2,664	(13,657)	(8)	(15)	201	(349)
Employer contributions	1,206	1,912	122	352	65	78
Plan participants’ contributions	—	—	34	31	4	3
Gross benefits paid	(2,437)	(2,151)	(265)	(268)	(46)	(45)
Foreign currency exchange rate changes	—	—	—	—	64	(144)
Curtailments and settlements	—	—	—	—	(38)	(6)
Other	—	—	—	—	—	—
Fair value of plan assets at end of year	$43,491	$42,058	$98	$215	$1,893	$1,643
(1)    Plan amendments in 2023 and 2022 were related to collective bargaining agreements with the Teamsters and the Independent Pilots Association, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 - $2.4 billion pre-tax actuarial loss related to benefit obligations:
•Discount Rates ($2.3 billion pre-tax loss): The weighted-average discount rate for our pension and postretirement medical plans decreased from 5.77% as of December 31, 2022 to 5.40% as of December 31, 2023, primarily due to a decrease in credit spreads on AA-rated corporate bonds.
•Demographic and Assumption Changes ($0.1 billion pre-tax loss): This represents the difference between actual and estimated participant data and demographic factors, including healthcare cost trends, compensation changes, rates of termination, retirement, mortality and other changes.
2022 - $20.9 billion pre-tax actuarial gain related to benefit obligations:
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
Fair Value Measurements
Plan assets valued utilizing Level 1 inputs include equity investments, corporate debt instruments, U.S. government securities, derivatives and other instruments. Fair values were determined by closing prices for those securities traded on national stock exchanges, while securities traded in the over-the-counter market and listed securities for which no sale was reported on the valuation date are valued at the mean between the last reported bid and ask prices.
Level 2 assets include fixed income securities that are valued based on yields currently available on comparable securities of other issues with similar credit ratings; mortgage-backed securities that are valued based on cash flow and yield models using acceptable modeling and pricing conventions; certain investments that are pooled with other investments in a commingled fund; and derivatives and other instruments primarily valued using pricing models that rely on market observable inputs such as yield curves, foreign currency exchange rates and investment forward price. We value our investments in commingled funds by taking the percentage ownership of the underlying assets, each of which has a readily determinable fair value.
Fair value estimates for certain investments are based on unobservable inputs that are not corroborated by observable market data and are thus classified as Level 3.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments that do not have a readily determinable fair value, and which provide a net asset value ("NAV") or its equivalent developed consistent with FASB measurement principles, are valued using NAV as a practical expedient. These investments are not classified in Levels 1, 2, or 3 of the fair value hierarchy but instead included within the subtotals by asset category. Such investments include hedge funds, real estate investments, private debt and private equity funds. Investments in hedge funds are valued using the reported NAV as of December 31. Real estate investments, private debt and private equity funds are valued at NAV per the most recent partnership audited financial reports, and adjusted, as appropriate, for investment activity between the date of the financial reports and December 31. Due to the inherent limitations in obtaining a readily determinable fair value measurement for alternative investments, the fair values reported may differ from the values that would have been used had readily available market information for the alternative investments existed. These investments are described further below:
•Hedge Funds: Plan assets are invested in hedge funds that pursue multiple strategies to diversify risk and reduce volatility. Most of these hedge funds allow redemptions either quarterly or semi-annually after a two- to three-month notice period, while others allow for redemption after only a brief notification period with no restriction on redemption frequency. No unfunded commitments existed with respect to hedge funds as of December 31, 2023.
•Real Estate, Private Debt and Private Equity Funds: Plan assets are invested in limited partnership interests in various private equity, private debt and real estate funds. Limited provisions exist for the redemption of these interests by the limited partners that invest in these funds until the end of the term of the partnerships, typically ranging between 10 and 15 years from the date of inception. An active secondary market exists for similar partnership interests, although no particular value (discount or premium) can be guaranteed. As of December 31, 2023, unfunded commitments to such limited partnerships totaling approximately $3.3 billion are expected to be contributed over the remaining investment period, typically ranging between three and six years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. and international pension and postretirement benefit plan assets by asset category as of December 31, 2023 and 2022 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations. The tables have been updated from prior year presentation to show derivative assets and liabilities separately from other asset categories, primarily U.S. Government Securities, by type of underlying risk.

December 31, 2023	Total Assets(1)	Level 1	Level 2	Level 3	Percentage of Plan Assets	Percentage Target Allocation
Asset Category (U.S. Plans):
Cash and Cash Equivalents	$1,018	$894	$124	$—	2.3%	1-7%
Equity Securities:
U.S. Large Cap	5,732	1,457	4,275	—
U.S. Small Cap	335	335	—	—
Emerging Markets	970	733	237	—
Global Equity	62	62	—	—
International Equity	3,065	861	2,204	—
Total Equity Securities	10,164	3,448	6,716	—	23.3	15-45
Fixed Income Securities:
U.S. Government Securities	18,024	17,236	788	—
Corporate Bonds	7,041	62	6,979	—
Global Bonds	602	1	601	—
Municipal Bonds	6	—	6	—
Total Fixed Income Securities	25,673	17,299	8,374	—	58.9	30-70
Other Investments:
Hedge Funds	3,959	28	2,194	—	9.1	3-13
Private Equity	5,071	—	—	—	11.6	3-15
Private Debt	948	—	—	—	2.2	2-15
Real Estate	2,575	393	77	—	5.9	3-15
Structured Products(2)	169	—	169	—	0.4	0-5
Total Other Investments	12,722	421	2,440	—
Derivatives and Other Instruments:
Equity Risk	(136)	29	(165)	—	(0.3)
Interest Rate Risk	(5,877)	(20)	(5,857)	—	(13.5)
Other Risk(3)	25	(1)	26	—	0.1
Total Derivatives and Other Instruments	(5,988)	8	(5,996)	—
Total U.S. Plan Assets	$43,589	$22,070	$11,658	$—	100.0%
Asset Category (International Plans):
Cash and Cash Equivalents	$71	$77	$(6)	$—	3.8%	1-10
Equity Securities:
Local Markets Equity	—	—	—	—
U.S. Equity	89	—	89	—
Emerging Markets	—	—	—	—
International / Global Equity	20	20	—	—
Total Equity Securities	109	20	89	—	5.8	1-10
Fixed Income Securities:
Local Government Bonds	827	175	652	—
Corporate Bonds	424	—	424	—
Global Bonds	141	137	4	—
Total Fixed Income Securities	1,392	312	1,080	—	73.5	50-75
Other Investments:
Real Estate(1)	66	—	18	25	3.5	1-10
Other(1)	255	—	183	55	13.4	10-35
Total International Plan Assets	$1,893	$409	$1,364	$80	100.0%
Total Plan Assets	$45,482	$22,479	$13,022	$80
(1)    Includes certain investments that are measured at NAV per share (or its equivalent).
(2)    Represents mortgage and asset-backed securities.
(3)    Includes credit risk, foreign currency exchange risk and commodity risk.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022	Total Assets(1)	Level 1	Level 2	Level 3	Percentage of Plan Assets	Percentage Target Allocation
Asset Category (U.S. Plans):
Cash and Cash Equivalents	$1,235	$870	$365	$—	2.9%	1-7%
Equity Securities:
U.S. Large Cap	6,599	2,517	4,082	—
U.S. Small Cap	698	698	—	—
Emerging Markets	1,597	1,171	426	—
Global Equity	1,168	1,168	—	—
International Equity	3,555	1,663	1,892	—
Total Equity Securities	13,617	7,217	6,400	—	32.2	20-45
Fixed Income Securities:
U.S. Government Securities	15,165	14,633	532	—
Corporate Bonds	6,129	7	6,122	—
Global Bonds	670	—	670	—
Municipal Bonds	9	—	9	—
Total Fixed Income Securities	21,973	14,640	7,333	—	52.0	30-70
Other Investments:
Hedge Funds	4,364	—	2,713	—	10.3	3-13
Private Equity	5,012	—	—	—	11.9	3-15
Private Debt	829	—	—	—	2.0	1-15
Real Estate	2,415	267	69	—	5.7	3-15
Structured Products(2)	170	—	170	—	0.4	0-5
Total Other Investments	12,790	267	2,952	—
Derivative and Other Instruments:
Equity Risk Contracts	(87)	(6)	(81)	—	(0.2)
Interest Rate Risk Contracts	(7,280)	(4)	(7,276)	—	(17.2)
Other Risk(3)	25	(1)	26	—	—
Total Derivative and Other Instruments	(7,342)	(11)	(7,331)	—
Total U.S. Plan Assets	$42,273	$22,983	$9,719	$—	100.0%
Asset Category (International Plans):
Cash and Cash Equivalents	$147	$70	$77	$—	8.9%	1-10
Equity Securities:
Local Markets Equity	138	—	138	—
U.S. Equity	(3)	—	(3)	—
Emerging Markets	—	—	—	—
International / Global Equity	298	36	262	—
Total Equity Securities	433	36	397	—	26.4	20-50
Fixed Income Securities:
Local Government Bonds	91	59	32	—
Corporate Bonds	494	—	494	—
Global Bonds	119	98	21	—
Total Fixed Income Securities	704	157	547	—	42.8	35-55
Other Investments:
Real Estate(1)	95	—	48	25	5.8	1-10
Other(1)	264	—	190	52	16.1	1-30
Total International Plan Assets	$1,643	$263	$1,259	$77	100.0%
Total Plan Assets	$43,916	$23,246	$10,978	$77
(1)    Includes certain investments that are measured at NAV per share (or its equivalent).
(2)    Represents mortgage and asset-backed securities.
(3)    Includes credit risk, foreign currency exchange risk and commodity risk.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the Level 3 instruments measured on a recurring basis for the years ended December 31, 2023 and 2022 (in millions):

	Corporate Bonds	Other	Total
Balance as of January 1, 2022	$14	$74	$88
Actual Return on Assets:
Assets Held at End of Year	—	(2)	(2)
Assets Sold During the Year	(35)	—	(35)
Purchases	482	9	491
Sales	(460)	(4)	(464)
Transfers Into (Out of) Level 3	(1)	—	(1)
Balance as of December 31, 2022	$—	$77	$77
Actual Return on Assets:
Assets Held at End of Year	—	4	4
Assets Sold During the Year	2	—	2
Purchases	450	2	452
Sales	(452)	(3)	(455)
Transfers Into (Out of) Level 3	—	—	—
Balance as of December 31, 2023	$—	$80	$80
There were no shares of UPS class A or class B common stock directly held in plan assets as of December 31, 2023 or 2022.
Expected Cash Flows
Information about expected cash flows for our pension and postretirement medical benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Expected Employer Contributions:
2024 to plan trust	$1,200	$74	$37
2024 to plan participants	27	92	7
Expected Benefit Payments:
2024	$2,238	$216	$50
2025	2,371	206	55
2026	2,506	196	62
2027	2,643	187	69
2028	2,777	177	77
2029 - 2033	15,637	760	473

Our funding policy guideline for U.S. plans is to contribute amounts annually that are at least equal to the amounts required by applicable laws and regulations. International plans will be funded in accordance with local regulations. Additional discretionary contributions may be made when deemed appropriate to meet the long-term obligations of the plans. Expected benefit payments for pensions will be paid primarily from plan trusts. Expected benefit payments for postretirement medical benefits will be paid from plan trusts and corporate assets.

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
The discussion that follows sets forth the impact on our results of operations and cash flows for the years ended December 31, 2023, 2022 and 2021 from our participation in multiemployer pension plans. As part of the overall collective bargaining process for wage and benefit levels, we have agreed to contribute certain amounts to these plans during the contract period. The plans set benefit levels and are responsible for benefit delivery to participants. Future contributions to the plans are determined only through collective bargaining, and we have no additional legal or constructive obligation to increase contributions beyond the agreed-upon amounts (except potential surcharges under the Pension Protection Act of 2006 described above).
The number of employees covered by multiemployer pension plans in 2023 decreased relative to 2022 as we reduced union headcount due to the reduction in volume. The number of covered employees in 2022 was relatively flat compared to 2021. Contribution rates increased in accordance with the terms of our collective bargaining agreements. There have been no other significant changes that affect the comparability of 2023, 2022 and 2021 contributions. We recognize expense for the contractually-required contributions for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.
Status of Collective Bargaining Agreements
We have approximately 310,000 employees in the U.S. employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. These agreements were scheduled to expire on July 31, 2023. In September 2023, a new national master agreement with the Teamsters was ratified. This agreement contains wage and health and welfare benefit rate increases for our covered part-time and full-time Teamster employees.
We have approximately 10,000 employees in Canada employed under a collective bargaining agreement with the Teamsters which runs through July 31, 2025.
We have approximately 3,300 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association. This collective bargaining agreement becomes amendable September 1, 2025.
We have approximately 1,900 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2026. In addition, approximately 3,000 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under collective bargaining agreements with the International Association of Machinists and Aerospace Workers ("IAM"). The collective bargaining agreement with the IAM runs through July 31, 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multiemployer Pension Plans
The following table outlines our participation in multiemployer pension plans as of December 31, 2023, 2022 and 2021, and sets forth our calendar year contributions and accruals for each plan.
The EIN/Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number. The most recent Pension Protection Act zone status available in 2023 and 2022 relates to each plan's two most recent fiscal year ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Plans certified in the red zone are generally less than 65% funded; plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency, or are expected to have a deficiency in any of the next six plan years; plans certified in the yellow zone are less than 80% funded; and plans certified in the green zone are at least 80% funded.
The FIP / RP Status Pending / Implemented column indicates whether a financial improvement plan ("FIP") for yellow/orange zone plans, or a rehabilitation plan ("RP") for red zone plans, is either pending or has been implemented. As of December 31, 2023, all plans that have either a FIP or RP requirement have had the respective plan implemented. Our collectively-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside of the agreed-upon contractual rates are not required.
For the plans detailed in the following table, the expiration date of the associated collective bargaining agreements is July 31, 2028, with the exception of the IAM National Pension Fund / National Pension Plan, which has a July 31, 2024 associated expiration date. For all plans detailed in the following table, we provided more than 5% of the total plan contributions from all employers for 2023, 2022 and 2021, as disclosed in the annual filing with the Department of Labor for each respective plan.
Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as contributions to each of these plans are not individually material.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented		UPS Contributions and Accruals (in millions)			Surcharge Imposed
Pension Fund		2023	2022			2023	2022	2021
Alaska Teamster-Employer Pension Plan	92-6003463-024	Red	Red	Yes	Implemented	10	10	9	No
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789-001	Green	Green	No	NA	82	75	65	No
Eastern Shore Teamsters Pension Fund	52-0904953-001	Green	Green	No	NA	10	10	8	No
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850-001	Red	Red	Yes	Implemented	21	21	18	No
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424-001	Green	Red	No	NA	13	13	12	No
I.A.M. National Pension Fund / National Pension Plan	51-6031295-002	Red	Red	Yes	Implemented	50	48	48	No
International Brotherhood of Teamsters Union Local No. 710 Pension Fund	36-2377656-001	Green	Green	No	NA	196	191	180	No
Local 705, International Brotherhood of Teamsters Pension Plan	36-6492502-001	Green	Green	No	NA	138	136	131	No
Local 804 I.B.T. & Local 447 I.A.M.—UPS Multiemployer Retirement Plan	51-6117726-001	Green	Green	No	NA	143	144	135	No
Milwaukee Drivers Pension Trust Fund	39-6045229-001	Green	Green	No	NA	62	62	58	No
New England Teamsters & Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes	Implemented	234	167	145	No
New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red	Red	Yes	Implemented	139	149	147	No
Teamster Pension Fund of Philadelphia and Vicinity	23-1511735-001	Green	Green	No	NA	98	100	94	No
Teamsters Joint Council No. 83 of Virginia Pension Fund	54-6097996-001	Green	Green	No	NA	98	98	89	No
Teamsters Local 639—Employers Pension Trust	53-0237142-001	Green	Green	No	NA	84	85	80	No
Teamsters Negotiated Pension Plan	43-6196083-001	Green	Green	No	NA	49	49	45	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Plan	52-6043608-001	Green	Green	No	NA	28	30	29	No
United Parcel Service, Inc.—Local 177, I.B.T. Multiemployer Retirement Plan	13-1426500-419	Green	Green	No	NA	122	124	116	No
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	No	NA	1,254	1,310	1,260	No
Western Pennsylvania Teamsters and Employers Pension Fund	25-6029946-001	Red	Red	Yes	Implemented	46	46	40	No
All Other Multiemployer Pension Plans						76	73	78
					Total Contributions	$2,953	$2,941	$2,787
Agreement with the New England Teamsters and Trucking Industry Pension Fund
In 2012, we reached an agreement with the New England Teamsters and Trucking Industry Pension Fund ("NETTI Fund"), a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. As of December 31, 2023 and 2022, we had $813 and $821 million, respectively, recognized in Other Non-Current Liabilities and $9 and $8 million, respectively, recorded in Other current liabilities in our consolidated balance sheets, representing the remaining balance of the NETTI Fund withdrawal liability. This liability is payable in equal monthly installments over a remaining term of approximately 39 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of December 31, 2023 and 2022 was $710 and $686 million, respectively. We utilized Level 2 inputs in the fair value hierarchy to determine the fair value of this liability.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multiemployer Health and Welfare Plans
We also contribute to a number of multiemployer health and welfare plans covering both active and retired employees. Healthcare benefits are provided to participants who meet certain eligibility requirements as covered under the applicable collective bargaining unit. The following table sets forth our calendar year plan contributions and accruals. Certain plans have been aggregated in the All Other Multiemployer Health and Welfare Plans line, as the contributions to each of these plans are not individually material.

	UPS Contributions and Accruals (in millions)
Health and Welfare Fund	2023	2022	2021
Bay Area Delivery Drivers	$40	$40	$41
Central Pennsylvania Teamsters Health & Pension Fund	46	42	39
Central States, South East & South West Areas Health and Welfare Fund	3,712	3,497	3,374
Delta Health Systems—East Bay Drayage Drivers	39	39	39
Joint Council #83 Health & Welfare Fund	63	62	56
Local 401 Teamsters Health & Welfare Fund	23	22	19
Local 804 Welfare Trust Fund	131	129	123
Milwaukee Drivers Pension Trust Fund—Milwaukee Drivers Health and Welfare Trust Fund	64	62	59
New York State Teamsters Health & Hospital Fund	87	89	91
Northern California General Teamsters (DELTA)	206	211	209
Northern New England Benefit Trust	83	87	81
Oregon / Teamster Employers Trust	69	70	66
Teamsters 170 Health & Welfare Fund	21	25	24
Teamsters Benefit Trust	57	58	60
Teamsters Local 175 & 505 Health and Welfare Fund	20	20	17
Teamsters Local 191 Health Fund	29	17	17
Teamsters Local 251 Health & Insurance Plan	22	26	26
Teamsters Local 638 Health Fund	73	70	66
Teamsters Local 639—Employers Health & Pension Trust Funds	36	38	40
Teamsters Local 671 Health Services & Insurance Plan	24	25	24
Teamsters Union 25 Health Services & Insurance Plan	73	75	74
Teamsters Western Region & Local 177 Health Care Plan	1,076	1,035	980
Truck Drivers and Helpers Local 355 Baltimore Area Health & Welfare Fund	23	23	23
Utah-Idaho Teamsters Security Fund	54	54	52
Washington Teamsters Welfare Trust	88	88	83
All Other Multiemployer Health and Welfare Plans	109	129	130
Total Contributions	$6,268	$6,033	$5,813

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
Balance as of January 1, 2022	$847	$403	$2,442	$3,692
Acquired	—	105	491	596
Currency / Other	—	(16)	(49)	(65)
Balance as of December 31, 2022	$847	$492	$2,884	$4,223
Acquired	—	4	723	727
Impairments	—	—	(125)	(125)
Currency / Other	—	7	40	47
Balance as of December 31, 2023	$847	$503	$3,522	$4,872
2023 Goodwill Activity
Goodwill acquired during 2023 was primarily associated with our acquisitions of MNX Global Logistics and Happy Returns, which are both reported within Supply Chain Solutions. It also reflects the 2023 completion of purchase accounting allocations from our 2022 acquisition of Bomi Group and other immaterial transactions completed during 2023. See note 8 for further discussion of business acquisitions.
As described in more detail below, during 2023 we recorded non-cash goodwill impairment charges of $125 million, comprised of: $56 million related to our Roadie reporting unit, $61 million related to our Delivery Solutions reporting unit, which represented all of the goodwill associated with that reporting unit, and an immaterial charge resulting from the closure of a trade management services business within Supply Chain Solutions.
The remaining changes were due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
2022 Goodwill Activity
Goodwill acquired during 2022 was primarily associated with our acquisitions of Delivery Solutions and Bomi Group. Goodwill associated with Delivery Solutions was reported in Supply Chain Solutions as of December 31, 2022. Goodwill associated with Bomi Group is reported in International Package and Supply Chain Solutions.
The remaining changes were due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
Goodwill Impairment
We complete our annual goodwill impairment test as of July 1 on a reporting unit basis. In developing our valuation assumptions underlying the annual impairment test in 2023, we determined that the cost of capital for our Roadie and Delivery Solutions reporting units had increased, driven by increases in the risk-free interest rate and volatility of the stock prices of market comparables. The results of our annual test using these assumptions indicated that the carrying values of our Roadie and Delivery Solutions reporting units exceeded their estimated fair values and as a result, we recorded the impairment charges described above.
In addition to our annual impairment test, we are also required to conduct interim impairment tests when changes in circumstances indicate an impairment may have occurred between annual tests. In connection with matters resulting in the Coyote trade name impairment discussed below, we performed an interim test of the goodwill associated with our Coyote reporting unit as of December 31, 2023. While this interim test did not indicate an impairment, we continue to monitor this reporting unit and may be required to perform additional interim tests in future periods as facts and circumstances evolve.
Within our consolidated goodwill balance of $4.9 billion as of December 31, 2023, approximately $0.9 billion was represented by certain reporting units within Supply Chain Solutions, including Coyote and Roadie, that had a limited excess of fair value as of the most recent valuation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We did not record any goodwill impairment charges for the years ended December 31, 2022 or 2021. Cumulatively, we have recorded $1.2 billion of goodwill impairment charges in Supply Chain Solutions, while our International and U.S. Domestic Package segments have not recorded any goodwill impairment charges.
Intangible Assets
The following is a summary of intangible assets as of December 31, 2023 and 2022 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
December 31, 2023
Capitalized software	$5,839	$(3,900)	$1,939	6.8
Licenses	30	(7)	23	4.1
Franchise rights	291	(49)	242	20.0
Customer relationships	1,115	(516)	599	12.2
Trade name	172	(30)	142	8.1
Trademarks, patents and other	320	(53)	267	8.8
Amortizable intangible assets	$7,767	$(4,555)	$3,212	8.2
Indefinite-lived intangible assets	93	—	93
Total Intangible Assets	$7,860	$(4,555)	$3,305
December 31, 2022
Capitalized software	$5,186	$(3,500)	$1,686
Licenses	55	(30)	25
Franchise rights	226	(37)	189
Customer relationships	872	(453)	419
Trade name	125	(8)	117
Trademarks, patents and other	183	(27)	156
Amortizable intangible assets	$6,647	$(4,055)	$2,592
Indefinite-lived intangible assets	204	—	204
Total Intangible Assets	$6,851	$(4,055)	$2,796
A trade name and licenses with carrying values of $89 and $4 million, respectively, as of December 31, 2023 are deemed to be indefinite-lived intangible assets, and therefore are not amortized. These assets are reported within Supply Chain Solutions. Impairment tests for indefinite-lived intangible assets are performed annually, or more frequently if required. Our annual test as of July 1 indicated that the fair value of the Coyote trade name was in excess of its carrying value, although the excess was less than 10 percent.
Since the July 1 testing date, our truckload brokerage business continued to be negatively impacted by market conditions, which resulted in revenue declines. In response, during the fourth quarter of 2023, we began to evaluate strategic alternatives for this business. As a result, we tested the Coyote trade name for impairment as of December 31, 2023, using forecasts that reflected updated market conditions and our evaluation of strategic alternatives related to this business. We concluded that the carrying value of the trade name exceeded its estimated fair value and recorded an impairment charge of $111 million within Other expenses in our statement of consolidated income. The revised carrying value of this trade name as of December 31, 2023 was $89 million. The trade name continues to be indefinite-lived.
All of our other recorded intangible assets are deemed to be finite-lived and are amortized over their estimated useful lives. Impairment tests for these assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. Additionally, a decision to sell or abandon an intangible asset before the end of its useful life may result in an impairment charge. Impairments of finite-lived intangible assets were $8, $17 and $19 million in 2023, 2022, and 2021, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of intangible assets was $597, $525 and $475 million in each of 2023, 2022 and 2021, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2023 for the next five years is as follows (in millions): 2024—$685; 2025—$588; 2026—$482; 2027—$401; 2028—$306. Amortization expense in future periods will be affected by business acquisitions and divestitures, software development, licensing agreements, purchases of development areas or similar franchise rights and other factors.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. ACQUISITIONS
In November 2023, we acquired Happy Returns, a technology-focused company that provides innovative end-to-end returns services, and MNX Global Logistics, a global time-critical and temperature-sensitive logistics provider. These businesses are reported within Supply Chain Solutions. The impact of these acquisitions to our consolidated revenue and net income in 2023 was not material.
During 2023, we also acquired franchise development areas for The UPS Store, which are recorded as intangible assets within Supply Chain Solutions. Other acquisitions completed within International Package and Supply Chain Solutions during the period were immaterial.
The aggregate purchase price for acquisitions in 2023 was approximately $1.3 billion, net of cash acquired. Acquisitions were funded using cash from operations.
The estimated fair values of assets acquired and liabilities assumed are subject to change based on completion of our purchase accounting. Certain areas, including the fair value of equity method investments included within Other Non-Current Assets and our estimates of tax positions, are preliminary as of December 31, 2023. The preliminary purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition dates (in millions):

2023
Cash and cash equivalents	$18
Accounts receivable	62
Other current assets	11
Property, Plant and Equipment	20
Operating Lease Right-Of-Use Assets	17
Goodwill	742
Intangible Assets(1)	550
Other Non-Current Assets	49
Accounts Payable and other current liabilities	(65)
Non-Current Operating Leases	(11)
Deferred Income Tax Liabilities	(46)
Total purchase price	$1,347
(1)    Includes $64 million for acquisitions of development areas for The UPS Store.
Goodwill recognized upon acquisition of approximately $742 million is attributable to expected synergies from future growth. We assigned $738 million of goodwill to Supply Chain Solutions and $4 million to our International Package segment. A portion of the goodwill acquired is expected to be deductible for income tax purposes.
Intangible assets acquired of approximately $550 million consist of $249 million of customer relationships (amortized over a weighted average of 15 years), $64 million of franchise rights (amortized over 20 years), $165 million of developed technology and software (amortized over a weighted average of 11 years), $45 million of trade names (amortized over a weighted average of 9 years) and $27 million of other intangible assets (amortized over a weighted average of 3 years). The carrying value of accounts receivable approximates fair value.
Acquisition-related costs in 2023 were approximately $12 million. These were expensed as incurred and included in Other expenses within our statement of consolidated income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2022, we acquired Delivery Solutions, a digital platform that optimizes customer deliveries across multiple networks and provides real-time customer tracking and notifications. We also acquired Bomi Group to accelerate our growth in healthcare logistics by expanding our international presence and increasing our cold chain capabilities in major European and Latin American markets. Delivery Solutions and Bomi Group are both reported within Supply Chain Solutions.
During 2022, we also acquired development areas for The UPS Store, which are recorded as intangible assets within Supply Chain Solutions.
The aggregate purchase price for acquisitions in 2022 was approximately $755 million, net of cash acquired. Acquisitions were funded using cash from operations.
The following table summarizes the final purchase price allocation (in millions):

2022
Cash and cash equivalents	$29
Accounts receivable	86
Other current assets	17
Property, Plant and Equipment	63
Operating Lease Right-Of-Use Assets	111
Goodwill	581
Intangible Assets(1)	381
Accounts Payable and other current liabilities	(150)
Non-Current Operating Leases	(85)
Long-Term Debt and Finance Leases	(183)
Deferred Income Tax Liabilities	(66)
Total purchase price	$784
(1)    Includes $113 million for acquisitions of development areas for The UPS Store.
Goodwill recognized of approximately $581 million, including immaterial measurement period adjustments, was attributable to expected synergies from future growth, including synergies in our International Package segment. We allocated $105 and $476 million of goodwill to reporting units within International Package and Supply Chain Solutions, respectively. Deductible goodwill for income tax purposes was not material.
Intangible assets acquired of approximately $381 million consisted of $177 million of customer relationships (amortized over a weighted average of 15 years), $113 million of franchise rights (amortized over 20 years), $70 million of trade names (amortized over a weighted average of 5 years), $14 million of technology (amortized over a weighted average of 6 years) and $7 million in other intangibles (amortized over a weighted average of 5 years). The carrying value of accounts receivable approximated fair value.
Acquisition-related costs in 2022 were approximately $25 million. These were expensed as incurred and included in Other expenses within the statement of consolidated income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2021, we acquired Roadie, a technology platform that provides local same-day delivery with operations throughout the United States. The Roadie technology platform is purpose-built to connect merchants and consumers with contract drivers to enable efficient and scalable same-day local delivery services for items that are not compatible with the UPS network. The acquisition was funded using cash from operations. We report Roadie within Supply Chain Solutions.
The following table summarizes the final purchase price allocation (in millions):

2021
Cash and cash equivalents	$12
Accounts receivable	15
Goodwill	375
Intangible Assets	231
Deferred Income Tax Liabilities	(47)
Total purchase price	$586
Goodwill recognized of approximately $375 million was attributable to expected synergies from future growth, including synergies in our U.S. Domestic Package segment. We allocated $243 and $132 million of the recognized goodwill to Supply Chain Solutions and U.S. Domestic Package, respectively. None of the goodwill is deductible for income tax purposes.
Intangible assets acquired of approximately $231 million primarily consisted of $145 million of technology (amortized over 8 years), $67 million of trade name (amortized over 10 years) and $19 million in other intangibles (amortized over an average of 8 years). The carrying value of accounts receivable approximated fair value.
Acquisition-related costs were not material, and were expensed as incurred and included in Other expenses within our statement of consolidated income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations, as of December 31, 2023 and 2022 consists of the following (in millions):

	Principal		Carrying Value
	Amount	Maturity	2023	2022
Commercial paper	$2,195	2024	$2,172	$—
Fixed-rate senior notes:
2.500% senior notes	—	2023	—	999
2.800% senior notes	500	2024	499	499
2.200% senior notes	400	2024	400	399
3.900% senior notes	1,000	2025	999	997
2.400% senior notes	500	2026	499	499
3.050% senior notes	1,000	2027	996	995
3.400% senior notes	750	2029	747	747
2.500% senior notes	400	2029	398	397
4.450% senior notes	750	2030	745	744
4.875% senior notes	900	2033	894	—
6.200% senior notes	1,500	2038	1,485	1,485
5.200% senior notes	500	2040	494	494
4.875% senior notes	500	2040	491	491
3.625% senior notes	375	2042	369	369
3.400% senior notes	500	2046	492	492
3.750% senior notes	1,150	2047	1,138	1,137
4.250% senior notes	750	2049	743	743
3.400% senior notes	700	2049	689	688
5.300% senior notes	1,250	2050	1,232	1,231
5.050% senior notes	1,100	2053	1,083	—
Floating-rate senior notes:
Floating-rate senior notes	—	2023	—	500
Floating-rate senior notes	1,562	2049-2073	1,545	1,027
Debentures:
7.620% debentures	276	2030	280	280
Pound Sterling Notes:
5.500% notes	85	2031	84	79
5.125% notes	579	2050	550	521
Euro Senior Notes:
0.375% senior notes	—	2023	—	745
1.625% senior notes	775	2025	774	744
1.000% senior notes	554	2028	551	531
1.500% senior notes	554	2032	551	530
Canadian senior notes:
2.125% senior notes	567	2024	566	553
Finance lease obligations (see note 11)	472	2024 – 2046	472	390
Facility notes and bonds	320	2029 – 2045	320	320
Other debt	6	2024 – 2025	6	36
Total debt	$22,470		22,264	19,662
Less: current maturities			(3,348)	(2,341)
Long-term debt			$18,916	$17,321

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. As of December 31, 2023, we had $2.2 billion outstanding under our U.S. commercial paper program with an average interest rate of 5.45%. The entire balance was classified as a current liability in our consolidated balance sheet as of December 31, 2023. There was no commercial paper outstanding as of December 31, 2022. The amount of commercial paper outstanding under these programs in 2024 is expected to fluctuate.
Debt Classification
As of December 31, 2023, we continued to classify our 2.200% senior notes with a principal balance of $400 million that mature in September 2024 as long-term debt in our consolidated balance sheet based on our intent and ability to refinance the debt.
Debt Repayments
On April 1, 2023, our 2.500% senior notes with a principal balance of $1.0 billion and our floating-rate senior notes with a principal balance of $500 million matured and were repaid in full. On November 15, 2023, our 0.375% Euro senior notes with a principal balance of €700 million ($749 million) matured and were repaid in full. Additionally, during 2023, we repaid $23 million of debt assumed in the Bomi Group acquisition.
Debt Issuances
On February 23, 2023, we issued two series of notes in the principal amounts of $900 million and $1.1 billion. These notes bear interest at 4.875% and 5.050%, respectively, and mature on March 3, 2033, and March 3, 2053, respectively. Interest on the notes is payable semi-annually, beginning September 2023. Each series of notes is callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of scheduled payments of principal and interest, plus accrued and unpaid interest.
On March 7, 2023, we issued floating rate senior notes with a principal balance of $529 million. These notes bear interest at a rate equal to the compounded Secured Overnight Financing Rate ("SOFR") less 0.350% per year and mature on March 15, 2073. Interest on the notes is payable quarterly, beginning June 2023. These notes are callable at various times after 30 years at a stated percentage of par value and are redeemable at the option of the note holders at various times after one year at a stated percentage of par value.
Fixed-Rate Senior Notes
All of our fixed-rate notes pay interest semi-annually and allow for redemption by us at any time by paying the greater of the principal amount or a "make-whole" amount, plus accrued interest. We subsequently entered into interest rate swaps on certain of these notes, which effectively converted the fixed interest rates on the notes to variable interest rates. The average interest rates payable on the notes where fixed interest rates were swapped to variable interest rates, including the impact of the interest rate swaps, for the years ended December 31, 2023 and 2022 were as follows:

	Principal		Average Effective Interest Rate
	Value	Maturity	2023	2022
2.450% senior notes	1,000	2022	—%	1.75%
There were no outstanding interest rate swaps as of December 31, 2023.
Reference Rate Reform
Our floating-rate senior notes that mature between 2049 and 2067 initially bore interest at rates that referenced the London Interbank Offer Rate ("LIBOR") for U.S. Dollars. As part of a broader program of reference rate reform, U.S. Dollar LIBOR rates ceased to be published after June 2023. Beginning July 1, 2023, we transitioned these notes to an alternative reference rate, SOFR, which was adopted in accordance with recommendations of the Alternative Reference Rates Committee.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Floating-Rate Senior Notes
We had floating-rate senior notes in the principal amounts of $500 and $400 million that matured in 2023 and 2022, and bore interest at three-month LIBOR plus spreads of 45 and 38 basis points, respectively. The average interest rate on these notes for 2023 and 2022 was 5.32% and 1.93%, respectively.
Our outstanding floating-rate senior notes with principal amounts totaling $1.6 billion bear interest at either thirty-day, ninety-day or compounded SOFR, less a spread ranging from 4 to 35 basis points. These notes have maturities ranging from 2049 through 2073. Interest is payable monthly for notes maturing through 2053 and quarterly for notes maturing from 2064 through 2073.
The average interest rate on the outstanding floating-rate senior notes for 2023 and 2022 was 4.75% and 1.44%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and redeemable at the option of the note holders at various times after one year at a stated percentage of par value. We have classified these floating-rate senior notes as long-term liabilities in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.
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
•Notes with a principal amount of €500 million accrue interest at a fixed rate of 1.00% and are due in November 2028. Interest is payable annually. These notes are callable at our option at a redemption price equal to the greater of the principal amount, or the present value of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark comparable German government bond yield plus 15 basis points, plus accrued interest.
•Notes with a principal amount of €500 million accrue interest at a fixed rate of 1.50% and are due in November 2032. Interest is payable annually. The notes are callable at our option at a redemption price equal to the greater of the principal amount, or the present value of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption at a benchmark comparable government bond yield plus 20 basis points, plus accrued interest.

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
Facility Notes and Bonds
We have entered into agreements with certain municipalities or related entities to finance the construction of, or improvements to, facilities that support our operations in the United States. These facilities are located around airport properties in Louisville, Kentucky; Dallas, Texas; and Philadelphia, Pennsylvania. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by these entities, as follows:
•Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, Kentucky. The bonds are due in January 2029 and bear interest at a variable rate that is payable monthly. The average interest rates for 2023 and 2022 were 3.31% and 0.16%, respectively.
•Bonds with a principal balance of $42 million issued by the Louisville Regional Airport Authority associated with our airfreight facility in Louisville, Kentucky. The bonds are due in November 2036 and bear interest at a variable rate that is payable monthly. The average interest rates for 2023 and 2022 were 3.29% and 1.08%, respectively.
•Bonds with a principal balance of $29 million issued by the Dallas/Fort Worth International Airport Facility Improvement Corporation associated with our Dallas, Texas airport facilities. The bonds are due in May 2032 and bear interest at a variable rate that is payable quarterly. The variable cash flows on this obligation were swapped to a fixed rate of 5.11% until July 2023, when the interest rate swap was terminated. The average interest rate for 2023 was 4.42%.
•Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, Pennsylvania airport facilities. These bonds are due in September 2045 and bear interest at a variable rate that is payable monthly. The average interest rates for 2023 and 2022 were 3.26% and 1.03%, respectively.
Contractual Commitments
The following table sets forth the aggregate annual principal payments on our long-term debt and our projected aggregate annual purchase commitments (in millions):

Year	Debt Principal	Purchase Commitments (1)
2024	$3,668	$1,873
2025	1,775	1,177
2026	500	457
2027	1,000	39
2028	554	26
After 2028	14,501	8
Total	$21,998	$3,580
(1)    Purchase commitments include estimates of future amounts yet to be recognized in our financial statements.
Purchase commitments represent contractual agreements for capital expenditures that are legally binding, including contracts for aircraft, vehicles and facility construction projects.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sources of Credit
Letters of Credit
As of December 31, 2023, we had outstanding letters of credit totaling approximately $1.9 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances and, as of December 31, 2023, we had $1.6 billion of surety bonds written.
Revolving Credit Facilities
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion and expires on December 3, 2024. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of December 31, 2023 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one month interest period plus 1.00%, may be used at our discretion.
The second agreement provides revolving credit facilities of $2.0 billion and expires on December 7, 2026. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of December 31, 2023 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; and (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.
If the credit ratings established by Standard & Poor's and Moody’s differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate. There were no amounts outstanding under our revolving credit facilities as of December 31, 2023.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of December 31, 2023 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2023, 10% of net tangible assets is equivalent to $4.5 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $22.1 and $18.2 billion as of December 31, 2023 and 2022, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. LEGAL PROCEEDINGS AND CONTINGENCIES
We are involved in a number of judicial proceedings and other matters arising from the conduct of our business.
Although there can be no assurances as to the ultimate outcome, we have generally denied, or believe we have meritorious defenses and will deny, liability in pending matters, including (except as may be otherwise noted herein) the matters described below, and we intend to vigorously defend each matter. We accrue amounts associated with judicial proceedings and other contingencies when and to the extent a loss becomes probable and can be reasonably estimated. The actual costs of resolving legal proceedings may be substantially higher or lower than the amounts accrued on those claims.
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
In July 2023, Baker v. United Parcel Service, Inc. (DE) and United Parcel Service, Inc. (OH) was certified as a class action in federal court in the Eastern District of Washington. The plaintiff in this matter alleges that UPS violated the Uniformed Services Employment and Reemployment Rights Act. We are vigorously defending ourselves in this matter and believe that we have a number of meritorious defenses, and there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
Other Matters
We are a party to various other matters that arose in the normal course of business. These include disputes with government authorities in various jurisdictions over the imposition of duties, fines, taxes and assessments from time to time. We are vigorously defending ourselves and believe that we have a number of meritorious defenses in these disputes. There are also unresolved questions of law that could be important to the ultimate resolution of these disputes. Accordingly, we are not able to estimate a possible loss or range of loss that may result from these disputes or to determine whether such loss, if any, would have a material impact on our financial condition, results of operations or liquidity.
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
We do not believe that the eventual resolution of any other matters (either individually or in the aggregate), including any reasonably possible losses in excess of current accruals, will have a material impact on our operations or financial condition.

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
The components of lease expense for the years ended December 31, 2023, 2022 and 2021 were as follows (in millions):

	2023	2022	2021
Operating lease costs	$860	$736	$729
Finance lease costs:
Amortization of assets	$119	$112	$97
Interest on lease liabilities	18	14	14
Total finance lease costs	137	126	111
Variable lease costs	279	270	246
Short-term lease costs	1,166	1,499	1,510
Total lease costs(1)	$2,442	$2,631	$2,596
(1)    This table excludes sublease income for all periods presented as it was not material.
In addition to the lease costs disclosed in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. There were no material impairments recognized for the years ended December 31, 2023, 2022 or 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to leases and location within our consolidated balance sheets as of December 31, 2023 and 2022 are as follows (in millions, except lease term and discount rate):

	2023	2022
Operating Leases:
Operating lease right-of-use assets	$4,308	$3,755

Current maturities of operating leases	$709	$621
Non-current operating leases	3,756	3,238
Total operating lease obligations	$4,465	$3,859

Finance Leases:
Property, plant and equipment, net	$856	$959

Current maturities of long-term debt, commercial paper and finance leases	$104	$92
Long-term debt and finance leases	368	298
Total finance lease obligations	$472	$390

Weighted average remaining lease term (in years):
Operating leases	10.8	10.8
Finance leases	7.4	8.4

Weighted average discount rate:
Operating leases	3.20%	2.32%
Finance leases	3.88%	3.17%
Supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 is as follows (in millions):

	2023	2022
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$835	$705
Operating cash flows from finance leases	17	14
Financing cash flows from finance leases	126	149

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,278	$879
Finance leases	$209	$122

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future payments for lease obligations as of December 31, 2023 are as follows (in millions):

	Finance Leases	Operating Leases
2024	$119	$819
2025	96	764
2026	70	657
2027	45	561
2028	40	415
Thereafter	185	2,106
Total lease payments	555	5,322
Less: Imputed interest	(83)	(857)
Total lease obligations	472	4,465
Less: Current obligations	(104)	(709)
Long-term lease obligations	$368	$3,756
As of December 31, 2023, we had additional leases which have not commenced of $835 million. These leases will commence between 2024 and 2025 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Minority Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "UPS". Class A and B shares both have a $0.01 par value, and as of December 31, 2023, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of December 31, 2023, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interests accounts for the years ended December 31, 2023, 2022 and 2021 (in millions, except per share amounts):

	2023		2022		2021
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of year	134	$2	138	$2	147	$2
Stock award plans	5	—	5	—	6	—
Common stock issuances	2	—	3	—	2	—
Conversions of class A to class B common stock	(14)	—	(12)	—	(17)	—
Class A shares issued at end of year	127	$2	134	$2	138	$2
Class B Common Stock:
Balance at beginning of year	725	$7	732	$7	718	$7
Common stock purchases	(13)	—	(19)	—	(3)	—
Conversions of class A to class B common stock	14	—	12	—	17	—
Class B shares issued at end of year	726	$7	725	$7	732	$7
Additional Paid-In Capital:
Balance at beginning of year		$—		$1,343		$865
Stock award plans		425		624		574
Common stock purchases		(882)		(2,462)		(500)
Common stock issuances		467		495		404
Other (1)		(10)		—		—
Balance at end of year		$—		$—		$1,343
Retained Earnings:
Balance at beginning of year		$21,326		$16,179		$6,896
Net income attributable to controlling interests		6,708		11,548		12,890
Dividends ($6.48, $6.08 and $4.08 per share) (2)		(5,611)		(5,363)		(3,604)
Common stock purchases		(1,368)		(1,038)		—
Other		—		—		(3)
Balance at end of year		$21,055		$21,326		$16,179
Non-Controlling Interests:
Balance at beginning of year		$17		$16		$12
Change in non-controlling interests		(9)		1		4
Balance at end of year		$8		$17		$16
(1)    Includes a 1% excise tax applicable to share repurchases.
(2)    The dividend per share amount is the same for both class A and class B common stock. Dividends include $239, $249 and $167 million for 2023, 2022 and 2021, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We repurchased 12.8, 19.0 and 2.6 million shares of class B common stock for $2.3, $3.5 and $0.5 billion during the years ended December 31, 2023, 2022 and 2021, respectively. These repurchases were completed as follows:
•In August 2021, the Board of Directors authorized the company to repurchase up to $5.0 billion of class A and class B common stock (the "2021 Authorization"). The share repurchases discussed above for the years ended December 31, 2022 and 2021, were completed under this authorization. For the year ended December 31, 2023, we repurchased 0.5 million shares of class B common stock for $82 million under this authorization.
•In January 2023, the Board of Directors terminated the 2021 Authorization and approved a new share repurchase authorization for $5.0 billion of class A and class B common stock (the "2023 Authorization"). For the year ended December 31, 2023, we repurchased 12.3 million shares for $2.2 billion under the 2023 Authorization. As of December 31, 2023, we had $2.8 billion available under this repurchase authorization.
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
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 is as follows (in millions):

	2023	2022	2021
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of year	$(1,446)	$(1,162)	$(981)
Translation adjustment (net of tax effect of $(15), $(17) and $42)	190	(315)	(181)
Reclassification to earnings (net of tax effect of $0, $2 and $0)	8	31	—
Balance at end of year	$(1,248)	$(1,446)	$(1,162)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of year	$(11)	$(1)	$6
Current period changes in fair value (net of tax effect of $2, $(3) and $0)	7	(12)	(2)
Reclassification to earnings (net of tax effect of $1, $1 and $0)	2	2	(5)
Balance at end of year	$(2)	$(11)	$(1)
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of year	$167	$(17)	$(223)
Current period changes in fair value (net of tax effect of $(28), $128 and $82)	(89)	407	261
Reclassification to earnings (net of tax effect of $(48), $(70) and $(17))	(154)	(223)	(55)
Balance at end of year	$(76)	$167	$(17)
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of year	$(259)	$(2,098)	$(5,915)
Net actuarial gain (loss) and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $(793), $810 and $1,956)	(2,530)	2,576	6,195
Reclassification to earnings (net of tax effect of $111, $(230) and $(749))	357	(737)	(2,378)
Balance at end of year	$(2,432)	$(259)	$(2,098)
Accumulated other comprehensive income (loss) at end of year	$(3,758)	$(1,549)	$(3,278)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from accumulated other comprehensive income (loss) to the statements of consolidated income for the years ended December 31, 2023, 2022 and 2021 is as follows (in millions):

	Amount Reclassified from AOCI			Affected Line Item in the Income Statement
	2023	2022	2021
Unrealized Gain (Loss) on Foreign Currency Translation:
Realized gain (loss) on business wind-down	$(8)	$(33)	$—	Other expenses
Income tax (expense) benefit	—	2	—	Income tax expense
Impact on net income	$(8)	$(31)	$—	Net income
Unrealized Gain (Loss) on Marketable Securities:
Realized gain (loss) on sale of securities	$(3)	$(3)	$5	Investment income and other
Income tax (expense) benefit	1	1	—	Income tax expense
Impact on net income	$(2)	$(2)	$5	Net income
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	$(10)	$(10)	$(11)	Interest expense
Foreign currency exchange contracts	213	304	83	Revenue
Foreign currency exchange contracts	(1)	(1)	—	Investment income and other
Income tax (expense) benefit	(48)	(70)	(17)	Income tax expense
Impact on net income	$154	$223	$55	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	$(109)	$(94)	$(148)	Investment income and other
Prior service credit for divested business	—	—	69	Other expenses
Plan amendments for divested business	—	—	(66)	Other expenses
Remeasurement of benefit obligation	(351)	1,027	3,272	Investment income and other
Curtailments and settlements of benefit obligations	(8)	34	—	Investment income and other
Income tax (expense) benefit	111	(230)	(749)	Income tax expense
Impact on net income	$(357)	$737	$2,378	Net income
Total amount reclassified for the year	$(213)	$927	$2,438	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock
We maintain a deferred compensation plan whereby certain employees were previously able to elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as a deferred compensation obligation within Shareowners’ Equity in our consolidated balance sheets. The number of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations. Employees are generally no longer able to defer the gains from stock options exercised.
Activity in the deferred compensation program for the years ended December 31, 2023, 2022 and 2021 was as follows (in millions):

	2023		2022		2021
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of year		$13		$16		$20
Reinvested dividends		—		2		1
Benefit payments		(4)		(5)		(5)
Balance at end of year		$9		$13		$16
Treasury Stock:
Balance at beginning of year	—	$(13)	—	$(16)	—	$(20)
Reinvested dividends	—	—	—	(2)	—	(1)
Benefit payments	—	4	—	5	—	5
Balance at end of year	—	$(9)	—	$(13)	—	$(16)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. STOCK-BASED COMPENSATION
In 2021, our shareholders approved our 2021 Omnibus Incentive Compensation Plan (the "Plan") under which we are authorized to issue non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock units ("RSUs"), and restricted performance shares and performance units ("RPUs", collectively with RSUs, "Restricted Units") underlying 25 million shares. Each award issued in the form of Restricted Units, stock options and other permitted awards reduces the share reserve by one share. We had 10 million shares available to be issued under the Plan as of December 31, 2023.
Our primary equity compensation programs are the UPS Long-Term Incentive Performance Award program (the "LTIP") and the UPS Stock Option program. We also grant Restricted Units to our Board of Directors (the "Board") as a component of their annual compensation and, from time to time, to individual employees as a retention mechanism. Beginning in 2023, awards earned under the UPS Management Incentive Award Program (the "MIP") are fully electable, at the option of the recipient, in the form of cash or unrestricted shares of class A common stock. The total expense recognized in our statements of consolidated income under all stock compensation programs during 2023, 2022 and 2021 was $0.2, $1.6 and $0.9 billion, respectively. The associated income tax benefit recognized in our statements of consolidated income during 2023, 2022 and 2021 was $42, $451 and $301 million, respectively. The cash income tax benefit received from the exercise of stock options and conversion of Restricted Units to class A shares during 2023, 2022 and 2021 was $201, $352 and $278 million, respectively.
Management Incentive Award Program
Non-executive management eligibility under the MIP is determined annually by the executive officers of UPS. Executive officer eligibility is determined annually by the Compensation and Human Capital Committee of the Board (the "Compensation Committee"). Prior to 2023, MIP awards were generally paid in one-half to two-thirds RPUs, depending upon the recipient's level of seniority. The remainder of the award was electable in the form of cash or unrestricted shares of class A common stock, and was fully vested at the time of grant. Upon conversion, RPUs resulted in the issuance of an equivalent number of shares of class A common stock after required tax withholdings.
MIP RPUs granted between 2019 and prior to 2022, vested over one year following the grant date conditioned upon continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurred). The grant value was expensed on a straight-line basis (less estimated forfeitures) over the requisite service period (except in the case of death, disability or retirement, in which case immediate expensing occurred). MIP RPUs granted prior to 2019 vested over a five-year period with approximately 20% of the award vesting and converting to class A common stock each anniversary of the grant date. As of December 31, 2023, all outstanding MIP RPUs had fully vested.
During 2022, the Compensation Committee amended and restated the terms and conditions governing 2022 MIP RPUs to provide that such awards would fully vest as of December 31, 2022. The elimination of a future service requirement for this award resulted in the recognition of an additional $505 million of stock compensation expense in 2022, of which approximately $431 million was recorded in U.S. Domestic Package. In 2022, this award was classified as a compensation obligation and recorded in Accrued wages and withholdings in our consolidated balance sheet. In 2023, the Compensation Committee approved the 2022 MIP awards and the compensation obligation was relieved. The RPUs granted were recorded as additional paid-in capital on the measurement date.
Dividends earned on Restricted Units are reinvested in additional Restricted Units at each dividend payable date until conversion to class A shares occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the change in non-vested Restricted Units under our equity compensation programs other than the LTIP (defined below) in 2023:

	Restricted Units (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2023	3,106	$221.97
Vested	(5,965)	204.63
Granted	2,816	185.66
Reinvested Dividends	120	N/A
Forfeited / Expired	(19)	220.60
Non-vested as of December 31, 2023	58	$176.68
The fair value of these Restricted Units is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of Restricted Units, other than awards granted under the LTIP, which are discussed below, granted during 2023, 2022 and 2021 was $185.66, $223.72 and $165.27, respectively. The total fair value of these RPUs vested was $1.1, $0.9 and $0.7 billion in 2023, 2022 and 2021, respectively. During 2023, all outstanding MIP Restricted Units fully vested. As of December 31, 2023, there was $7 million of total unrecognized compensation cost related to non-vested Restricted Units, other than awards granted under the LTIP, which are discussed below. That cost is expected to be recognized over a weighted-average period of two years and two months.
Long-Term Incentive Performance Award Program ("LTIP")
LTIP RPUs vest at the end of a three-year performance period, assuming continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The number of RPUs earned is based on achievement of performance targets established on the grant date.
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
For LTIP awards with a performance period ending in 2022 or later, the performance targets are equally weighted between adjusted earnings per share and adjusted cumulative free cash flow. The final number of RPUs earned will then be subject to adjustment based on RTSR relative to the Standard & Poor's 500 Index. We determine the grant date fair value of these RPUs using a Monte Carlo model and recognize compensation expense (less estimated forfeitures) ratably over the vesting period, based on the number of awards expected to be earned.
The weighted-average assumptions used in our Monte Carlo models for each award year were as follows:

	2023	2022	2021
Risk-free interest rate	3.89%	2.35%	0.19%
Expected volatility	30.23%	31.92%	30.70%
Weighted-average fair value of units granted	$198.78	$227.00	$168.05
Share payout	107.72%	107.37%	102.39%
There is no expected dividend yield as units earn dividend equivalents.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows LTIP RPU activity during the year ended December 31, 2023:

	RPUs (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2023	1,243	$197.17
Vested	(661)	172.39
Granted	760	198.78
Reinvested Dividends	69	N/A
Forfeited / Expired	(143)	205.74
Non-vested as of December 31, 2023	1,268	$210.04
The fair value of each LTIP RPU is based on the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of LTIP RPUs granted during 2023, 2022 and 2021 was $198.78, $227.00 and $168.10, respectively. The total fair value of LTIP RPUs vested during 2023, 2022 and 2021was $111, $239 and $160 million, respectively. As of December 31, 2023, there was $150 million of total unrecognized compensation cost related to non-vested LTIP RPUs. That cost is expected to be recognized over a weighted-average period of one year and nine months.
Non-qualified Stock Options
Stock options may be granted under the Plan, and must have an exercise price at least equal to the NYSE closing price of UPS class B common stock on the date the option is granted.
We grant non-qualified stock options to a limited group of eligible senior management employees annually, in which the value granted is determined as a percentage of salary. Stock option grants vest over a five-year period with approximately 20% of the award vesting at each anniversary of the grant date (except in the case of death, disability or retirement, in which case immediate vesting occurs). Option grants expire 10 years after the date of the grant. Option holders may exercise their options via the payment of cash or class A common stock; new class A shares are issued upon exercise.
The following table provides an analysis of activity during 2023 relating to options to purchase shares of class A common stock:

	Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	1,466	$120.51
Exercised	(188)	106.38
Granted	127	185.54
Forfeited / Expired	(23)	N/A
Outstanding as of December 31, 2023	1,382	$127.91	5.61	$51
Options Vested and Expected to Vest	1,382	$127.91	5.61	$51
Exercisable as of December 31, 2023	1,004	$116.59	4.93	$46
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used by year, and the calculated weighted-average fair values of options, are as follows:

	2023	2022	2021
Expected dividend yield	3.54%	2.35%	3.31%
Risk-free interest rate	3.70%	2.39%	0.84%
Expected life in years	5.93	7.50	7.50
Expected volatility	28.31%	25.04%	23.15%
Weighted-average fair value of options granted	$41.08	$48.45	$23.71

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected dividend yield is based on recent historical dividend yields for our stock, taking into account changes in dividend policy. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant. The expected life represents an estimate of the period of time options are expected to remain outstanding. In determining this, we have relied upon a combination of the observed exercise behavior of our prior grants with similar characteristics and the contractual term of the grants. Expected volatilities are based on the historical returns on our stock and the implied volatility of our publicly-traded options.
We received cash of $20, $14 and $16 million during 2023, 2022 and 2021, respectively, from option holders resulting from the exercise of stock options. The total intrinsic value of options exercised during 2023, 2022 and 2021 was $15, $20 and $16 million, respectively. As of December 31, 2023, there was $4 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted-average period of three years and four months.
Discounted Employee Stock Purchase Plan
We maintain an employee stock purchase plan for all eligible employees. Under this plan, shares of UPS class A common stock may be purchased at quarterly intervals at 95% of the NYSE closing price of UPS class B common stock on the last day of each quarterly period. Employees purchased 0.7, 0.6 and 0.6 million shares at average prices of $162.34, $180.80 and $172.07 per share, during 2023, 2022 and 2021, respectively. This plan is not considered to be compensatory, and therefore no compensation cost is incurred for the employees’ purchase rights.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions. Global small package operations represent our most significant business and are broken down into regional operations around the world. Regional operations managers are responsible for both domestic and export products within their geographic area. Supply Chain Solutions comprises the results of non-reportable operating segments that do not meet the quantitative and qualitative criteria of a reportable segment as defined under ASC Topic 280.
U.S. Domestic Package
U.S. Domestic Package operations include the time-definite delivery of letters, documents and packages throughout the United States.
International Package
International Package operations include delivery to more than 200 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or destination outside the United States. Our International Package reporting segment includes our operations in Europe, the Indian sub-continent, Middle East and Africa (together "EMEA"), Canada and Latin America (together "Americas") and Asia.
Supply Chain Solutions
Supply Chain Solutions includes our Forwarding, Logistics, digital and other businesses. Our Forwarding and Logistics businesses provide services in more than 200 countries and territories worldwide and include international air and ocean freight forwarding, truckload brokerage, customs brokerage, mail services, healthcare logistics, distribution and post-sales services. Our digital businesses leverage technology to enable a range of on-demand services such as same-day delivery, end-to-end return services and integrated supply chain and high-value shipment insurance solutions.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the years ended December 31, 2023, 2022 and 2021 is as follows (in millions):

	2023	2022	2021
Revenue:
U.S. Domestic Package	$59,958	$64,209	$60,317
International Package	17,831	19,698	19,541
Supply Chain Solutions	13,169	16,431	17,429
Consolidated revenue	$90,958	$100,338	$97,287
Operating Profit:
U.S. Domestic Package	$5,076	$6,997	$6,436
International Package	3,231	4,326	4,646
Supply Chain Solutions	834	1,771	1,728
Consolidated operating profit	$9,141	$13,094	$12,810
Assets:
U.S. Domestic Package	$38,368	$38,303	$35,746
International Package	17,587	17,670	17,225
Supply Chain Solutions	11,245	10,407	9,556
Unallocated	3,657	4,744	6,878
Consolidated assets	$70,857	$71,124	$69,405
Depreciation and Amortization Expense:
U.S. Domestic Package	$2,290	$2,173	$2,058
International Package	742	761	685
Supply Chain Solutions	334	254	210
Consolidated depreciation and amortization expense	$3,366	$3,188	$2,953
Revenue by product type for the years ended December 31, 2023, 2022 and 2021 is as follows (in millions):

	2023	2022	2021
U.S. Domestic Package:
Next Day Air	$9,894	$10,699	$10,009
Deferred	5,093	5,968	5,846
Ground	44,971	47,542	44,462
Total U.S. Domestic Package	59,958	64,209	60,317
International Package:
Domestic	3,144	3,346	3,690
Export	14,003	15,341	15,012
Cargo	684	1,011	839
Total International Package	17,831	19,698	19,541
Supply Chain Solutions:
Forwarding	5,534	8,943	9,872
Logistics	5,927	5,351	4,767
Freight	—	—	1,064
Other	1,708	2,137	1,726
Total Supply Chain Solutions	13,169	16,431	17,429
Consolidated revenue	$90,958	$100,338	$97,287

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic information for the years ended December 31, 2023, 2022 and 2021 is as follows (in millions):

	2023	2022	2021
United States:
Revenue	$71,749	$78,110	$74,376
Long-lived assets	$33,301	$32,002	$29,609
International:
Revenue	$19,209	$22,228	$22,911
Long-lived assets	$13,687	$12,991	$11,098
Consolidated:
Revenue	$90,958	$100,338	$97,287
Long-lived assets	$46,988	$44,993	$40,707
Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill and intangible assets.
No countries outside of the United States accounted for 10% or more of consolidated revenue for the years ended December 31, 2023, 2022 or 2021. For the years ended December 31, 2023, 2022 and 2021, Amazon.com, Inc. and its affiliates ("Amazon") represented 11.8%, 11.3% and 11.7% of our consolidated revenues, respectively. Substantially all of this revenue was attributed to U.S. Domestic Package. Amazon accounted for approximately 15.8%, 15.5% and 15.5% of Accounts receivable, net, included within our consolidated balance sheets as of December 31, 2023, 2022 and 2021, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES
The income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021 consists of the following (in millions):

	2023	2022	2021
Current:
U.S. Federal	$1,012	$2,006	$1,388
U.S. State and Local	195	273	194
Non-U.S.	459	467	478
Total Current	1,666	2,746	2,060
Deferred:
U.S. Federal	150	296	1,311
U.S. State and Local	20	136	273
Non-U.S.	29	99	61
Total Deferred	199	531	1,645
Total Income Tax Expense	$1,865	$3,277	$3,705
Income before income taxes includes the following components (in millions):

	2023	2022	2021
United States	$6,246	$12,276	$14,220
Non-U.S.	2,327	2,549	2,375
Total Income Before Income Taxes:	$8,573	$14,825	$16,595
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2023, 2022 and 2021 consists of the following:

	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes (net of federal benefit)	1.9	2.0	2.2
Non-U.S. tax rate differential	(0.6)	0.1	—
U.S. federal tax credits	(0.7)	(0.5)	(0.4)
Goodwill and other asset impairments	0.1	—	—
Net uncertain tax positions	(0.5)	0.4	0.6
Other	0.6	(0.9)	(1.1)
Effective income tax rate	21.8%	22.1%	22.3%
Our effective tax rate is affected by recurring factors, such as statutory tax rates in the jurisdictions in which we operate and the relative amounts of taxable income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but may not be consistent from year to year.
Our effective tax rate was 21.8% in 2023, compared with 22.1% and 22.3% in 2022 and 2021, respectively, primarily due to the effects of the aforementioned recurring factors and the following discrete tax items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 Discrete Items
We recorded pre-tax Transformation strategy costs of $435 million. As a result, we recorded an additional income tax benefit of $102 million. This income tax benefit was generated at a higher average tax rate than the 2023 U.S. federal statutory tax rate due to the effect of U.S. state and local and foreign taxes.
We recognized an income tax benefit of $85 million related to pre-tax defined benefit pension and postretirement medical benefit plan losses of $359 million. This income tax benefit was generated at a higher average tax rate than the 2023 U.S. federal statutory tax rate because it included the effect of U.S. state and local and foreign taxes.
We recorded goodwill and indefinite-lived intangible asset impairment charges of $236 million. As a result, we recorded an additional income tax benefit of $43 million. This income tax benefit was generated at a lower average tax rate than the 2023 U.S. federal statutory tax rate due to certain impairment charges not being deductible for tax purposes.
We recorded a pre-tax expense of $61 million in connection with a one-time compensation payment made during the year. As a result, we recorded an additional income tax benefit of $15 million. This income tax benefit was generated at a higher average tax rate than the 2023 U.S. federal statutory tax rate due to the effect of U.S. state and local taxes.
The recognition of excess tax benefits and deficiencies related to share-based compensation in income tax expense did not impact our effective tax rate for the year ended December 31, 2023.
2022 Discrete Items
We recognized an income tax expense of $255 million related to pre-tax defined benefit pension and postretirement medical plan gains of $1.1 billion. This income tax expense was generated at a higher average tax rate than the 2022 U.S. federal statutory tax rate because it included the effect of U.S. state and local and foreign taxes.
We recorded pre-tax Transformation strategy costs of $178 million. As a result, we recorded an additional income tax benefit of $36 million. This income tax benefit was generated at a lower average tax rate than the 2022 U.S. federal statutory tax rate due to the effect of foreign taxes.
We recorded pre-tax expenses of $505 million in connection with incentive compensation program design changes. As a result, we recorded an additional income tax benefit of $121 million. This income tax benefit was generated at a higher average tax rate than the 2022 U.S. federal statutory tax rate due to the effect of U.S. state and local and foreign taxes.
We recorded pre-tax expenses of $76 million as a result of a reduction in estimated residual value for certain aircraft. As a result, we recorded an additional income tax benefit of $18 million. This income tax benefit was generated at a higher average tax rate than the 2022 U.S. federal statutory tax rate due to the effect of U.S. state and local taxes.
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
We recorded pre-tax Transformation strategy costs of $380 million. As a result, we recorded an additional income tax benefit of $95 million. This income tax benefit was generated at a higher average tax rate than the 2021 U.S. federal statutory tax rate due to the effect of U.S. state and local and foreign taxes.
We recorded a pre-tax gain of $46 million related to the divestiture of UPS Freight. As a result, we recorded an additional income tax expense of $11 million. This income tax expense was generated at a higher average tax rate than the 2021 U.S. federal statutory tax rate due to the effect of U.S. state and local taxes.
The recognition of excess tax benefits and deficiencies related to share-based compensation in income tax expense resulted in a net tax benefit of $105 million and reduced our effective tax rate by 0.6% during the year ended December 31, 2021.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Items
Beginning in 2012, we were granted a tax incentive for certain of our non-U.S. operations. In 2022, this incentive was renegotiated and extended through December 31, 2026. The tax incentive is conditional upon our meeting specific employment and investment thresholds. The impact of this tax incentive decreased non-U.S. tax expense by $15, $47 and $61 million (increased diluted earnings per share by $0.02, $0.05 and $0.07) for 2023, 2022 and 2021, respectively.
Deferred income tax assets and liabilities are comprised of the following as of December 31, 2023 and 2022 (in millions):

	2023	2022
Fixed assets and capitalized software	$(5,974)	$(5,819)
Operating lease right-of-use assets	(1,017)	(893)
Other	(605)	(708)
Deferred tax liabilities	(7,596)	(7,420)

Pension and postretirement benefits	1,304	637
Loss and credit carryforwards	232	242
Insurance reserves	626	603
Stock compensation	158	315
Accrued employee compensation	354	304
Operating lease liabilities	1,073	948
Other	322	331
Deferred tax assets	4,069	3,380
Deferred tax assets valuation allowance	(119)	(123)
Deferred tax asset (net of valuation allowance)	3,950	3,257

Net deferred tax asset (liability)	$(3,646)	$(4,163)

Amounts recognized in our consolidated balance sheets:
Deferred tax assets	$126	$139
Deferred tax liabilities	(3,772)	(4,302)
Net deferred tax asset (liability)	$(3,646)	$(4,163)
The valuation allowance decreased by $4 million and increased by $1 and $34 million during the years ended December 31, 2023, 2022 and 2021, respectively.
We have a U.S. federal capital loss carryforward of $200 million as of December 31, 2023, less than $1 million of which expires on December 31, 2025, $150 million of which expires on December 31, 2026 and the remainder of which expires on December 31, 2027.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, we have U.S. state and local operating loss and credit carryforwards as follows (in millions):

	2023	2022
U.S. state and local operating loss carryforwards	$762	$653
U.S. state and local credit carryforwards	$48	$46
The U.S. state and local operating loss carryforwards and credits can be carried forward for periods ranging from three years to indefinitely. We also have non-U.S. loss carryforwards of $432 million as of December 31, 2023, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain U.S. federal, state and non-U.S. carryforwards due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions and other limitations.
Undistributed earnings and profits ("E&P") of our foreign subsidiaries amounted to $5.4 billion as of December 31, 2023. Currently, $493 million of the undistributed E&P of our foreign subsidiaries is considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. state and local taxes and withholding taxes payable in various jurisdictions. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation.
In December 2017, the United States enacted into law the Tax Cuts and Jobs Act (the "Tax Act"), requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. We elected to pay the tax over eight years based on an installment schedule outlined in the Tax Act. The remaining liability of $105 million is reflected in current and non-current liabilities in our consolidated balance sheets based on the timing of payment. This balance will be paid between 2024 and 2026.
Additionally, the Organization for Economic Co-operation and Development ("OECD") has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two or the minimum tax directive. Many aspects of the minimum tax directive will be effective beginning in 2024, with certain remaining impacts to be effective beginning in 2025. While it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation, to implement the minimum tax directive. While we do not currently expect the minimum tax directive to have a material impact on our effective tax rate, our analysis is ongoing as the OECD continues to release additional guidance and countries implement legislation. To the extent additional changes take place in the countries in which we operate, it is possible that these legislative changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to our uncertain tax positions (in millions):

	Tax	Interest	Penalties
Balance as of January 1, 2021	$333	$61	$4
Additions for tax positions of the current year	85	—	—
Additions for tax positions of prior years	107	23	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(42)	(4)	(2)
Settlements during the period	(3)	(2)	—
Lapses of applicable statute of limitations	—	—	—
Balance as of December 31, 2021	480	78	2
Additions for tax positions of the current year	56	—	—
Additions for tax positions of prior years	25	30	2
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(9)	(1)	—
Settlements during the period	(10)	(1)	—
Lapses of applicable statute of limitations	(9)	(2)	—
Balance as of December 31, 2022	533	104	4
Additions for tax positions of the current year	26	—	—
Additions for tax positions of prior years	147	37	1
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(164)	(24)	(1)
Settlements during the period	(47)	(9)	—
Lapses of applicable statute of limitations	(3)	—	—
Balance as of December 31, 2023	$492	$108	$4
The total amount of gross uncertain tax positions as of December 31, 2023, 2022, and 2021 that, if recognized, would affect the effective tax rate was $492, $533, and $479 million, respectively. Our continuing policy is to recognize interest and penalties associated with income tax matters as a component of income tax expense.
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
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	2023	2022	2021
Numerator:
Net income attributable to common shareowners	$6,708	$11,548	$12,890
Denominator:
Weighted-average shares	855	868	869
Deferred compensation obligations	—	—	—
Vested portion of restricted shares	4	3	5
Denominator for basic earnings per share	859	871	874
Effect of Dilutive Securities:
Restricted performance units and contingent shares(1)	1	3	3
Stock options	—	1	1
Denominator for diluted earnings per share	860	875	878
Basic Earnings Per Share	$7.81	$13.26	$14.75
Diluted Earnings Per Share	$7.80	$13.20	$14.68
(1)     Contingent shares relate to MIP awards that may be settled in cash or Class A common stock at the employees' election - see note 13.
Diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 exclude the effect of 0.3, 0.1 and 0.1 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
As of December 31, 2023 and 2022, we held cash collateral of $103 and $534 million, respectively, under these agreements. This collateral is included in Cash and cash equivalents in our consolidated balance sheets and is unrestricted. As of December 31, 2023 we were required to post $13 million with our counterparties. As of December 31, 2022, no collateral was required to be posted with our counterparties.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of December 31, 2023 and 2022, the notional amounts of our outstanding derivative positions were as follows (in millions):

		2023	2022
Currency hedges:
Euro	EUR	4,408	4,115
British Pound Sterling	GBP	663	856
Canadian Dollar	CAD	1,550	1,598
Hong Kong Dollar	HKD	1,822	4,261

Interest rate hedges:
Floating to Fixed Interest Rate Swaps	USD	—	28
As of December 31, 2023 and 2022, we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in our consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in our consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in our consolidated balance sheets had we elected to apply the right of offset as of December 31, 2023 and 2022 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		2023	2022	2023	2022
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$95	$174	$73	$171
Foreign currency exchange contracts	Other non-current assets	Level 2	63	250	19	226
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	—	1	—	1
Total Asset Derivatives			$158	$425	$92	$398

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		2023	2022	2023	2022
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$26	$3	$4	$—
Foreign currency exchange contracts	Other non-current liabilities	Level 2	65	24	21	—
Interest rate contracts	Other non-current liabilities	Level 2	—	5	—	5
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	1	—	1	—
Total Liability Derivatives			$92	$32	$26	$5

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
Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in our consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of December 31, 2023 and 2022 (in millions):

	2023		2022
Line Item in our Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
Long-Term Debt and Finance Leases	$280	$4	$280	$5
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains and (losses) that have been recognized in the statements of consolidated income for fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the years ended December 31, 2023 and 2022 (in millions):

	2023			2022
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on fair value hedging relationships:
Interest Contracts:
Hedged items	$—	$—	$—	$—	$11	$—
Derivatives designated as hedging instruments	—	—	—	—	(11)	—
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(10)	—	—	(10)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	213	—	(1)	304	—	(1)
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$213	$(10)	$(1)	$304	$(10)	$(1)
The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the years ended December 31, 2023 and 2022 for those derivatives designated as cash flow hedges (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2023	2022
Interest rate contracts	$(1)	$6
Foreign currency exchange contracts	(116)	529
Total	$(117)	$535
As of December 31, 2023, there were $62 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending December 31, 2024. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 3 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains and (losses) that have been recognized in AOCI within foreign currency translation adjustment for the years ended December 31, 2023 and 2022 for those instruments designated as net investment hedges (in millions):

Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2023	2022
Foreign denominated debt	$(119)	$199
Total	$(119)	$199
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
Amounts recorded in the statements of consolidated income related to fair value changes and settlements of interest rate swaps and foreign currency forward contracts not designated as hedges for the years ended December 31, 2023 and 2022 (in millions) were as follows:

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2023	2022
Foreign currency exchange contracts	Investment income and other	$(7)	$(69)
Total		$(7)	$(69)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. TRANSFORMATION STRATEGY COSTS
We are undertaking an enterprise-wide transformation of our organization that includes initiatives, as well as changes in processes and technology, that impact global direct and indirect operating costs. During the fourth quarter of 2023, we implemented our "fit to serve" initiative, which is intended to right-size our business for the future through a workforce reduction of approximately 12,000 positions and create a more efficient operating model to enhance responsiveness to changing market dynamics.
As of December 31, 2023, we recorded an accrual for separation costs, primarily related to U.S. separations, of $205 million in our consolidated balance sheet, all of which we expect to pay in 2024. We expect to incur additional expense for U.S. and international separations during 2024.
The table below presents Transformation strategy costs for the years ended December 31, 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Compensation and benefits	$337	$46	$206
Total other expenses	98	132	174
Total Transformation Strategy Costs	$435	$178	$380

Income Tax Benefit from Transformation Strategy Costs	(102)	(36)	(95)
After-Tax Transformation Strategy Costs	$333	$142	$285
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess the effects of remote and hybrid work on our internal controls to minimize the impact on their design and operating effectiveness.
Management’s Report on Internal Control Over Financial Reporting
UPS management is responsible for establishing and maintaining adequate internal control over financial reporting for United Parcel Service, Inc. and its subsidiaries (the "Company"). Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed our internal control over financial reporting as effective as of December 31, 2023. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2023 and the related statements of consolidated income, consolidated comprehensive income and consolidated cash flows for the year ended December 31, 2023, has issued an attestation report on our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of
United Parcel Service, Inc.
Atlanta, Georgia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of United Parcel Service, Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 20, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 20, 2024

Item 9B.Other Information
Insider Trading Arrangements and Policies
None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
Carol B.Tomé Chief Executive Officer	67	Chief Executive Officer (2020 - present), Chief Financial Officer, The Home Depot, Inc. (2001 - 2019).
Norman M. Brothers, Jr. Executive Vice President; Chief Legal and Compliance Officer and Corporate Secretary	56	Chief Legal and Compliance Officer and Corporate Secretary (2020 - present), Senior Vice President, General Counsel and Corporate Secretary (2016 - 2020).
Nando Cesarone Executive Vice President; President, U.S.	52	President, U.S. (2020 - present), President, UPS International (2018 - 2020), Europe Region Manager (2016 - 2018).
Darrell Ford Executive Vice President; Chief Human Resources Officer and Chief Diversity, Equity and Inclusion Officer	59	Chief Human Resources Officer and Chief Diversity, Equity and Inclusion Officer (2022 - present), Chief Human Resources Officer (2021 - 2022), Chief Human Resources Officer, DuPont (2018 - 2020), Chief Human Resources Officer, Xerox Corporation (2015 - 2018).
Matt Guffey Executive Vice President; Chief Commercial and Strategy Officer	45
Chief Commercial and Strategy Officer (present), Senior Vice President, Global Strategy (2020 - 2023), President, Corporate Strategy (2020), Marketing Department Manager (2019 - 2020), Product Management Senior Director (2018).

Kate M. Gutmann Executive Vice President; President International, Healthcare and Supply Chain Solutions	55	President International, Healthcare and Supply Chain Solutions (2022 - present), Chief Sales and Solutions Officer, Executive Vice President, UPS Global Healthcare (2020 - 2022), Chief Sales and Solutions Officer; Senior Vice President The UPS Store and UPS Capital (2017 - 2019).
Laura Lane Executive Vice President; Chief Corporate Affairs, Communications and Sustainability Officer	57	Chief Corporate Affairs, Communications and Sustainability Officer (2020 - present), Chief Corporate Affairs and Communications Officer (August 2020 - October 2020), President, Global Public Affairs (2011 - 2020).
Brian Newman Executive Vice President; Chief Financial Officer	55	Chief Financial Officer (2021 - present), Chief Financial Officer and Treasurer (2019 - 2021), Executive Vice President, Finance and Operations, Latin America, PepsiCo, Inc. (2017 - 2019).
Bala Subramanian Executive Vice President; Chief Digital and Technology Officer	52	Chief Digital and Technology Officer (2022 - present), Chief Digital Officer, AT&T Inc. (2018 - 2022), Chief Digital Officer, Best Buy Co., Inc. (2017 - 2018).

Information about our directors will be presented under the caption "Our Board of Directors" in our definitive proxy statement for our meeting of shareowners to be held on May 2, 2024 (the "Proxy Statement") and is incorporated herein by reference.
Information about our Audit Committee will be presented under the caption "Our Board of Directors - Committees of the Board of Directors" and "Audit Committee Matters" in our Proxy Statement and is incorporated herein by reference.
Information about our Code of Business Conduct is presented under the caption "Where You Can Find More Information" in Part I, Item 1 of this report.
Information with respect to compliance with Section 16(a) of the Exchange Act will be presented under the caption "Ownership of Our Securities - Delinquent Section 16(a) Reports" in our Proxy Statement and is incorporated herein by reference.

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
Information about director independence will be presented under the caption "Our Board of Directors - Director Independence" in our Proxy Statement and is incorporated herein by reference.

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

4.9	—	Indenture dated as of September 30, 2022, between UPS and Truist Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Form S-3 (File No.333-267664), filed on September 30, 2022).

4.10	—	Form of 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on January 15, 2008).

4.11	—	Form of 4.875% Senior Notes due November 15, 2040 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 12, 2010).

4.12	—	Form of 3.625% Senior Notes due October 1, 2042 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on September 27, 2012).

4.13	—	Form of Floating Rate Senior Notes due December 15, 2064 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on December 15, 2014).

4.14	—	Form of Floating Rate Senior Notes due September 15, 2065 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on September 17, 2015).

4.15	—	Form of 1.625% Senior Notes due November 15, 2025 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 20, 2015).

4.16	—	Form of Floating Rate Senior Notes due March 15, 2066 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on April 1, 2016).

4.17	—	Form of 2.40% Senior Notes Due November 2026 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on October 25, 2016).

4.18	—	Form of 3.40% Senior Notes Due November 2046 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on October 25, 2016).

4.19	—	Form of 1.00% Senior Notes Due November 2028 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on October 25, 2016).

4.20	—	Form of Floating Rate Senior Notes due March 15, 2067 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 31, 2017).

4.21	—	Form of 2.125% Senior Notes due May 21, 2024 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on May 18, 2017).

4.22	—	Form of 4.875% Senior Notes due 2033 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on February 27, 2023).

4.23	—	Form of 1.500% Senior Notes due November 15, 2032 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 13, 2017).

4.24	—	Form of 5.050% Notes due 2053 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on February 27, 2023).

4.25	—	Form of Floating Rate Senior Notes due 2073 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 7, 2023).

4.26	—	Form of 2.800% Senior Notes due November 15, 2024 (incorporated by reference to Exhibit 4.5 to Form 8-K, filed on November 14, 2017).

4.27	—	Form of 3.050% Senior Notes due November 15, 2027 (incorporated by reference to Exhibit 4.6 to Form 8-K, filed on November 14, 2017).

4.28	—	Form of 3.750% Senior Notes due November 15, 2047 (incorporated by reference to Exhibit 4.7 to Form 8-K, filed on November 14, 2017).

4.29	—	Form of Floating Rate Senior Notes due November 15, 2067 (incorporated by reference to Exhibit 4.8 to Form 8-K, filed on November 14, 2017).

4.30	—	Form of 3.400% Senior Notes due March 15, 2029 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 15, 2019).

4.31	—	Form of 4.250% Senior Notes due March 15, 2049 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on March 15, 2019).

4.32	—	Form of 2.200% Senior Notes due September 1, 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 16, 2019).

4.33	—	Form of 2.500% Senior Notes due September 1, 2029 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on August 16, 2019).

4.34	—	Form of 3.400% Senior Notes due September 1, 2049 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on August 16, 2019).

4.35	—	Form of 3.900% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 25, 2020).

4.36	—	Form of 4.450% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 25, 2020).

4.37	—	Form of 5.200% Senior Notes due 2040 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 25, 2020).

4.38	—	Form of 5.300% Senior Notes due 2050 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on March 25, 2020).

4.39	—	Description of Securities.

10.1	—	UPS Retirement Plan Amendment and Restatement Effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 2014).*

10.1(a)	—	Amendment No. 1 to UPS Retirement Plan, as Amended and Restated, effective as of June 30, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2016).*

10.1(b)	—	Amendment Four to the Amended and Restated UPS Retirement Plan effective June 23, 2017 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on June 27, 2017).*

10.2	—	Amended and Restated UPS 401(k) Savings Plan, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 2022).*

10.3	—	Amended and Restated Restoration Savings Plan, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2022).*

10.4	—	Amendment One to the Amended and Restated UPS Excess Coordinating Benefit Plan effective June 23, 2017 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed on June 27, 2017).*

10.4(a)	—	UPS Excess Coordinating Benefit Plan, as Amended and Restated, effective as of January 1, 2012 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2012).*

10.5	—	United Parcel Service, Inc. 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement, filed on March 12, 2012).*

10.5(a)	—	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).*

10.5(b)	—	UPS Stock Option Program Terms and Conditions effective as of January 1, 2012 (incorporated by reference to Exhibit 10.7(4) to the Form 10-K for the year ended December 31, 2011).*

10.6	—	Form of UPS Deferred Compensation Plan as Amended and Restated effective January 1, 2012 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2018).*

10.6(a)	—	Amendment No. 1 to Amended and Restated UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.7(1) to the Form 10-K for the year ended December 31, 2012).*

10.7	—	2015 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement filed on March 24, 2015).*

10.8	—	2018 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement filed on March 16, 2018).*

10.9	—	UPS Stock Option Program Amended and Restated Terms and Conditions effective November 8, 2018 (incorporated by reference to Exhibit 10.8(b) to Form 10-K for the year ended December 31, 2018).*

10.10	—	Protective Covenant Agreement between the Company and Brian Newman, dated August 7, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 13, 2019).*

10.11	—
UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions effective as of February 13, 2020 (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 2019).*

10.12	—	Protective Covenant Agreement between UPS and Carol Tomé, dated March 11, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 13, 2020).*

10.13	—	Form of Protective Covenant Agreement between UPS and each of Nando Cesarone and Kate Gutmann (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2020).*

10.14	—	Retention Arrangement Letter between UPS and Nando Cesarone, dated April 15, 2020 (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2020).*

10.15	—	Employment offer letter agreement between UPS and Bala Subramanian, dated May 24, 2022 (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2022).*

10.16	—	Protective Covenant Agreement between UPS and Bala Subramanian, dated May 24, 2022 (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2022).*

10.17	—	United Parcel Service, Inc. Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on May 10, 2022).*

10.18	—	UPS Management Incentive Program Amended and Restated Terms and Conditions effective November 3, 2022 (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2022).*

10.19	—	UPS Management Incentive Program Amended and Restated Terms and Conditions effective January 1, 2023 (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2022).*

10.20	—	Retention Arrangement Letter between UPS and Kate Gutmann, dated April 15, 2020 (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2020).*

10.21	—
UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions effective as of March 25, 2021 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2021).*

10.22	—	United Parcel Service, Inc. 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the definitive proxy statement on Schedule 14A filed March 29, 2021).*

10.23	—
UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions, effective as of March 22, 2023 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2023).*

21	—	Subsidiaries.

23	—	Consent of Deloitte & Touche LLP.

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	—	UPS Incentive-Based Compensation Clawback Policy.

101	—	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in iXBRL (included as Exhibit 101).
__________________________

(1)	Filed in paper format.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United Parcel Service, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(REGISTRANT)

By:	/S/ CAROL B. TOMÉ
Carol B. Tomé
Chief Executive Officer (Principal Executive Officer)
Date: February 20, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CAROL B. TOMÉ	Chief Executive Officer	February 20, 2024
Carol B. Tomé	(Principal Executive Officer)

/S/ BRIAN O. NEWMAN	Executive Vice President and Chief Financial Officer	February 20, 2024
Brian O. Newman	(Principal Financial and Accounting Officer)

/S/ RODNEY C. ADKINS	Director	February 20, 2024
Rodney C. Adkins

/S/ EVA C. BORATTO	Director	February 20, 2024
Eva C. Boratto

/S/ MICHAEL J. BURNS	Director	February 20, 2024
Michael J. Burns

/S/ WAYNE M. HEWETT	Director	February 20, 2024
Wayne M. Hewett

/S/ ANGELA HWANG	Director	February 20, 2024
Angela Hwang

/S/ KATE E. JOHNSON	Director	February 20, 2024
Kate E. Johnson

/S/ WILLIAM R. JOHNSON	Director	February 20, 2024
William R. Johnson

/S/ FRANCK J. MOISON	Director	February 20, 2024
Franck J. Moison

/S/ CHRISTIANA SMITH SHI	Director	February 20, 2024
Christiana Smith Shi

/S/ RUSSELL STOKES	Director	February 20, 2024
Russell Stokes

/S/ KEVIN M. WARSH	Director	February 20, 2024
Kevin M. Warsh