Form 10-Q
period 2024-03-31
UNITED PARCEL SERVICE INC
filed 2024-05-03
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 126,159,503 Class A shares, and 729,399,444 Class B shares, with a par value of $0.01 per share, outstanding at April 17, 2024.

PART I. FINANCIAL INFORMATION

Cautionary Statement About Forward-Looking Statements
This report, our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the Securities and Exchange Commission contain and in the future may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements other than those of current or historical fact, and all statements accompanied by terms such as “will,” “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan,” and similar terms, are intended to be forward-looking statements. Forward-looking statements are made subject to the safe harbor provisions of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: changes in general economic conditions in the United States ("U.S.") or internationally; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; our ability to attract and retain qualified employees; strikes, work stoppages or slowdowns by our employees; increased or more complex physical or operational security requirements; a significant cybersecurity incident, or increased data protection regulations; our ability to maintain our brand image and corporate reputation; impacts from global climate change; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; exposure to changing economic, political, regulatory and social developments in international and emerging markets; our ability to realize the anticipated benefits from acquisitions, dispositions, joint ventures or strategic alliances; the effects of changing prices of energy, including gasoline, diesel, jet fuel and other fuels, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to accurately forecast our future capital investment needs; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; our ability to manage insurance and claims expenses; changes in business strategy, government regulations or economic or market conditions that may result in impairments of our assets; potential additional U.S. or international tax liabilities; increasingly stringent regulations related to climate change; potential claims or litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2023, and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.
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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2024 (unaudited) and December 31, 2023 (in millions)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$4,281	$3,206
Marketable securities	232	2,866
Accounts receivable	9,698	11,342
Less: Allowance for credit losses	(144)	(126)
Accounts receivable, net	9,554	11,216
Materials and supplies	898	935
Other current assets	1,212	1,190
Total Current Assets	16,177	19,413
Property, Plant and Equipment, Net	37,168	36,945
Operating Lease Right-Of-Use Assets	4,223	4,308
Goodwill	4,846	4,872
Intangible Assets, Net	3,308	3,305
Deferred Income Tax Assets	126	126
Other Non-Current Assets	1,780	1,888
Total Assets	$67,628	$70,857
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$1,164	$3,348
Current maturities of operating leases	694	709
Accounts payable	5,397	6,340
Accrued wages and withholdings	3,217	3,224
Self-insurance reserves	1,325	1,320
Accrued group welfare and retirement plan contributions	1,573	1,479
Other current liabilities	1,326	1,256
Total Current Liabilities	14,696	17,676
Long-Term Debt and Finance Leases	18,849	18,916
Non-Current Operating Leases	3,690	3,756
Pension and Postretirement Benefit Obligations	6,323	6,159
Deferred Income Tax Liabilities	3,825	3,772
Other Non-Current Liabilities	3,312	3,264
Shareowners’ Equity:
Class A common stock (126 and 127 shares issued in 2024 and 2023, respectively)	2	2
Class B common stock (729 and 726 shares issued in 2024 and 2023, respectively)	7	7
Additional paid-in capital	—	—
Retained earnings	20,681	21,055
Accumulated other comprehensive loss	(3,781)	(3,758)
Deferred compensation obligations	6	9
Less: Treasury stock (0.1 and 0.2 shares in 2024 and 2023, respectively)	(6)	(9)
Total Equity for Controlling Interests	16,909	17,306
Noncontrolling interests	24	8
Total Shareowners’ Equity	16,933	17,314
Total Liabilities and Shareowners’ Equity	$67,628	$70,857

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$21,706	$22,925
Operating Expenses:
Compensation and benefits	11,639	11,464
Repairs and maintenance	718	725
Depreciation and amortization	898	834
Purchased transportation	3,246	3,541
Fuel	1,060	1,271
Other occupancy	564	551
Other expenses	1,968	1,998
Total Operating Expenses	20,093	20,384
Operating Profit	1,613	2,541
Other Income (Expense):
Investment income and other	118	169
Interest expense	(195)	(188)
Total Other Income (Expense)	(77)	(19)
Income Before Income Taxes	1,536	2,522
Income Tax Expense	423	627
Net Income	$1,113	$1,895
Basic Earnings Per Share	$1.30	$2.20
Diluted Earnings Per Share	$1.30	$2.19

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net Income	$1,113	$1,895
Change in foreign currency translation adjustment, net of tax	(125)	118
Change in unrealized gain (loss) on marketable securities, net of tax	(1)	7
Change in unrealized gain (loss) on cash flow hedges, net of tax	73	(77)
Change in unrecognized pension and postretirement benefit costs, net of tax	30	20
Comprehensive Income	$1,090	$1,963

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$1,113	$1,895
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	898	834
Pension and postretirement benefit expense	259	243
Pension and postretirement benefit contributions	(50)	(1,277)
Self-insurance reserves	27	(20)
Deferred tax (benefit) expense	22	56
Stock compensation expense	(27)	126
Other (gains) losses	129	(13)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,492	2,254
Other assets	55	62
Accounts payable	(799)	(1,668)
Accrued wages and withholdings	12	(508)
Other liabilities	185	405
Other operating activities	—	(32)
Net cash from operating activities	3,316	2,357
Cash Flows From Investing Activities:
Capital expenditures	(1,035)	(609)
Proceeds from disposal of businesses, property, plant and equipment	13	5
Purchases of marketable securities	(50)	(2,371)
Sales and maturities of marketable securities	2,696	1,179
Acquisitions, net of cash acquired	(44)	(34)
Other investing activities	(14)	17
Net cash (used in) from investing activities	1,566	(1,813)
Cash Flows From Financing Activities:
Net change in short-term debt	(1,272)	—
Proceeds from long-term borrowings	—	2,503
Repayments of long-term borrowings	(926)	(65)
Purchases of common stock	—	(751)
Issuances of common stock	54	49
Dividends	(1,348)	(1,348)
Other financing activities	(174)	(384)
Net cash (used in) from financing activities	(3,666)	4
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(48)	40
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,168	588
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	3,206	5,602
End of period	$4,374	$6,190

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2024 and our results of operations and cash flows for the three months ended March 31, 2024 and 2023. The results reported in these unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximated fair value as of March 31, 2024 and December 31, 2023. The fair values of our marketable securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short- and long-term debt in note 9 and our derivative instruments in note 15. We apply a fair value hierarchy (Levels 1, 2 and 3) when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3).
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
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of March 31, 2024 and December 31, 2023, suppliers sold them $406 and $504 million, respectively, of our outstanding payment obligations.
Restricted cash
As of March 31, 2024 and December 31, 2023, we had $93 and $37 million, respectively of restricted cash. As of March 31, 2024, this restricted cash is included in Other Non-Current Assets in our consolidated balance sheet and is included in Total cash, cash equivalents and restricted cash in our statement of consolidated cash flows. The restricted cash primarily relates to cash we have agreed to deposit in connection with a challenge by Italian tax authorities to the deductibility of Value Added Tax payments by UPS to certain third-party service providers, a review of which was launched in the fourth quarter of 2023. We are cooperating in this matter and believe that we have a number of meritorious defenses.

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
Accounting Standards Issued But Not Yet Effective
In November 2023, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") on segment reporting, which will require new disclosures, including significant segment expenses and additional qualitative information about how segment measures are used by management. The standard becomes effective for us beginning with our 2024 annual reporting and for both annual and interim periods thereafter. We are evaluating the impact of this ASU on our disclosures. We will be required to define significant segment expense categories and we anticipate providing additional qualitative information in accordance with this ASU. We do not expect this ASU will have a significant impact on our consolidated financial position, results of operations or cash flows.
In December 2023, the FASB issued an ASU to enhance tax-related disclosures. This update will require more standardized categories for tax rate reconciliation and additional detail for significant tax items. It will also require a breakdown of income taxes paid by jurisdiction exceeding 5% of total taxes and remove certain disclosure requirements for unremitted foreign earnings and uncertain tax positions. The standard becomes effective for us in the first quarter of 2025. We are evaluating its impact on our financial statements, disclosures and internal controls but do not expect this ASU will have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
Other accounting pronouncements issued before, but not effective until after, March 31, 2024, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

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
Disaggregation of Revenue

	Three Months Ended March 31,
	2024	2023
Revenue:
Next Day Air	$2,316	$2,461
Deferred	1,156	1,194
Ground	10,762	11,332
U.S. Domestic Package	14,234	14,987

Domestic	758	794
Export	3,350	3,552
Cargo & Other	148	197
International Package	4,256	4,543

Forwarding	1,280	1,514
Logistics	1,542	1,410
Other	394	471
Supply Chain Solutions	3,216	3,395

Consolidated revenue	$21,706	$22,925
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contract assets and liabilities as of March 31, 2024 and December 31, 2023 were as follows (in millions):

	Balance Sheet Location	March 31, 2024	December 31, 2023
Contract Assets:
Revenue related to in-transit packages	Other current assets	$269	$237

Contract Liabilities:
Short-term advance payments from customers	Other current liabilities	$13	$20
Long-term advance payments from customers	Other non-current liabilities	$26	$25
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
Our allowance for credit losses as of March 31, 2024 and December 31, 2023 was $144 and $126 million, respectively. Amounts for credit losses charged to expense, before recoveries, during each of the three months ended March 31, 2024 and 2023 were $73 and $43 million, respectively.

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
Pre-tax compensation expense for stock compensation awards recognized in Compensation and benefits in the statements of consolidated income for the three months ended March 31, 2024 and 2023 was $(27) and $126 million, respectively.
Management Incentive Award Program
The UPS Management Incentive Program (the "MIP") is an incentive-based compensation program, with awards based on annual Company performance. MIP awards are paid in cash, unless a participant elects to receive all or a portion of the award in unrestricted shares of class A common stock. As of March 31, 2024, the MIP was classified as a compensation obligation within Accrued wages and withholdings in our consolidated balance sheet.
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
The performance targets are equally weighted between adjusted earnings per share and cumulative free cash flow. The final number of RPUs earned will then be subject to adjustment based on total shareholder return relative to the Standard & Poor's 500 Index. We determine the grant date fair value of the RPUs using a Monte Carlo model and recognize compensation expense (less estimated forfeitures) ratably over the vesting period, based on the number of awards expected to be earned.
Based on the date of the Compensation and Human Capital Committee of the Board's approval of the 2024 LTIP award performance targets, we determined March 20, 2024 to be the award measurement date and each target RPU awarded was valued at $158.16.
The weighted-average assumptions used and the weighted-average fair values of the LTIP awards granted in 2024 and 2023 are as follows:

	2024	2023
Risk-free interest rate	4.45%	3.81%
Expected volatility	27.00%	30.30%
Weighted-average fair value of units granted	$158.16	$200.01
Share payout	102.20%	107.80%
There is no expected dividend yield as units earn dividend equivalents.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-Qualified Stock Options
We grant non-qualified stock options to a limited group of eligible senior management employees under the UPS Stock Option program. Stock option awards vest over a five-year period with approximately 20% of the award vesting at each anniversary of the grant date (except in the case of death, disability or retirement, in which case immediate vesting occurs). The option grants expire 10 years after the date of the grant. On March 20, 2024, we granted 0.2 million stock options at an exercise price of $154.76, the New York Stock Exchange closing price on that date.
The fair value of each option granted is estimated using a Black-Scholes option pricing model. The weighted-average assumptions used and the weighted-average fair values of options granted in 2024 and 2023 are as follows:

	2024	2023
Expected dividend yield	3.96%	3.54%
Risk-free interest rate	4.25%	3.70%
Expected life (in years)	6.13	5.93
Expected volatility	28.94%	28.31%
Weighted-average fair value of options granted	$34.76	$41.08

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. MARKETABLE SECURITIES AND NON-CURRENT INVESTMENTS
The following is a summary of marketable securities classified as trading and available for sale as of March 31, 2024 and December 31, 2023 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2024:
Current trading marketable securities:
Equity securities	$3	$—	$—	$3
Total trading marketable securities	3	—	—	3

Current available-for-sale securities:
U.S. government and agency debt securities	200	—	(2)	198
Mortgage and asset-backed debt securities	—	—	—	—
Corporate debt securities	32	—	(1)	31
Non-U.S. government debt securities	—	—	—	—
Total available-for-sale marketable securities	232	—	(3)	229

Total current marketable securities	$235	$—	$(3)	$232

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2023:
Current trading marketable securities:
Equity securities	$4	$—	$—	$4
Total trading marketable securities	4	—	—	4

Current available-for-sale securities:
U.S. government and agency debt securities	963	2	(4)	961
Mortgage and asset-backed debt securities	3	—	—	3
Corporate debt securities	1,891	4	(4)	1,891
Non-U.S. government debt securities	7	—	—	7
Total available-for-sale marketable securities	2,864	6	(8)	2,862

Total current marketable securities	$2,868	$6	$(8)	$2,866
Investment Impairments
We have concluded that no material impairment losses existed within marketable securities as of March 31, 2024. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturity Information
The amortized cost and estimated fair value of marketable securities as of March 31, 2024 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$70	$69
Due after one year through three years	162	160
Due after three years through five years	—	—
Due after five years	—	—
	232	229
Equity securities	3	3
	$235	$232
Non-Current Investments
We hold non-current investments that are reported within Other Non-Current Assets in our consolidated balance sheets. Cash paid for these investments is included in Other investing activities in our statements of consolidated cash flows.
•Equity method investments: As of March 31, 2024 and December 31, 2023, equity securities accounted for under the equity method had a carrying value of $293 and $295 million, respectively.
•Other equity securities: Certain equity securities that do not have readily determinable fair values are reported in accordance with the measurement alternative in ASC Topic 321 Investments - Equity Securities. Equity securities accounted for under the measurement alternative had a carrying value of $47 million as of both March 31, 2024 and December 31, 2023.
•Other investments: We hold an investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. The investment had a fair market value of $19 million as of both March 31, 2024 and December 31, 2023.

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
The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2024:
Marketable Securities:
U.S. government and agency debt securities	$198	$—	$—	$198
Mortgage and asset-backed debt securities	—	—	—	—
Corporate debt securities	—	31	—	31
Equity securities	—	3	—	3
Non-U.S. government debt securities	—	—	—	—
Total marketable securities	198	34	—	232
Other non-current investments(1)	—	19	—	19
Total	$198	$53	$—	$251
(1)    Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023:
Marketable Securities:
U.S. government and agency debt securities	$961	$—	$—	$961
Mortgage and asset-backed debt securities	—	3	—	3
Corporate debt securities	—	1,891	—	1,891
Equity securities	—	4	—	4
Non-U.S. government debt securities	—	7	—	7
Total marketable securities	961	1,905	—	2,866
Other non-current investments(1)	—	19	—	19
Total	$961	$1,924	$—	$2,885
(1)    Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.
There were no transfers of investments into or out of Level 3 during the three months ended March 31, 2024 or 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2024 and December 31, 2023 consisted of the following (in millions):

	2024	2023
Vehicles	$11,970	$11,768
Aircraft	23,117	22,888
Land	2,129	2,138
Buildings	6,282	6,255
Building and leasehold improvements	5,295	5,241
Plant equipment	18,109	17,322
Technology equipment	2,677	2,656
Construction-in-progress	2,634	3,247
	72,213	71,515
Less: Accumulated depreciation and amortization	(35,045)	(34,570)
Property, Plant and Equipment, Net	$37,168	$36,945
Property, plant and equipment purchased on account was $204 and $309 million as of March 31, 2024 and December 31, 2023, respectively.
There were no material impairment charges for the three months ended March 31, 2024 or 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost for our company-sponsored pension and postretirement benefit plans for the three months ended March 31, 2024 and 2023 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2024	2023	2024	2023	2024	2023
Three Months Ended March 31:
Service cost	$310	$293	$5	$5	$11	$11
Interest cost	644	627	27	29	17	17
Expected return on assets	(771)	(742)	(1)	(3)	(21)	(21)
Amortization of prior service cost	38	27	—	—	—	—
Net periodic benefit cost	$221	$205	$31	$31	$7	$7
The components of net periodic benefit cost other than current service cost are presented within Investment income and other in the statements of consolidated income.
During the three months ended March 31, 2024, we contributed $19 million and $31 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We expect to contribute approximately $87 million over the remainder of the year to our U.S. postretirement medical benefit plans.
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
As of March 31, 2024 and December 31, 2023, we had $811 and $813 million, respectively, recorded in Other Non-Current Liabilities in our consolidated balance sheets and $9 million as of both March 31, 2024 and December 31, 2023 recorded in Other current liabilities in our consolidated balance sheets associated with our previous withdrawal from the New England Teamsters and Trucking Industry Pension Fund. This liability is payable in equal monthly installments over a remaining term of approximately 39 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of March 31, 2024 and December 31, 2023 was $685 and $710 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
UPS was a contributing employer to the Central States Pension Fund (“CSPF”) until 2007, at which time UPS withdrew from the CSPF. Under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), UPS agreed to provide coordinating benefits in the UPS/IBT Full Time Employee Pension Plan (“UPS/IBT Plan”) for UPS participants whose last employer was UPS and who had not retired as of January 1, 2008 (“the UPS Transfer Group”) in the event that benefits are reduced by the CSPF consistent with the terms of our withdrawal agreement with the CSPF. Under this agreement, benefits to the UPS Transfer Group cannot be reduced without our consent and can only be reduced in accordance with law.
Subsequent to our withdrawal, the CSPF incurred extensive asset losses and indicated that it was projected to become insolvent. In such event, the CSPF benefits would be reduced to the legally permitted Pension Benefit Guaranty Corporation ("PBGC") limits, triggering the coordinating benefits provision in the collective bargaining agreement.
In 2021, the American Rescue Plan Act ("ARPA") was enacted into law. The ARPA contains provisions that allow for qualifying multiemployer pension plans to apply for special financial assistance ("SFA") from the PBGC, which will be funded by the U.S. government. Following SFA approval, a qualifying multiemployer pension plan will receive a lump sum payment to enable it to continue paying unreduced pension benefits through 2051. The multiemployer plan is not obligated to repay the SFA. The ARPA is intended to prevent both the PBGC and certain financially distressed multiemployer pension plans, including the CSPF, from becoming insolvent through 2051. The CSPF submitted an application for SFA that was approved in December 2022. In January 2023, $35.8 billion was paid to the CSPF by the PBGC.

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
Collective Bargaining Agreements
We have approximately 310,000 employees in the U.S. employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters. These agreements are scheduled to expire on July 31, 2028.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of March 31, 2024 and December 31, 2023 (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
December 31, 2023:	$847	$503	$3,522	$4,872
Acquired	—	—	8	8
Currency / Other	—	(7)	(27)	(34)
March 31, 2024:	$847	$496	$3,503	$4,846
Changes in goodwill during the three months ended March 31, 2024 resulted from:
•An increase in goodwill of $8 million, as part of purchase accounting allocations relating to our acquisitions of MNX Global Logistics and Happy Returns in the fourth quarter of 2023. Certain areas of purchase accounting, including our estimates of tax positions, remain preliminary as of March 31, 2024.
•The remaining movements are due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
As of March 31, 2024, none of our reporting units had indications that an impairment was more likely than not. Approximately $1.5 billion of our consolidated goodwill balance of $4.8 billion is represented by our Global Freight Forwarding, our truckload brokerage ("Coyote") and Roadie reporting units which, based on our quarterly monitoring, are exhibiting a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. We do not expect any impairment would have a significant impact on our consolidated financial position, results of operations or cash flows.
Actual reporting unit performance, revisions to our forecasts of future performance, market factors, changes in estimates or assumptions in connection with our annual testing, or a combination thereof could result in an impairment charge in one or more of our reporting units during a future period. We continue to monitor business performance and external factors affecting our reporting units.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of intangible assets as of March 31, 2024 and December 31, 2023 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2024:
Capitalized software	$5,923	$(4,007)	$1,916
Licenses	45	(13)	32
Franchise rights	332	(48)	284
Customer relationships	1,114	(537)	577
Trade name	112	(19)	93
Trademarks, patents and other	377	(64)	313
Amortizable intangible assets	$7,903	$(4,688)	$3,215
Indefinite-lived intangible assets	93	—	93
Total Intangible Assets, Net	$7,996	$(4,688)	$3,308
December 31, 2023:
Capitalized software	$5,839	$(3,900)	$1,939
Licenses	30	(7)	23
Franchise rights	291	(49)	242
Customer relationships	1,115	(516)	599
Trade name	172	(30)	142
Trademarks, patents and other	320	(53)	267
Amortizable intangible assets	$7,767	$(4,555)	$3,212
Indefinite-lived intangible assets	93	—	93
Total Intangible Assets, Net	$7,860	$(4,555)	$3,305
A trade name and licenses with carrying values of $89 and $4 million, respectively, as of March 31, 2024 are deemed to be indefinite-lived intangible assets, and therefore are not amortized.
As of March 31, 2024, the estimated fair value of the indefinite-lived trade name associated with Coyote remained greater than its carrying value by less than 10 percent. The carrying value of this trade name is $89 million. Our truckload brokerage business continues to be negatively impacted by market conditions, which has resulted in revenue declines. We continue to monitor business performance and external factors affecting our valuation assumptions for this trade name. There were no events or changes in circumstances as of March 31, 2024 that would indicate the carrying amounts of our indefinite-lived intangible assets may be impaired as of the date of this report.
For the three months ended March 31, 2024, we recorded impairment charges related to finite-lived intangible assets of $48 million ($35 million after tax, or $0.04 per diluted share) within Other Expenses in our statement of consolidated income. These charges represented capitalized software license impairments of $7 million and a $41 million charge to write down the value of certain trade names acquired as part of our acquisition of Bomi Group as we consolidate our brands. There were no impairment charges for finite-lived intangible assets for the three months ended March 31, 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of March 31, 2024 and December 31, 2023 consisted of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2024	2023
Commercial paper	$—		$—	$2,172

Fixed-rate senior notes:
2.800% senior notes	500	2024	500	499
2.200% senior notes	400	2024	400	400
3.900% senior notes	1,000	2025	999	999
2.400% senior notes	500	2026	499	499
3.050% senior notes	1,000	2027	996	996
3.400% senior notes	750	2029	747	747
2.500% senior notes	400	2029	398	398
4.450% senior notes	750	2030	745	745
4.875% senior notes	900	2033	895	894
6.200% senior notes	1,500	2038	1,485	1,485
5.200% senior notes	500	2040	494	494
4.875% senior notes	500	2040	491	491
3.625% senior notes	375	2042	369	369
3.400% senior notes	500	2046	492	492
3.750% senior notes	1,150	2047	1,138	1,138
4.250% senior notes	750	2049	743	743
3.400% senior notes	700	2049	689	689
5.300% senior notes	1,250	2050	1,232	1,232
5.050% senior notes	1,100	2053	1,083	1,083
Floating-rate senior notes:
Floating-rate senior notes	1,562	2049-2073	1,544	1,545
Debentures:
7.620% debentures	276	2030	280	280
Pound Sterling notes:
5.500% notes	84	2031	83	84
5.125% notes	574	2050	546	550
Euro senior notes:
1.625% senior notes	755	2025	754	774
1.000% senior notes	539	2028	537	551
1.500% senior notes	539	2032	537	551
Canadian senior notes:
2.125% senior notes	554	2024	554	566
Finance lease obligations (see note 10)	460	2024-2046	460	472
Facility notes and bonds	320	2029-2045	320	320
Other debt	3	2024-2025	3	6
Total debt	$20,191		20,013	22,264
Less: current maturities			(1,164)	(3,348)
Long-term debt			$18,849	$18,916

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. There was no commercial paper outstanding as of March 31, 2024. The amount of commercial paper outstanding under these programs in 2024 is expected to fluctuate.
Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term debt in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised. As of March 31, 2024, we continued to classify our 2.200% senior notes with a principal balance of $400 million that mature in September 2024 as long-term debt in our consolidated balance sheet due to our intent and ability to refinance the debt.
Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion, and expires on December 3, 2024. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of March 31, 2024 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, may be used at our discretion.
The second agreement provides revolving credit facilities of $2.0 billion, and expires on December 7, 2026. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of March 31, 2024 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.
If the credit ratings established by Standard & Poor's and Moody's differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate.
There were no amounts outstanding under these facilities as of March 31, 2024.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2024, and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2024, 10% of net tangible assets was equivalent to $4.5 billion and we had no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $19.4 and $22.1 billion as of March 31, 2024 and December 31, 2023, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows (in millions):

	2024	2023
Operating lease costs	$231	$207
Finance lease costs:
Amortization of assets	35	29
Interest on lease liabilities	5	4
Total finance lease costs	40	33
Variable lease costs	76	72
Short-term lease costs	199	277
Total lease costs(1)	$546	$589
(1) This table excludes sublease income as it was not material for the three months ended March 31, 2024 or 2023.
In addition to the lease costs disclosed in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. There were no material lease impairments recognized during the three months ended March 31, 2024 or 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to leases and location within our consolidated balance sheets is as follows (in millions, except lease term and discount rate):

	March 31, 2024	December 31, 2023
Operating Leases:
Operating lease right-of-use assets	$4,223	$4,308

Current maturities of operating leases	$694	$709
Non-current operating leases	3,690	3,756
Total operating lease obligations	$4,384	$4,465

Finance Leases:
Property, plant and equipment, net	$727	$856

Current maturities of long-term debt, commercial paper and finance leases	$108	$104
Long-term debt and finance leases	352	368
Total finance lease obligations	$460	$472

Weighted average remaining lease term (in years):
Operating leases	10.7	10.8
Finance leases	7.2	7.4

Weighted average discount rate:
Operating leases	3.30%	3.20%
Finance leases	3.91%	3.88%

Supplemental cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$227	$212
Operating cash flows from finance leases	3	1
Financing cash flows from finance leases	26	48

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$151	$498
Finance leases	$14	$30

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease obligations as of March 31, 2024 were as follows (in millions):

	Finance Leases	Operating Leases
2024	$101	$609
2025	102	807
2026	77	697
2027	47	596
2028	41	449
Thereafter	173	2,102
Total lease payments	541	5,260
Less: Imputed interest	(81)	(876)
Total lease obligations	460	4,384
Less: Current obligations	(108)	(694)
Long-term lease obligations	$352	$3,690
As of March 31, 2024, we had $720 million of additional leases which had not commenced. These leases will commence later in 2024 or in 2025 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

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
Judicial Proceedings
We are a defendant in a number of lawsuits filed in state and federal courts containing various class action allegations under state wage-and-hour laws. We do not believe that any loss associated with any such matter will have a material impact on our financial condition, results of operations or liquidity.
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
Other Matters
In August 2016, Spain’s National Markets and Competition Commission ("CNMC") announced an investigation into 10 companies in the commercial delivery and parcel industry, including UPS, related to alleged nonaggression agreements to allocate customers. In May 2017, we received a Statement of Objections issued by the CNMC. In July 2017, we received a Proposed Decision from the CNMC. In March 2018, the CNMC adopted a final decision, finding an infringement and imposing an immaterial fine on UPS. We appealed the decision. In December 2022, a trial court ruled against us. We have filed an appeal before the Spanish Supreme Court. We are vigorously defending ourselves and believe that we have a number of meritorious defenses. There are also unresolved questions of law that could be important to the ultimate resolution of this matter. We do not believe that any loss from this matter would have a material impact on our financial condition, results of operations or liquidity.
The Securities and Exchange Commission (the "SEC") has been investigating our controls and practices surrounding impairment analyses in connection with the sale of UPS Freight in April 2021. Such analysis led to a non-cash goodwill impairment charge being recorded during the quarter ended December 31, 2020. Since March 2024, when the SEC staff informed the Company that it disagreed with the timing of the impairment, the Company has been discussing with the SEC staff the possibility of reaching a negotiated resolution. Although the Company cannot predict the ultimate outcome of the investigation with certainty, it believes the resolution of the SEC investigation will not have a material effect on the Company's financial condition, results of operations or liquidity. An accrual representing our best estimate of the impact of this regulatory matter is included in our consolidated balance sheet at March 31, 2024.
We are a party to various other matters that arose in the normal course of business. These include disputes with government authorities in various jurisdictions over the imposition of duties, fines, taxes and assessments from time to time. We are vigorously defending ourselves and believe that we have a number of meritorious defenses in these disputes. There are also unresolved questions of law that could be important to the ultimate resolution of these disputes. Accordingly, we are not able to estimate a possible loss or range of losses that may result from these disputes or to determine whether such losses, if any, would have a material impact on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol "UPS". Class A and B shares both have a $0.01 par value, and as of March 31, 2024, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of March 31, 2024, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling interests accounts for the three months ended March 31, 2024 and 2023 (in millions, except per share amounts):

Three Months Ended March 31:	2024		2023
	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of period	127	$2	134	$2
Stock award plans	2	—	3	—
Common stock issuances	—	—	1	—
Conversions of class A to class B common stock	(3)	—	(3)	—
Class A shares issued at end of period	126	$2	135	$2
Class B Common Stock:
Balance at beginning of period	726	$7	725	$7
Common stock purchases	—	—	(4)	—
Conversions of class A to class B common stock	3	—	3	—
Class B shares issued at end of period	729	$7	724	$7
Additional Paid-In Capital:
Balance at beginning of period		$—		$—
Stock award plans		(118)		345
Common stock purchases		—		(492)
Common stock issuances		118		147
Balance at end of period		$—		$—
Retained Earnings:
Balance at beginning of period		$21,055		$21,326
Net income attributable to controlling interests		1,113		1,895
Dividends ($1.63 and $1.62 per share) (1)		(1,414)		(1,453)
Common stock purchases		—		(258)
Other (2)		(73)		—
Balance at end of period		$20,681		$21,510
Non-Controlling Interests:
Balance at beginning of period		$8		$17
Change in non-controlling interest		16		(2)
Balance at end of period		$24		$15
(1) The dividend per share amount is the same for both class A and class B common stock. Dividends include $66 and $105 million as of March 31, 2024 and 2023, respectively, that were settled in shares of class A common stock.
(2) Includes adjustments related to certain stock-based awards.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We did not repurchase any shares under our share repurchase program during the three months ended March 31, 2024. We repurchased 4.1 million shares of class B common stock for $750 million during the three months ended March 31, 2023. These repurchases were completed as follows:
•In August 2021, the Board of Directors authorized the company to repurchase up to $5.0 billion of class A and class B common stock (the "2021 Authorization"). For the three months ended March 31, 2023, we repurchased 0.5 million shares of class B common stock for $82 million under this authorization.
•In January 2023, the Board of Directors terminated the 2021 Authorization and approved a new share repurchase authorization for $5.0 billion of class A and class B common stock (the "2023 Authorization"). For the three months ended March 31, 2023, we repurchased 3.6 million shares for $668 million under the 2023 Authorization.
As of March 31, 2024, we had $2.8 billion available under the 2023 Authorization. We do not currently anticipate any share repurchases in 2024.
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
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income (loss) for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023 was as follows (in millions):

Three Months Ended March 31:	2024	2023
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of period	$(1,248)	$(1,446)
Translation adjustment (net of tax effect of $6 and $(15))	(125)	115
Reclassification to earnings (net of tax effect of $0 and $0)	—	3
Balance at end of period	(1,373)	(1,328)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of period	(2)	(11)
Current period changes in fair value (net of tax effect of $0 and $1)	(1)	5
Reclassification to earnings (net of tax effect of $0 and $1)	—	2
Balance at end of period	(3)	(4)
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	(76)	167
Current period changes in fair value (net of tax effect of $33 and $(8))	103	(26)
Reclassification to earnings (net of tax effect of $(10) and $(16))	(30)	(51)
Balance at end of period	(3)	90
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(2,432)	(259)
Reclassification to earnings (net of tax effect of $8 and $7)	30	20
Balance at end of period	(2,402)	(239)
Accumulated other comprehensive income (loss) at end of period	$(3,781)	$(1,481)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from accumulated other comprehensive income (loss) to the statements of consolidated income for the three months ended March 31, 2024 and 2023 is as follows (in millions):

	Amount Reclassified from AOCI(1)		Affected Line Item in the Income Statement
Three Months Ended March 31:	2024	2023
Unrealized Gain (Loss) on Foreign Currency Translation:
Realized gain (loss) on business wind-down	$—	$(3)	Other expenses
Income tax (expense) benefit	—	—	Income tax expense
Impact on net income	—	(3)	Net income
Unrealized Gain (Loss) on Marketable Securities:
Realized gain (loss) on sale of securities	—	(3)	Investment income and other
Income tax (expense) benefit	—	1	Income tax expense
Impact on net income	—	(2)	Net income
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	(1)	(1)	Interest expense
Foreign currency exchange contracts	41	68	Revenue
Income tax (expense) benefit	(10)	(16)	Income tax expense
Impact on net income	30	51	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(38)	(27)	Investment income and other
Income tax (expense) benefit	8	7	Income tax expense
Impact on net income	(30)	(20)	Net income
Total amount reclassified for the period	$—	$26	Net income
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
Activity in the deferred compensation program for the three months ended March 31, 2024 and 2023 was as follows (in millions):

	2024		2023
Three Months Ended March 31:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$9		$13
Reinvested dividends		—		—
Benefit payments		(3)		(4)
Balance at end of period		$6		$9
Treasury Stock:
Balance at beginning of period	—	$(9)	—	$(13)
Reinvested dividends	—	—	—	—
Benefit payments	—	3	—	4
Balance at end of period	—	$(6)	—	$(9)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SEGMENT INFORMATION
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions. Global small package operations represent our most significant business. Supply Chain Solutions comprises the results of non-reportable operating segments that do not meet the quantitative and qualitative criteria of a reportable segment as defined under ASC Topic 280 – Segment Reporting.
U.S. Domestic Package
U.S. Domestic Package operations include the time-definite delivery of letters, documents and packages throughout the United States.
International Package
International Package operations include delivery to more than 200 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or destination outside the United States. International Package includes our operations in Europe, the Indian sub-continent, Middle East and Africa ("EMEA"), Canada and Latin America (together "Americas") and Asia.
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
In evaluating financial performance, we focus on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income and other, interest expense and income tax expense. Certain expenses are allocated between the segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the first quarter of 2024.
Results of operations for the three months ended March 31, 2024 and 2023 were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue:
U.S. Domestic Package	$14,234	$14,987
International Package	4,256	4,543
Supply Chain Solutions	3,216	3,395
Consolidated revenue	$21,706	$22,925
Operating Profit:
U.S. Domestic Package	$825	$1,466
International Package	656	828
Supply Chain Solutions	132	247
Consolidated operating profit	$1,613	$2,541

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per-share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to common shareowners	$1,113	$1,895
Denominator:
Weighted-average shares	853	858
Vested portion of restricted shares	3	4
Denominator for basic earnings per share	856	862
Effect of dilutive securities:
Restricted performance units	—	2
Stock options	1	1
Denominator for diluted earnings per share	857	865
Basic earnings per share(1)	$1.30	$2.20
Diluted earnings per share(1)	$1.30	$2.19
(1)    Earnings per share is computed using unrounded amounts.
Diluted earnings per share for the three months ended March 31, 2024 and 2023 excluded the effect of 0.5 and 0.2 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
Credit Risk Management
The forward contracts, swaps and options discussed below contain an element of risk that the counterparties may be unable to meet the terms of the agreements. We seek to minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines. We may further manage credit risk through the use of bilateral collateral provisions and/or early termination rights utilizing master netting arrangements, whereby cash is exchanged based on the net fair value of derivatives associated with each counterparty. The majority of these arrangements require exchange of collateral when positions exceed $250 million.
As of March 31, 2024 and December 31, 2023, we held cash collateral of $82 and $103 million, respectively, under these agreements. This collateral is included in Cash and cash equivalents in the consolidated balance sheets and is unrestricted. As of March 31, 2024, no collateral was required to be posted with our counterparties. As of December 31, 2023, we were required to post $13 million with our counterparties.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of March 31, 2024 and December 31, 2023, the notional amounts of our outstanding derivative positions were as follows (in millions):

		March 31, 2024	December 31, 2023
Currency hedges:
Euro	EUR	4,381	4,408
British Pound Sterling	GBP	716	663
Canadian Dollar	CAD	1,725	1,550
Hong Kong Dollar	HKD	3,715	1,822
As of March 31, 2024 and December 31, 2023, we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in the consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in the consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in the consolidated balance sheets had we elected to apply the right of offset as of March 31, 2024 and December 31, 2023 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$123	$95	$113	$73
Foreign currency exchange contracts	Other non-current assets	Level 2	72	63	49	19
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	—	—	—	—
Total Asset Derivatives			$195	$158	$162	$92

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$11	$26	$1	$4
Foreign currency exchange contracts	Other non-current liabilities	Level 2	23	65	—	21
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other non-current liabilities	Level 2	—	1	—	1
Total Liability Derivatives			$34	$92	$1	$26
Our foreign currency exchange rate derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, foreign currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of March 31, 2024 and December 31, 2023 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	March 31, 2024	March 31, 2024	December 31, 2023	December 31, 2023
Long-term debt and finance leases	$280	$4	$280	$4
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains (losses) that have been recognized in the statements of consolidated income for fair value and cash flow hedges, as well as the associated gain (loss) for the underlying hedged item for fair value hedges for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2024			2023
	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(1)	—	—	(1)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	41	—	—	68	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$41	$(1)	$—	$68	$(1)	$—

The following table indicates the amount of gains (losses) that have been recognized in AOCI for the three months ended March 31, 2024 and 2023 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended March 31:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2024	2023
Foreign currency exchange contracts	136	(34)
Total	$136	$(34)
As of March 31, 2024, there were $106 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending March 31, 2025. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 3 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three months ended March 31, 2024 and 2023 for those instruments designated as net investment hedges (in millions):

Three Months Ended March 31:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2024	2023
Foreign currency denominated debt	$66	$(73)
Total	$66	$(73)

Income Statement Recognition of Non-Designated Derivative Instruments
Derivative instruments that are not designated as hedges are recorded at fair value with unrealized gains and losses reported in earnings each period. Cash flows from the settlement of derivative instruments appear in the statements of consolidated cash flows within the same categories as the cash flows of the hedged item.
We may periodically terminate interest rate swaps and foreign currency exchange forward contracts or enter into offsetting swap and foreign currency positions with different counterparties. As part of this process, we de-designate our original hedge relationship.
Amounts recorded in the statements of consolidated income related to fair value changes and settlements of foreign currency forward contracts not designated as hedges for the three months ended March 31, 2024 and 2023 (in millions) were as follows:

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2024	2023
Three Months Ended March 31:
Foreign currency exchange contracts	Investment income and other	$(5)	$4
Total		$(5)	$4

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES
Our effective tax rate for the three months ended March 31, 2024 and 2023 was approximately 27.5% and 24.9%, respectively. The year-over-year increase in our effective tax rate was driven by share-based compensation shortfalls, unfavorable changes in uncertain tax positions and a non-deductible expense related to a regulatory matter.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. TRANSFORMATION COSTS
We are undertaking an enterprise-wide transformation of our organization that includes initiatives, as well as changes in processes and technology, that impact global direct and indirect operating costs. In 2023, we announced our "fit to serve" initiative, which is intended to right-size our business for the future through a workforce reduction of approximately 12,000 positions and create a more efficient operating model to enhance responsiveness to changing market dynamics. As of March 31, 2024 and December 31, 2023, an accrual for separation costs of $87 and $205 million, respectively, was included in our consolidated balance sheets, all of which we expect to pay during 2024.
The table below presents transformation costs for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Transformation Costs:
Compensation and benefits	$31	$(12)
Other expenses	15	15
Total Transformation Costs	$46	$3

Income Tax Benefit from Transformation Costs	(11)	—
After-Tax Transformation Costs	$35	$3
The income tax effects of transformation costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Through our Customer First, People Led, Innovation Driven strategy we are investing to grow in the premium parts of the market and drive efficiency across our network. We are focused on the parts of the market that value our end-to-end integrated network, including healthcare, commercial shippers and small- and medium-sized businesses ("SMBs"). Through our Network of the Future initiative, we are transforming our network by combining physical and digital capabilities, including our smart package smart facility RFID solution, to streamline our operations. We are also leveraging technology to add new capabilities and expand our addressable market.
During the first quarter, we took a number of steps in furtherance of this strategy. For example, we expanded our no box, no label returns service that combines the reach and capabilities of The UPS Store and Happy Returns, and we launched Roadie XD, adding capabilities for big and bulky long-zone deliveries for items that are incompatible with our small package network. Additionally, we continued to develop capabilities to enhance our SMB customer experience. In furtherance of our healthcare strategy, we opened a new facility at our global air hub specifically designed for complex healthcare shipments. For the remainder of 2024, we expect to continue investment in our network to drive further operational efficiencies.
On April 1, 2024, we announced that we entered into an agreement to expand our relationship with the U.S. Postal Service ("USPS"), providing for UPS to become the USPS primary air cargo provider within the United States.
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions.
During the first quarter of 2024, the macroeconomic environment remained challenging. Persistent soft demand, lack of growth in industrial production and continuing inflationary pressures contributed to volume declines in our global small package operations, although we experienced pockets of growth in certain markets and trade lanes. In Supply Chain Solutions, our freight forwarding businesses continued to be negatively impacted by soft demand and market overcapacity. Somewhat offsetting this was increased revenue in our logistics businesses, driven by growth in our healthcare operations and the impact of the acquisition of MNX Global Logistics in the fourth quarter of 2023.
We expect our second quarter earnings to be lower relative to 2023, primarily due to the higher labor costs associated with the first year of the Teamsters contract. However, we anticipate a return to operating profit growth during the second half of 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Highlights of our consolidated results, which are discussed in more detail below, include:

	Three Months Ended March 31,		Change
	2024	2023	$	%
Revenue (in millions)	$21,706	$22,925	$(1,219)	(5.3)%
Operating Expenses (in millions)	20,093	20,384	(291)	(1.4)%
Operating Profit (in millions)	$1,613	$2,541	$(928)	(36.5)%
Operating Margin	7.4%	11.1%
Net Income (in millions)	$1,113	$1,895	$(782)	(41.3)%
Basic Earnings Per Share	$1.30	$2.20	$(0.90)	(40.9)%
Diluted Earnings Per Share	$1.30	$2.19	$(0.89)	(40.6)%

Operating Days	63	64
Average Daily Package Volume (in thousands)	21,199	21,989		(3.6)%
Average Revenue Per Piece	$13.73	$13.74	$(0.01)	(0.1)%
•Average daily package volume in our global small package operations decreased, with declines in both commercial and residential shipments across all of our product segments. These declines were primarily the result of the challenging macroeconomic conditions.
•Revenue declined as well, driven by lower volume and relatively flat revenue per piece.
•Operating expenses decreased, due to a reduction in purchased transportation in all segments and reductions in fuel expenses in our small package operations, as well as the impact of our ongoing productivity initiatives.
•Operating profit and operating margin decreased as revenue declines were greater than operating expense reductions.
•We reported net income of $1.1 billion and diluted earnings per share of $1.30. Adjusted diluted earnings per share were $1.43 after adjusting for the after-tax impacts of:
◦transformation and other costs of $75 million, or $0.09 per diluted share, and
◦asset impairment charges of $35 million, or $0.04 per diluted share.
Within our segments, U.S. Domestic Package revenues and expenses were primarily impacted by the matters described above, with expense decreases partially offset by increases in union workforce compensation and benefits expense.
International Package segment revenues were also impacted by declines in demand related surcharges and currency fluctuations, partially offset by revenue per piece growth due to increases in base rates and changes in product and customer mix.
In Supply Chain Solutions, revenue decreases were driven by volume and market rate declines in Forwarding, somewhat offset by growth in our Logistics businesses. Expenses decreased primarily due to lower purchased transportation expense in Forwarding, partially offset by expense increases within Logistics.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supplemental Information - Items Affecting Comparability
We supplement the reporting of our financial information determined under generally accepted accounting principles in the United States ("GAAP") with certain non-GAAP financial measures. Non-GAAP financial measures exclude costs or charges that we do not consider a part of underlying business performance when monitoring and evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards. As a result, we believe excluding the impact of these items better enables users of our financial statements to view and evaluate underlying business performance from the perspective of management.
Adjusted financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Our adjusted financial measures do not represent a comprehensive basis of accounting and therefore may not be comparable to similarly titled measures reported by other companies. Adjusted amounts reflect the following (in millions):

	Three Months Ended March 31,
Non-GAAP Adjustments	2024	2023
Operating Expenses:
Transformation and Other Costs	$86	$3
Asset Impairment Charges	48	8
Total Adjustments to Operating Expenses	$134	$11

Total Adjustments to Income Before Income Taxes	$134	$11

Income Tax (Benefit) Expense:
Transformation and Other Costs	$(11)	$—
Asset Impairment Charges	(13)	(2)
Total Adjustments to Income Tax (Benefit) Expense	$(24)	$(2)

Total Adjustments to Net Income	$110	$9
The income tax impacts of these items are calculated at the statutory tax rates applicable in each tax jurisdiction.
Transformation and Other Costs, and Asset Impairment Charges
We supplement the presentation of our operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of charges related to transformation and other activities, and asset impairments. For more information regarding transformation activity charges, see note 17 to the unaudited, consolidated financial statements, for other charges, see note 11 to the unaudited, consolidated financial statements, and for asset impairment charges, see note 8 to the unaudited, consolidated financial statements.

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
For additional information, see note 7 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Segment Review
The results and discussions that follow are reflective of how management monitors and evaluates the performance of our segments as defined in note 13 to the unaudited, consolidated financial statements.
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates would directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, or as necessary to reflect changes in our businesses. While there were no significant changes to our allocation methodologies in the first quarter of 2024, we expect additional air cargo volumes from our recently-announced agreement with the USPS will result in a greater share of air network expense being allocated to Supply Chain Solutions beginning in the second quarter of 2024.
As a normal part of managing our air network, we routinely idle aircraft and engines temporarily for maintenance or to adjust network capacity. As a result of the reduction in volumes experienced during the quarter, we temporarily idled certain aircraft within our network in order to better match capacity with current demand. Temporarily idled assets are classified as held-and-used, and we continue to record depreciation expense for these assets. As of March 31, 2024, we had eight aircraft temporarily idled for an average period of approximately two months. We expect these aircraft to return to revenue service during 2024.
We test goodwill and other indefinite-lived intangible assets for impairment annually at July 1 and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying value thereof may be impaired. Testing goodwill and other indefinite-lived intangible assets for impairment requires that we make a number of significant assumptions, including assumptions related to future revenues, costs, capital expenditures, working capital, our cost of capital and market comparables. We are also required to make assumptions relating to our overall business and operating strategy, and the regulatory and market environment.
Challenging macroeconomic and uncertain geopolitical conditions continue to impact demand for our services. While we do not believe it is more likely than not that our reporting units’ fair values are less than their carrying values as of March 31, 2024, these external conditions or other factors, including market comparables, may negatively impact certain estimates and assumptions that we use in developing our reporting units' fair values. Such impacts may be more pronounced for reporting units whose fair values do not significantly exceed their carrying values.
As of March 31, 2024, none of our reporting units had indications that an impairment was more likely than not. Approximately $1.5 billion of our consolidated goodwill balance of $4.8 billion is represented by our Global Freight Forwarding, Coyote and Roadie reporting units which, based on our quarterly monitoring, are exhibiting a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. We do not expect any impairment would have a significant impact on our consolidated financial position, results of operations or cash flows.
Actual reporting unit performance, revisions to our forecasts of future performance, market factors, changes in estimates or assumptions in connection with our annual testing, or a combination thereof could result in an impairment charge in one or more of our reporting units during a future period. We continue to monitor business performance and external factors affecting our reporting units.
Additionally, as of March 31, 2024, the estimated fair value of the indefinite-lived trade name associated with our truckload brokerage business, Coyote, remained greater than its carrying value by less than 10 percent. The carrying value of this trade name is $89 million. During the quarter, our truckload brokerage business continued to be negatively impacted by market conditions, which resulted in revenue declines. We continue to monitor business performance and external factors affecting our valuation assumptions for this trade name. As previously disclosed, we are continuing to evaluate strategic alternatives relating to this business.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended March 31,		Change
	2024	2023	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,590	1,737		(8.5)%
Deferred	1,047	1,139		(8.1)%
Ground	15,438	15,796		(2.3)%
Total Average Daily Package Volume	18,075	18,672		(3.2)%
Average Revenue Per Piece:
Next Day Air	$23.12	$22.14	$0.98	4.4%
Deferred	17.53	16.38	1.15	7.0%
Ground	11.07	11.21	(0.14)	(1.2)%
Total Average Revenue Per Piece	$12.50	$12.54	$(0.04)	(0.3)%
Operating Days in Period	63	64
Revenue (in millions):
Next Day Air	$2,316	$2,461	$(145)	(5.9)%
Deferred	1,156	1,194	(38)	(3.2)%
Ground	10,762	11,332	(570)	(5.0)%
Total Revenue	$14,234	$14,987	$(753)	(5.0)%
Operating Expenses (in millions):
Operating Expenses	$13,409	$13,521	$(112)	(0.8)%
Transformation Costs	(9)	(22)	13	(59.1)%
Asset Impairment Charges	(5)	—	(5)	N/A
Adjusted Operating Expense	$13,395	$13,499	$(104)	(0.8)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$825	$1,466	$(641)	(43.7)%
Adjusted Operating Profit	$839	$1,488	$(649)	(43.6)%
Operating Margin	5.8%	9.8%
Adjusted Operating Margin	5.9%	9.9%
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
First quarter 2024 vs. 2023	(4.2)%	0.4%	(1.2)%	(5.0)%
Revenue was also negatively impacted by having one less operating day in the first quarter of 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased, with reductions in both residential and commercial volume. Challenging macroeconomic conditions, including weakness in manufacturing output, drove the overall volume decline. We anticipate that year-over-year average daily volume will increase each quarter for the remainder of 2024.
Business-to-consumer volume declined 1.5% in the quarter as a result of the factors discussed above, with declines from both large customers and SMBs.
Business-to-business volume declined 5.5% in the quarter for the reasons described above, driven by declines across a number of sectors including retail, technology and manufacturing. Returns volume increased in the quarter, partially attributable to our addressable market expansion with capabilities like no box, no label returns through Happy Returns and the convenience of our The UPS Store locations.
Within our Air products, average daily volume decreases were driven by continued execution under the contract terms with our largest customer as planned, as well as by the impact of other customers making cost trade-offs to our ground network.
Average daily volumes for Ground commercial shipments decreased by 5.6%, due to the general economic conditions discussed above. Overall Ground residential volumes were relatively flat, as the decreases were offset by a 10.8% increase in SurePost volume from large customers. We expect volume to increase in the second quarter, driven by anticipated volume from large customers.
Revenue Per Piece
In December 2023, we implemented an average 5.9% net increase in base and accessorial rates for both our Air and Ground products. Revenue per piece from our Air products increased for the quarter, while revenue per piece from our Ground products declined. The increase in base and accessorial rates favorably impacted revenue per piece from both Air and Ground products, although it was partially offset by decreases in fuel surcharge revenues and average billable weight per piece, coupled with an unfavorable shift in product mix within our Ground products.
We continue to execute on pricing and revenue quality initiatives within our strategy, and anticipate revenue per piece will remain relatively flat in the second quarter before returning to growth during the second half of 2024.
Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that adjusts weekly. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price.
Fuel surcharge revenue decreased $184 million for the quarter, driven by reductions in price per gallon and the impact of lower volumes. We expect fuel surcharge revenue to increase in the second quarter, primarily due to volume growth and the impact of higher surcharge modifiers.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses and adjusted operating expenses decreased for the quarter. The costs of operating our integrated air and ground network decreased $291 million, and other operating costs decreased $224 million. In addition to the impact of one less operating day in 2024, the decrease in operating expenses was primarily due to:
•A reduction in purchased transportation costs and aircraft block hours, resulting from lower overall volumes and the impact of network optimization initiatives, which drove a reduction in ground volume handled by third-party carriers.
•Lower fuel expense driven by lower volume and decreases in the price of jet fuel, diesel and gasoline. We expect fuel expense to remain relatively flat in the second quarter of 2024.
These reductions were partially offset by increases of $311 million in pickup and delivery costs and $100 million in sortation costs that were driven by increased compensation and benefits expense for our union workforce. Compensation expense increased due to the contractual rates under our Teamsters contract, partially offset by a reduction in direct labor hours. Contractual rate increases for contributions to multiemployer benefit plans drove the increase in benefits expense.
Total cost per piece increased 4.2% for the quarter and adjusted cost per piece increased 4.1%, as the reduction in volume more than offset the decrease in overall expenses. We anticipate the cost per piece growth rate will increase further in the second quarter and then moderate for the remainder of the year.
Operating Profit and Margin
As a result of the factors described above, revenue declines were greater than operating expense reductions and operating profit decreased $641 million in the first quarter, with operating margin decreasing 400 basis points to 5.8%. Adjusted operating profit decreased $649 million, with adjusted operating margin decreasing 400 basis points to 5.9%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended March 31,		Change
	2024	2023	$	%
Average Daily Package Volume (in thousands):
Domestic	1,503	1,635		(8.1)%
Export	1,621	1,682		(3.6)%
Total Average Daily Package Volume	3,124	3,317		(5.8)%
Average Revenue Per Piece:
Domestic	$8.01	$7.59	$0.42	5.5%
Export	32.80	33.00	(0.20)	(0.6)%
Total Average Revenue Per Piece	$20.87	$20.47	$0.40	2.0%
Operating Days in Period	63	64
Revenue (in millions):
Domestic	$758	$794	$(36)	(4.5)%
Export	3,350	3,552	(202)	(5.7)%
Cargo and Other	148	197	(49)	(24.9)%
Total Revenue	$4,256	$4,543	$(287)	(6.3)%
Operating Expenses (in millions):
Operating Expenses	$3,600	$3,715	$(115)	(3.1)%
Transformation Costs	(24)	22	(46)	N/A
Asset Impairment Charges	(2)	—	(2)	N/A
Adjusted Operating Expenses	$3,574	$3,737	$(163)	(4.4)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$656	$828	$(172)	(20.8)%
Adjusted Operating Profit	$682	$806	$(124)	(15.4)%
Operating Margin	15.4%	18.2%
Adjusted Operating Margin	16.0%	17.7%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(25)
Operating Expenses			(2)
Operating Profit			$(27)
* Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
First quarter 2024 vs. 2023	(6.0)%	1.6%	(1.3)%	(0.6)%	(6.3)%
Revenue was also negatively impacted by having one less operating day in the first quarter of 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume for both export and domestic products decreased in the quarter. Business-to-consumer volume decreased 11.1% and business-to-business volume decreased 3.7%. Challenging economic conditions and geopolitical factors contributed to the volume declines. Volume declines were primarily attributable to SMBs, although volume from large customers also declined, with declines driven by the retail and manufacturing sectors, while the technology sector exhibited moderate volume growth. We expect year-over-year average daily volume to be relatively flat in the second quarter and to improve in the second half of the year, dependent on an improvement in global macroeconomic conditions.
Export volume decreased for the quarter, primarily driven by declines on intra-Europe trade lanes. These declines were partially offset by increases on the Americas to U.S. trade lanes, as manufacturing and distribution moves closer to the U.S. consumer market. We also experienced volume improvements on the China to U.S. trade lane during the quarter. The intra-Europe volume decline was primarily due to lower consumer spending as a result of economic conditions.
Our premium products experienced volume declines of 9.6% for the quarter, primarily in our Worldwide and Transborder Express Saver products. These declines resulted from continuing shifts in customer product preferences. Volume in our non-premium products decreased 1.6% for the quarter, driven by declines in our Transborder Standard product, primarily within Europe. The declines in both our premium and non-premium products were due to the macroeconomic conditions described above.
Domestic volume declined in the quarter, with the largest declines in Germany, Canada and the United Kingdom as challenging economic conditions in those countries reduced consumer spending.
Revenue Per Piece
In December 2023, we implemented an average 5.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Total revenue per piece increased 2.0% for the quarter, primarily due to base rate increases. This was partially offset by declines in fuel and demand-related surcharges, as well as unfavorable currency movements. Excluding the impact of currency, revenue per piece increased 2.5% for the quarter. We anticipate overall revenue per piece growth will be relatively flat in the second quarter and will decline in the second half of the year due to the continued shift to non-premium products.
Export revenue per piece decreased 0.6% for the quarter. The decrease was primarily attributable to changes in product mix due to the shifts in customer preferences. Declines in revenue per piece were mostly offset by base rate increases. Excluding the impact of currency, export revenue per piece remained flat relative to last year.
Domestic revenue per piece increased 5.5% for the quarter, primarily due to the rate increases discussed above. Excluding the impact of currency, domestic revenue per piece increased 6.1% for the quarter.
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
Total international fuel surcharge revenue decreased $59 million for the quarter, due to a decrease in price per gallon and volume declines, partially offset by higher surcharge modifiers. Based on our current commodity market outlook, we expect fuel surcharge revenue will increase in the second quarter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses and adjusted operating expenses decreased for the quarter, primarily due to:
•Reductions in the cost of operating our integrated air and ground network, which decreased $125 million, driven by lower fuel prices and reductions in air charters and aircraft block hours.
•Lower pickup and delivery costs, which decreased $22 million as a result of lower volumes and the impact of cost management initiatives.
On an unadjusted basis, these reductions were partially offset by the impact of year-over-year increases in employee separation costs as we continued to right-size our business.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $172 million for the quarter, with operating margin decreasing 280 basis points to 15.4%. Adjusted operating profit decreased $124 million and adjusted operating margin decreased 170 basis points to 16.0%.
Increased geopolitical uncertainty continues to impact volumes in our International Package segment. As previously disclosed, substantially all of our operations in Russia and Belarus have been suspended, and we expect to complete the liquidation of our Small Package and Forwarding and Logistics subsidiaries in these countries by end of 2024. Substantially all of our operations in Ukraine remain indefinitely suspended. These actions have not had, and are not expected to have, a material impact on us.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Three Months Ended March 31,		Change
	2024	2023	$	%
Revenue (in millions):
Forwarding	$1,280	$1,514	$(234)	(15.5)%
Logistics	1,542	1,410	132	9.4%
Other	394	471	(77)	(16.3)%
Total Revenue	$3,216	$3,395	$(179)	(5.3)%
Operating Expenses (in millions):
Operating Expenses	$3,084	$3,148	$(64)	(2.0)%
Transformation and Other Costs	(53)	(3)	(50)	N/M
Asset Impairment Charges	(41)	(8)	(33)	412.5%
Adjusted Operating Expenses:	$2,990	$3,137	$(147)	(4.7)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$132	$247	$(115)	(46.6)%
Adjusted Operating Profit	$226	$258	$(32)	(12.4)%
Operating Margin	4.1%	7.3%
Adjusted Operating Margin	7.0%	7.6%
Currency Benefit / (Cost) – (in millions)*:
Revenue			$(14)
Operating Expenses			20
Operating Profit			$6
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended March 31,		Change
	2024	2023	$	%
Adjustments to Operating Expenses (in millions):
Transformation and Other Costs
Forwarding	$7	$1	$6	600.0%
Logistics	6	2	4	200.0%
Other	40	—	40	N/A
Total Transformation and Other Costs	$53	$3	$50	N/M
Asset Impairment Charges
Forwarding	$—	$8	$(8)	(100.0)%
Logistics	41	—	41	N/A
Other	—	—	—	—%
Total Asset Impairment Charges	$41	$8	$33	412.5%
Total Adjustments to Operating Expenses	$94	$11	$83	754.5%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue in Supply Chain Solutions decreased for the quarter. This was primarily due to declines in our Forwarding business, with both truckload brokerage and freight forwarding revenues decreasing, and declines within certain of our other businesses. These declines were partially offset by revenue growth in our Logistics businesses.
•Revenue in our truckload brokerage business decreased $148 million due to lower volumes and a decline in market rates. These decreases were partially offset by volume increases from SMBs as a result of our revenue quality initiatives.
•International airfreight revenue decreased approximately $53 million due to continued weakness in market demand, impacting both volumes and rates. We expect improvements in market demand and tightening capacity, particularly on Asia export lanes, which are expected to lead to revenue growth in the second half of 2024.
•The remaining reduction in revenue was primarily attributable to our ocean freight forwarding business, driven by a change in product mix that drove growth in volume but at lower rates. We expect revenue to remain challenged in the second quarter as capacity increases are expected to continue to exceed demand.
Within our Logistics businesses, revenue increased $132 million. The acquisition of MNX Global Logistics in the fourth quarter of 2023 contributed $90 million of the increase, with the remainder driven by growth in clinical trials and pharmaceuticals within our healthcare operations. Revenue in mail services remained relatively flat as rate increases and a favorable shift in product characteristics were offset by a decrease in volume.
Revenue from other businesses within Supply Chain Solutions decreased, driven by a reduction of $69 million from lower volumes under contracts with the USPS. Revenue from transition services provided to the acquirer of UPS Freight declined $34 million as we continue to wind down these arrangements. These reductions were partially offset by higher revenue from our digital businesses due to business growth and the impact of the acquisition of Happy Returns in the fourth quarter of 2023. We expect revenue from our other Supply Chain Solutions businesses will increase during the second half of 2024 as this is where we will report the revenue related to the additional air cargo volume under our recently announced agreement with the USPS.
Operating Expenses
Total operating expenses and adjusted operating expenses within Supply Chain Solutions decreased for the quarter.
Forwarding operating expenses decreased $229 million, primarily due to a reduction of approximately $196 million in purchased transportation expense as a result of lower market rates across our businesses, and decreased volumes in both the airfreight and truckload brokerage businesses. We expect our operating expenses will increase during the second half of 2024 driven by expected higher volumes.
Logistics operating expenses increased $124 million, driven by the impact of the acquisition of MNX Global Logistics which contributed $88 million of the increase. Expenses in our healthcare operations increased $43 million, primarily due to higher rates for third-party transportation. Operating expenses in mail services were relatively flat. On an unadjusted basis, Logistics operating expenses were also impacted by a charge to write down the value of certain trade names acquired as part of the Bomi Group acquisition.
Expenses in our other Supply Chain Solutions businesses decreased, largely driven by the reduction in transportation costs incurred to fulfill our obligations to the USPS under existing agreements. Costs incurred to procure transportation for, and provide transition services to, the acquirer of UPS Freight also decreased as we continued to wind down these arrangements. These decreases were partially offset by higher operating costs within our digital businesses. On an unadjusted basis, these decreases were offset by the impact of transformation and other costs, including an expense related to a regulatory matter. We expect expenses in our other Supply Chain Solutions businesses will increase during the second half of 2024, as this is where we will report expenses related to the additional air cargo volume under our recently announced agreement with the USPS.
Operating Profit and Margin
As a result of the factors described above, total operating profit decreased $115 million, with operating margin decreasing 320 basis points to 4.1%. On an adjusted basis, operating profit decreased $32 million with adjusted operating margin decreasing 60 basis points to 7.0%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,639	$11,464	$175	1.5%
Transformation and Other Costs	(31)	12	(43)	N/A
Adjusted Compensation and benefits	$11,608	$11,476	$132	1.2%

Repairs and maintenance	$718	$725	$(7)	(1.0)%
Depreciation and amortization	898	834	64	7.7%
Purchased transportation	3,246	3,541	(295)	(8.3)%
Fuel	1,060	1,271	(211)	(16.6)%
Other occupancy	564	551	13	2.4%
Other expenses	1,968	1,998	(30)	(1.5)%
Total Other expenses	8,454	8,920	(466)	(5.2)%
Transformation and Other Costs	(55)	(15)	(40)	266.7%
Asset Impairment Charges	(48)	(8)	(40)	500.0%
Adjusted Total Other expenses	$8,351	$8,897	$(546)	(6.1)%

Total Operating Expenses	$20,093	$20,384	$(291)	(1.4)%
Adjusted Total Operating Expenses	$19,959	$20,373	$(414)	(2.0)%

Currency (Benefit) / Cost - (in millions)*			$(18)
* Amount represents the change in currency translation compared to the prior year.

	Three Months Ended March 31,		Change
	2024	2023	$	%
Adjustments to Operating Expenses (in millions):
Transformation and Other Costs
Compensation	$5	$5	$—	—%
Benefits	26	(17)	43	N/A
Other expenses	55	15	40	266.7%
Total Transformation and Other Costs	$86	$3	$83	N/M
Asset Impairment Charges
Other expenses	$48	$8	$40	500.0%
Total Adjustments to Operating Expenses	$134	$11	$123	N/M

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Total compensation and benefits and adjusted total compensation and benefits increased in the first quarter. Compensation costs increased $97 million. The principal factors contributing to the increase were:
•Direct labor costs increased $199 million. Contractual wage rate increases for our U.S. union workforce resulted in an increase in costs of $328 million. This was partially offset by the impact of reductions in U.S. direct labor hours and administrative headcount due to volume declines, which reduced expense by $207 million. The remaining increase was driven by changes in seniority within our workforce. We expect wage rate growth to remain elevated on a year-over-year basis in the second quarter before moderating during the second half of 2024 as a result of the terms of our contract with the Teamsters.
•Management compensation costs decreased $73 million due to a reduction in incentive compensation expense and lower overall headcount.
Benefits costs increased $78 million for the quarter, and increased $35 million on an adjusted basis. The principal factors driving the increase were:
•Accruals for paid time off, payroll taxes and other costs increased $43 million, primarily due to contractual wage rate growth.
•Health and welfare costs increased $39 million, driven by increased contributions to multiemployer plans as a result of contractually-mandated rate increases.
•Workers' compensation expense decreased $29 million due to favorable developments in prior year claims counts.
•Pension and other postretirement benefits expense decreased $12 million as reductions in participating headcount more than offset increases in service costs under Company-sponsored plans due to lower discount rates and benefit increases under the terms of the Teamsters contract.
•Other employee benefits expense increased $37 million due to separation costs incurred as we continued to right-size our business for the future. On an adjusted basis, other employee benefits expense remained relatively flat.
Repairs and Maintenance
The decrease in repairs and maintenance expense was primarily due to the deferral of aircraft engine maintenance, as the declines in volume resulted in the temporary idling of certain aircraft. This was partially offset by an increase in routine repairs to buildings and facilities. We expect these expense trends to continue in the second quarter.
Depreciation and Amortization
We incurred higher depreciation expense as a result of facility automation and expansion projects coming into service. Amortization expense for capitalized software investments in support of our strategic initiatives increased, and we recorded additional amortization expense for intangible assets due to the acquisitions of MNX Global Logistics and Happy Returns in the fourth quarter of 2023.
Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers decreased for the quarter. The changes were primarily driven by:
•Supply Chain Solutions expense decreased $123 million, driven by volume declines and lower market rates paid for services in our Forwarding businesses. This was partially offset by expense increases in our logistics operations due to business growth and the impact of the acquisition of MNX Global Logistics.
•U.S. Domestic expense decreased $116 million due to overall volume declines, a reduction in ground volume handled by third-party carriers and other network optimization initiatives. These decreases were partially offset by an increase in delivery costs for our SurePost product as a result of higher volume.
•International Package expense decreased $56 million, primarily due to declines in volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Fuel
The reduction in fuel expense for the quarter was driven by lower prices for jet fuel, diesel and gasoline, and the impact of lower volumes. Market prices and the manner in which we purchase fuel influence our costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs.
Other Occupancy
Other occupancy expense increased for the quarter, primarily due to increases in property rents. A decrease in utilities expense as a result of declines in rates and usage was offset by higher costs related to winter weather events.

Other Expenses
Other expenses decreased $30 million for the quarter. We recorded a $41 million charge to write down the value of certain trade names acquired as part of our acquisition of Bomi Group as we consolidate our brands, and a $7 million impairment charge related to software licenses. Additionally, we incurred $55 million of transformation and other costs, including an expense related to a regulatory matter. On an adjusted basis, other expenses decreased $110 million, primarily due to the following:
•A reduction in outsourcing and consulting fees of $50 million driven by a decrease in project-based engagements and higher capitalization of third-party software development costs.
•Reductions in vehicle lease expense of $57 million due to volume declines.
•Claims expense decreased $20 million due to a reduction in the volume of customer claims.
These reductions were partly offset by:
•Credit loss increases of $47 million across our segments as a result of an increased number of customer bankruptcies and increases in reserves.
•RFID supplies for Smart Package Smart Facility increased $30 million as we expanded utilization.
•Hosted software application fees and other technology costs that support ongoing investments in our digital transformation increased $15 million.
Other expense reductions during the quarter were primarily associated with volume declines, including employee-related expenses, airline operational expenses, advertising costs and insurance.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income (Expense)
The following table sets forth investment income and other and interest expense for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Investment Income and Other	$118	$169	$(51)	(30.2)%
Interest Expense	(195)	(188)	(7)	3.7%
Total Other Income (Expense)	$(77)	$(19)	$(58)	305.3%
Investment Income and Other
Investment income decreased for the quarter, primarily due to a reduction in invested balances and year-over-year changes in certain non-current investments. Other pension income remained flat as higher expected returns on pension assets were offset by an increase in interest cost as a result of plan growth and changes in demographic assumptions.
Interest Expense
Interest expense increased for the quarter due to higher average outstanding debt balances, partially offset by an increase in capitalized interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Income Tax Expense	$423	$627	$(204)	(32.5)%
Income Tax Impact of:
Transformation and Other Costs	11	—	11	N/A
Asset Impairment Charges	13	2	11	550.0%
Adjusted Income Tax Expense	$447	$629	$(182)	(28.9)%
Effective Tax Rate	27.5%	24.9%
Adjusted Effective Tax Rate	26.8%	24.8%
For additional information on our income tax expense and effective tax rate, see note 16 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of March 31, 2024, we had $4.5 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures, pension contributions, planned acquisitions, transformation costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Three Months Ended March 31,
	2024	2023
Net income	$1,113	$1,895
Non-cash operating activities (1)	1,308	1,226
Pension and postretirement medical benefit plan contributions (company-sponsored plans)	(50)	(1,277)
Hedge margin receivables and payables	(8)	(159)
Income tax receivables and payables	257	426
Changes in working capital and other non-current assets and liabilities	696	278
Other operating activities	—	(32)
Net cash from operating activities	$3,316	$2,357
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
Net cash from operating activities increased $959 million for the quarter primarily due to a decrease in contributions to our company-sponsored, defined benefit pension and postretirement medical plans. Net cash was also favorably impacted by:
•A reduction in hedge margin collateral outflows due to changes in the fair value of derivative contracts used in our currency hedging programs.
•Working capital benefits from lower incentive compensation payments and payment of deferred employer payroll taxes in 2023 that did not repeat.
These factors were partially offset by:
•The reduction in net income.
•A decrease in income taxes payable, primarily driven by business performance.
As of March 31, 2024, approximately $2.0 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts, strategic operating needs and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases, pension contributions and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided. As of March 31, 2024, we had $93 million of restricted cash. For more information on restricted cash, see note 1 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) from investing activities	$1,566	$(1,813)

Capital Expenditures:
Buildings, facilities and plant equipment	$(327)	$(368)
Aircraft and parts	(174)	(71)
Vehicles	(349)	(13)
Information technology	(185)	(157)
Total Capital Expenditures	$(1,035)	$(609)

Capital Expenditures as a % of revenue	4.8%	2.7%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$13	$5
Net (purchases) sales and maturities of marketable securities	$2,646	$(1,192)
Acquisitions, net of cash acquired	$(44)	$(34)
Other investing activities	$(14)	$17
We have commitments for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. Our 2024 investment program anticipates investments in technology initiatives and enhanced network capabilities, including approximately $1.0 billion of projects that support our environmental sustainability goals. It also provides for the maintenance of buildings, facilities and equipment and replacement of certain aircraft within our fleet. We currently expect that our capital expenditures will total approximately $4.5 billion in 2024, of which approximately 50 percent will be allocated to network enhancement projects and other technology initiatives.
For the quarter, total capital expenditures increased, primarily due to:
•Vehicle expenditure increases, driven by the timing of payments and availability of vehicle replacements.
•Information technology expenditure increases due to additional deployments of technology equipment and capitalized software projects.
•Aircraft expenditure increases due to final payments associated with the delivery of aircraft.
These were partially offset by decreased spending on buildings, facilities and plant equipment, driven by the timing of network enhancement projects.
We received cash proceeds of $2.6 billion from the sale of marketable securities due to the liquidation of our portfolio to provide additional resources for short-term and strategic operating needs.
Cash paid for acquisitions in both 2024 and 2023 related to the purchase of development areas for The UPS Store. Other investing activities were impacted by changes in our non-current investments, purchase contract deposits and various other immaterial items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (in millions, except per share data):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) from financing activities	$(3,666)	$4
Share Repurchases:
Cash paid to repurchase shares	$—	$(751)
Number of shares repurchased	—	(4.1)
Shares outstanding at period end	855	859
Dividends:
Dividends declared per share	$1.63	$1.62
Cash paid for dividends	$(1,348)	$(1,348)
Borrowings:
Net borrowings (repayments) of debt principal	$(2,198)	$2,438
Other Financing Activities:
Cash received for common stock issuances	$54	$49
Other financing activities	$(174)	$(384)
Capitalization:
Total debt outstanding at period end	$20,013	$22,188
Total shareowners’ equity at period end	16,933	20,053
Total capitalization	$36,946	$42,241
We did not repurchase any shares under our stock repurchase program during first quarter of 2024, and we do not currently anticipate repurchasing any shares during the remainder of the year. We repurchased 4.1 million shares of class B common stock for $750 million during the first quarter of 2023. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. In the first quarter, we increased our quarterly cash dividend from $1.62 to $1.63 per share.
There were no issuances of debt during the quarter. Issuances of debt during the first quarter of 2023 consisted of fixed and floating rate senior notes of varying maturities totaling $2.5 billion.
Repayments of debt during the quarter consisted of $2.2 billion of short- and long-term commercial paper as well as scheduled principal payments on our finance lease obligations. In the first quarter of 2023, we made scheduled principal payments on our finance lease obligations and repaid certain amounts assumed in the Bomi Group acquisition.
As of March 31, 2024, we had $1.5 billion of fixed-rate senior notes outstanding that mature in 2024. We intend to repay or refinance these amounts when due. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Outstanding balance at quarter end ($)	Average balance outstanding ($)	Average interest rate
2024
USD	$—	$552	5.45%
Total	$—
As of March 31, 2024, we had no outstanding balances under our U.S. or European commercial paper programs.
The variation in cash received from common stock issuances primarily resulted from activity within the UPS 401(k) Savings Plan and our employee stock purchase plan in both the current and comparative period.
Other financing activities includes cash used to repurchase shares to satisfy tax withholding obligations on vested employee stock awards. Cash outflows for this purpose were $177 and $363 million for the first quarter of 2024 and 2023, respectively. The decrease was driven by changes in required repurchase amounts.
Except as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, we do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
Sources of Credit
See note 9 to the unaudited, consolidated financial statements for a discussion of our available credit and the financial covenants that we are subject to as part of our credit agreements.
Contractual Commitments
There have been no material changes to the contractual commitments described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2024	December 31, 2023
Currency Derivatives	$161	$66
As of March 31, 2024 and December 31, 2023, we had no outstanding commodity hedge positions.
The information concerning market risk in Item 7A under the caption "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2023 is incorporated herein by reference.
Our market risks, hedging strategies and financial instrument positions as of March 31, 2024 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. In the first quarter of 2024, we entered into foreign currency exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forward contracts expire. The fair value changes between December 31, 2023 and March 31, 2024 in the preceding table are primarily due to foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering all of our derivative positions) containing early termination rights and/or bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties. The majority of these agreements require exchange of collateral when positions exceed $250 million.
Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. As of March 31, 2024, we held cash collateral of $82 million and were not required to post any collateral with our counterparties under these agreements. We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
For a discussion of material legal proceedings affecting the Company, see note 11 to the unaudited, consolidated financial statements included in this report.
Item 1A.Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023. The occurrence of any of the risks described therein could materially affect us, including impacting our business, financial condition, results of operations, stock price or credit rating, as well as our reputation. These risks are not the only ones we face. We could also be materially adversely affected by other events, factors or uncertainties that are unknown to us, or that we do not currently consider to be material.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In January 2023, the Board of Directors approved a share repurchase authorization of $5.0 billion for class A and class B common stock. We do not anticipate repurchasing any shares in 2024. As of March 31, 2024, we had $2.8 billion of this share repurchase authorization available.
For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.

Item 5.      Other Information
Insider Trading Arrangements and Policies
None.

Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on May 9, 2023).

10.1	—	United Parcel Service, Inc. Key Employee Severance Plan, effective March 20, 2024.*

10.2	—	United Parcel Service, Inc. Management Incentive Program Amended and Restated Terms and Conditions, effective March 20, 2024.*

10.3	—	United Parcel Service, Inc. Long-Term Incentive Performance Program Amended and Restated Terms and Conditions, effective March 20, 2024.*

10.4	—	United Parcel Service, Inc. Stock Option Program Amended and Restated Terms and Conditions, effective March 20, 2024.*

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL (included as Exhibit 101).
__________________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	May 3, 2024	By:	/s/ BRIAN O. NEWMAN
Brian O. Newman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)