Form 10-Q
period 2024-06-30
UNITED PARCEL SERVICE INC
filed 2024-08-07
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 or

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
(404) 828-6000
(Registrant's telephone number, including area code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 124,068,795 Class A shares, and 732,509,029 Class B shares, with a par value of $0.01 per share, outstanding at July 17, 2024.

PART I. FINANCIAL INFORMATION

Cautionary Statement About Forward-Looking Statements
This report, our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the Securities and Exchange Commission contain and in the future may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements other than those of current or historical fact, and all statements accompanied by terms such as "will," "believe," "project," "expect," "estimate," "assume," "intend," "anticipate," "target," "plan," and similar terms, are intended to be forward-looking statements. Forward-looking statements are made subject to the safe harbor provisions of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2024 (unaudited) and December 31, 2023 (in millions)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$6,319	$3,206
Marketable securities	213	2,866
Accounts receivable	9,174	11,342
Less: Allowance for credit losses	(126)	(126)
Accounts receivable, net	9,048	11,216
Assets held for sale	1,183	—
Other current assets	2,060	2,125
Total Current Assets	18,823	19,413
Property, Plant and Equipment, Net	37,129	36,945
Operating Lease Right-Of-Use Assets	4,088	4,308
Goodwill	4,350	4,872
Intangible Assets, Net	3,106	3,305
Deferred Income Tax Assets	123	126
Other Non-Current Assets	1,799	1,888
Total Assets	$69,418	$70,857
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$2,008	$3,348
Current maturities of operating leases	683	709
Accounts payable	5,299	6,340
Accrued wages and withholdings	3,308	3,224
Self-insurance reserves	1,273	1,320
Accrued group welfare and retirement plan contributions	1,202	1,479
Liabilities to be disposed of	373	—
Other current liabilities	939	1,256
Total Current Liabilities	15,085	17,676
Long-Term Debt and Finance Leases	20,197	18,916
Non-Current Operating Leases	3,561	3,756
Pension and Postretirement Benefit Obligations	6,449	6,159
Deferred Income Tax Liabilities	3,841	3,772
Other Non-Current Liabilities	3,232	3,264
Shareowners' Equity:
Class A common stock (125 and 127 shares issued in 2024 and 2023, respectively)	2	2
Class B common stock (732 and 726 shares issued in 2024 and 2023, respectively)	7	7
Additional paid-in capital	136	—
Retained earnings	20,692	21,055
Accumulated other comprehensive loss	(3,807)	(3,758)
Deferred compensation obligations	6	9
Less: Treasury stock (0.1 and 0.2 shares in 2024 and 2023, respectively)	(6)	(9)
Total Equity for Controlling Interests	17,030	17,306
Noncontrolling interests	23	8
Total Shareowners' Equity	17,053	17,314
Total Liabilities and Shareowners' Equity	$69,418	$70,857

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$21,818	$22,055	$43,524	$44,980
Operating Expenses:
Compensation and benefits	11,503	11,196	23,142	22,660
Repairs and maintenance	734	682	1,452	1,407
Depreciation and amortization	887	828	1,785	1,662
Purchased transportation	3,273	3,171	6,519	6,712
Fuel	1,126	1,090	2,186	2,361
Other occupancy	492	458	1,056	1,009
Other expenses	1,859	1,850	3,827	3,848
Total Operating Expenses	19,874	19,275	39,967	39,659
Operating Profit	1,944	2,780	3,557	5,321
Other Income (Expense):
Investment income and other	137	131	255	300
Interest expense	(212)	(191)	(407)	(379)
Total Other Income (Expense)	(75)	(60)	(152)	(79)
Income Before Income Taxes	1,869	2,720	3,405	5,242
Income Tax Expense	460	639	883	1,266
Net Income	$1,409	$2,081	$2,522	$3,976
Basic Earnings Per Share	$1.65	$2.42	$2.95	$4.62
Diluted Earnings Per Share	$1.65	$2.42	$2.94	$4.61

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$1,409	$2,081	$2,522	$3,976
Change in foreign currency translation adjustment, net of tax	(58)	(18)	(183)	100
Change in unrealized gain (loss) on marketable securities, net of tax	—	(16)	(1)	(9)
Change in unrealized gain (loss) on cash flow hedges, net of tax	3	(80)	76	(157)
Change in unrecognized pension and postretirement benefit costs, net of tax	29	21	59	41
Comprehensive Income	$1,383	$1,988	$2,473	$3,951

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions, unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$2,522	$3,976
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,785	1,662
Pension and postretirement benefit expense	518	486
Pension and postretirement benefit contributions	(150)	(1,328)
Self-insurance reserves	(39)	64
Deferred tax (benefit) expense	72	168
Stock compensation expense	3	165
Other (gains) losses	166	(19)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,526	2,898
Other assets	73	187
Accounts payable	(685)	(1,921)
Accrued wages and withholdings	137	(535)
Other liabilities	(619)	(132)
Other operating activities	—	(77)
Net cash from operating activities	5,309	5,594
Cash Flows From Investing Activities:
Capital expenditures	(1,968)	(1,820)
Proceeds from disposal of businesses, property, plant and equipment	28	50
Purchases of marketable securities	(52)	(2,970)
Sales and maturities of marketable securities	2,715	1,903
Acquisitions, net of cash acquired	(66)	(34)
Other investing activities	(4)	12
Net cash (used in) from investing activities	653	(2,859)
Cash Flows From Financing Activities:
Net change in short-term debt	(1,272)	—
Proceeds from long-term borrowings	2,785	2,503
Repayments of long-term borrowings	(1,508)	(1,596)
Purchases of common stock	—	(1,498)
Issuances of common stock	131	119
Dividends	(2,701)	(2,693)
Other financing activities	(202)	(417)
Net cash (used in) from financing activities	(2,767)	(3,582)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(72)	57
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash, including cash classified within current assets held for sale	3,123	(790)
Less: net increase (decrease) in cash classified within current assets held for sale	10	—
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,113	(790)
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	3,206	5,602
End of period	$6,319	$4,812

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2024, our results of operations for the three and six months ended June 30, 2024 and 2023, and our cash flows for the six months ended June 30, 2024 and 2023. The results reported in these unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximated fair value as of June 30, 2024 and December 31, 2023. The fair values of our marketable securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short- and long-term debt in note 9 and our derivative instruments in note 15. We apply a fair value hierarchy (Levels 1, 2 and 3) when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3).
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
Supplier Finance Programs
As part of our working capital management, certain financial institutions offer a Supply Chain Finance ("SCF") program to certain of our suppliers. We agree to commercial terms with our suppliers, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. Suppliers issue invoices to us based on the agreed-upon contractual terms. If they participate in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, to sell to the financial institutions. Our suppliers' voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by us under the SCF program. We have no economic interest in a supplier's decision to participate, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program.
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of June 30, 2024 and December 31, 2023, suppliers sold them $387 and $504 million, respectively, of our outstanding payment obligations.
Restricted cash
As of June 30, 2024, we did not have any restricted cash. As of December 31, 2023, we had $37 million of restricted cash that was primarily related to cash we agreed to deposit in connection with a challenge by Italian tax authorities to the deductibility of Value Added Tax payments by UPS to certain third-party service providers, a review of which was launched in the fourth quarter of 2023. During the second quarter of 2024 we made a voluntary payment, including interest, of approximately $94 million to address this matter and recorded a corresponding charge against income.

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
Accounting Standards Issued But Not Yet Effective
In November 2023, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") on segment reporting, which will require new disclosures, including significant segment expenses and additional qualitative information about how segment measures are used by management. The standard becomes effective for us beginning with our 2024 annual reporting and for both annual and interim periods thereafter. We are evaluating the impact of this ASU on our disclosures. We will be required to define significant segment expense categories and we anticipate providing additional qualitative and quantitative information in accordance with this ASU. We do not expect this ASU will have a significant impact on our consolidated financial position, results of operations or cash flows.
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
Other accounting pronouncements issued before, but not effective until after, June 30, 2024, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

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
Disaggregation of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Next Day Air	$2,309	$2,407	$4,625	$4,868
Deferred	1,107	1,169	2,263	2,363
Ground	10,703	10,820	21,465	22,152
U.S. Domestic Package	14,119	14,396	28,353	29,383

Domestic	770	763	1,528	1,557
Export	3,437	3,468	6,787	7,020
Cargo & Other	163	184	311	381
International Package	4,370	4,415	8,626	8,958

Forwarding	1,315	1,376	2,595	2,890
Logistics	1,546	1,431	3,088	2,841
Other	468	437	862	908
Supply Chain Solutions	3,329	3,244	6,545	6,639

Consolidated revenue	$21,818	$22,055	$43,524	$44,980
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contract assets and liabilities as of June 30, 2024 and December 31, 2023 were as follows (in millions):

	Balance Sheet Location	June 30, 2024	December 31, 2023
Contract Assets:
Revenue related to in-transit packages	Other current assets	$246	$237

Contract Liabilities:
Short-term advance payments from customers	Other current liabilities	$16	$20
Long-term advance payments from customers	Other non-current liabilities	$26	$25
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
Our allowance for credit losses as of both June 30, 2024 and December 31, 2023 was $126 million. Amounts for credit losses charged to expense, before recoveries, during each of the three months ended June 30, 2024 and 2023 were $63 and $41 million, respectively, and during each of the six months ended June 30, 2024 and 2023 were $136 and $83 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. STOCK-BASED COMPENSATION
We issue share-based awards under various incentive compensation plans, including non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock units ("RSUs"), restricted performance shares and performance units ("RPUs", collectively with RSUs, "Restricted Units"). Upon vesting, Restricted Units result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Dividends earned on Restricted Units are reinvested in additional Restricted Units at each dividend payable date until conversion to class A shares occurs.
Our primary equity compensation programs are the UPS Long-Term Incentive Performance Award program (the "LTIP") and the UPS Stock Option program. We also grant Restricted Units to our Board of Directors (the "Board") as a component of their annual compensation and, from time to time, to individual employees as a retention mechanism. Employees may elect to receive unrestricted shares of class A common stock under the UPS Management Incentive Award Program (the "MIP"), and we also maintain an employee stock purchase plan which allows eligible employees to purchase shares of UPS class A common stock at a discount.
Pre-tax compensation expense for stock compensation awards recognized in Compensation and benefits in our statements of consolidated income for the three months ended June 30, 2024 and 2023 was $30 and $39 million, respectively, and for the six months ended June 30, 2024 and 2023 was $3 and $165 million, respectively.
Management Incentive Award Program
The MIP is an incentive-based compensation program, with awards based on annual Company performance. MIP awards are paid in cash, unless a participant elects to receive all or a portion of the award in unrestricted shares of class A common stock. As of June 30, 2024, the MIP was classified as a compensation obligation within Accrued wages and withholdings in our consolidated balance sheet.
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
The weighted-average assumptions used and the weighted-average fair values of the LTIP awards granted in 2024 and 2023 are as follows:

	2024	2023
Risk-free interest rate	4.45%	3.81%
Expected volatility	27.00%	30.30%
Weighted-average fair value of units granted	$157.91	$199.95
Share payout	102.20%	107.80%
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. MARKETABLE SECURITIES AND NON-CURRENT INVESTMENTS
The following is a summary of marketable securities classified as trading and available for sale as of June 30, 2024 and December 31, 2023 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2024:
Current trading marketable securities:
Equity securities	$3	$—	$—	$3
Total trading marketable securities	3	—	—	3

Current available-for-sale securities:
U.S. government and agency debt securities	182	—	(3)	179
Mortgage and asset-backed debt securities	—	—	—	—
Corporate debt securities	31	—	—	31
Non-U.S. government debt securities	—	—	—	—
Total available-for-sale marketable securities	213	—	(3)	210

Total current marketable securities	$216	$—	$(3)	$213

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2023:
Current trading marketable securities:
Equity securities	$4	$—	$—	$4
Total trading marketable securities	4	—	—	4

Current available-for-sale securities:
U.S. government and agency debt securities	963	2	(4)	961
Mortgage and asset-backed debt securities	3	—	—	3
Corporate debt securities	1,891	4	(4)	1,891
Non-U.S. government debt securities	7	—	—	7
Total available-for-sale marketable securities	2,864	6	(8)	2,862

Total current marketable securities	$2,868	$6	$(8)	$2,866
Investment Impairments
We have concluded that no material impairment losses existed within marketable securities as of June 30, 2024. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturity Information
The amortized cost and estimated fair value of marketable securities as of June 30, 2024 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$108	$106
Due after one year through three years	105	104
Due after three years through five years	—	—
Due after five years	—	—
	213	210
Equity securities	3	3
	$216	$213
Non-Current Investments
We hold non-current investments that are reported within Other Non-Current Assets in our consolidated balance sheets. Cash paid for these investments is included in Other investing activities in our statements of consolidated cash flows.
•Equity method investments: Equity securities accounted for under the equity method had a carrying value of $284 and $295 million as of June 30, 2024 and December 31, 2023, respectively.
•Other equity securities: Certain equity securities that do not have readily determinable fair values are reported in accordance with the measurement alternative in ASC Topic 321 Investments - Equity Securities. Equity securities accounted for under the measurement alternative had a carrying value of $47 million as of both June 30, 2024 and December 31, 2023.
•Other investments: We hold an investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. The investment had a fair market value of $19 million as of both June 30, 2024 and December 31, 2023.

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
The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2024:
Marketable Securities:
U.S. government and agency debt securities	$179	$—	$—	$179
Mortgage and asset-backed debt securities	—	—	—	—
Corporate debt securities	—	31	—	31
Equity securities	—	3	—	3
Non-U.S. government debt securities	—	—	—	—
Total marketable securities	179	34	—	213
Other non-current investments(1)	—	19	—	19
Total	$179	$53	$—	$232
(1)    Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023:
Marketable Securities:
U.S. government and agency debt securities	$961	$—	$—	$961
Mortgage and asset-backed debt securities	—	3	—	3
Corporate debt securities	—	1,891	—	1,891
Equity securities	—	4	—	4
Non-U.S. government debt securities	—	7	—	7
Total marketable securities	961	1,905	—	2,866
Other non-current investments(1)	—	19	—	19
Total	$961	$1,924	$—	$2,885
(1)    Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.
There were no transfers of investments into or out of Level 3 during the six months ended June 30, 2024 or 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2024 and December 31, 2023 consisted of the following (in millions):

	2024	2023
Vehicles	$11,934	$11,768
Aircraft	23,370	22,888
Land	2,122	2,138
Buildings	6,541	6,255
Building and leasehold improvements	5,572	5,241
Plant equipment	18,078	17,322
Technology equipment	2,658	2,656
Construction-in-progress	2,321	3,247
	72,596	71,515
Less: Accumulated depreciation and amortization	(35,467)	(34,570)
Property, Plant and Equipment, Net	$37,129	$36,945
Property, plant and equipment purchased on account was $222 and $309 million as of June 30, 2024 and December 31, 2023, respectively.
There were no material impairment charges for the three or six months ended June 30, 2024 or 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost for our company-sponsored pension and postretirement benefit plans for the three and six months ended June 30, 2024 and 2023 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2024	2023	2024	2023	2024	2023
Three Months Ended June 30:
Service cost	$310	$293	$5	$5	$11	$11
Interest cost	644	627	27	29	17	16
Expected return on assets	(772)	(741)	(1)	(3)	(21)	(21)
Amortization of prior service cost	39	26	—	1	—	—
Net periodic benefit cost	$221	$205	$31	$32	$7	$6

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2024	2023	2024	2023	2024	2023
Six Months Ended June 30:
Service cost	$620	$586	$10	$10	$22	$22
Interest cost	1,288	1,254	54	58	34	33
Expected return on assets	(1,543)	(1,483)	(2)	(6)	(42)	(42)
Amortization of prior service cost	77	53	—	1	—	—
Net periodic benefit cost (income)	$442	$410	$62	$63	$14	$13
Service cost and the remaining components of net periodic benefit cost are presented within Compensation and benefits and Investment income and other, respectively, in our statements of consolidated income.
During the six months ended June 30, 2024, we contributed $33 and $117 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We expect to contribute approximately $1.2 billion and $50 million over the remainder of the year to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively.
Multiemployer Benefit Plans
We contribute to a number of multiemployer defined benefit and health and welfare plans under the terms of collective bargaining agreements that cover our union-represented employees. Our current collective bargaining agreements set forth the contribution rates to the plans that we participate in, and we are in compliance with these contribution rates.
As of June 30, 2024 and December 31, 2023, we had $809 and $813 million, respectively, recorded in Other Non-Current Liabilities in our consolidated balance sheets and $9 million as of both June 30, 2024 and December 31, 2023 recorded in Other current liabilities in our consolidated balance sheets associated with our previous withdrawal from the New England Teamsters and Trucking Industry Pension Fund. This liability is payable in equal monthly installments over a remaining term of approximately 38 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of June 30, 2024 and December 31, 2023 was $665 and $710 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
UPS was a contributing employer to the Central States Pension Fund ("CSPF") until 2007, at which time UPS withdrew from the CSPF. Under a collective bargaining agreement with the International Brotherhood of Teamsters ("IBT"), UPS agreed to provide coordinating benefits in the UPS/IBT Full Time Employee Pension Plan ("UPS/IBT Plan") for UPS participants whose last employer was UPS and who had not retired as of January 1, 2008 ("the UPS Transfer Group") in the event that benefits are reduced by the CSPF consistent with the terms of our withdrawal agreement with the CSPF. Under this agreement, benefits to the UPS Transfer Group cannot be reduced without our consent and can only be reduced in accordance with law.

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
We have approximately 1,900 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2026. In addition, approximately 3,000 of our auto and maintenance mechanics who are not represented by the Teamsters are employed under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"). On July 21, 2024, the IAM ratified a new collective bargaining agreement that will expire on July 31, 2029.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of June 30, 2024 and December 31, 2023 (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
December 31, 2023:	$847	$503	$3,522	$4,872
Acquired	—	—	21	21
Currency / Other	—	(11)	(532)	(543)
June 30, 2024:	$847	$492	$3,011	$4,350
During the six months ended June 30, 2024:
•Within Supply Chain Solutions, we reclassified $494 million of goodwill as held for sale in connection with the pending divestiture of our truckload brokerage business, Coyote, as discussed in note 18. Prior to reclassification, we performed an impairment test for our Coyote reporting unit. This analysis did not indicate impairment.
•We recorded an increase in goodwill of $15 million as part of purchase accounting allocations for our November 2023 acquisitions of MNX Global Logistics and Happy Returns. Certain areas of purchase accounting, including our estimates of tax positions, remain preliminary as of June 30, 2024. In addition, we recorded $6 million of goodwill related to the acquisition of certain locations of The UPS Store.
•The remaining movements are due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
We complete our annual goodwill impairment evaluation as of July 1 on a reporting unit basis. As of June 30, 2024, none of our reporting units had indications that an impairment was more likely than not. Approximately $1.1 billion of our consolidated goodwill balance of $4.4 billion is represented by our Global Freight Forwarding and Roadie reporting units which, based on our quarterly monitoring, are exhibiting a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. We do not expect any impairment would have a significant impact on our consolidated financial position, results of operations or cash flows.
For each of our reporting units, we continue to monitor the impact of macroeconomic conditions and business performance on our estimates of fair value. Actual reporting unit performance, revisions to our forecasts of future performance, market factors, changes in estimates or assumptions in connection with our annual testing, or a combination thereof could result in an impairment charge in one or more of our reporting units during a future period. We continue to monitor business performance and external factors affecting our reporting units.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of intangible assets as of June 30, 2024 and December 31, 2023 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2024:
Capitalized software	$5,954	$(4,061)	$1,893
Licenses	45	(19)	26
Franchise rights	348	(51)	297
Customer relationships	684	(186)	498
Trade name	112	(23)	89
Trademarks, patents and other	376	(77)	299
Amortizable intangible assets	$7,519	$(4,417)	$3,102
Indefinite-lived intangible assets	4	—	4
Total Intangible Assets, Net	$7,523	$(4,417)	$3,106
December 31, 2023:
Capitalized software	$5,839	$(3,900)	$1,939
Licenses	30	(7)	23
Franchise rights	291	(49)	242
Customer relationships	1,115	(516)	599
Trade name	172	(30)	142
Trademarks, patents and other	320	(53)	267
Amortizable intangible assets	$7,767	$(4,555)	$3,212
Indefinite-lived intangible assets	93	—	93
Total Intangible Assets, Net	$7,860	$(4,555)	$3,305
The table above excludes intangible assets associated with our Coyote business that were classified as held for sale as of June 30, 2024. These assets include an indefinite-lived trade name with a carrying value of $89 million and finite-lived intangibles with a carrying value of $104 million. Prior to reclassification, we tested the indefinite-lived trade name for impairment. This analysis did not indicate impairment.
For the three months ended June 30, 2024, there were no impairment charges for finite-lived intangible assets. For the six months ended June 30, 2024, we recorded impairment charges of $48 million ($35 million after tax, or $0.04 per diluted share) within Other Expenses in our statement of consolidated income. These charges represented capitalized software license impairments of $7 million and a $41 million charge to write down the value of certain trade names acquired as part of our acquisition of Bomi Group. There were no impairment charges for finite-lived intangible assets for the three or six months ended June 30, 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of June 30, 2024 and December 31, 2023 consisted of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2024	2023
Commercial paper	$—		$—	$2,172

Fixed-rate senior notes:
2.800% senior notes	500	2024	500	499
2.200% senior notes	400	2024	400	400
3.900% senior notes	1,000	2025	999	999
2.400% senior notes	500	2026	499	499
3.050% senior notes	1,000	2027	996	996
3.400% senior notes	750	2029	747	747
2.500% senior notes	400	2029	398	398
4.450% senior notes	750	2030	746	745
4.875% senior notes	900	2033	895	894
5.150% senior notes	900	2034	893	—
6.200% senior notes	1,500	2038	1,486	1,485
5.200% senior notes	500	2040	494	494
4.875% senior notes	500	2040	491	491
3.625% senior notes	375	2042	369	369
3.400% senior notes	500	2046	492	492
3.750% senior notes	1,150	2047	1,138	1,138
4.250% senior notes	750	2049	743	743
3.400% senior notes	700	2049	689	689
5.300% senior notes	1,250	2050	1,232	1,232
5.050% senior notes	1,100	2053	1,083	1,083
5.500% senior notes	1,100	2054	1,087	—
5.600% senior notes	600	2064	590	—
Floating-rate senior notes:
Floating-rate senior notes	1,775	2049-2074	1,755	1,545
Debentures:
7.620% debentures	276	2030	279	280
Pound Sterling notes:
5.500% notes	84	2031	83	84
5.125% notes	575	2050	547	550
Euro senior notes:
1.625% senior notes	749	2025	748	774
1.000% senior notes	535	2028	533	551
1.500% senior notes	535	2032	533	551
Canadian senior notes:
2.125% senior notes	—	2024	—	566
Finance lease obligations (see note 10)	437	2024-2046	437	472
Facility notes and bonds	320	2029-2045	320	320
Other debt	3	2024-2026	3	6
Total debt	$22,414		22,205	22,264
Less: current maturities			(2,008)	(3,348)
Long-term debt			$20,197	$18,916

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. There was no commercial paper outstanding as of June 30, 2024. The amount of commercial paper outstanding under these programs in 2024 is expected to fluctuate.
Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term debt in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.
Debt Repayments
On May 21, 2024, our 2.125% Canadian Dollar senior notes with a principal balance of C$750 million ($550 million) matured and were repaid in full.
Debt Issuances
On May 22, 2024 we issued three series of notes in the principal amounts of $900 million, $1.1 billion and $600 million. These notes bear interest at 5.15%, 5.50% and 5.60%, respectively, and mature on May 22, 2034, May 22, 2054 and May 22, 2064, respectively. Interest on the notes is payable semi-annually, beginning November 22, 2024. Each series of notes is callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of scheduled payments of principal and interest, plus accrued and unpaid interest.
On May 28, 2024 we issued floating rate senior notes with a principal balance of $213 million. These notes bear interest at a rate equal to the compounded Secured Overnight Financing Rate ("SOFR") less 0.35% per year and mature on June 1, 2074. These notes are callable at various times after 30 years at a stated percentage of par value and are redeemable at the option of the note holders at various times after one year at a stated percentage of par value.
Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion, and expires on December 3, 2024. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of June 30, 2024 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, may be used at our discretion.
The second agreement provides revolving credit facilities of $2.0 billion, and expires on December 7, 2026. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of June 30, 2024 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.
If the credit ratings established by Standard & Poor's and Moody's differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate.
There were no amounts outstanding under these facilities as of June 30, 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2024, and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2024, 10% of net tangible assets was equivalent to $4.7 billion and we had no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $21.2 and $22.1 billion as of June 30, 2024 and December 31, 2023, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
The components of lease expense for the three and six months ended June 30, 2024 and 2023 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$231	$219	$462	$426
Finance lease costs:
Amortization of assets	31	28	66	57
Interest on lease liabilities	5	5	10	9
Total finance lease costs	36	33	76	66
Variable lease costs	78	68	154	140
Short-term lease costs	192	226	391	503
Total lease costs(1)	$537	$546	$1,083	$1,135
(1)    This table excludes sublease income as it was not material for the three and six months ended June 30, 2024 and 2023.
In addition to the lease costs disclosed in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. There were no material lease impairments recognized during the three or six months ended June 30, 2024 or 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to leases and location within our consolidated balance sheets is as follows (in millions, except lease term and discount rate):

	June 30, 2024	December 31, 2023
Operating Leases:
Operating lease right-of-use assets	$4,088	$4,308

Current maturities of operating leases	$683	$709
Non-current operating leases	3,561	3,756
Total operating lease obligations	$4,244	$4,465

Finance Leases:
Property, plant and equipment, net	$667	$856

Current maturities of long-term debt, commercial paper and finance leases	$106	$104
Long-term debt and finance leases	331	368
Total finance lease obligations	$437	$472

Weighted average remaining lease term (in years):
Operating leases	10.7	10.8
Finance leases	7.2	7.4

Weighted average discount rate:
Operating leases	3.35%	3.20%
Finance leases	3.99%	3.88%

Supplemental cash flow information related to leases is as follows (in millions):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$448	$419
Operating cash flows from finance leases	10	8
Financing cash flows from finance leases	58	79

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$232	$826
Finance leases	$23	$106

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease obligations as of June 30, 2024 were as follows (in millions):

	Finance Leases	Operating Leases
2024	$64	$396
2025	105	828
2026	79	721
2027	49	619
2028	42	468
Thereafter	173	2,067
Total lease payments	512	5,099
Less: Imputed interest	(75)	(855)
Total lease obligations	437	4,244
Less: Current obligations	(106)	(683)
Long-term lease obligations	$331	$3,561
As of June 30, 2024, we had $628 million of additional leases which had not commenced. These leases will commence later in 2024 through 2026 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

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
As previously disclosed, the Securities and Exchange Commission (the "SEC") has been investigating our controls and practices surrounding impairment analyses in connection with the divestiture of UPS Freight in April 2021. Such analysis led to a non-cash goodwill impairment charge being recorded during the quarter ended December 31, 2020. Since March 2024, when the SEC staff informed the Company that it disagreed with the timing of the impairment, the Company has been discussing with the SEC staff the possibility of reaching a negotiated resolution. Although the Company cannot predict the ultimate outcome of the investigation with certainty, it believes the resolution of the SEC investigation will not have a material effect on the Company's financial condition, results of operations or liquidity. An accrual representing our best estimate of the impact of this regulatory matter is included in our consolidated balance sheets as of June 30, 2024.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Noncontrolling Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol "UPS". Class A and B shares both have a $0.01 par value, and as of June 30, 2024, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of June 30, 2024, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and noncontrolling interests accounts for the three and six months ended June 30, 2024 and 2023 (in millions, except per share amounts):

Three Months Ended June 30:	2024		2023
	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of period	126	$2	135	$2
Common stock issuances	2	—	—	—
Conversions of class A to class B common stock	(3)	—	(3)	—
Class A shares issued at end of period	125	$2	132	$2
Class B Common Stock:
Balance at beginning of period	729	$7	724	$7
Common stock purchases	—	—	(4)	—
Conversions of class A to class B common stock	3	—	3	—
Class B shares issued at end of period	732	$7	723	$7
Additional Paid-In Capital:
Balance at beginning of period		$—		$—
Stock award plans		15		32
Common stock purchases		—		(135)
Common stock issuances		121		108
Other (1)		—		(5)
Balance at end of period		$136		$—
Retained Earnings:
Balance at beginning of period		$20,681		$21,510
Net income attributable to controlling interests		1,409		2,081
Dividends ($1.63 and $1.62 per share) (2)		(1,398)		(1,393)
Common stock purchases		—		(615)
Other		—		1
Balance at end of period		$20,692		$21,584
Noncontrolling Interests:
Balance at beginning of period		$24		$15
Change in noncontrolling interest		(1)		3
Balance at end of period		$23		$18
(1)    Includes a 1% excise tax applicable to share repurchases.
(2)    The dividend per share amount is the same for both class A and class B common stock. Dividends include $45 and $48 million as of June 30, 2024 and 2023, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:	2024		2023
	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of period	127	$2	134	$2
Stock award plans	2	—	3	—
Common stock issuances	2	—	1	—
Conversions of class A to class B common stock	(6)	—	(6)	—
Class A shares issued at end of period	125	$2	132	$2
Class B Common Stock:
Balance at beginning of period	726	$7	725	$7
Common stock purchases	—	—	(8)	—
Conversions of class A to class B common stock	6	—	6	—
Class B shares issued at end of period	732	$7	723	$7
Additional Paid-In Capital:
Balance at beginning of period		$—		$—
Stock award plans		(103)		377
Common stock purchases		—		(627)
Common stock issuances		239		255
Other (1)		—		(5)
Balance at end of period		$136		$—
Retained Earnings:
Balance at beginning of period		$21,055		$21,326
Net income attributable to controlling interests		2,522		3,976
Dividends ($3.26 and $3.24 per share) (2)		(2,812)		(2,846)
Common stock purchases		—		(873)
Other (3)		(73)		1
Balance at end of period		$20,692		$21,584
Noncontrolling Interests:
Balance at beginning of period		$8		$17
Change in noncontrolling interest		15		1
Balance at end of period		$23		$18
(1)    Includes a 1% excise tax applicable to share repurchases.
(2)    The dividend per share amount is the same for both class A and class B common stock. Dividends include $111 and $153 million as of June 30, 2024 and 2023, respectively, that were settled in shares of class A common stock.
(3)    Includes adjustments related to certain stock-based awards.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We did not repurchase any shares under our share repurchase program during the three or six months ended June 30, 2024. We repurchased 4.3 and 8.4 million shares of class B common stock for $750 million and $1.5 billion during the three and six months ended June 30, 2023, respectively. These repurchases were completed as follows:
•In August 2021, the Board of Directors authorized the company to repurchase up to $5.0 billion of class A and class B common stock (the "2021 Authorization"). For the six months ended June 30, 2023, we repurchased 0.5 million shares of class B common stock for $82 million under this authorization.
•In January 2023, the Board of Directors terminated the 2021 Authorization and approved a new share repurchase authorization for $5.0 billion of class A and class B common stock (the "2023 Authorization"). For the three and six months ended June 30, 2023, we repurchased 4.3 and 7.9 million shares for $750 million and $1.4 billion, respectively, under the 2023 Authorization.
As of June 30, 2024, we had $2.8 billion available under the 2023 Authorization. We anticipate our share repurchases will total approximately $500 million in 2024.
Share repurchases may be in the form of accelerated share repurchase programs, open market purchases or other methods we deem appropriate. The timing of share repurchases will depend upon market conditions. Unless terminated earlier by the Board of Directors, the authorization will expire when we have purchased all shares authorized for repurchase under the program.
Movements in additional paid-in capital in respect of stock award plans comprise accruals for unvested awards, offset by adjustments for awards that vest during the period.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income (loss) for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 was as follows (in millions):

Three Months Ended June 30:	2024	2023
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of period	$(1,373)	$(1,328)
Translation adjustment (net of tax effect of $(3) and $2)	(58)	(18)
Balance at end of period	(1,431)	(1,346)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of period	(3)	(4)
Current period changes in fair value (net of tax effect of $0 and $(5))	—	(16)
Balance at end of period	(3)	(20)
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	(3)	90
Current period changes in fair value (net of tax effect of $11 and $(14))	38	(43)
Reclassification to earnings (net of tax effect of $(10) and $(12))	(35)	(37)
Balance at end of period	—	10
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(2,402)	(239)
Reclassification to earnings (net of tax effect of $10 and $6)	29	21
Balance at end of period	(2,373)	(218)
Accumulated other comprehensive income (loss) at end of period	$(3,807)	$(1,574)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30:	2024	2023
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,248)	$(1,446)
Translation adjustment (net of tax effect of $3 and $(13))	(183)	97
Reclassification to earnings (net of tax effect of $0 and $0)	—	3
Balance at end of period	(1,431)	(1,346)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(2)	(11)
Current period changes in fair value (net of tax effect of $0 and $(4))	(1)	(11)
Reclassification to earnings (net of tax effect of $0 and $1)	—	2
Balance at end of period	(3)	(20)
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(76)	167
Current period changes in fair value (net of tax effect of $44 and $(22))	141	(69)
Reclassification to earnings (net of tax effect of $(20) and $(28))	(65)	(88)
Balance at end of period	—	10
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(2,432)	(259)
Reclassification to earnings (net of tax effect of $18 and $13)	59	41
Balance at end of period	(2,373)	(218)
Accumulated other comprehensive income (loss) at end of period	$(3,807)	$(1,574)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from accumulated other comprehensive income (loss) to the statements of consolidated income for the three and six months ended June 30, 2024 and 2023 is as follows (in millions):

	Amount Reclassified from AOCI(1)		Affected Line Item in the Income Statement
Three Months Ended June 30:	2024	2023
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	$(2)	$(2)	Interest expense
Foreign currency exchange contracts	47	51	Revenue
Income tax (expense) benefit	(10)	(12)	Income tax expense
Impact on net income	35	37	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(39)	(27)	Investment income and other
Income tax (expense) benefit	10	6	Income tax expense
Impact on net income	(29)	(21)	Net income
Total amount reclassified for the period	$6	$16	Net income

	Amount Reclassified from AOCI(1)		Affected Line Item in the Income Statement
Six Months Ended June 30:	2024	2023
Unrealized gain (loss) on foreign currency translation:
Realized gain (loss) on business wind-down	$—	$(3)	Other expenses
Impact on net income	—	(3)	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	—	(3)	Investment income and other
Income tax (expense) benefit	—	1	Income tax expense
Impact on net income	—	(2)	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(3)	(3)	Interest expense
Foreign currency exchange contracts	88	119	Revenue
Income tax (expense) benefit	(20)	(28)	Income tax expense
Impact on net income	65	88	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(77)	(54)	Investment income and other
Income tax (expense) benefit	18	13	Income tax expense
Impact on net income	(59)	(41)	Net income
Total amount reclassified for the period	$6	$42	Net income
(1)    Accumulated other comprehensive income (loss)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Obligations and Treasury Stock
We maintain a deferred compensation plan whereby certain employees were previously able to elect to defer the gains on stock option exercises by deferring the shares received upon exercise into a rabbi trust. The shares held in this trust are classified as treasury stock, and the liability to participating employees is classified as a deferred compensation obligation within Shareowners' Equity in the consolidated balance sheets. The number of shares needed to settle the liability for deferred compensation obligations is included in the denominator in both the basic and diluted earnings per share calculations. Employees are generally no longer able to defer the gains from stock options exercised.
Activity in the deferred compensation program for the three and six months ended June 30, 2024 and 2023 was as follows (in millions):

	2024		2023
Three Months Ended June 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$6		$9
Reinvested dividends		—		—
Benefit payments		—		—
Balance at end of period		$6		$9
Treasury Stock:
Balance at beginning of period	—	$(6)	—	$(9)
Reinvested dividends	—	—	—	—
Benefit payments	—	—	—	—
Balance at end of period	—	$(6)	—	$(9)

	2024		2023
Six Months Ended June 30:	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of period		$9		$13
Reinvested dividends		—		—
Benefit payments		(3)		(4)
Balance at end of period		$6		$9
Treasury Stock:
Balance at beginning of period	—	$(9)	—	$(13)
Reinvested dividends	—	—	—	—
Benefit payments	—	3	—	4
Balance at end of period	—	$(6)	—	$(9)

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
In evaluating financial performance, we focus on operating profit as a segment's measure of profit or loss. Operating profit is before investment income and other, interest expense and income tax expense. Certain expenses are allocated between the segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the second quarter of 2024.
Results of operations for the three and six months ended June 30, 2024 and 2023 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
U.S. Domestic Package	$14,119	$14,396	$28,353	$29,383
International Package	4,370	4,415	8,626	8,958
Supply Chain Solutions	3,329	3,244	6,545	6,639
Consolidated revenue	$21,818	$22,055	$43,524	$44,980
Operating Profit:
U.S. Domestic Package	$989	$1,602	$1,814	$3,068
International Package	718	883	1,374	1,711
Supply Chain Solutions	237	295	369	542
Consolidated operating profit	$1,944	$2,780	$3,557	$5,321

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per-share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to common shareowners	$1,409	$2,081	$2,522	$3,976
Denominator:
Weighted-average shares	856	857	855	858
Vested portion of restricted shares	—	3	1	3
Denominator for basic earnings per share	856	860	856	861
Effect of dilutive securities:
Restricted performance units	—	1	—	1
Stock options	1	—	1	1
Denominator for diluted earnings per share	857	861	857	863
Basic earnings per share(1)	$1.65	$2.42	$2.95	$4.62
Diluted earnings per share(1)	$1.65	$2.42	$2.94	$4.61
(1)    Earnings per share is computed using unrounded amounts.
Diluted earnings per share for the three and six months ended June 30, 2024 and 2023 excluded the effect of 0.5 and 0.2 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
Credit Risk Management
The forward contracts, swaps and options discussed below contain an element of risk that the counterparties may be unable to meet the terms of the agreements. We seek to minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines. We may further manage credit risk through the use of bilateral collateral provisions and/or early termination rights utilizing master netting arrangements, whereby cash is exchanged based on the net fair value of derivatives associated with each counterparty when positions exceed $250 million.
As of June 30, 2024 we did not hold any cash collateral. As of December 31, 2023, we held cash collateral of $103 million under these agreements. Collateral is included in Cash and cash equivalents in our consolidated balance sheets and is unrestricted. As of June 30, 2024, no collateral was required to be posted with our counterparties. As of December 31, 2023, we were required to post $13 million of collateral with our counterparties.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of June 30, 2024 and December 31, 2023, the notional amounts of our outstanding derivative positions were as follows (in millions):

		June 30, 2024	December 31, 2023
Currency hedges:
Euro	EUR	4,064	4,408
British Pound Sterling	GBP	641	663
Canadian Dollar	CAD	1,703	1,550
Hong Kong Dollar	HKD	4,652	1,822
As of June 30, 2024 and December 31, 2023, we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in our consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in our consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in our consolidated balance sheets had we elected to apply the right of offset as of June 30, 2024 and December 31, 2023 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$121	$95	$112	$73
Foreign currency exchange contracts	Other non-current assets	Level 2	65	63	51	19
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	—	—	—	—
Total Asset Derivatives			$186	$158	$163	$92

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$9	$26	$—	$4
Foreign currency exchange contracts	Other non-current liabilities	Level 2	14	65	—	21
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other non-current liabilities	Level 2	—	1	—	1
Total Liability Derivatives			$23	$92	$—	$26
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in our consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of June 30, 2024 and December 31, 2023 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	June 30, 2024	June 30, 2024	December 31, 2023	December 31, 2023
Long-term debt and finance leases	$279	$4	$280	$4
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains (losses) that have been recognized in our statements of consolidated income for fair value and cash flow hedges, as well as the associated gain (loss) for the underlying hedged item for fair value hedges for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2024			2023
	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(2)	—	—	(2)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	47	—	—	51	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$47	$(2)	$—	$51	$(2)	$—

	Six Months Ended June 30,
	2024			2023
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain (loss) on cash flow hedging relationships:
Interest Rate Contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income	—	(3)	—	—	(3)	—
Foreign Currency Exchange Contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income	88	—	—	119	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$88	$(3)	$—	$119	$(3)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains (losses) that have been recognized in AOCI for the three and six months ended June 30, 2024 and 2023 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2024	2023
Foreign currency exchange contracts	49	(57)
Total	$49	$(57)

Six Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2024	2023
Foreign currency exchange contracts	185	(91)
Total	$185	$(91)
As of June 30, 2024, there were $106 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending June 30, 2025. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 3 years.
The following table indicates the amount of gains (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three and six months ended June 30, 2024 and 2023 for those instruments designated as net investment hedges (in millions):

Three Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2024	2023
Foreign currency denominated debt	$18	$(25)
Total	$18	$(25)

Six Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2024	2023
Foreign currency denominated debt	$84	$(98)
Total	$84	$(98)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Statement Recognition of Non-Designated Derivative Instruments
Derivative instruments that are not designated as hedges are recorded at fair value with unrealized gains and losses reported in earnings each period. Cash flows from the settlement of derivative instruments appear in our statements of consolidated cash flows within the same categories as the cash flows of the hedged item.
We may periodically terminate interest rate swaps and foreign currency exchange forward contracts or enter into offsetting swap and foreign currency positions with different counterparties. As part of this process, we de-designate our original hedge relationship.
Amounts recorded in our statements of consolidated income related to fair value changes and settlements of foreign currency forward contracts not designated as hedges for the three and six months ended June 30, 2024 and 2023 (in millions) were as follows:

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2024	2023
Three Months Ended June 30:
Foreign currency exchange contracts	Investment income and other	$1	$(1)
Total		$1	$(1)

Six Months Ended June 30:
Foreign currency exchange contracts	Investment income and other	$(4)	$3
Total		$(4)	$3

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES
Our effective tax rate for the quarter increased to 24.6% in 2024 compared to 23.5% in 2023 (25.9% year to date compared to 24.2% in 2023). The year-over-year increase in our effective tax rate was driven by share-based compensation shortfalls, unfavorable changes in uncertain tax positions and non-deductible expenses related to regulatory matters.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. TRANSFORMATION COSTS
We are undertaking an enterprise-wide transformation of our organization that includes initiatives, as well as changes in processes and technology, that impact global direct and indirect operating costs. In 2023, we announced our Fit to Serve initiative, with the aim of right-sizing our business for the future through a workforce reduction. An accrual for separation costs of $31 and $205 million was included in our consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, all of which we expect to pay during 2024.
The table below presents transformation costs for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Transformation Costs:
Compensation and benefits	$20	$109	$51	$97
Other expenses	7	30	22	45
Total Transformation Costs	$27	$139	$73	$142

Income Tax Benefit from Transformation Costs	(6)	(33)	(17)	(33)
After-Tax Transformation Costs	$21	$106	$56	$109
The income tax effects of transformation costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. ASSETS HELD FOR SALE
On June 23, 2024, we announced that we have entered into a definitive agreement to divest our truckload brokerage business, Coyote, for $1.025 billion, subject to working capital and other adjustments. We report Coyote within our Forwarding businesses in Supply Chain Solutions.
The following table summarizes the carrying values of the assets and liabilities classified as held for sale in our consolidated balance sheets as of June 30, 2024 (in millions):

2024
Assets:
Cash and cash equivalents	$10
Accounts receivable, net	370
Other current assets	95
Goodwill	494
Intangible assets, net	193
Other non-current assets	21
Total assets held for sale	$1,183

Liabilities:
Accounts payable	$215
Other current liabilities	48
Other non-current liabilities	110
Total liabilities to be disposed of	$373

Net assets held for sale	$810
We expect the transaction, which is subject to customary closing conditions and regulatory approval, to close in the second half of 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. SUBSEQUENT EVENTS
On July 22, 2024, we announced that we have entered into an agreement to acquire Estafeta, a leading domestic small package provider in Mexico that is expected to enhance our logistics orchestration capabilities in this market. This acquisition is targeted to close by the end of 2024, subject to regulatory approval, and is not expected to exceed 10% of operating income.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are pursuing our goal of becoming the premium small package provider, logistics orchestrator and leading complex healthcare logistics provider in the world under our Customer First, People Led, Innovation Driven strategy. We are investing to grow in the most attractive parts of the market and transforming our integrated network through automation. Together, our Smart Package, Smart Facility and Network of the Future initiatives are providing enhanced shipment visibility for our customers and driving efficiency.
During the first half of the year, we took a number of steps in furtherance of our strategy. We continued to grow our healthcare logistics capabilities, including opening our first dedicated healthcare facility in Ireland. We also expanded the size of our flagship facility in the Netherlands, including additional ultra-cold storage capabilities to support the growing market for complex biopharma products. We continued adding partners to our Digital Access Program, expanded weekend service to six additional U.S. markets and launched an enhanced Worldwide Economy product globally.
We also continue to pursue inorganic opportunities. On June 23, 2024, we announced that we have entered into an agreement to divest our truckload brokerage business, Coyote, and on July 22, 2024, we announced that we have entered into an agreement to acquire Estafeta, a leading domestic small package provider in Mexico that is expected to enhance our logistics orchestration capabilities in this market.
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions.
After volume declined in the first quarter of 2024, our global small package operations experienced growth during the second quarter. Within the U.S., volume growth was driven by residential volume from several new e-commerce customers. This growth occurred primarily in our SurePost product, which led to a decline in revenue per piece for the quarter. Internationally, we experienced declines in total average daily volume, but we experienced increased demand in certain export markets. This export volume growth occurred on several of our higher yielding trade lanes, contributing to an increase in revenue per piece in both the quarter and year-to-date periods.
In Supply Chain Solutions, revenue declines in the first quarter were largely offset by revenue growth during the second quarter, driven primarily by growth in our logistics businesses. This growth included the impact of the acquisition of MNX Global Logistics in the fourth quarter of 2023 as well as continued growth in our healthcare operations. Our digital businesses also saw revenue increase for the second quarter, and we began onboarding the new U.S. Postal Service ("USPS") air cargo business, which we expect to be fully implemented before our fourth-quarter peak period.
We expect revenue and operating profit growth in the second half of 2024 due to anticipated volume growth in our global small package operations. Additionally, wage-rate growth will decrease as we enter into the second year of the Teamsters contract beginning in the third quarter and we will further benefit from the impact of our Fit to Serve initiative. As a result of lower than originally planned capital expenditures and the anticipated divestiture of Coyote, we intend to return additional cash to shareowners by targeting approximately $500 million of share repurchases in the second half of the year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Highlights of our consolidated results, which are discussed in more detail below, include:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue (in millions)	$21,818	$22,055	$(237)	(1.1)%	$43,524	$44,980	$(1,456)	(3.2)%
Operating Expenses (in millions)	19,874	19,275	599	3.1%	39,967	39,659	308	0.8%
Operating Profit (in millions)	$1,944	$2,780	$(836)	(30.1)%	$3,557	$5,321	$(1,764)	(33.2)%
Operating Margin	8.9%	12.6%			8.2%	11.8%
Net Income (in millions)	$1,409	$2,081	$(672)	(32.3)%	$2,522	$3,976	$(1,454)	(36.6)%
Basic Earnings Per Share	$1.65	$2.42	$(0.77)	(31.8)%	$2.95	$4.62	$(1.67)	(36.1)%
Diluted Earnings Per Share	$1.65	$2.42	$(0.77)	(31.8)%	$2.94	$4.61	$(1.67)	(36.2)%

Operating Days	64	64			127	128
Average Daily Package Volume (in thousands)	20,933	20,902		0.1%	21,065	21,445		(1.8)%
Average Revenue Per Piece	$13.68	$13.92	$(0.24)	(1.7)%	$13.71	$13.83	$(0.12)	(0.9)%

•Average daily package volume in our global small package operations increased slightly in the quarter, primarily as a result of new e-commerce customers in our U.S. Domestic package segment. Year to date, continued challenging external conditions drove average daily package volume declines across all products in our global small package operations.
•Revenue declined in both the quarter and year-to-date periods primarily as a result of unfavorable changes in product mix driven by customers trading down to lower cost options. Year to date, volume declines also contributed to the revenue decrease.
•Operating expenses increased in the quarter and year-to-date periods, primarily due to increased compensation and benefits expense in our U.S. Domestic Package segment under our Teamsters contract. These increases were partially offset year to date by decreases in purchased transportation and fuel expenses as well as the impact of productivity initiatives.
•Operating profit and operating margin decreased for both the quarter and year-to-date periods as efficiency initiatives were not enough to offset operating expense increases.
•We reported quarterly net income of $1.4 billion and diluted earnings per share of $1.65 ($2.5 billion and $2.94 per share, year to date). Adjusted diluted earnings per share were $1.79 ($3.21 per share, year to date) after adjusting for the after-tax impacts of:
◦transformation and other costs of $26 million, or $0.03 per diluted share in the quarter ($101 million, or $0.12 per share, year to date);
◦a payment to settle a one-time international regulatory matter, including interest, of $94 million, or $0.11 per diluted share in the quarter and year-to-date periods; and
◦asset impairment charges of $35 million, or $0.04 per diluted share in the year-to-date period.
Within our segments, U.S. Domestic Package revenues and expenses were primarily impacted by the matters described above.
International Package revenues were impacted by lower volumes in both periods as described above, as well as fluctuations in currency exchange rates, all of which were partially offset by revenue per piece growth. Expense increased for the quarter, primarily driven by higher fuel prices and the impact of a payment to settle a one-time international regulatory matter. Year to date, expense was relatively flat.
In Supply Chain Solutions, revenue increases for the quarter were primarily driven by growth in Logistics, while year-to-date revenue declines were driven by Forwarding, particularly our truckload brokerage business. Logistics drove the overall increase in segment expense for both periods, partially offset by lower purchased transportation in Forwarding in both periods.

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
Adjusted financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Our adjusted financial measures do not represent a comprehensive basis of accounting and therefore may not be comparable to similarly titled measures reported by other companies. Adjusted amounts reflect the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Adjustments	2024	2023	2024	2023
Operating Expenses:
Transformation and Other Costs	$32	$139	$118	$142
Asset Impairment Charges	—	—	48	8
One-Time International Regulatory Matter	88	—	88	—
Total Adjustments to Operating Expenses	$120	$139	$254	$150

Other Income and (Expense):
Interest Expense associated with One-Time International Regulatory Matter	$6	$—	$6	$—
Total Adjustments to Other Income and (Expense)	$6	$—	$6	$—

Total Adjustments to Income Before Income Taxes	$126	$139	$260	$150

Income Tax (Benefit) Expense:
Transformation and Other Costs	$(6)	$(33)	$(17)	$(33)
Asset Impairment Charges	—	—	(13)	(2)
Total Adjustments to Income Tax (Benefit) Expense	$(6)	$(33)	$(30)	$(35)

Total Adjustments to Net Income	$120	$106	$230	$115
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
International Regulatory Matter
In the second quarter of 2024, we made a payment of $94 million of previously restricted cash to settle a previously-disclosed challenge by Italian tax authorities to the deductibility of Value Added Tax payments by UPS to certain third-party service providers, a review of which was launched in the fourth quarter of 2023. We supplement the presentation of our operating profit, operating margin, interest expense, total other income (expense), income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of this payment. We believe excluding the impact of this payment, which we do not believe is a component of our ongoing operations and we do not expect to recur, better enables users of our financial statements to view and evaluate underlying business performance from the same perspective as management.
Adjusted Cost per Piece
We evaluate the efficiency of our operations using various metrics, including adjusted cost per piece. Adjusted cost per piece is calculated as adjusted operating expenses in a period divided by total volume for that period. Because adjusted operating expenses exclude costs or charges that we do not consider a part of underlying business performance when monitoring and evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards, we believe this is the appropriate metric on which to base reviews and evaluations of the efficiency of our operational performance.
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
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates would directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, or as necessary to reflect changes in our businesses. While there were no significant changes to our allocation methodologies in the second quarter of 2024, air cargo volume from our previously-announced agreement with the USPS resulted in immaterial additional air network expense being allocated to Supply Chain Solutions for the quarter. We anticipate this allocation will increase in the second half of the year as the related volume attributable to this agreement increases.
As a normal part of managing our air network, we routinely idle aircraft and engines temporarily for maintenance or to adjust network capacity. As a result of the reduction in air volumes, we temporarily idled certain aircraft within our network in order to better match capacity with current demand. Temporarily idled assets are classified as held-and-used, and we continue to record depreciation expense for these assets. As of June 30, 2024, we had eight aircraft temporarily idled for an average period of approximately four months. We expect these aircraft to return to revenue service in the second half of 2024.
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
Challenging macroeconomic and uncertain geopolitical conditions continue to impact demand for our services. While we do not believe it is more likely than not that our reporting units' fair values are less than their carrying values as of June 30, 2024, these external conditions or other factors, including market comparables, may negatively impact certain estimates and assumptions that we use in developing our reporting units' fair values. Such impacts may be more pronounced for reporting units whose fair values do not significantly exceed their carrying values.
As of June 30, 2024, none of our reporting units had indications that an impairment was more likely than not. Approximately $1.1 billion of our consolidated goodwill balance of $4.4 billion is represented by our Global Freight Forwarding and Roadie reporting units which, based on our quarterly monitoring, are exhibiting a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. We do not expect any impairment would have a significant impact on our consolidated financial position, results of operations or cash flows.
Actual reporting unit performance, revisions to our forecasts of future performance, market factors, changes in estimates or assumptions in connection with our annual testing, or a combination thereof could result in an impairment charge in one or more of our reporting units during a future period. We continue to monitor business performance and external factors affecting our reporting units.
During the second quarter, we determined our truckload brokerage business, Coyote, met the criteria to be classified as held for sale. In connection therewith, we tested the indefinite-lived trade name and goodwill associated with Coyote for impairment prior to reclassifying the assets associated with this business as held for sale. The tests did not indicate impairment. For additional information see note 8 and note 18 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,559	1,679		(7.1)%	1,574	1,708		(7.8)%
Deferred	991	1,087		(8.8)%	1,019	1,113		(8.4)%
Ground	15,314	14,974		2.3%	15,376	15,385		(0.1)%
Total Average Daily Package Volume	17,864	17,740		0.7%	17,969	18,206		(1.3)%
Average Revenue Per Piece:
Next Day Air	$23.14	$22.40	$0.74	3.3%	$23.14	$22.27	$0.87	3.9%
Deferred	17.45	16.80	0.65	3.9%	17.49	16.59	0.90	5.4%
Ground	10.92	11.29	(0.37)	(3.3)%	10.99	11.25	(0.26)	(2.3)%
Total Average Revenue Per Piece	$12.35	$12.68	$(0.33)	(2.6)%	$12.42	$12.61	$(0.19)	(1.5)%
Operating Days in Period	64	64			127	128
Revenue (in millions):
Next Day Air	$2,309	$2,407	$(98)	(4.1)%	$4,625	$4,868	$(243)	(5.0)%
Deferred	1,107	1,169	(62)	(5.3)%	2,263	2,363	(100)	(4.2)%
Ground	10,703	10,820	(117)	(1.1)%	21,465	22,152	(687)	(3.1)%
Total Revenue	$14,119	$14,396	$(277)	(1.9)%	$28,353	$29,383	$(1,030)	(3.5)%
Operating Expenses (in millions):
Operating Expenses	$13,130	$12,794	$336	2.6%	$26,539	$26,315	$224	0.9%
Transformation and Other Costs	(8)	(79)	71	(89.9)%	(17)	(101)	84	(83.2)%
Asset Impairment Charges	—	—	—	N/A	(5)	—	(5)	N/A
Adjusted Operating Expense	$13,122	$12,715	$407	3.2%	$26,517	$26,214	$303	1.2%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$989	$1,602	$(613)	(38.3)%	$1,814	$3,068	$(1,254)	(40.9)%
Adjusted Operating Profit	$997	$1,681	$(684)	(40.7)%	$1,836	$3,169	$(1,333)	(42.1)%
Operating Margin	7.0%	11.1%			6.4%	10.4%
Adjusted Operating Margin	7.1%	11.7%			6.5%	10.8%
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Second quarter 2024 vs. 2023	0.7%	(2.5)%	(0.1)%	(1.9)%
Year to date 2024 vs. 2023	(2.1)%	(0.7)%	(0.7)%	(3.5)%
Revenue was also negatively impacted by having one less operating day in the first half of 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume increased in the quarter but decreased year to date. Challenging macroeconomic conditions, including continued weakness in manufacturing output, drove the overall volume decline year to date, while new e-commerce customers entering our network were primarily responsible for the volume growth in the quarter. We anticipate that average daily volume will increase in both the second half of 2024 and on a full year-over-year basis as we expect to benefit from improving macroeconomic conditions and continue to execute on our strategic initiatives.
Business-to-consumer volume increased 4.8% in the quarter (up 1.6% year to date), due primarily to the addition of e-commerce customers noted above and stronger online consumer spending.
Business-to-business volume declined 4.6% in the quarter (down 5.1% year to date) for the reasons described above, driven by declines across a number of sectors including retail, technology and manufacturing. Returns volume increases in both the quarter and year to date partially offset the declines, primarily attributable to our addressable market expansion with capabilities like no box, no label returns through Happy Returns and the convenience of our The UPS Store locations.
Within our Air products, average daily volume decreased in both the quarter and year to date. The decrease was driven by continued execution under the contract terms with our largest customer as planned, as well as by the impact of other large customers making cost trade-offs to our ground network products.
Average daily volume for Ground commercial shipments decreased 4.6% for the quarter (down 5.1% year to date), due to the impact of general economic conditions discussed above. We experienced declines from both large customers and small-and medium-sized businesses ("SMBs") in both the quarter and year to date, slightly offset by continued growth within our Digital Access Program. Overall Ground residential volumes increased 7.9% for the quarter (up 4.0% year to date), primarily due to an increase in SurePost volume from new e-commerce customers.
Revenue Per Piece
Revenue per piece from our Air products increased for the quarter and year to date, while revenue per piece from our Ground products declined for both periods. In December 2023, we implemented an average 5.9% net increase in base and accessorial rates for both our Air and Ground products, which favorably impacted revenue per piece. This was partially offset by decreases in fuel surcharge revenues and average billable weight per piece. The unfavorable shift in product mix and an increase in shorter zone shipments also negatively impacted revenue per piece within our Ground products.
We anticipate the year-over-year revenue per piece growth rate will improve in the second half of the year due in part to Peak delivery surcharges, although it will remain pressured by product mix.
Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that adjusts weekly. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price.
Fuel surcharge revenue decreased $12 million for the quarter, primarily driven by an unfavorable shift in product mix, partially offset by the impact of our pricing initiatives. The year-to-date decrease of $196 million in fuel surcharge revenue was due to lower overall volume and fuel price declines in the first quarter.
We expect fuel surcharge revenue to increase year over year during the second half of 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses and adjusted operating expenses increased for the quarter and year to date. Pickup and delivery costs increased $375 million in the quarter (up $686 million year to date) and package sortation costs increased $66 million in the quarter (up $166 million year to date). The increase in operating expenses was primarily due to increased compensation and benefits expense for both the quarter and year-to-date periods. This was driven by wage rate increases for our union workforce under our Teamsters contract and the impact of seniority, partially offset by a reduction in direct labor hours. We anticipate compensation and benefits expense growth will moderate in the second half of 2024 as we enter the second year of the Teamsters contract.
These increases were partially offset by a decrease of $7 million in the costs of operating our integrated air and ground network in the quarter (down $298 million year to date), and a decrease in other operating costs of $27 million (down $251 million year to date). In addition to the impact of one less operating day in the first half of 2024, these reductions were primarily driven by:
•A reduction in purchased transportation costs and aircraft block hours resulting from changes in product mix and network optimization initiatives, partially offset by higher third-party delivery expense required to address increased SurePost volume.
•A reduction in fuel expense for both periods, driven by decreases in the cost of ground fuels, as well as the positive impact of network optimization initiatives that reduced overall fuel consumption. A decrease in the cost of jet fuel and volume declines in the first quarter also contributed to the year-to-date reduction.
•A reduction in allocated expenses in both periods, including benefits from our Fit to Serve initiative.
Cost per piece increased 1.9% for the quarter (up 3.0% year to date), and adjusted cost per piece increased 2.5% (up 3.3% year to date). For both periods, the increase in cost per piece was primarily driven by the higher wage rates for our union workforce discussed above, while volume and revenue declined year to date. We anticipate the cost per piece growth rate will moderate for the remainder of the year as our cost of labor growth rate is expected to moderate.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $613 million in the quarter (down $1.3 billion year to date), with operating margin decreasing 410 basis points to 7.0% (down 400 basis points to 6.4% year to date). Adjusted operating profit decreased $684 million in the quarter (down $1.3 billion year to date), with adjusted operating margin decreasing 460 basis points to 7.1% (down 430 basis points to 6.5% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Average Daily Package Volume (in thousands):
Domestic	1,485	1,554		(4.4)%	1,494	1,594		(6.3)%
Export	1,584	1,608		(1.5)%	1,602	1,645		(2.6)%
Total Average Daily Package Volume	3,069	3,162		(2.9)%	3,096	3,239		(4.4)%
Average Revenue Per Piece:
Domestic	$8.10	$7.67	$0.43	5.6%	$8.05	$7.63	$0.42	5.5%
Export	33.90	33.70	0.20	0.6%	33.36	33.34	0.02	0.1%
Total Average Revenue Per Piece	$21.42	$20.91	$0.51	2.4%	$21.15	$20.69	$0.46	2.2%
Operating Days in Period	64	64			127	128
Revenue (in millions):
Domestic	$770	$763	$7	0.9%	$1,528	$1,557	$(29)	(1.9)%
Export	3,437	3,468	(31)	(0.9)%	6,787	7,020	(233)	(3.3)%
Cargo and Other	163	184	(21)	(11.4)%	311	381	(70)	(18.4)%
Total Revenue	$4,370	$4,415	$(45)	(1.0)%	$8,626	$8,958	$(332)	(3.7)%
Operating Expenses (in millions):
Operating Expenses	$3,652	$3,532	$120	3.4%	$7,252	$7,247	$5	0.1%
Transformation and Other Costs	(18)	(19)	1	(5.3)%	(42)	3	(45)	N/A
One-Time International Regulatory Matter	(88)	—	(88)	N/A	(88)	—	(88)	N/A
Asset Impairment charges	—	—	—	N/A	(2)	—	(2)	N/A
Adjusted Operating Expenses	$3,546	$3,513	$33	0.9%	$7,120	$7,250	$(130)	(1.8)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$718	$883	$(165)	(18.7)%	$1,374	$1,711	$(337)	(19.7)%
Adjusted Operating Profit	$824	$902	$(78)	(8.6)%	$1,506	$1,708	$(202)	(11.8)%
Operating Margin	16.4%	20.0%			15.9%	19.1%
Adjusted Operating Margin	18.9%	20.4%			17.5%	19.1%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$(61)				$(86)
Operating Expenses			34				32
Operating Profit			$(27)				$(54)

(1)    Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Second quarter 2024 vs. 2023	(2.9)%	1.9%	1.4%	(1.4)%	(1.0)%
Year to date 2024 vs. 2023	(5.3)%	2.6%	—%	(1.0)%	(3.7)%
Year-to-date revenue was also negatively impacted by having one less operating day in the first half of 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased in the quarter and year-to-date periods for both our export and domestic products, impacted by challenging economic conditions and geopolitical factors. We experienced volume declines from both large customers and SMBs, primarily within the retail and manufacturing sectors. This was partially offset by growth from customers in the technology sector in both the quarter and year-to-date periods. Business-to-business volume decreased 3.9% for the quarter (down 3.8% year to date), while business-to-consumer volume remained relatively flat (down 6.0% year to date). We expect year-over-year average daily volume to improve in the second half of the year, dependent on an improvement in global macroeconomic conditions.
For both the quarter and year to date, the decrease in export volume was driven by declines on intra-Europe trade lanes as challenging economic conditions continued to impact consumer spending. For the quarter, these declines were partially offset by growth in 11 of our top 20 export countries. This included improvements on the Americas to U.S. trade lanes as manufacturing and distribution moves closer to the U.S. consumer market, and improvements on the China to U.S. trade lane driven by retail, technology and manufacturing customers.
Our premium products experienced a volume decline of 5.6% for the quarter (down 7.6% year to date), primarily from our Worldwide Express products as we continued to see customers make cost trade-offs to our economy products. Volume in our non-premium products was relatively flat for both the quarter and year to date, with a shift from Transborder to Worldwide products resulting from the trade lane shifts discussed above.
Domestic volume decreased both for the quarter and year to date, driven by declines in a number of European markets, as challenging economic conditions continued to negatively impact consumer spending. These declines were slightly offset in the second quarter by growth from retail customers in the Americas region during that period.
Revenue Per Piece
In December 2023, we implemented an average 5.9% net increase in base and accessorial rates for international shipments originating in the United States. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Total revenue per piece increased 2.4% for the quarter (up 2.2% year to date), primarily due to base rate and fuel surcharge increases. These were partially offset by unfavorable currency movements and declines in demand-related surcharges. Excluding the impact of currency, revenue per piece increased 4.0% for the quarter (up 3.2% year to date). We anticipate overall revenue per piece will increase in the second half of 2024 relative to the prior year, driven by expected volume growth in Asia.
Export revenue per piece increased 0.6% for the quarter but remained relatively flat year to date. The improvement for the quarter was driven by base rate increases and a favorable shift in geographic mix. Excluding the impact of currency, export revenue per piece increased 2.0% for the quarter (up 1.0% year to date).
Domestic revenue per piece increased 5.6% for the quarter (up 5.5% year to date), driven by base rate increases and favorable shifts in customer and geographic mix, partially offset by unfavorable currency movements. Excluding the impact of currency, domestic revenue per piece increased 8.0% for the quarter (up 7.1% year to date).
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
Total international fuel surcharge revenue increased $52 million for the quarter, with the impacts of our pricing initiatives more than offsetting volume declines. Year to date, fuel surcharge revenue decreased $7 million due to the impact of lower fuel prices in the first quarter and year-to-date volume declines. We anticipate fuel surcharge revenue will increase in the second half of the year driven by expected volume growth.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses increased for the second quarter while remaining relatively flat year to date. Adjusted operating expenses increased slightly for the second quarter but decreased for the year-to-date period.
•The cost of operating our integrated air and ground network increased $41 million for the quarter, driven primarily by an increase in the cost of jet fuel. Year to date, network costs decreased $85 million due to a fuel price decline in the first quarter and reductions in air charters and aircraft block hours resulting from volume declines.
On an unadjusted basis, a payment to settle a one-time regulatory matter in Italy also contributed to the increase during the quarter and largely offset the reduction in network costs year to date.
We expect our operating expenses will increase during the second half of 2024, driven by expected volume growth.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $165 million for the quarter ($337 million year to date), with operating margin decreasing 360 basis points to 16.4% (down 320 basis points to 15.9% year to date). Adjusted operating profit decreased $78 million ($202 million year to date) and adjusted operating margin decreased 150 basis points to 18.9% (down 160 basis points to 17.5% year to date).
Increased geopolitical uncertainty continues to impact volumes in our International Package segment. As previously disclosed, substantially all of our operations in Russia have been suspended and we expect to complete the liquidation of our Small Package and Forwarding and Logistics subsidiaries in Russia by the end of 2024. In July 2024, we completed liquidation of our operations in Belarus. Substantially all of our operations in Ukraine remain indefinitely suspended. These actions have not had, and are not expected to have, a material impact on us.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue (in millions):
Forwarding	$1,315	$1,376	$(61)	(4.4)%	$2,595	$2,890	$(295)	(10.2)%
Logistics	1,546	1,431	115	8.0%	3,088	2,841	247	8.7%
Other	468	437	31	7.1%	862	908	(46)	(5.1)%
Total Revenue	$3,329	$3,244	$85	2.6%	$6,545	$6,639	$(94)	(1.4)%
Operating Expenses (in millions):
Operating Expenses	$3,092	$2,949	$143	4.8%	$6,176	$6,097	$79	1.3%
Transformation and Other Costs	(6)	(41)	35	(85.4)%	(59)	(44)	(15)	34.1%
Asset Impairment Charges	—	—	—	N/A	(41)	(8)	(33)	412.5%
Adjusted Operating Expenses:	$3,086	$2,908	$178	6.1%	$6,076	$6,045	$31	0.5%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$237	$295	$(58)	(19.7)%	$369	$542	$(173)	(31.9)%
Adjusted Operating Profit	$243	$336	$(93)	(27.7)%	$469	$594	$(125)	(21.0)%
Operating Margin	7.1%	9.1%			5.6%	8.2%
Adjusted Operating Margin	7.3%	10.4%			7.2%	8.9%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$(28)				$(42)
Operating Expenses			29				49
Operating Profit			$1				$7
(1)    Amount represents the change in currency translation compared to the prior year.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Adjustments to Operating Expenses (in millions):
Transformation and Other Costs
Forwarding	$—	$23	$(23)	(100.0)%	$7	$24	$(17)	(70.8)%
Logistics	1	18	(17)	(94.4)%	7	20	(13)	(65.0)%
Other	5	—	5	N/A	45	—	45	N/A
Total Transformation and Other Costs	$6	$41	$(35)	(85.4)%	$59	$44	$15	34.1%
Asset Impairment Charges
Forwarding	$—	$—	$—	N/A	$—	$8	$(8)	(100.0)%
Logistics	—	—	—	N/A	41	—	41	N/A
Other	—	—	—	N/A	—	—	—	N/A
Total Asset Impairment Charges	$—	$—	$—	N/A	$41	$8	$33	412.5%
Total Adjustments to Operating Expenses	$6	$41	$(35)	(85.4)%	$100	$52	$48	92.3%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue in Supply Chain Solutions increased for the quarter, but decreased year to date. The second quarter increase was primarily due to growth in Logistics and certain of our other businesses, which more than offset declines in Forwarding. Year to date, revenue declines in Forwarding were only partially offset by growth within Logistics.
Within our Forwarding businesses:
•Revenue in our truckload brokerage business, Coyote, decreased $87 million for the quarter (down $236 million year to date) due to lower volumes and continuing softness in market rates. On June 23, 2024, we announced that we have entered into an agreement to divest our truckload brokerage business to RXO, Inc. for $1.025 billion. We expect this transaction to close by the end of 2024, subject to regulatory review and approval.
•International airfreight revenue increased approximately $31 million for the quarter, driven by improved market rates and growth on Asia export lanes resulting from increased e-commerce volumes. Revenue decreased $22 million year to date, as weakness in market rates during the first quarter was only partially offset by second quarter improvements. We expect revenue growth to continue in the second half of 2024, with anticipated increases in e-commerce demand driving higher volumes and rates.
•Ocean freight forwarding revenue declined for both the quarter and year to date. The second quarter decrease was due to lower volumes, largely offset by an increase in rates driven by improved market dynamics and favorable product mix. The year-to-date decrease was attributable to weak rates and an unfavorable product mix during the first quarter. We expect revenue growth in the second half of 2024 as lower capacity growth and disruptions in the Red Sea are expected to continue to drive up rates.
Within our Logistics businesses, revenue increased $115 million for the quarter (up $247 million year to date). The acquisition of MNX Global Logistics in the fourth quarter of 2023 contributed $88 million of the increase for the quarter ($178 million year to date), with the remainder driven by growth in clinical trials and pharmaceuticals business within our healthcare operations. We expect these trends will continue in the second half of the year. Revenue in mail services remained relatively flat for both the quarter and year to date as decreases in volume were partially offset by rate increases and a favorable shift in product characteristics. We expect our mail services business to generate volume and revenue growth during the second half of the year.
Revenue from other businesses within Supply Chain Solutions increased for the quarter, but decreased year to date.
•In our digital businesses, revenue increased $44 million for the quarter (up $78 million year to date), driven by volume growth at Roadie and the impact of acquiring Happy Returns in the fourth quarter of 2023.
•Revenue attributable to volume from the USPS was relatively flat for the quarter, but was down $74 million year to date as a result of lower volumes in the first quarter. We expect revenue will increase in the second half of 2024 as we fully onboard air cargo volume from our USPS agreement.
•Revenue from transition services provided to the acquirer of UPS Freight continued to decrease in both the quarter and year-to-date periods as we continue to wind down these arrangements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Total operating expenses and adjusted operating expenses within Supply Chain Solutions increased for the second quarter and year to date.
Forwarding operating expenses decreased $42 million for the quarter (down $271 million year to date), primarily due to a reduction in purchased transportation expense as a result of lower volumes and market rates in our truckload brokerage business. Expense movements in our freight forwarding business were driven by international airfreight, which increased for the second quarter due to increases in market rates and volume growth, but were down year to date as a result of lower rates and volumes during the first quarter more than offsetting the second quarter growth. We expect our operating expenses will increase during the second half of 2024 driven by volume growth.
Logistics operating expenses increased $145 million for the quarter (up $269 million year to date), driven primarily by the impact of the acquisition of MNX Global Logistics which contributed $87 million of the increase for the quarter ($175 million year to date). Expenses in our healthcare operations increased $46 million for the quarter ($89 million year to date), primarily due to higher rates for third-party transportation. Operating expenses in mail services were relatively flat for both the quarter and year to date. We expect that Logistics operating expense will continue to increase in the second half of the year, driven by business growth. On an unadjusted basis, Logistics operating expenses were also impacted by a charge during the first quarter to write down the value of certain trade names acquired as part of the Bomi Group acquisition.
Expenses in our other Supply Chain Solutions businesses increased $77 million for the quarter (up $33 million year to date), largely driven by higher operating costs within our digital businesses due to volume growth and the impact of acquiring Happy Returns. Expenses associated with USPS volumes increased during the second quarter as we began handling volume under our new air cargo agreement. Year to date, the increase was more than offset by lower costs associated with lower USPS volumes during the first quarter. Costs incurred to procure transportation for, and provide transition services to, the acquirer of UPS Freight also continued to decrease in both periods as we continued to wind down these arrangements. On an unadjusted basis, expense was further increased by the impact of transformation and other costs, including expense related to a regulatory matter. We expect expenses in our other Supply Chain Solutions businesses will increase during the second half of 2024 due to volume growth in our digital businesses and under our air cargo agreement with the USPS.
Operating Profit and Margin
As a result of the factors described above, total operating profit decreased $58 million for the second quarter (down
$173 million year to date), with operating margin decreasing 200 basis points to 7.1% (down 260 basis points to 5.6% year to date). On an adjusted basis, operating profit decreased $93 million for the second quarter (down $125 million year to date) with adjusted operating margin decreasing 310 basis points to 7.3% (down 170 basis points to 7.2% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,503	$11,196	$307	2.7%	$23,142	$22,660	$482	2.1%
Transformation and Other Costs	(20)	(109)	89	(81.7)%	(51)	(97)	46	(47.4)%
Adjusted Compensation and benefits	$11,483	$11,087	$396	3.6%	$23,091	$22,563	$528	2.3%

Repairs and maintenance	$734	$682	$52	7.6%	$1,452	$1,407	$45	3.2%
Depreciation and amortization	887	828	59	7.1%	1,785	1,662	123	7.4%
Purchased transportation	3,273	3,171	102	3.2%	6,519	6,712	(193)	(2.9)%
Fuel	1,126	1,090	36	3.3%	2,186	2,361	(175)	(7.4)%
Other occupancy	492	458	34	7.4%	1,056	1,009	47	4.7%
Other expenses	1,859	1,850	9	0.5%	3,827	3,848	(21)	(0.5)%
Total Other expenses	8,371	8,079	292	3.6%	16,825	16,999	(174)	(1.0)%
Transformation and Other Costs	(12)	(30)	18	(60.0)%	(67)	(45)	(22)	48.9%
Asset Impairment Charges	—	—	—	N/A	(48)	(8)	(40)	500.0%
One-Time International Regulatory Matter	(88)	—	(88)	N/A	(88)	—	(88)	N/A
Adjusted Total Other expenses	$8,271	$8,049	$222	2.8%	$16,622	$16,946	(324)	(1.9)%

Total Operating Expenses	$19,874	$19,275	$599	3.1%	$39,967	$39,659	$308	0.8%
Adjusted Total Operating Expenses	$19,754	$19,136	$618	3.2%	$39,713	$39,509	$204	0.5%

Currency (Benefit) / Cost - (in millions)(1)			$(63)				$(81)
(1)    Amount represents the change in currency translation compared to the prior year.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Adjustments to Operating Expenses (in millions):
Transformation and Other Costs
Compensation	$8	$5	$3	60.0%	$13	$10	$3	30.0%
Benefits	12	104	(92)	(88.5)%	38	87	(49)	(56.3)%
Other expenses	12	30	(18)	(60.0)%	67	45	22	48.9%
Total Transformation and Other Costs	$32	$139	$(107)	(77.0)%	$118	$142	$(24)	(16.9)%
Asset Impairment Charges
Other expenses	$—	$—	$—	N/A	$48	$8	$40	500.0%
Total Asset Impairment Charges	$—	$—	$—	N/A	$48	$8	$40	500.0%
One-Time International Regulatory Matter
Other expenses	$88	$—	$88	N/A	$88	$—	$88	N/A
Total One-Time International Regulatory Matter	$88	$—	$88	N/A	$88	$—	$88	N/A
Total Adjustments to Operating Expenses	$120	$139	$(19)	(13.7)%	$254	$150	$104	69.3%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Total compensation and benefits and adjusted total compensation and benefits increased for both the second quarter and year to date. Compensation costs increased $259 million for the quarter (up $356 million year to date) and on an adjusted basis increased $256 million for the quarter (up $352 million year to date). The principal factors contributing to the overall increase were:
•Direct labor costs increased $349 million for the quarter (up $549 million year to date). Contractual wage rate increases for our U.S. union workforce resulted in an increase in costs of $299 million for the quarter (up $627 million year to date). Productivity improvements reduced direct labor cost by $41 million for the second quarter (down $43 million year to date). Additionally, the impact of lower volumes in the first quarter reduced year-to-date expense by $207 million. The remaining increase for both the quarter and year to date was primarily due to changes in seniority within our workforce. We expect wage rate growth to moderate beginning in the second half of the year as a result of the terms of our contract with the Teamsters.
•Management compensation costs decreased $80 million for the quarter (down $154 million year to date) due to a reduction in incentive compensation expense and lower overall headcount.
Benefits costs increased $48 million for the second quarter (up $126 million year to date) and on an adjusted basis increased $140 million for the second quarter (up $176 million year to date). The principal factors driving the overall increase were:
•Accruals for paid time off, payroll taxes and other costs increased $151 million for the quarter (up $194 million year to date), primarily due to contractual wage rate growth.
•Health and welfare costs increased $52 million for the quarter (up $92 million year to date), driven by increased contributions to multiemployer plans as a result of contractually-mandated rate increases.
•Workers' compensation expense decreased $61 million for the quarter (down $90 million year to date) due to favorable developments in prior year claims counts and a reduction in hours worked.
•Other employee benefits expense decreased $89 million for the quarter (down $52 million year to date) due to higher separation costs incurred in 2023 as we continue to right-size our business. On an adjusted basis, other employee benefits expense remained relatively flat.
Repairs and Maintenance
The increase in repairs and maintenance expense for both the second quarter and year to date was primarily attributable to higher routine repairs to buildings and facilities. During the second quarter, we also incurred additional aircraft engine maintenance expense due to the timing of required maintenance cycles. We expect these expense trends to continue in the second half of 2024.
Depreciation and Amortization
We incurred higher depreciation expense in the second quarter and year to date as a result of facility automation and expansion projects aligned with our strategic objectives. Amortization expense for capitalized software investments in support of our strategic initiatives increased for both periods, and we recorded additional amortization expense for intangible assets arising from the acquisitions of MNX Global Logistics and Happy Returns in the fourth quarter of 2023.
Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers increased for the quarter, but decreased year to date. The changes were primarily driven by:
•Supply Chain Solutions expense increased $64 million for the second quarter, driven by growth in healthcare logistics and the impact of the acquisition of MNX Global Logistics, as well as volume growth in our digital businesses. These impacts were partially offset by expense declines in truckload brokerage due to lower volumes and market rates paid for services. Year to date, expense decreased $59 million as the impact of volume declines and lower market rates across our forwarding businesses more than offset increases in our logistics businesses.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•U.S. Domestic expense increased $34 million for the second quarter, but decreased $82 million year to date. Volume growth in our SurePost product drove an increase in delivery costs of $85 million for the quarter (up $132 million year to date). For the quarter, this was partially offset by a reduction in ground volume handled by third-party carriers. Year to date, volume declines in the first quarter, together with the impact of network optimization initiatives, resulted in lower utilization of third-party ground and rail carriers and drove the overall reduction in expense.
•International Package expense was relatively flat for the second quarter. Year to date, expense decreased $53 million, as the decline in volume resulted in lower utilization of third-party transportation services.
Fuel
The increase in fuel expense for the quarter was mainly attributable to higher prices for jet fuel. Year to date, overall fuel expense decreased, driven by the combination of lower prices for jet fuel and the impact of volume declines in the first quarter, as well as lower prices for diesel and gasoline. Market prices and the manner in which we purchase fuel influence our costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs.
Other Occupancy
Other occupancy expense increased for the quarter and year to date, primarily due to increases in property rents. A decrease in utilities expense as a result of declines in rates and usage was offset by higher costs related to winter weather events during the first quarter.

Other Expenses
Other expenses remained relatively flat, increasing $9 million for the second quarter but decreasing $21 million year to date. During the second quarter, we made a $94 million payment, including interest, to settle a previously-disclosed challenge by Italian tax authorities to the deductibility of Value Added Tax payments by UPS to certain third-party service providers. We incurred $12 million of transformation and other costs for the quarter ($67 million year to date), including an additional expense related to a regulatory matter recorded in the first quarter. Also in the first quarter, we recorded a $41 million charge to write down the value of certain trade names acquired as part of our acquisition of Bomi Group as we consolidated our brands and a $7 million impairment charge related to software licenses.
On an adjusted basis, other expenses decreased $61 million for the quarter (down $171 million year to date), primarily due to the following:
•A reduction in outsourcing and consulting fees of $60 million for the quarter (down $110 million year to date) driven by a decrease in project-based engagements and higher capitalization of third-party software development costs.
•Reductions in vehicle lease expense of $40 million for the quarter (down $97 million year to date), due to network optimization efforts and volume declines in the first quarter.
•Claims expense decreases of $10 million for the quarter (down $30 million year to date) due to a reduction in the volume of customer claims.
These reductions were partly offset by:
•Credit losses increased $17 million for the quarter (up $64 million year to date) across our segments as a result of an increased number of customer bankruptcies and increases in reserves.
•RFID supplies for Smart Package Smart Facility increased $20 million for the quarter (up $50 million year to date) as we continued to expand utilization.
•Hosted software application fees and other technology costs increased $17 million for the quarter (up $32 million year to date) as we continue to make investments in support of our digital transformation.
Other expense movements were primarily associated with volume declines during the first quarter and included employee-related expenses, airline operational expenses, advertising costs and insurance.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income (Expense)
The following table sets forth investment income and other and interest expense for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Investment Income and Other	$137	$131	$6	4.6%	$255	$300	$(45)	(15.0)%

Interest Expense	(212)	(191)	(21)	11.0%	(407)	(379)	(28)	7.4%
Interest Expense associated with One-Time International Regulatory Matter	6	—	6	N/A	6	—	6	N/A
Adjusted Interest Expense	$(206)	$(191)	$(15)	7.9%	$(401)	$(379)	$(22)	5.8%
Total Other Income (Expense)	$(75)	$(60)	$(15)	25.0%	$(152)	$(79)	$(73)	92.4%
Adjusted Total Other Income (Expense)	$(69)	$(60)	$(9)	15.0%	$(146)	$(79)	$(67)	84.8%
Investment Income and Other
Investment income and other increased $6 million for the second quarter but decreased $45 million year to date, primarily due to a reduction in invested balances and year-over-year changes in certain non-current investments. In the second quarter, a reduction in foreign currency exchange losses relative to the prior year offset the impact of these declines.
Other pension income remained flat for both the quarter and year to date, as higher expected returns on pension assets were offset by an increase in interest cost as a result of plan growth and changes in demographic assumptions.
Interest Expense
Interest expense increased for the second quarter and year to date, driven by higher average outstanding debt balances.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Income Tax Expense	$460	$639	$(179)	(28.0)%	$883	$1,266	$(383)	(30.3)%
Income Tax Impact of:
Transformation and Other Costs	6	33	(27)	(81.8)%	17	33	(16)	(48.5)%
Asset Impairment Charges	—	—	—	N/A	13	2	11	550.0%
Adjusted Income Tax Expense	$466	$672	$(206)	(30.7)%	$913	$1,301	$(388)	(29.8)%
Effective Tax Rate	24.6%	23.5%			25.9%	24.2%
Adjusted Effective Tax Rate	23.4%	23.5%			24.9%	24.1%
For additional information on our income tax expense and effective tax rate, see note 16 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of June 30, 2024, we had $6.5 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures, pension contributions, planned acquisitions, transformation costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Six Months Ended June 30,
	2024	2023
Net income	$2,522	$3,976
Non-cash operating activities (1)	2,505	2,526
Pension and postretirement medical benefit plan contributions (company-sponsored plans)	(150)	(1,328)
Hedge margin receivables and payables	(90)	(298)
Income tax receivables and payables	(117)	(61)
Changes in working capital and other non-current assets and liabilities	639	856
Other operating activities	—	(77)
Net cash from operating activities	$5,309	$5,594
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
Net cash from operating activities decreased $285 million for the six months ended June 30, 2024 primarily due to a reduction in net income, somewhat offset by a decrease in year-to-date contributions to our company-sponsored, defined benefit pension and postretirement medical plans. Additional impacts included:
•A favorable reduction in hedge margin collateral outflows, driven by changes in the fair value of derivative contracts used in our currency hedging programs and an increase in the threshold at which we exchange collateral with counterparties.
•Unfavorable changes in working capital, driven by an increase in our 401(k) plan contributions, partially offset by a 2023 payment for deferred employer payroll taxes that did not repeat.
As of June 30, 2024, approximately $2.0 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts, strategic operating needs and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance domestic operating needs, capital expenditures, share repurchases, pension contributions and dividend payments to shareowners. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.
As of June 30, 2024, $10 million of cash held by our truckload brokerage business, Coyote, was reported within Assets held for sale in our consolidated balance sheet. For more information, see note 18 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) from investing activities	$653	$(2,859)

Capital Expenditures:
Buildings, facilities and plant equipment	$(712)	$(818)
Aircraft and parts	(426)	(272)
Vehicles	(461)	(277)
Information technology	(369)	(453)
Total Capital Expenditures	$(1,968)	$(1,820)

Capital Expenditures as a % of revenue	4.5%	4.0%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$28	$50
Net (purchases) sales and maturities of marketable securities	$2,663	$(1,067)
Acquisitions, net of cash acquired	$(66)	$(34)
Other investing activities	$(4)	$12
We have commitments for pending acquisitions and for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. Our 2024 investment program anticipates investments in technology initiatives and enhanced network capabilities, including approximately $1.0 billion of projects that support our environmental sustainability goals. It also provides for the maintenance of buildings, facilities and equipment and replacement of certain aircraft within our fleet. We currently expect that our capital expenditures will total approximately $4.0 billion in 2024, of which approximately 50 percent will be allocated to growth initiatives and network enhancement projects, including technology.
For the first six months of 2024, total capital expenditures increased compared to the 2023 period, primarily due to:
•Vehicle expenditure increases, driven by the timing of payments and availability of vehicle replacements.
•Aircraft expenditures driven by higher payments on open aircraft orders and the timing of final deliveries of aircraft.
These increases were partially offset by:
•Decreases in spending on buildings, facilities and plant equipment, driven by the timing of network enhancement projects.
•A reduction in information technology expenditures driven by the purchase of certain licenses in the 2023 period that did not repeat.
We received cash proceeds of $2.7 billion from the sale of marketable securities in the first six months of 2024 due to the liquidation of our portfolio to provide additional resources for short-term and strategic operating needs.
Cash paid for acquisitions in both 2024 and 2023 related primarily to the purchase of development areas for The UPS Store. Other investing activities comprised various immaterial items.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (in millions, except per share data):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) from financing activities	$(2,767)	$(3,582)
Share Repurchases:
Cash paid to repurchase shares	$—	$(1,498)
Number of shares repurchased	—	(8.4)
Shares outstanding at period end	857	855
Dividends:
Dividends declared per share	$3.26	$3.24
Cash paid for dividends	$(2,701)	$(2,693)
Borrowings:
Net borrowings (repayments) of debt principal	$5	$907
Other Financing Activities:
Cash received for common stock issuances	$131	$119
Other financing activities	$(202)	$(417)
Capitalization:
Total debt outstanding at period end	$22,205	$20,763
Total shareowners' equity at period end	17,053	20,037
Total capitalization	$39,258	$40,800
We did not repurchase any shares under our stock repurchase program in the first six months of 2024. We anticipate our share repurchases will total approximately $500 million in the second half of 2024. We repurchased 8.4 million shares of class B common stock for $1.5 billion during the 2023 period. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend to $1.63 per share in 2024, compared to $1.62 in 2023.
Issuances of debt during the 2024 period consisted of fixed- and floating-rate senior notes of varying maturities totaling $2.8 billion. Repayments of debt in the 2024 period consisted of $2.2 billion of short- and long-term commercial paper, our C$750 million fixed-rate senior notes and scheduled principal payments on our finance lease obligations. As of June 30, 2024, we had $900 million of fixed-rate senior notes outstanding that mature in 2024. We intend to repay or refinance these amounts when due.
Issuances of debt during the 2023 period consisted of fixed- and floating-rate senior notes of varying maturities totaling $2.5 billion. Repayments of debt in the 2023 period included $1.5 billion of fixed- and floating-rate senior notes, the repayment of debt assumed in the Bomi Group acquisition and scheduled principal payments on our finance lease obligations.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Outstanding balance as of June 30, 2024 ($)	Average year-to-date balance outstanding ($)	Average interest rate
2024
USD	$—	$310	5.44%
Total	$—
As of June 30, 2024, we had no outstanding balances under our U.S. or European commercial paper programs.
The variation in cash received from common stock issuances primarily resulted from activity within the UPS 401(k) Savings Plan in both the current and comparative period.
Other financing activities includes cash used to repurchase shares to satisfy tax withholding obligations on vested employee stock awards. Cash outflows for this purpose were $199 and $395 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was driven by changes in required repurchase amounts.
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
Contractual Commitments
There have been no material changes to the contractual commitments described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, except as described below.
Purchase commitments represent contractual agreements to purchase assets, goods or services that are legally binding, including contracts for aircraft, construction of new or expanded facilities and vehicles. We also have commitments related to pending business acquisitions.
The following table summarizes the expected cash outflows to satisfy our total purchase commitments as of June 30, 2024 (in millions):

Commitment Type	2024	2025	2026	2027	2028	After 2028	Total
Purchase Commitments(1)	$1,373	$1,228	$425	$62	$32	$8	$3,128
(1)    Purchase commitments for 2024 include amounts related to pending business acquisitions.
For additional information on 2024 debt issuances and repayments, see note 9 to the unaudited, consolidated financial statements.
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
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2024	December 31, 2023
Currency Derivatives	$163	$66
As of June 30, 2024 and December 31, 2023, we had no outstanding commodity hedge positions.
The information concerning market risk in Item 7A under the caption "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2023 is incorporated herein by reference.
Our market risks, hedging strategies and financial instrument positions as of June 30, 2024 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. In the second quarter of 2024, we entered into foreign currency exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forward contracts expire. The fair value changes between December 31, 2023 and June 30, 2024 in the preceding table are primarily due to foreign currency exchange rate fluctuations between those dates.
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
We have agreements with all of our active counterparties (covering all of our derivative positions) containing early termination rights and/or bilateral collateral provisions whereby cash is required based on the net fair value of derivatives associated with those counterparties when positions exceed $250 million.
Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. As of June 30, 2024, we held no cash collateral and were not required to post any collateral with our counterparties under these agreements. We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In January 2023, the Board of Directors approved a share repurchase authorization of $5.0 billion for class A and class B common stock. As of June 30, 2024, we had $2.8 billion of this share repurchase authorization available. We did not repurchase any shares under our share repurchase program during the second quarter of 2024. We anticipate our share repurchases will total approximately $500 million in 2024.
For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.

Item 5.      Other Information
Insider Trading Arrangements and Policies
None.

Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on May 9, 2023).

4.1	—	Form of 5.150% Senior Notes due 2034 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on May 22, 2024).

4.2	—	Form of 5.500% Senior Notes due 2054 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on May 22, 2024).

4.3	—	Form of 5.600% Senior Notes due 2064 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on May 22, 2024).

4.4	—	Form of Floating Rate Senior Notes due 2074 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on May 28, 2024).

10.1	—	Form of Separation Agreement and General Release between the Company and Brian Newman. *

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL (included as Exhibit 101).
__________________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	August 7, 2024	By:	/s/ BRIAN DYKES
Brian Dykes
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)