Form 10-Q
period 2024-09-30
UNITED PARCEL SERVICE INC
filed 2024-11-06
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 121,999,871 Class A shares, and 731,369,687 Class B shares, with a par value of $0.01 per share, outstanding at October 16, 2024.

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
From time to time, we participate in analyst and investor conferences. Materials provided or displayed at those conferences, such as slides and presentations, may be posted on our investor relations website at www.investors.ups.com under the heading "Presentations" when made available. These presentations may contain new material nonpublic information about our company and you are encouraged to monitor this site for any new posts, as we may use this mechanism as a public announcement.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2024 (unaudited) and December 31, 2023 (in millions)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$5,855	$3,206
Marketable securities	205	2,866
Accounts receivable	9,323	11,342
Less: Allowance for credit losses	(128)	(126)
Accounts receivable, net	9,195	11,216
Other current assets	2,009	2,125
Total Current Assets	17,264	19,413
Property, Plant and Equipment, Net	37,389	36,945
Operating Lease Right-Of-Use Assets	4,129	4,308
Goodwill	4,411	4,872
Intangible Assets, Net	3,108	3,305
Deferred Income Tax Assets	125	126
Other Non-Current Assets	1,837	1,888
Total Assets	$68,263	$70,857
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$1,606	$3,348
Current maturities of operating leases	699	709
Accounts payable	5,410	6,340
Accrued wages and withholdings	3,527	3,224
Self-insurance reserves	1,307	1,320
Accrued group welfare and retirement plan contributions	1,239	1,479
Other current liabilities	1,293	1,256
Total Current Liabilities	15,081	17,676
Long-Term Debt and Finance Leases	20,324	18,916
Non-Current Operating Leases	3,613	3,756
Pension and Postretirement Benefit Obligations	5,384	6,159
Deferred Income Tax Liabilities	3,761	3,772
Other Non-Current Liabilities	3,216	3,264
Shareowners' Equity:
Class A common stock (122 and 127 shares issued in 2024 and 2023, respectively)	2	2
Class B common stock (731 and 726 shares issued in 2024 and 2023, respectively)	7	7
Additional paid-in capital	—	—
Retained earnings	20,552	21,055
Accumulated other comprehensive loss	(3,704)	(3,758)
Deferred compensation obligations	6	9
Less: Treasury stock (0.1 and 0.2 shares in 2024 and 2023, respectively)	(6)	(9)
Total Equity for Controlling Interests	16,857	17,306
Noncontrolling interests	27	8
Total Shareowners' Equity	16,884	17,314
Total Liabilities and Shareowners' Equity	$68,263	$70,857

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$22,245	$21,061	$65,769	$66,041
Operating Expenses:
Compensation and benefits	11,955	11,528	35,097	34,188
Repairs and maintenance	713	719	2,165	2,126
Depreciation and amortization	905	837	2,690	2,499
Purchased transportation	3,375	3,114	9,894	9,826
Fuel	1,068	1,132	3,254	3,493
Other occupancy	517	481	1,573	1,490
Other expenses	1,727	1,907	5,554	5,755
Total Operating Expenses	20,260	19,718	60,227	59,377
Operating Profit	1,985	1,343	5,542	6,664
Other Income (Expense):
Investment income and other	155	124	410	424
Interest expense	(230)	(199)	(637)	(578)
Total Other Income (Expense)	(75)	(75)	(227)	(154)
Income Before Income Taxes	1,910	1,268	5,315	6,510
Income Tax Expense	371	141	1,254	1,407
Net Income	$1,539	$1,127	$4,061	$5,103
Basic Earnings Per Share	$1.80	$1.31	$4.74	$5.93
Diluted Earnings Per Share	$1.80	$1.31	$4.74	$5.92

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$1,539	$1,127	$4,061	$5,103
Change in foreign currency translation adjustment, net of tax	211	(96)	28	4
Change in unrealized gain (loss) on marketable securities, net of tax	2	(2)	1	(11)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(139)	111	(63)	(46)
Change in unrecognized pension and postretirement benefit costs, net of tax	29	21	88	62
Comprehensive Income	$1,642	$1,161	$4,115	$5,112

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions, unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$4,061	$5,103
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,690	2,499
Pension and postretirement benefit expense	774	729
Pension and postretirement benefit contributions	(1,434)	(1,363)
Self-insurance reserves	14	81
Deferred tax (benefit) expense	24	327
Stock compensation (benefit) expense	(21)	186
Other (gains) losses	61	89
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,395	2,880
Other assets	116	(252)
Accounts payable	(829)	(2,058)
Accrued wages and withholdings	348	(155)
Other liabilities	(335)	(157)
Other operating activities	(57)	(82)
Net cash from operating activities	6,807	7,827
Cash Flows From Investing Activities:
Capital expenditures	(2,811)	(3,109)
Proceeds from disposal of businesses, property, plant and equipment	1,070	167
Purchases of marketable securities	(52)	(3,347)
Sales and maturities of marketable securities	2,725	2,397
Acquisitions, net of cash acquired	(66)	(39)
Other investing activities	(26)	2
Net cash (used in) from investing activities	840	(3,929)
Cash Flows From Financing Activities:
Net change in short-term debt	(1,272)	415
Proceeds from long-term borrowings	2,785	2,546
Repayments of long-term borrowings	(1,944)	(1,625)
Purchases of common stock	(500)	(2,250)
Issuances of common stock	184	190
Dividends	(4,049)	(4,034)
Other financing activities	(207)	(427)
Net cash (used in) from financing activities	(5,003)	(5,185)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	5	(4)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2,649	(1,291)
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	3,206	5,602
End of period	$5,855	$4,311

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2024, our results of operations for the three and nine months ended September 30, 2024 and 2023, and our cash flows for the nine months ended September 30, 2024 and 2023. The results reported in these unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximated fair value as of September 30, 2024 and December 31, 2023. The fair values of our marketable securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short- and long-term debt in note 9 and our derivative instruments in note 15. We apply a fair value hierarchy (Levels 1, 2 and 3) when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3).
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
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of September 30, 2024 and December 31, 2023, suppliers sold them $473 and $504 million, respectively, of our outstanding payment obligations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Restricted cash
As of September 30, 2024, we did not have any restricted cash. As of December 31, 2023, we had $37 million of restricted cash that was primarily related to cash we had agreed to deposit in connection with a previously disclosed challenge by Italian tax authorities to the deductibility of Value Added Tax payments by UPS to certain third-party service providers. We designated additional amounts as restricted cash during the first quarter of 2024 and during the second quarter of 2024 we made a voluntary payment, including interest, of approximately $94 million to settle this matter and recorded a corresponding charge against income which is reflected in Other expenses in our statements of consolidated income.

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
Other accounting pronouncements issued before, but not effective until after, September 30, 2024, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

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
Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Next Day Air	$2,396	$2,372	$7,021	$7,240
Deferred	1,109	1,128	3,372	3,491
Ground	10,945	10,160	32,410	32,312
U.S. Domestic Package	14,450	13,660	42,803	43,043

Domestic	771	742	2,299	2,299
Export	3,482	3,367	10,269	10,387
Cargo & Other	158	158	469	539
International Package	4,411	4,267	13,037	13,225

Forwarding	1,307	1,327	3,902	4,217
Logistics	1,550	1,430	4,638	4,271
Other	527	377	1,389	1,285
Supply Chain Solutions	3,384	3,134	9,929	9,773

Consolidated revenue	$22,245	$21,061	$65,769	$66,041
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contract assets and liabilities as of September 30, 2024 and December 31, 2023 were as follows (in millions):

	Balance Sheet Location	September 30, 2024	December 31, 2023
Contract Assets:
Revenue related to in-transit packages	Other current assets	$235	$237

Contract Liabilities:
Short-term advance payments from customers	Other current liabilities	$13	$20
Long-term advance payments from customers	Other non-current liabilities	$26	$25
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
Our allowance for credit losses as of September 30, 2024 and December 31, 2023 was $128 and $126 million, respectively. Amounts for credit losses charged to expense, before recoveries, during each of the three months ended September 30, 2024 and 2023 were $75 and $49 million, respectively, and during each of the nine months ended September 30, 2024 and 2023 were $211 and $133 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. STOCK-BASED COMPENSATION
We issue share-based awards under various incentive compensation plans, including non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock units ("RSUs"), restricted performance shares and performance units ("RPUs", together with RSUs, "Restricted Units"). Upon vesting, Restricted Units result in the issuance of the equivalent number of UPS class A common shares after required tax withholdings. Dividends earned on Restricted Units are reinvested in additional Restricted Units at each dividend payable date until conversion to class A shares occurs.
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
Pre-tax compensation (benefit) expense for stock compensation awards recognized in Compensation and benefits in our statements of consolidated income for the three months ended September 30, 2024 and 2023 was $(24) and $21 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $(21) and $186 million, respectively.
Management Incentive Award Program
The MIP is an incentive-based compensation program, with awards based on annual Company performance. MIP awards are paid in cash, unless a participant elects to receive all or a portion of the award in unrestricted shares of class A common stock. As of September 30, 2024, the MIP was classified as a compensation obligation within Accrued wages and withholdings in our consolidated balance sheet.
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
The performance targets for outstanding awards are equally weighted between adjusted earnings per share and cumulative free cash flow. The final number of RPUs earned will then be subject to adjustment based on total shareholder return relative to the Standard & Poor's 500 Index. We determine the grant date fair value of RPUs using a Monte Carlo model and recognize compensation expense (less estimated forfeitures) ratably over the vesting period, based on the number of awards expected to be earned.
Based on the date of the Compensation and Human Capital Committee of the Board's approval of the 2024 LTIP award performance targets, we determined March 20, 2024 to be the award measurement date and each target RPU awarded was valued at $158.16.
The weighted-average assumptions used and the weighted-average fair values of the LTIP awards granted during the nine months ended 2024 and 2023 are as follows:

	2024	2023
Risk-free interest rate	4.45%	3.81%
Expected volatility	27.00%	30.30%
Weighted-average fair value of units granted	$157.37	$198.98
Share payout	102.18%	107.80%
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. MARKETABLE SECURITIES AND NON-CURRENT INVESTMENTS
The following is a summary of marketable securities classified as trading and available for sale as of September 30, 2024 and December 31, 2023 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2024:
Current trading marketable securities:
Equity securities	$3	$—	$—	$3
Total trading marketable securities	3	—	—	3

Current available-for-sale securities:
U.S. government and agency debt securities	178	—	(1)	177
Mortgage and asset-backed debt securities	—	—	—	—
Corporate debt securities	25	—	—	25
Non-U.S. government debt securities	—	—	—	—
Total available-for-sale marketable securities	203	—	(1)	202

Total current marketable securities	$206	$—	$(1)	$205

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2023:
Current trading marketable securities:
Equity securities	$4	$—	$—	$4
Total trading marketable securities	4	—	—	4

Current available-for-sale securities:
U.S. government and agency debt securities	963	2	(4)	961
Mortgage and asset-backed debt securities	3	—	—	3
Corporate debt securities	1,891	4	(4)	1,891
Non-U.S. government debt securities	7	—	—	7
Total available-for-sale marketable securities	2,864	6	(8)	2,862

Total current marketable securities	$2,868	$6	$(8)	$2,866
Investment Impairments
We have concluded that no material impairment losses existed within marketable securities as of September 30, 2024. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturity Information
The amortized cost and estimated fair value of marketable securities as of September 30, 2024 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$123	$122
Due after one year through three years	80	80
Due after three years through five years	—	—
Due after five years	—	—
	203	202
Equity securities	3	3
	$206	$205
Non-Current Investments
We hold non-current investments that are reported within Other Non-Current Assets in our consolidated balance sheets. Cash paid for these investments is included in Other investing activities in our statements of consolidated cash flows.
•Equity method investments: Equity securities accounted for under the equity method had a carrying value of $308 and $295 million as of September 30, 2024 and December 31, 2023, respectively.
•Other equity securities: Certain equity securities that do not have readily determinable fair values are reported in accordance with the measurement alternative in ASC Topic 321 Investments - Equity Securities. Equity securities accounted for under the measurement alternative had a carrying value of $47 million as of both September 30, 2024 and December 31, 2023.
•Other investments: We hold an investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. The investment had a fair market value of $20 and $19 million as of September 30, 2024 and December 31, 2023, respectively.

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
The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2024:
Marketable Securities:
U.S. government and agency debt securities	$177	$—	$—	$177
Mortgage and asset-backed debt securities	—	—	—	—
Corporate debt securities	—	25	—	25
Equity securities	—	3	—	3
Non-U.S. government debt securities	—	—	—	—
Total marketable securities	177	28	—	205
Other non-current investments(1)	—	20	—	20
Total	$177	$48	$—	$225
(1)    Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023:
Marketable Securities:
U.S. government and agency debt securities	$961	$—	$—	$961
Mortgage and asset-backed debt securities	—	3	—	3
Corporate debt securities	—	1,891	—	1,891
Equity securities	—	4	—	4
Non-U.S. government debt securities	—	7	—	7
Total marketable securities	961	1,905	—	2,866
Other non-current investments(1)	—	19	—	19
Total	$961	$1,924	$—	$2,885
(1)    Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.
There were no transfers of investments into or out of Level 3 during the nine months ended September 30, 2024 or 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2024 and December 31, 2023 consisted of the following (in millions):

	2024	2023
Vehicles	$11,901	$11,768
Aircraft	23,659	22,888
Land	2,136	2,138
Buildings	6,702	6,255
Building and leasehold improvements	5,625	5,241
Plant equipment	18,315	17,322
Technology equipment	2,733	2,656
Construction-in-progress	2,374	3,247
	73,445	71,515
Less: Accumulated depreciation and amortization	(36,056)	(34,570)
Property, Plant and Equipment, Net	$37,389	$36,945
Property, plant and equipment purchased on account was $358 and $309 million as of September 30, 2024 and December 31, 2023, respectively.
There were no material impairment charges for the three or nine months ended September 30, 2024 or 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost for our company-sponsored pension and postretirement benefit plans for the three and nine months ended September 30, 2024 and 2023 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2024	2023	2024	2023	2024	2023
Three Months Ended September 30:
Service cost	$309	$293	$5	$5	$10	$11
Interest cost	644	627	27	29	16	16
Expected return on assets	(770)	(742)	(1)	(3)	(22)	(21)
Amortization of prior service cost	37	27	—	—	1	1
Net periodic benefit cost	$220	$205	$31	$31	$5	$7

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2024	2023	2024	2023	2024	2023
Nine Months Ended September 30:
Service cost	$929	$879	$15	$15	$32	$33
Interest cost	1,932	1,881	81	87	50	49
Expected return on assets	(2,313)	(2,225)	(3)	(9)	(64)	(63)
Amortization of prior service cost	114	80	—	1	1	1
Net periodic benefit cost	$662	$615	$93	$94	$19	$20
Service cost and the remaining components of net periodic benefit cost are presented within Compensation and benefits and Investment income and other, respectively, in our statements of consolidated income.
During the nine months ended September 30, 2024, we contributed $1.2 billion and $189 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We expect to contribute approximately $25 and $55 million over the remainder of the year to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively.
Multiemployer Benefit Plans
We contribute to a number of multiemployer defined benefit and health and welfare plans under the terms of collective bargaining agreements that cover our union-represented employees. Our current collective bargaining agreements set forth the contribution rates to the plans that we participate in, and we are in compliance with these contribution rates.
As of September 30, 2024 and December 31, 2023, we had $806 and $813 million, respectively, recorded in Other Non-Current Liabilities in our consolidated balance sheets and $9 million as of both September 30, 2024 and December 31, 2023 recorded in Other current liabilities in our consolidated balance sheets associated with our previous withdrawal from the New England Teamsters and Trucking Industry Pension Fund. This liability is payable in equal monthly installments over a remaining term of approximately 38 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of September 30, 2024 and December 31, 2023 was $704 and $710 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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
We have approximately 10,000 employees in Canada employed under a collective bargaining agreement with the IBT which runs through July 31, 2025.
We have approximately 3,300 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association. This collective bargaining agreement becomes amendable September 1, 2025.
We have approximately 1,900 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2026. In addition, approximately 3,000 of our auto and maintenance mechanics who are not represented by the IBT are employed under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"). On July 21, 2024, the IAM ratified a new collective bargaining agreement that will expire on July 31, 2029.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of September 30, 2024 and December 31, 2023 (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
December 31, 2023:	$847	$503	$3,522	$4,872
Acquired	—	—	22	22
Currency / Other	—	4	(487)	(483)
September 30, 2024:	$847	$507	$3,057	$4,411
During the nine months ended September 30, 2024:
•Within Supply Chain Solutions, goodwill decreased by $495 million in connection with the divestiture of our truckload brokerage business ("Coyote") as discussed in note 18.
•We recorded an increase in goodwill of $16 million as part of purchase accounting allocations for our November 2023 acquisitions of MNX Global Logistics and Happy Returns. Certain areas of purchase accounting for MNX Global Logistics, including our estimates of tax positions, remain preliminary as of September 30, 2024. In addition, we recorded $6 million of goodwill related to the acquisition of certain locations of The UPS Store.
•The remaining movements are due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
We conducted our most recent annual goodwill impairment testing as of July 1, 2024 using both qualitative and quantitative methods. Our quantitative tests utilize a combination of the income and market approaches. We concluded that the fair values of our reporting units were in excess of their respective carrying values. Approximately $1.2 billion of our consolidated goodwill balance of $4.4 billion is represented by our Global Freight Forwarding, Roadie and Global Logistics and Distribution reporting units which, based on our annual impairment evaluation, are exhibiting a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. We do not expect any impairment would have a significant impact on our consolidated financial position, results of operations or cash flows.
For each of our reporting units, we continue to monitor the impact of macroeconomic conditions and business performance on our estimates of fair value. Subsequent to our annual testing date and as of September 30, 2024, none of our reporting units had indications that an impairment was more likely than not. Actual reporting unit performance, revisions to our forecasts of future performance, market factors, changes in estimates or assumptions in future impairment testing, or a combination thereof could result in an impairment charge in one or more of our reporting units during a future period. During October 2024, we realigned the management structure of certain subsidiaries within Supply Chain Solutions, bringing our Global Freight Forwarding and Global Logistics and Distribution businesses under a single management team and separately, bringing together our MNX Global Logistics and Marken businesses under a single management team. We are evaluating the impact of these managerial changes to our operating segment and reporting unit determinations during the fourth quarter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of intangible assets as of September 30, 2024 and December 31, 2023 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2024:
Capitalized software	$6,096	$(4,173)	$1,923
Licenses	48	(25)	23
Franchise rights	348	(56)	292
Customer relationships	702	(203)	499
Trade name	109	(23)	86
Trademarks, patents and other	370	(89)	281
Amortizable intangible assets	$7,673	$(4,569)	$3,104
Indefinite-lived intangible assets	4	—	4
Total Intangible Assets, Net	$7,677	$(4,569)	$3,108
December 31, 2023:
Capitalized software	$5,839	$(3,900)	$1,939
Licenses	30	(7)	23
Franchise rights	291	(49)	242
Customer relationships	1,115	(516)	599
Trade name	172	(30)	142
Trademarks, patents and other	320	(53)	267
Amortizable intangible assets	$7,767	$(4,555)	$3,212
Indefinite-lived intangible assets	93	—	93
Total Intangible Assets, Net	$7,860	$(4,555)	$3,305
The table as of September 30, 2024 above excludes intangible assets associated with Coyote, which was divested during the third quarter of 2024 as discussed in note 18.
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. For the three months ended September 30, 2024, there were no material impairment charges for finite-lived intangible assets. For the nine months ended September 30, 2024, we recorded impairment charges of $48 million ($35 million after tax, or $0.04 per diluted share) within Other Expenses in our statement of consolidated income. These charges represented capitalized software license impairments of $7 million and a $41 million charge to write down the value of certain trade names acquired as part of our acquisition of Bomi Group. For the three and nine months ended September 30, 2023, impairment charges for finite-lived intangible assets were $8 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of September 30, 2024 and December 31, 2023 consisted of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2024	2023
Commercial paper	$—		$—	$2,172

Fixed-rate senior notes:
2.800% senior notes	500	2024	500	499
2.200% senior notes	—	2024	—	400
3.900% senior notes	1,000	2025	999	999
2.400% senior notes	500	2026	499	499
3.050% senior notes	1,000	2027	997	996
3.400% senior notes	750	2029	748	747
2.500% senior notes	400	2029	398	398
4.450% senior notes	750	2030	746	745
4.875% senior notes	900	2033	895	894
5.150% senior notes	900	2034	893	—
6.200% senior notes	1,500	2038	1,486	1,485
5.200% senior notes	500	2040	494	494
4.875% senior notes	500	2040	491	491
3.625% senior notes	375	2042	369	369
3.400% senior notes	500	2046	492	492
3.750% senior notes	1,150	2047	1,138	1,138
4.250% senior notes	750	2049	743	743
3.400% senior notes	700	2049	689	689
5.300% senior notes	1,250	2050	1,232	1,232
5.050% senior notes	1,100	2053	1,083	1,083
5.500% senior notes	1,100	2054	1,087	—
5.600% senior notes	600	2064	590	—
Floating-rate senior notes:
Floating-rate senior notes	1,775	2049-2074	1,755	1,545
Debentures:
7.620% debentures	276	2030	279	280
Pound Sterling notes:
5.500% notes	89	2031	88	84
5.125% notes	608	2050	578	550
Euro senior notes:
1.625% senior notes	783	2025	783	774
1.000% senior notes	560	2028	558	551
1.500% senior notes	560	2032	557	551
Canadian senior notes:
2.125% senior notes	—	2024	—	566
Finance lease obligations (see note 10)	439	2024-2046	439	472
Facility notes and bonds	320	2029-2045	320	320
Other debt	4	2024-2026	4	6
Total debt	$22,139		21,930	22,264
Less: current maturities			(1,606)	(3,348)
Long-term debt			$20,324	$18,916

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. There was no commercial paper outstanding as of September 30, 2024. The amount of commercial paper outstanding under these programs in 2024 is expected to fluctuate.
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
On September 3, 2024, our 2.200% senior notes with a principal balance of $400 million matured and were repaid in full.
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
Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion, and expires on December 3, 2024. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of September 30, 2024 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, may be used at our discretion. We anticipate amending this agreement to extend the maturity date thereof prior to its expiration.
The second agreement provides revolving credit facilities of $2.0 billion, and expires on December 7, 2026. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of September 30, 2024 was 0.875%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.
If the credit ratings established by Standard & Poor's and Moody's differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate.
There were no amounts outstanding under these facilities as of September 30, 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of September 30, 2024, and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of September 30, 2024, 10% of net tangible assets was equivalent to $4.6 billion and we had no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $21.9 and $22.1 billion as of September 30, 2024 and December 31, 2023, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
The components of lease expense for the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$220	$219	$682	$645
Finance lease costs:
Amortization of assets	38	31	104	88
Interest on lease liabilities	6	4	16	13
Total finance lease costs	44	35	120	101
Variable lease costs	81	63	235	203
Short-term lease costs	221	243	612	746
Total lease costs(1)	$566	$560	$1,649	$1,695
(1)    This table excludes sublease income as it was not material for the three and nine months ended September 30, 2024 and 2023.
In addition to the lease costs disclosed in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. We recognized certain immaterial impairments, primarily within our Supply Chain Solutions segment, during the three and nine months ended September 30, 2024 and during the nine months ended September 30, 2023. There were no impairments recognized during the three months ended September 30, 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to leases and location within our consolidated balance sheets is as follows (in millions, except lease term and discount rate):

	September 30, 2024	December 31, 2023
Operating Leases:
Operating lease right-of-use assets	$4,129	$4,308

Current maturities of operating leases	$699	$709
Non-current operating leases	3,613	3,756
Total operating lease obligations	$4,312	$4,465

Finance Leases:
Property, plant and equipment, net	$640	$856

Current maturities of long-term debt, commercial paper and finance leases	$103	$104
Long-term debt and finance leases	336	368
Total finance lease obligations	$439	$472

Weighted average remaining lease term (in years):
Operating leases	10.8	10.8
Finance leases	7.2	7.4

Weighted average discount rate:
Operating leases	3.42%	3.20%
Finance leases	3.99%	3.88%

Supplemental cash flow information related to leases is as follows (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$657	$627
Operating cash flows from finance leases	13	10
Financing cash flows from finance leases	93	101

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$403	$1,013
Finance leases	$58	$136

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease obligations as of September 30, 2024 were as follows (in millions):

	Finance Leases	Operating Leases
2024	$38	$180
2025	111	858
2026	85	751
2027	54	646
2028	46	486
Thereafter	180	2,271
Total lease payments	514	5,192
Less: Imputed interest	(75)	(880)
Total lease obligations	439	4,312
Less: Current obligations	(103)	(699)
Long-term lease obligations	$336	$3,613
As of September 30, 2024, we had $624 million of additional leases which had not commenced. These leases will commence later in 2024 through 2026 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. LEGAL PROCEEDINGS AND CONTINGENCIES
We are involved in a number of judicial proceedings and other matters arising from the conduct of our business.
Although there can be no assurances as to the ultimate outcome, we have generally denied, or believe we have meritorious defenses and will deny, liability in pending matters, including (except as may be otherwise noted herein) the matters described below, and we intend to vigorously defend each matter. We accrue amounts associated with judicial proceedings and other contingencies when and to the extent a loss becomes probable and can be reasonably estimated. When no amount within a range of outcomes is a better estimate than any other amount, we accrue the minimum amount within the range. The actual costs of resolving legal proceedings may be substantially higher or lower than the amounts accrued on those claims.
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
In October 2022, Gratton v. United Parcel Service, Inc., was filed in the United States District Court for the Eastern District of Washington. Plaintiff sued UPS for various employment related claims. In the third quarter of 2024, the jury found in favor of the plaintiff only on his retaliation claim, awarding him $39.6 million in compensatory damages and $198 million in punitive damages. We are in the process of filing post-trial motions and appealing the verdict as we believe a number of reversible errors have been committed entitling us to reverse the verdict substantially or in its entirety. As of September 30, 2024, we have accrued an immaterial amount in our consolidated balance sheet in connection with this matter.
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
In October 2024, a securities class action, Savage v. United Parcel Service, Inc. et al, was filed in the United States District Court for the Northern District of Georgia, naming the Company and certain current and former officers as defendants. The action purports to be brought on behalf of purchasers of UPS securities between January 30, 2024 and July 22, 2024. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on alleged misstatements and omissions relating to the performance of our business. The action seeks unspecified compensatory damages, attorneys’ fees, and reasonable costs and expenses. We are vigorously defending ourselves in this matter and believe that we have a number of meritorious defenses, and there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed, the Securities and Exchange Commission (the "SEC") has investigated our controls and practices surrounding impairment analyses in connection with the divestiture of UPS Freight in April 2021. Such analysis led to a non-cash goodwill impairment charge being recorded during the quarter ended December 31, 2020. In March 2024, the SEC staff informed the Company that it disagreed with the timing of the impairment. The Company has reached a negotiated resolution in principle with the SEC staff, subject to approval by the SEC, that without admitting or denying the SEC’s findings in connection with alleged violations of Section 17(a)(2) and (3) of the Securities Act of 1933 (and related provisions), the Company has agreed to pay a civil penalty, and agreed to remedial actions, training and process changes, some of which have already been implemented. Although it is subject to SEC approval, and the Company cannot predict the ultimate outcome with certainty, the Company believes the resolution will not have a material effect on its financial condition, results of operations or liquidity. An accrual representing our best estimate of the impact of this regulatory matter is included in our consolidated balance sheet as of September 30, 2024.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Noncontrolling Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol "UPS". Class A and B shares both have a $0.01 par value, and as of September 30, 2024, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of September 30, 2024, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and noncontrolling interests accounts for the three and nine months ended September 30, 2024 and 2023 (in millions, except per share amounts):

Three Months Ended September 30:	2024		2023
	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of period	125	$2	132	$2
Stock award plans	—	—	1	—
Common stock issuances	—	—	1	—
Conversions of class A to class B common stock	(3)	—	(4)	—
Class A shares issued at end of period	122	$2	130	$2
Class B Common Stock:
Balance at beginning of period	732	$7	723	$7
Common stock purchases	(4)	—	(5)	—
Conversions of class A to class B common stock	3	—	4	—
Class B shares issued at end of period	731	$7	722	$7
Additional Paid-In Capital:
Balance at beginning of period		$136		$—
Stock award plans		(20)		14
Common stock purchases		(212)		(123)
Common stock issuances		96		115
Other (1)		—		(6)
Balance at end of period		$—		$—
Retained Earnings:
Balance at beginning of period		$20,692		$21,584
Net income attributable to controlling interests		1,539		1,127
Dividends ($1.63 and $1.62 per share) (2)		(1,391)		(1,384)
Common stock purchases		(288)		(627)
Other		—		(1)
Balance at end of period		$20,552		$20,699
Noncontrolling Interests:
Balance at beginning of period		$23		$18
Change in noncontrolling interest		4		(6)
Balance at end of period		$27		$12
(1)    Includes a 1% excise tax applicable to share repurchases.
(2)    The dividend per share amount is the same for both class A and class B common stock. Dividends include $88 and $43 million as of September 30, 2024 and 2023, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:	2024		2023
	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of period	127	$2	134	$2
Stock award plans	2	—	4	—
Common stock issuances	2	—	2	—
Conversions of class A to class B common stock	(9)	—	(10)	—
Class A shares issued at end of period	122	$2	130	$2
Class B Common Stock:
Balance at beginning of period	726	$7	725	$7
Common stock purchases	(4)	—	(13)	—
Conversions of class A to class B common stock	9	—	10	—
Class B shares issued at end of period	731	$7	722	$7
Additional Paid-In Capital:
Balance at beginning of period		$—		$—
Stock award plans		(123)		391
Common stock purchases		(212)		(750)
Common stock issuances		335		370
Other (1)		—		(11)
Balance at end of period		$—		$—
Retained Earnings:
Balance at beginning of period		$21,055		$21,326
Net income attributable to controlling interests		4,061		5,103
Dividends ($4.89 and $4.86 per share) (2)		(4,203)		(4,230)
Common stock purchases		(288)		(1,500)
Other (3)		(73)		—
Balance at end of period		$20,552		$20,699
Noncontrolling Interests:
Balance at beginning of period		$8		$17
Change in noncontrolling interest		19		(5)
Balance at end of period		$27		$12
(1)    Includes a 1% excise tax applicable to share repurchases.
(2)    The dividend per share amount is the same for both class A and class B common stock. Dividends include $154 and $196 million as of September 30, 2024 and 2023, respectively, that were settled in shares of class A common stock.
(3)    Includes adjustments related to certain stock-based awards.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We repurchased 3.9 million shares of class B common stock for $500 million under our share repurchase program during the three and nine months ended September 30, 2024. We repurchased 4.4 and 12.8 million shares of class B common stock for $750 million and $2.3 billion during the three and nine months ended September 30, 2023, respectively. These repurchases were completed as follows:
•In August 2021, the Board of Directors authorized the company to repurchase up to $5.0 billion of class A and class B common stock (the "2021 Authorization"). For the nine months ended September 30, 2023, we repurchased 0.5 million shares of class B common stock for $82 million under this authorization.
•In January 2023, the Board of Directors terminated the 2021 Authorization and approved a new share repurchase authorization for $5.0 billion of class A and class B common stock (the "2023 Authorization"). The share repurchases discussed above for the three and nine months ended September 30, 2024 were completed under this authorization. For the three and nine months ended September 30, 2023, we repurchased 4.4 and 12.3 million shares for $750 million and $2.2 billion, respectively, under the 2023 Authorization.
As of September 30, 2024, we had $2.3 billion available under the 2023 Authorization. We do not anticipate further share repurchases in 2024.
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
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income (loss) for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 was as follows (in millions):

Three Months Ended September 30:	2024	2023
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of period	$(1,431)	$(1,346)
Translation adjustment (net of tax effect of $(5) and $0)	211	(96)
Balance at end of period	(1,220)	(1,442)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of period	(3)	(20)
Current period changes in fair value (net of tax effect of $0 and $(1))	2	(2)
Balance at end of period	(1)	(22)
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	—	10
Current period changes in fair value (net of tax effect of $(37) and $44)	(117)	138
Reclassification to earnings (net of tax effect of $(7) and $(8))	(22)	(27)
Balance at end of period	(139)	121
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(2,373)	(218)
Reclassification to earnings (net of tax effect of $9 and $7)	29	21
Balance at end of period	(2,344)	(197)
Accumulated other comprehensive income (loss) at end of period	$(3,704)	$(1,540)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30:	2024	2023
Foreign currency translation gain (loss), net of tax:
Balance at beginning of period	$(1,248)	$(1,446)
Translation adjustment (net of tax effect of $(2) and $(13))	28	1
Reclassification to earnings (net of tax effect of $0 and $0)	—	3
Balance at end of period	(1,220)	(1,442)
Unrealized gain (loss) on marketable securities, net of tax:
Balance at beginning of period	(2)	(11)
Current period changes in fair value (net of tax effect of $0 and $(5))	1	(13)
Reclassification to earnings (net of tax effect of $0 and $1)	—	2
Balance at end of period	(1)	(22)
Unrealized gain (loss) on cash flow hedges, net of tax:
Balance at beginning of period	(76)	167
Current period changes in fair value (net of tax effect of $7 and $22)	24	69
Reclassification to earnings (net of tax effect of $(27) and $(36))	(87)	(115)
Balance at end of period	(139)	121
Unrecognized pension and postretirement benefit costs, net of tax:
Balance at beginning of period	(2,432)	(259)
Reclassification to earnings (net of tax effect of $27 and $20)	88	62
Balance at end of period	(2,344)	(197)
Accumulated other comprehensive income (loss) at end of period	$(3,704)	$(1,540)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from accumulated other comprehensive income (loss) to the statements of consolidated income for the three and nine months ended September 30, 2024 and 2023 is as follows (in millions):

	Amount Reclassified from AOCI(1)		Affected Line Item in the Income Statement
Three Months Ended September 30:	2024	2023
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	$(1)	$(6)	Interest expense
Foreign currency exchange contracts	30	41	Revenue
Income tax (expense) benefit	(7)	(8)	Income tax expense
Impact on net income	22	27	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(38)	(28)	Investment income and other
Income tax (expense) benefit	9	7	Income tax expense
Impact on net income	(29)	(21)	Net income
Total amount reclassified for the period	$(7)	$6	Net income

	Amount Reclassified from AOCI(1)		Affected Line Item in the Income Statement
Nine Months Ended September 30:	2024	2023
Unrealized gain (loss) on foreign currency translation:
Realized gain (loss) on business wind-down	$—	$(3)	Other expenses
Impact on net income	—	(3)	Net income
Unrealized gain (loss) on marketable securities:
Realized gain (loss) on sale of securities	—	(3)	Investment income and other
Income tax (expense) benefit	—	1	Income tax expense
Impact on net income	—	(2)	Net income
Unrealized gain (loss) on cash flow hedges:
Interest rate contracts	(4)	(9)	Interest expense
Foreign currency exchange contracts	118	160	Revenue
Income tax (expense) benefit	(27)	(36)	Income tax expense
Impact on net income	87	115	Net income
Unrecognized pension and postretirement benefit costs:
Prior service costs	(115)	(82)	Investment income and other
Income tax (expense) benefit	27	20	Income tax expense
Impact on net income	(88)	(62)	Net income
Total amount reclassified for the period	$(1)	$48	Net income
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
Activity in the deferred compensation program for the three and nine months ended September 30, 2024 and 2023 was as follows (in millions):

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
Supply Chain Solutions
Supply Chain Solutions includes our Forwarding, Logistics, digital and other businesses. Our Forwarding and Logistics businesses provide services in more than 200 countries and territories worldwide and include international air and ocean freight forwarding, customs brokerage, mail services, healthcare logistics, distribution and post-sales services. Our digital businesses leverage technology to enable a range of on-demand services such as same-day delivery, end-to-end return services and integrated supply chain and high-value shipment insurance solutions.
In evaluating financial performance, we focus on operating profit as a segment's measure of profit or loss. Operating profit is before investment income and other, interest expense and income tax expense. Certain expenses are allocated between the segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the third quarter of 2024.
Results of operations for the three and nine months ended September 30, 2024 and 2023 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
U.S. Domestic Package	$14,450	$13,660	$42,803	$43,043
International Package	4,411	4,267	13,037	13,225
Supply Chain Solutions	3,384	3,134	9,929	9,773
Consolidated revenue	$22,245	$21,061	$65,769	$66,041
Operating Profit:
U.S. Domestic Package	$898	$571	$2,712	$3,639
International Package	798	630	2,172	2,341
Supply Chain Solutions	289	142	658	684
Consolidated operating profit	$1,985	$1,343	$5,542	$6,664

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per-share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to common shareowners	$1,539	$1,127	$4,061	$5,103
Denominator:
Weighted-average shares	854	853	854	856
Vested portion of restricted shares	1	4	2	4
Denominator for basic earnings per share	855	857	856	860
Effect of dilutive securities:
Restricted performance units	—	1	—	1
Stock options	—	—	—	—
Denominator for diluted earnings per share	855	858	856	861
Basic earnings per share(1)	$1.80	$1.31	$4.74	$5.93
Diluted earnings per share(1)	$1.80	$1.31	$4.74	$5.92
(1)    Earnings per share is computed using unrounded amounts.
Diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 excluded the effect of 0.5 and 0.2 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
As of September 30, 2024 we did not hold any cash collateral. As of December 31, 2023, we held cash collateral of $103 million under these agreements. Collateral is included in Cash and cash equivalents in our consolidated balance sheets and is unrestricted. As of September 30, 2024, no collateral was required to be posted with our counterparties. As of December 31, 2023, we were required to post $13 million of collateral with our counterparties.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of September 30, 2024 and December 31, 2023, the notional amounts of our outstanding derivative positions were as follows (in millions):

		September 30, 2024	December 31, 2023
Currency hedges:
Euro	EUR	3,807	4,408
British Pound Sterling	GBP	615	663
Canadian Dollar	CAD	1,806	1,550
Hong Kong Dollar	HKD	4,984	1,822
During the fourth quarter of 2024, we entered into contracts to hedge our exposure to the Chinese Renminbi. The associated notional amount outstanding is approximately 5.1 billion Renminbi. We generally designate and account for these contracts as cash flow hedges of anticipated foreign currency denominated revenue. Additionally, as of September 30, 2024 and December 31, 2023 we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in our consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in our consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in our consolidated balance sheets had we elected to apply the right of offset as of September 30, 2024 and December 31, 2023 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$57	$95	$27	$73
Foreign currency exchange contracts	Other non-current assets	Level 2	14	63	2	19
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	1	—	1	—
Total Asset Derivatives			$72	$158	$30	$92

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$35	$26	$5	$4
Foreign currency exchange contracts	Other non-current liabilities	Level 2	57	65	45	21
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other non-current liabilities	Level 2	—	1	—	1
Total Liability Derivatives			$92	$92	$50	$26
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in our consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of September 30, 2024 and December 31, 2023 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	September 30, 2024	September 30, 2024	December 31, 2023	December 31, 2023
Long-term debt and finance leases	$279	$4	$280	$4
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains (losses) that have been recognized in our statements of consolidated income for fair value and cash flow hedges, as well as the associated gain (loss) for the underlying hedged item for fair value hedges for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2024			2023
	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(1)	—	—	(6)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	30	—	—	41	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$30	$(1)	$—	$41	$(6)	$—

	Nine Months Ended September 30,
	2024			2023
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain (loss) on cash flow hedging relationships:
Interest Rate Contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income	—	(4)	—	—	(9)	—
Foreign Currency Exchange Contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income	118	—	—	160	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$118	$(4)	$—	$160	$(9)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains (losses) that have been recognized in AOCI for the three and nine months ended September 30, 2024 and 2023 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2024	2023
Foreign currency exchange contracts	(154)	182
Total	$(154)	$182

Nine Months Ended September 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2024	2023
Foreign currency exchange contracts	31	91
Total	$31	$91
As of September 30, 2024, there were $16 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending September 30, 2025. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 3 years.
The following table indicates the amount of gains (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three and nine months ended September 30, 2024 and 2023 for those instruments designated as net investment hedges (in millions):

Three Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2024	2023
Foreign currency denominated debt	$(120)	$103
Total	$(120)	$103

Nine Months Ended September 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2024	2023
Foreign currency denominated debt	$(36)	$5
Total	$(36)	$5

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
Amounts recorded in our statements of consolidated income related to fair value changes and settlements of foreign currency forward contracts not designated as hedges for the three and nine months ended September 30, 2024 and 2023 (in millions) were as follows:

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2024	2023
Three Months Ended September 30:
Foreign currency exchange contracts	Investment income and other	$(4)	$(4)
Total		$(4)	$(4)

Nine Months Ended September 30:
Foreign currency exchange contracts	Investment income and other	$(8)	$(1)
Total		$(8)	$(1)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES
Our effective tax rate for the three months ended September 30, 2024 increased to 19.4% in 2024 compared to 11.1% in the comparative period (23.6% year to date compared to 21.6% in the comparative period). The year-over-year increase in our effective tax rate was driven by non-deductible expenses related to regulatory matters and share-based compensation shortfalls. In addition, in the prior year we had more favorable uncertain tax positions as a result of resolution of global tax audits and adjustments to our tax balances to reflect our tax returns filed.
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
As discussed in note 18, in the third quarter of 2024 we completed the divestiture of Coyote and recorded a pre-tax gain of $156 million. As a result, we recorded related income tax expense of $4 million in the period. This income tax expense was generated at a lower average tax rate than the U.S. federal statutory tax rate due to the disposition generating capital losses for tax purposes that were not expected to be realized.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. TRANSFORMATION STRATEGY COSTS
As previously disclosed, we are undertaking an enterprise-wide transformation of our organization that includes various projects and initiatives, including workforce reductions and changes in processes and technology, that impact our global direct and indirect operating costs. For the three- and nine-month periods ended September 30, 2024 and 2023, our transformation strategy activities primarily consisted of the following:
Transformation 2.0: Based on efficiencies gained as a part of Transformation 1.0, and in connection with changes in our executive leadership in 2020, we identified and reprioritized certain then-current and future investments, including investments in our workforce, portfolio of businesses and technology (such projects, collectively, “Transformation 2.0”). Specifically, we identified opportunities to reduce spans and layers of management, began a review of our business portfolio and identified opportunities to invest in certain technologies, including financial reporting and certain schedule, time and pay systems, to reduce global indirect operating costs, provide better visibility, and reduce reliance on legacy systems and coding languages. Our organizational structure review indicated an opportunity to realize initial savings of approximately $400 million with potential opportunities to save up to an additional $240 million through the reduction of spans and layers of management with an anticipation that these savings would be recurring. The business portfolio review was expanded in 2022. As a result thereof, we determined to exit certain businesses that were not aligned with our corporate strategy and determined to make new investments into certain businesses, including healthcare-focused businesses, better aligned to our strategic targets. In connection therewith, we incurred costs primarily consisting of outside professional fees related to these reviews and other costs related to these transactions. Lastly, our review of our systems and technologies identified certain areas of our business that were reliant on outdated technologies. Our reviews determined that continued use of these legacy technologies would likely increase maintenance costs and that investments into new technologies would enhance our ability to leverage our data and allow us to establish a more flexible system architecture. As of December 31, 2023, we substantially completed our initiatives to reduce spans and layers of management and achieved savings in line with our anticipated benefits. Our ongoing efforts under Transformation 2.0 include initiatives related to our financial systems and our business portfolio review. As of September 30, 2024, we have incurred $785 million of costs as part of Transformation 2.0. Transformation 2.0 initiatives are expected to conclude during 2025, with anticipated remaining costs of approximately $115 million primarily related to completion of our technology initiatives.
During 2023, we implemented our "Fit to Serve" initiative, which is intended to right-size our business for the future through a workforce reduction of approximately 12,000 positions and create a more efficient operating model to enhance responsiveness to changing market dynamics.
Accruals for separation costs of $101 and $205 million within Fit to Serve were included in our consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. Separations accrued as of December 31, 2023 have been substantially completed and we expect that amounts accrued as of September 30, 2024 will be paid through the first half of 2025. As of September 30, 2024, we have incurred total costs of $370 million and anticipate that we will incur additional costs of approximately $100 million under Fit to Serve. Fit to Serve is expected to conclude in 2025.
Compensation and benefit costs under these programs during the three and nine months ended September 30, 2024 are primarily related to severance costs incurred in conjunction with reductions in our workforce. We are primarily accounting for these separations under ASC Topic 712 as they have been, or will be, carried out under a plan which provides a contractual termination benefit to impacted employees. The nature of our separation initiatives has resulted in a relatively short period of time, typically less than one year, between the point at which the separation meets the criteria for recognition as an accrual and the point at which the separation is completed.
Other expenses incurred in furtherance of our transformation strategy have been primarily related to fees paid to third-party service providers that supported modernization of our corporate support functions, assisted in our strategic reviews and contributed to our financial systems transition and healthcare strategy and generally have not been incurred as a result of restructuring, exit or disposal activities and as period costs, have not given rise to restructuring, exit or disposal liabilities. During the three and nine months ended September 30, 2024, other expenses included impairment costs resulting from our business portfolio review and costs related to financial systems investments, both as part of Transformation 2.0. These costs, while not material to the three- or nine-month period, support the broader goals of our Transformation 2.0 program.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents transformation strategy costs for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Transformation Strategy Costs:
Compensation and benefits	$110	$80	$161	$178
Other expenses	44	14	66	58
Total Transformation Strategy Costs	$154	$94	$227	$236

Income Tax Benefit from Transformation Strategy Costs	(38)	(24)	(55)	(57)
After-Tax Transformation Strategy Costs	$116	$70	$172	$179
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the expense by the statutory tax rates applicable in each tax jurisdiction.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. DISPOSITIONS
As previously disclosed, on June 23, 2024, we entered into a definitive agreement to divest our truckload brokerage business, Coyote, to RXO Logistics for $1.025 billion, subject to working capital and other adjustments. We reported Coyote within our Forwarding businesses in Supply Chain Solutions.
On September 16, 2024, we completed the divestiture of Coyote, for cash proceeds, net of cash divested and direct transaction expenses of $1.002 billion. These proceeds are recognized within Proceeds from disposal of businesses, property, plant and equipment in the statements of consolidated cash flows. In connection with the completion of this divestiture, we recorded a pre-tax gain of $156 million ($152 million after tax) during the three months ended September 30, 2024. The gain was recognized within Other expenses in the statements of consolidated income.
The following table summarizes the carrying values of the assets and liabilities divested as of September 16, 2024 (in millions):

2024
Assets:
Cash and cash equivalents	$20
Accounts receivable, net	405
Other current assets	34
Operating lease right-of-use assets	69
Goodwill	495
Intangible assets, net	195
Other non-current assets	18
Total assets divested	$1,236

Liabilities:
Accounts payable	$216
Other current liabilities	54
Non-current operating leases	68
Other non-current liabilities	38
Total liabilities divested	$376

Net assets divested	$860

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We continue to execute our Customer First, People Led, Innovation Driven strategy by focusing on growth in the most attractive areas of the market and driving efficiency across our network. During the third quarter of 2024, our execution contributed to growth in volume, revenue and operating profit on a consolidated basis.
During the third quarter, we took a number of organic and inorganic steps in support of our strategic execution. On September 10, 2024, we entered into an agreement to acquire Frigo-Trans, an industry-leading, complex healthcare logistics provider based in Germany that is expected to further enhance our temperature-controlled and time-critical capabilities across Europe. This transaction is expected to close in 2025, subject to customary regulatory reviews and approvals. On September 16, 2024, we completed the previously announced divestiture of our truckload brokerage business ("Coyote").
Internationally, we expanded residential Saturday delivery to the eight largest markets in Europe and sped up deliveries to over 35 countries across Asia, Africa and the Middle East as we focus on our customers’ need for speed. Our Digital Access Program surpassed six million merchants globally, which supports our efforts to make our products and services even more accessible to small- and medium-sized businesses ("SMBs"). We saw revenue growth from our healthcare customers during the third quarter in both domestic and international markets. Separately, we have now completed the onboarding of new air cargo volumes from the United States Postal Service ("USPS") and under our agreement, UPS is the primary air cargo provider for the USPS within the United States.
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions.
Despite continued weakness in the macro environment, we experienced volume growth in our global small package operations during both the third quarter and year-to-date periods. Within the U.S., we captured growth from Enterprise and SMB customers, including growth from several e-commerce customers and from our Digital Access Program which, together with our efforts to drive revenue quality by making strategic pricing adjustments to align with the value we provide and cost initiatives, including operational closures completed under our Network of the Future initiative, contributed to increases in operating profit for the quarter and helped offset year-to-date declines in operating profit. Internationally, we experienced declines in total average daily volume during both quarter and year-to-date periods due to challenging economic conditions and geopolitical factors, which were more prevalent during the first half of the year. However, we continued to see growth in key export markets worldwide, which drove increases in both revenue and operating profit for the quarter.
In Supply Chain Solutions, revenue increased in both quarter and year-to-date periods, driven primarily by the impact of the acquisition of MNX Global Logistics in the fourth quarter of 2023, additional air cargo volumes from our agreement with the USPS, and revenue growth in our freight forwarding business during the third quarter. Supply Chain Solutions operating profit increased during the third quarter and was flat year to date as a result of the gain recognized from the divestiture of Coyote.
During both the three and nine month periods of 2024, we continued to execute on various initiatives under our previously disclosed transformation strategy programs, Transformation 2.0 and Fit to Serve, which are contributing to fundamental changes to our back-office technologies and organizational structure. We realized benefits from our Fit to Serve initiative during the three and nine months ended September 30, 2024, which contributed to improvements in operating profit for the quarter, and year to date, helped offset declines in operating profit.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We expect continued growth in consolidated revenue and operating profit in the fourth quarter due to anticipated volume growth and our focus on revenue quality in our global small package operations. During the third quarter, growth in our union wage-rate decreased from what we experienced in the first half of the year as we entered into the second year of our contract with the International Brotherhood of Teamsters ("IBT"). Additionally, we expect that we will further benefit from the impact of our Fit to Serve initiative. We anticipate using our network planning tools, leveraging our automated facilities and flexible staffing to manage our network during this year's holiday shipping season.
During the third quarter and year-to-date periods of 2024, we also returned cash to shareholders by completing our previously announced $500 million of share repurchases and paid dividends of $1.63 per share and $4.89 per share, respectively. Through September 30, 2024, total capital expenditures were approximately $2.8 billion. For the full year in 2024, capital expenditures are expected to be approximately $4.0 billion and total dividends are expected to be $5.4 billion, subject to Board approval.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Highlights of our consolidated results, which are discussed in more detail below, include:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue (in millions)	$22,245	$21,061	$1,184	5.6%	$65,769	$66,041	$(272)	(0.4)%
Operating Expenses (in millions)	20,260	19,718	542	2.7%	60,227	59,377	850	1.4%
Operating Profit (in millions)	$1,985	$1,343	$642	47.8%	$5,542	$6,664	$(1,122)	(16.8)%
Operating Margin	8.9%	6.4%			8.4%	10.1%
Net Income (in millions)	$1,539	$1,127	$412	36.6%	$4,061	$5,103	$(1,042)	(20.4)%
Basic Earnings Per Share	$1.80	$1.31	$0.49	37.4%	$4.74	$5.93	$(1.19)	(20.1)%
Diluted Earnings Per Share	$1.80	$1.31	$0.49	37.4%	$4.74	$5.92	$(1.18)	(19.9)%

Operating Days	64	63			191	191
Average Daily Package Volume (in thousands)	21,527	20,425		5.4%	21,220	21,109		0.5%
Average Revenue Per Piece	$13.58	$13.81	$(0.23)	(1.7)%	$13.66	$13.82	$(0.16)	(1.2)%

•Average daily package volume in our global small package operations increased for the quarter and year-to-date periods for Enterprise and SMB customers, primarily as a result of new e-commerce customers and our Digital Access Program, in our U.S. Domestic package segment. Continued challenging macroeconomic conditions partially offset the overall volume increases and drove average daily package volume declines in our International package segment.
•Revenue increased for the quarter primarily driven by the impact of volume increases. Year-to-date declines in revenue were primarily due to decreased revenue per piece in U.S. Domestic Package due in part to unfavorable changes in product mix driven by customers selecting our economy products.
•Operating expenses increased in the quarter and year-to-date periods, primarily due to increased compensation and benefits expense in our U.S. Domestic Package segment as a result of higher wage and benefit rates specified in our IBT contract, as well as increases in purchased transportation as a result of additional SurePost volume. These increases were partially offset in the year-to-date period by decreases in fuel and workers compensation expenses, the impact of production initiatives and benefits from Fit to Serve, as well as a gain related to divestiture of Coyote.
•Operating profit and operating margin increased for the quarter, as revenue growth exceeded operating expense growth in this period. Operating profit and operating margin decreased year to date as revenue decreased and did not offset operating expense increases.
•We reported net income of $1.5 billion and diluted earnings per share of $1.80 ($4.1 billion and $4.74 per share, year to date) for the third quarter. Non-GAAP adjusted diluted earnings per share were $1.76 for the third quarter ($4.97 per share, year to date) after adjusting for the after-tax impacts of:
◦a gain on the divestiture of Coyote of $152 million or ($0.18) per diluted share in the quarter and year-to-date periods;
◦a payment to settle a one-time international regulatory matter of $94 million, or $0.11 per diluted share, including interest, in the year-to-date period;
◦non-cash asset impairment charges of $35 million, or $0.04 per diluted share in the year-to-date period;
◦transformation strategy costs of $116 million, or $0.14 per diluted share in the quarter ($172 million, or $0.21 per diluted share, year to date); and
◦an expense accrual related to a regulatory matter unrelated to our ongoing operations of $45 million, or $0.05 per diluted share in the year-to-date period.
For additional operational results for the quarter and year-to-date periods specific to our segments: U.S. Domestic Package, International Package and Supply Chain Solutions refer to Results of Operations - Segment Review below.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supplemental Information - Items Affecting Comparability
We supplement the reporting of our financial information determined under generally accepted accounting principles in the United States ("GAAP") with certain non-GAAP adjusted financial measures. Management views and evaluates business performance on both a GAAP basis and by excluding costs and benefits associated with these non-GAAP adjusted financial measures. As a result, we believe the presentation and discussion of these non-GAAP adjusted financial measures better enables users of our financial information to view and evaluate underlying business performance from the same perspective as management.
Non-GAAP adjusted financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Our non-GAAP adjusted financial measures do not represent a comprehensive basis of accounting and therefore may not be comparable to similarly titled measures reported by other companies. Non-GAAP adjusted amounts reflect the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjustments	2024	2023	2024	2023
Operating Expenses:
Transformation Strategy Costs:
Transformation 1.0	$—	$(3)	$—	$(10)

Transformation 2.0
Spans and Layers	—	—	—	(86)
Business Portfolio Review	(34)	(2)	(29)	(31)
Financial Systems	(12)	(12)	(41)	(30)
Other Initiatives	—	(1)	—	(3)
Transformation 2.0 Total	(46)	(15)	(70)	(150)

Fit to Serve	(108)	(76)	(157)	(76)
Total Transformation Strategy Costs	(154)	(94)	(227)	(236)
Gain on Divestiture of Coyote	156	—	156	—
One-Time Payment for International Regulatory Matter	—	—	(88)	—
Goodwill and Asset Impairment Charges	—	(117)	(48)	(125)
One-Time Compensation Payment	—	(61)	—	(61)
Expense for Regulatory Matter	—	—	(45)	—
Total Adjustments to Non-GAAP Operating Expenses	$2	$(272)	$(252)	$(422)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Income and (Expense):	2024	2023	2024	2023
Interest Expense Associated with One-Time Payment for International Regulatory Matter	—	—	6	—
Total Adjustments to Non-GAAP Other Income and (Expense)	$—	$—	$6	$—

Total Adjustments to Non-GAAP Income Before Income Taxes	$(2)	$272	$258	$422

Income Tax (Benefit) Expense:
Transformation Strategy Costs:
Transformation 1.0	$—	$1	$—	$2

Transformation 2.0
Spans and Layers	—	—	—	21
Business Portfolio Review	8	1	7	7
Financial Systems	3	3	10	8
Other Initiatives	—	—	—	—
Transformation 2.0 Total	11	4	17	36

Fit to Serve	27	19	38	19
Total Transformation Strategy Costs	38	24	55	57
Gain on Divestiture of Coyote	(4)	—	(4)	—
One-Time Payment for International Regulatory Matter	—	—	—	—
Goodwill and Asset Impairment Charges	—	14	13	16
One-Time Compensation Payment	—	15	—	15
Expense for Regulatory Matter	—	—	—	—
Total Adjustments to Non-GAAP Income Tax (Benefit) Expense	$34	$53	$64	$88

Total Adjustments to Non-GAAP Net Income	$(36)	$219	$194	$334
The income tax impacts of these items are calculated at the statutory tax rates applicable in each tax jurisdiction.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Transformation Strategy Costs
We supplement the presentation of operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of charges related to activities within our transformation strategy. Programs within our transformation strategy have been designed to fundamentally change our organization structure, processes, technologies and the composition of our business portfolio. Various circumstances have precipitated the projects and initiatives under these programs, including identification and reprioritization of investments as a result of executive leadership changes, developments and changes in competitive landscapes, inflationary pressures, consumer behaviors, and other factors including post-COVID normalization and volume diversions attributed to our 2023 labor negotiations. We do not consider the related costs to be ordinary because each program and its initiatives and projects involve separate and distinct activities that may span multiple periods and are strategic in nature as opposed to operational efforts to drive incremental profitability. These initiatives are in addition to ordinary, ongoing efforts to enhance business performance.
Our transformation strategy has included the following programs and initiatives:
Transformation 1.0: In the first quarter of 2018, we announced and began implementation of a multi-year, enterprise-wide program contemplating a reduction in non-operations management personnel, investments impacting global direct and indirect operating costs, and changes in processes and technology, which were undertaken and completed as multiple discrete initiatives (such projects, collectively, “Transformation 1.0”). In 2018, we announced that we expected to achieve approximately $1.0 billion in savings, which would benefit earnings, from Transformation 1.0. On a cumulative basis and net of amounts reinvested into the business, we had substantially achieved the expected benefits associated with Transformation 1.0 as of the second quarter of 2020. Transformation 1.0 was substantially completed in 2022.
Transformation 2.0: Based on a number of factors including evaluating efficiencies gained as a part of Transformation 1.0, and in connection with changes in our executive leadership in 2020, we identified and reprioritized certain then-current and future investments, including additional investments in our workforce, portfolio of businesses and technology (such projects, collectively, “Transformation 2.0”). Specifically, we undertook an organizational structure review designed to identify opportunities to reduce spans and layers of management, began a review of our business portfolio and identified opportunities to invest in certain technologies, including financial reporting and certain schedule, time and pay systems to reduce global indirect operating costs, provide better visibility, and reduce reliance on legacy systems and coding languages. Our organizational structure review indicated an opportunity to realize initial savings of approximately $400 million with potential opportunities to save up to an additional $240 million through the reduction of spans and layers of management with an anticipation that these savings would be recurring. The business portfolio review was expanded in 2022. As a result thereof, we determined to exit certain businesses that were not aligned with our corporate strategy and determined to make new investments into certain businesses, including healthcare-focused businesses, better aligned to our strategic targets. In connection therewith, we incurred costs primarily consisting of outside professional fees related to these reviews and other costs associated with these transactions. Lastly, our review of our systems and technologies identified certain areas of our business that were reliant on outdated technologies. Our reviews determined that continued use of these legacy technologies would likely increase maintenance costs and that investments into new technologies would enhance our ability to leverage our data and allow us to establish a more flexible system architecture. As of December 31, 2023, we substantially completed our initiatives to reduce spans and layers of management and achieved savings in line with our anticipated benefits. Our ongoing efforts under Transformation 2.0 include initiatives related to our financial systems and our business portfolio review. As of September 30, 2024, we have incurred $785 million of costs as part of Transformation 2.0. Transformation 2.0 initiatives are expected to conclude during 2025 with anticipated remaining costs of approximately $115 million primarily related to completion of our technology initiatives. Costs associated with Transformation 2.0 have primarily consisted of compensation and benefit costs related to reductions in our workforce and fees paid to third-party consultants. Additional detail relating to the projects, initiatives and timing of costs as a part of Transformation 2.0 are contained in the table above. Investments in technology are expected to provide enhanced quality of reporting for both internal and external purposes in part through simplification and standardization of data to better enable migration into cloud-based tools and automation of manual activities, including transitioning its general ledger, consolidation, and planning tools along with U.S. payroll from older programs and software supporting our freight forwarding business. These efforts to enhance our technology are expected to reduce the need for future investments; we expect to begin to realize benefits therefrom in 2025. Investments in our business portfolio review are expected to lead to better alignment of our businesses in support of our corporate strategy. We are realigning businesses within Supply Chain Solutions to better execute our strategy; the operational performance of these businesses is included in our GAAP and non-GAAP adjusted results.
Fit to Serve: In 2023, a number of factors, including macroeconomic headwinds and volume diversion resulting from our labor negotiations with the International Brotherhood of Teamsters, contributed to volume declines in our U.S. Domestic

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Package business. In addition, our International Package and Supply Chain Solutions businesses were also negatively impacted by a number of challenging macroeconomic conditions during 2023. In response to these factors, we announced and began to undertake our Fit to Serve initiative with the intent to right-size our business to create a more efficient operating model that was more responsive to market dynamics through a workforce reduction of approximately 12,000 positions throughout 2024. We have incurred total costs of approximately $370 million under Fit to Serve, which primarily consist of compensation and benefit costs related to reductions in our workforce. We expect to complete this initiative during 2025 with expected remaining costs of approximately $100 million to be incurred primarily during the fourth quarter of 2024 and first quarter of 2025. We have achieved savings of $625 million under Fit to Serve for the nine months ended September 30, 2024, and expect to realize savings of approximately $1.0 billion for the full year 2024 through reductions in our compensations and benefit expense. Incremental savings of approximately $100 million are expected when Fit to Serve is completed.
For more information regarding transformation strategy costs, see note 17 to the unaudited, consolidated financial statements.
Gain on Divestiture of Coyote
On September 16, 2024, we completed the previously announced divestiture of Coyote. In connection therewith, we recorded a pre-tax gain of $156 million ($152 million after tax) during the three and nine months ended September 30, 2024. The gain was recognized within Other expenses in the statements of consolidated income. We supplement the presentation of operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of this gain as it is not a component of our ongoing operations and is not expected to recur. For more information regarding the gain on divestiture of Coyote, see note 18 to the unaudited, consolidated financial statements.
One-Time Payment for International Regulatory Matter
In the second quarter of 2024, we made a payment of $94 million of previously restricted cash to settle a previously-disclosed challenge by Italian tax authorities to the deductibility of Value Added Tax payments by UPS to certain third-party service providers, a review of which was launched in the fourth quarter of 2023. We supplement the presentation of operating profit, operating margin, interest expense, total other income (expense), income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of this payment. We do not believe this is a component of our ongoing operations and we do not expect this or similar payments to recur.
Goodwill and Asset Impairment Charges
We supplement the presentation of operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of noncash goodwill and asset impairment charges. We believe excluding the impact of these charges provides management and investors with a measure that increases the comparability of underlying operating results. For more information regarding goodwill and current year asset impairment charges, see note 8 to the unaudited, consolidated financial statements.
One-Time Compensation Payment
We supplement the presentation of operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of a one-time payment made to certain U.S.-based, non-union part-time supervisors following the ratification of our labor agreement with the Teamsters in 2023. We do not expect this or similar payments to recur.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Expense for Regulatory Matter
We supplement the presentation of operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of an accrual for a regulatory matter that we consider to be unrelated to our ongoing operations and that we do not expect to recur. For more information regarding this regulatory matter, see note 11 to the unaudited, consolidated financial statements.
Non-GAAP Adjusted Cost per Piece
We evaluate the efficiency of our operations using various metrics, including non-GAAP adjusted cost per piece. Non-GAAP adjusted cost per piece is calculated as non-GAAP adjusted operating expenses in a period divided by total volume for that period. Because non-GAAP adjusted operating expenses exclude costs or charges that we do not consider a part of underlying business performance when monitoring and evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards, we believe this is the appropriate metric on which to base reviews and evaluations of the efficiency of our operational performance.
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
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates would directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, or as necessary to reflect changes in our businesses. While there were no significant changes to our allocation methodologies in the third quarter of 2024, the costs allocated to Supply Chain Solutions increased. The air network expense allocated to Supply Chain Solutions increased by $182 million (up $204 million year to date) primarily driven by block hours associated with air cargo volume and associated ramp up costs from our previously-announced agreement with the USPS, as we continued to onboard this volume. We anticipate this expense will increase in the remainder of the year as the related volume attributable to this agreement increases.
As a normal part of managing our air network, we routinely idle aircraft and engines temporarily for maintenance or to adjust network capacity. As a result of the reduction in air volumes, we temporarily idled certain aircraft within our network in order to better match capacity with current demand. Temporarily idled assets are classified as held-and-used, and we continue to record depreciation expense for these assets. As of September 30, 2024, we had five aircraft temporarily idled for an average period of approximately six months. We expect these aircraft to return to revenue service in the fourth quarter of 2024.
We test goodwill for impairment annually at July 1 and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying value thereof may be impaired. Testing goodwill for impairment requires that we make a number of significant assumptions, including assumptions related to future revenues, costs, capital expenditures, working capital, our cost of capital, long-term growth rates and market comparables. We are also required to make assumptions relating to our overall business and operating strategy, and the regulatory and market environment.
We conducted our most recent goodwill impairment testing as of July 1, 2024 and concluded that the fair values of our reporting units were in excess of their respective carrying values. Approximately $1.2 billion of our consolidated goodwill balance of $4.4 billion is represented by our Global Freight Forwarding, Roadie and Global Logistics and Distribution reporting units which, based on our annual impairment evaluation, are exhibiting a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. We do not expect any impairment would have a significant impact on our consolidated financial position, results of operations or cash flows.
We continued to monitor our reporting units subsequent to the annual test and while we do not believe it is more likely than not that our reporting units' fair values are less than their carrying values as of September 30, 2024, challenging macroeconomic and uncertain geopolitical conditions, actual reporting unit performance, revisions to our forecasts of future performance or other factors, including market comparables, may negatively impact certain estimates and assumptions that we use in determining our reporting units' fair values. Such impacts may be more pronounced for reporting units whose fair values do not significantly exceed their carrying values. These factors or a combination thereof could result in an impairment charge in one or more of our reporting units during a future period. We continue to monitor business performance and external factors affecting our reporting units.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,596	1,679		(4.9)%	1,582	1,699		(6.9)%
Deferred	988	1,078		(8.3)%	1,008	1,102		(8.5)%
Ground	15,823	14,529		8.9%	15,526	15,102		2.8%
Total Average Daily Package Volume	18,407	17,286		6.5%	18,116	17,903		1.2%
Average Revenue Per Piece:
Next Day Air	$23.46	$22.42	$1.04	4.6%	$23.24	$22.31	$0.93	4.2%
Deferred	17.54	16.61	0.93	5.6%	17.51	16.59	0.92	5.5%
Ground	10.81	11.10	(0.29)	(2.6)%	10.93	11.20	(0.27)	(2.4)%
Total Average Revenue Per Piece	$12.27	$12.54	$(0.27)	(2.2)%	$12.37	$12.59	$(0.22)	(1.7)%
Operating Days in Period	64	63			191	191
Revenue (in millions):
Next Day Air	$2,396	$2,372	$24	1.0%	$7,021	$7,240	$(219)	(3.0)%
Deferred	1,109	1,128	(19)	(1.7)%	3,372	3,491	(119)	(3.4)%
Ground	10,945	10,160	785	7.7%	32,410	32,312	98	0.3%
Total Revenue	$14,450	$13,660	$790	5.8%	$42,803	$43,043	$(240)	(0.6)%
Operating Expenses (in millions):
Operating Expenses	$13,552	$13,089	$463	3.5%	$40,091	$39,404	$687	1.7%
Non-GAAP adjustments to operating expenses
Transformation Strategy Costs	(76)	(33)	(43)	130.3%	(93)	(134)	41	(30.6)%
One-Time Compensation Payment	—	(61)	61	(100.0)%	—	(61)	61	(100.0)%
Goodwill and Asset Impairment Charges	—	—	—	N/A	(5)	—	(5)	N/A
Non-GAAP Adjusted Operating Expenses	$13,476	$12,995	$481	3.7%	$39,993	$39,209	$784	2.0%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$898	$571	$327	57.3%	$2,712	$3,639	$(927)	(25.5)%
Non-GAAP Adjusted Operating Profit	$974	$665	$309	46.5%	$2,810	$3,834	$(1,024)	(26.7)%
Operating Margin	6.2%	4.2%			6.3%	8.5%
Non-GAAP Adjusted Operating Margin	6.7%	4.9%			6.6%	8.9%
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Third quarter 2024 vs. 2023	8.1%	(2.4)%	0.1%	5.8%
Year to date 2024 vs. 2023	1.2%	(1.4)%	(0.4)%	(0.6)%
Comparative results were impacted by one additional operating day in the third quarter of 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
For the quarter, we had strong volume growth, the highest growth rate in more than three years. In addition, the average daily volume increased across all major customer segments, despite the expected decline of our largest customer. In both the quarter and year-to-date periods, the increase in volume occurred in multiple industries and was led by additional e-commerce customers and SMBs leveraging our Digital Access Program. Challenging macroeconomic conditions, including continued weakness in manufacturing output, partially offset the volume increases. We anticipate that average daily volume will increase in the fourth quarter relative to the comparative period, primarily driven by volume from SMBs, including those leveraging our Digital Access Program.
Business-to-consumer volume increased 11.0% in the quarter (up 4.5% year to date), due primarily to volume from the additional e-commerce customers noted above, and continued growth in online consumer spending.
Business-to-business volume increased 0.8% for the quarter (down 3.2% year to date). An increase in retail and healthcare volume drove the overall increase in business-to-business volume for the quarter but was more than offset year to date by declines in volume attributable to challenging macroeconomic factors and slowdown in manufacturing activity.
Within our Air products, average daily volume decreased in both the quarter and year-to-date periods, driven by the continued execution under the contract terms with our largest customer. The impact of other large customers making trade-offs to our ground products also contributed to the decline for the year-to-date period.
Ground commercial shipment average daily volume increased 1.1% for the quarter (down 3.1% year to date), primarily driven by an increase in volume from SMBs for the quarter, including continued growth within our Digital Access Program. Overall Ground residential volumes increased 15.4% for the quarter (up 7.6% year to date), primarily due to an increase in SurePost volume from new e-commerce customers.

Revenue Per Piece
Revenue per piece declined 2.2% for the quarter due to customer and product mix, lighter weight, and increase in shorter zone shipments. There was a 40-basis-point sequential improvement in the revenue per piece growth rate from the second quarter, supported by pricing actions we took to address revenue quality.
Revenue per piece from our Air products increased for both the quarter and year-to-date periods, while revenue per piece from our Ground products declined for both periods. In December 2023, we implemented an average 5.9% net increase in base and accessorial rates for both our Air and Ground products, which favorably impacted revenue per piece. In addition to these rate changes, revenue per piece for Air and Ground products were also impacted by decreases in average billable weight per piece for Air and Ground products and an increase in shorter zone shipments, unfavorable shifts in product mix and decreases in fuel surcharge revenue for Ground products.
We anticipate the year-over-year revenue per piece growth rate will improve in the fourth quarter due in part to delivery surcharges on both Air and Ground products, while base rates, fuel, and product and customer mix impact are expected to be neutral in total.

Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that adjusts weekly. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price.
Fuel surcharge revenue increased $12 million for the quarter (down $184 million year to date). Increases in volume and the impact of our pricing initiatives contributed to the increase in fuel surcharge revenue for the quarter, which were more than offset by the decrease in price per gallon for the year-to-date period.
Based on the current commodity market outlook, we expect fuel surcharge revenue to increase year over year during the fourth quarter of 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses and non-GAAP adjusted operating expenses increased for both the quarter and year-to-date periods. Pickup and delivery costs increased $401 million in the quarter (up $1.1 billion year to date), package sortation costs increased $101 million in the quarter (up $267 million year to date) and other operating costs increased $51 million for the quarter (down $201 million year to date). In addition to the impact from one additional operating day and the average daily volume increase of 6.5% during the third quarter, these increases were driven by:
•An increase in compensation and benefits expense in both periods (partially offset by a decrease in worker's compensation expense in both periods) which was driven by the impact of wage rate increases for our union workforce under our IBT contract (became effective August 1, 2023), as well as an increase in direct labor hours driven by additional volume. During the quarter, union wage-rate growth slowed to 5.2% year over year. We anticipate compensation and benefits expense growth will continue to moderate in the fourth quarter of 2024 as union wage rate increases in the IBT contract as of August 1, 2024 are lower than in the prior year period.
•An increase in purchased transportation expense primarily due to higher third-party delivery expense required to deliver increased SurePost volume.
These increases were partially offset by a decrease of $72 million in the costs of operating our integrated air and ground network in the quarter (down $370 million year to date), and a decrease in other operating costs of $200 million year to date. These reductions were primarily driven by:
•Actions we took to drive productivity partially offset the increase in compensation and benefits expense discussed above. For example, through our Network of the Future initiative, this year we have completed 45 operational closures, contributing to an improvement in pieces per workforce hour. Production improvements offset approximately 50% of the union wage rate increase.
•A reduction in aircraft block hours for both periods resulting from lower air volume and network optimization.
•The positive impact of our ground network optimization initiatives, for example, the enhancements we made to our proximity matching algorithm which enables us to redirect more SurePost packages into our network, driving delivery density which reduces the incremental cost of delivery.
•A reduction in fuel expense for both periods, driven by decreases in the cost and consumption for jet and ground fuels,
•Benefits from our Fit to Serve initiative, and a reduction in expenses allocated to the business in the year-to-date period, offset by a reduction in gains on real estate sales relative to the comparative period.
Our non-GAAP adjusted operating expenses exclude the impact of transformation strategy costs which were $76 million for the quarter ($93 million year to date) for U.S. Domestic Package. Transformation strategy costs reflected within U.S. Domestic during these periods are related to our Fit to Serve and Transformation 2.0 programs. Within both programs, we incurred compensation and benefits costs related to workforce reductions as we right-size our business. Within Transformation 2.0, we incurred fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of items excluded from our non-GAAP financial measures.
Cost per piece decreased 4.3% for the quarter (up 0.6% year to date), and non-GAAP adjusted cost per piece decreased 4.1% for the quarter (up 0.8% year to date). The decrease in cost per piece for the quarter was primarily driven by higher average daily volume compared to the same period of 2023, combined with slower union wage-rate growth under the terms of the IBT contract, additional benefits from the network optimization efforts and a decrease in workers' compensation as discussed above. For the year-to-date period, higher wage rate increases for our union workforce led to an increase in cost per piece, partially offset by decreases in workers' compensation and changes in average daily volume discussed above. We anticipate the cost per piece growth rate will moderate for the remainder of the year based on our anticipated increase in average daiily volume as discusses above and lower wage rate increases as compared to the prior period, now that we have entered the second year of the IBT contract.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $327 million for the quarter (down $927 million year to date), with operating margin increasing 200 basis points to 6.2% (down 220 basis points to 6.3% year to date). Non-GAAP adjusted operating profit increased $309 million for the quarter (down $1.0 billion year to date), with non-GAAP adjusted operating margin increasing 180 basis points to 6.7% (down 230 basis points to 6.6% year to date). Non-GAAP adjusted operating profit excludes the impact of operating expense adjustments discussed above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Average Daily Package Volume (in thousands):
Domestic	1,483	1,524		(2.7)%	1,491	1,571		(5.1)%
Export	1,637	1,615		1.4%	1,613	1,635		(1.3)%
Total Average Daily Package Volume	3,120	3,139		(0.6)%	3,104	3,206		(3.2)%
Average Revenue Per Piece:
Domestic	$8.12	$7.73	$0.39	5.0%	$8.07	$7.66	$0.41	5.4%
Export	33.24	33.09	0.15	0.5%	33.33	33.26	0.07	0.2%
Total Average Revenue Per Piece	$21.30	$20.78	$0.52	2.5%	$21.20	$20.72	$0.48	2.3%
Operating Days in Period	64	63			191	191
Revenue (in millions):
Domestic	$771	$742	$29	3.9%	$2,299	$2,299	$—	—%
Export	3,482	3,367	115	3.4%	10,269	10,387	(118)	(1.1)%
Cargo and Other	158	158	—	—%	469	539	(70)	(13.0)%
Total Revenue	$4,411	$4,267	$144	3.4%	$13,037	$13,225	$(188)	(1.4)%
Operating Expenses (in millions):
Operating Expenses	$3,613	$3,637	$(24)	(0.7)%	$10,865	$10,884	$(19)	(0.2)%
Non-GAAP adjustments to operating expenses
Transformation Strategy Costs	6	(45)	51	N/A	(36)	(42)	6	(14.3)%
One-Time Payment for International Regulatory Matter	—	—	—	N/A	(88)	—	(88)	N/A
Asset Impairment Charges	—	—	—	N/A	(2)	—	(2)	N/A
Non-GAAP Adjusted Operating Expenses	$3,619	$3,592	$27	0.8%	$10,739	$10,842	$(103)	(1.0)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$798	$630	$168	26.7%	$2,172	$2,341	$(169)	(7.2)%
Non-GAAP Adjusted Operating Profit	$792	$675	$117	17.3%	$2,298	$2,383	$(85)	(3.6)%
Operating Margin	18.1%	14.8%			16.7%	17.7%
Non-GAAP Adjusted Operating Margin	18.0%	15.8%			17.6%	18.0%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$(4)				$(90)
Operating Expenses			6				38
Operating Profit			$2				$(52)

(1)    Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Third quarter 2024 vs. 2023	1.5%	2.1%	(0.1)%	(0.1)%	3.4%
Year to date 2024 vs. 2023	(3.2)%	2.5%	—%	(0.7)%	(1.4)%
Comparative results were impacted by one additional operating day in the third quarter of 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Total average daily volume decreased for both the quarter and year-to-date periods. Average daily volume increased in the quarter for our export products, with all regions having positive average daily volume growth, with the increase offset by declines in domestic products mainly in Europe. Year to date, average daily volumes for both export and domestic products declined, primarily impacted by challenging economic conditions more prevalent during the first half of the year and continue to be compressed due to geopolitical uncertainty. Increased customer demand in certain areas was primarily responsible for the third quarter growth in our export products. During the quarter, average daily volume from large customers increased while volume from SMBs declined 1.8% primarily in Europe domestic products. Year-to-date volumes from both large customers and SMBs declined primarily within the European retail sector and manufacturing sector in various regions, partially offset by growth from customers in the healthcare sector. Business-to-business volume decreased 3.6% for the quarter (down 3.7% year to date), while business-to-consumer volume increased 7.7% during the quarter (down 1.7% year to date) primarily in Europe. We expect year-over-year average daily volume to improve in the fourth quarter relative to the comparative period, due to expected improvements in macroeconomic conditions.
The increase in export volume during the quarter was primarily due to continued growth in the Asia to U.S. and U.S. export trade lanes. Growth in Asia to U.S. trade lanes was driven by additional volume from technology and retail customers while growth in the U.S. export trade lanes was driven by volume from retail customers. Improvements in the intra-Europe trade lanes also slightly contributed to the growth in export volume during the quarter, driven primarily by healthcare customers. Year to date, declines in the intra-Europe trade lanes offset the growth in the Asia to U.S. and Americas to U.S. trade lanes.
Premium product volume remained relatively flat for the quarter (down 5.2% year to date). The year-to-date decline was primarily driven by reductions in our Worldwide Express product volumes as customers made trade-offs toward our economy products, primarily in the earlier part of the year. The quarterly decline was mostly offset by growth in our Transborder and Worldwide Express Saver products. Volume in our non-premium products increased 4.0% for the quarter (increased 0.9% year to date), driven by increases in our Transborder Standard and Worldwide Expedited products. Increases in our Transborder Express Saver and Standard products were driven by customers in the diversified vehicles and parts and healthcare sectors in Europe. Increases in our Worldwide Express Saver and Worldwide Expedited products were driven by technology and retail customers in Asia, respectively.
Domestic volume decreased for both the quarter and year-to-date periods, driven by declines in several European markets, as economic conditions continued to impact consumer spending in the region. For the quarter, increases in Canada, driven by increased volume from retail customers, slightly offset these declines. Continued e-commerce growth in Mexico partially offset the declines in both the quarter and year-to-date periods.
Revenue Per Piece
Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market. For example, in December 2023, we implemented an average 5.9% net increase in base and accessorial rates for international shipments originating in the United States.
Total revenue per piece increased 2.5% for the quarter (up 2.3% year to date), primarily due to base rate increases and favorable shifts in product and geographic mix. These were partially offset by declines in demand-related surcharges. Currency had a negative impact of 10 basis points (70 basis points year to date) on revenue per piece. We anticipate overall revenue per piece will increase in the fourth quarter relative to the prior year as a result of our continuing revenue quality initiatives.
Export revenue per piece increased 0.5% for the quarter (up 0.2% year to date) driven by base rate increases and a favorable shift in product and geographic mix. Currency did not impact export revenue per piece for the quarter but had a negative impact of 60 basis points year to date.
Domestic revenue per piece increased 5.0% for the quarter (up 5.4% year to date), driven by base rate increases and favorable shifts in geographic mix. Currency had a negative impact of 70 basis points for the quarter (130 basis points year to date).

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
Total international fuel surcharge revenue remained flat for the quarter, with the impacts of pricing initiatives and increased export volume mostly offsetting year-over-year fuel price declines. Year to date, fuel surcharge revenue decreased $8 million driven by volume declines in the first half of the year, partially offset by higher average fuel prices during the first quarter. We anticipate fuel surcharge revenue will decrease relative to the prior year fourth quarter, as lower fuel prices are expected to more than offset expected increases in year-over-year volume.
Operating Expenses
Operating expenses decreased slightly for both the third quarter and year-to-date periods. This quarterly decline was primarily due to a decrease in other benefits expense related to workforce reductions during the current period as compared to the prior year period and decreased other indirect costs from various transactions. This was somewhat offset by $47 million in higher pickup and delivery expenses, associated with increased volumes in certain regions and the impact of an additional operating day.
Year to date, the costs of operating our integrated air and ground network decreased $88 million due to lower average fuel prices and reductions in air charters and aircraft block hours in response to volume declines in the first half of the year. This decrease was mostly offset due to a payment to settle a one-time international regulatory matter in Italy.
Our non-GAAP adjusted operating expenses exclude the impact of activities associated with our transformation strategy, which were immaterial for the quarter (year to date $36 million). Transformation strategy activities reflected within International Package during these periods are primarily comprised of compensation and benefits related to workforce reductions under our Fit to Serve program. See Supplemental Information - Items Affecting Comparability for additional discussion.
We expect our operating expenses will increase during the fourth quarter of 2024, driven by expected volume growth.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $168 million for the quarter (down $169 million year to date), with operating margin increasing 330 basis points to 18.1% (down 100 basis points to 16.7% year to date). Non-GAAP adjusted operating profit increased $117 million (down $85 million year to date) and non-GAAP adjusted operating margin increased 220 basis points to 18.0% (down 40 basis points to 17.6% year to date). Non-GAAP adjusted operating profit excludes the impact of operating expense adjustments discussed above.
During the third quarter, we completed the previously disclosed, pending liquidation of our Small Package subsidiaries in Russia and Belarus. The process to liquidate our Forwarding and Logistics subsidiaries in Russia are on-going and we expect to finalize the liquidation by the first quarter of 2025. Substantially all of our operations in Ukraine remain indefinitely suspended. These actions have not had, and are not expected to have, a material impact on us.
On July 22, 2024, we announced that we have entered into an agreement to acquire Estafeta, a leading domestic small package provider in Mexico that is expected to enhance our logistics orchestration capabilities in this market. The acquisition is targeted to close in the first half of 2025, subject to customary closing conditions and regulatory approvals.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue (in millions):
Forwarding	$1,307	$1,327	$(20)	(1.5)%	$3,902	$4,217	$(315)	(7.5)%
Logistics	1,550	1,430	120	8.4%	4,638	4,271	367	8.6%
Other	527	377	150	39.8%	1,389	1,285	104	8.1%
Total Revenue	$3,384	$3,134	$250	8.0%	$9,929	$9,773	$156	1.6%
Operating Expenses (in millions):
Operating Expenses	$3,095	$2,992	$103	3.4%	$9,271	$9,089	$182	2.0%
Gain on Divestiture of Coyote	156	—	156	N/A	156	—	156	N/A
Transformation Strategy Costs	(84)	(16)	(68)	425.0%	(98)	(60)	(38)	63.3%
Goodwill and Asset Impairment Charges	—	(117)	117	(100.0)%	(41)	(125)	84	(67.2)%
Expense for Regulatory Matter	—	—	—	N/A	(45)	—	(45)	N/A
Non-GAAP Adjusted Operating Expenses	$3,167	$2,859	$308	10.8%	$9,243	$8,904	$339	3.8%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$289	$142	$147	103.5%	$658	$684	$(26)	(3.8)%
Non-GAAP Adjusted Operating Profit	$217	$275	$(58)	(21.1)%	$686	$869	$(183)	(21.1)%
Operating Margin	8.5%	4.5%			6.6%	7.0%
Non-GAAP Adjusted Operating Margin	6.4%	8.8%			6.9%	8.9%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$(10)				$(52)
Operating Expenses			13				62
Operating Profit			$3				$10
(1)    Amount represents the change in currency translation compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Non-GAAP adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Forwarding	$28	$14	$14	100.0%	$35	$38	$(3)	(7.9)%
Logistics	56	1	55	5,500.0%	63	21	42	200.0%
Other SCS	—	1	(1)	(100.0)%	—	1	(1)	(100.0)%
Total Transformation Strategy Costs	$84	$16	$68	425.0%	$98	$60	$38	63.3%
Gain on Divestiture of Coyote
Forwarding	$(156)	$—	$(156)	N/A	$(156)	$—	$(156)	N/A
Total Gain on Divestiture of Coyote	$(156)	$—	$(156)	N/A	$(156)	$—	$(156)	N/A
Goodwill and Asset Impairment Charges
Forwarding	$—	$—	$—	N/A	$—	$8	$(8)	(100.0)%
Logistics	—	—	—	N/A	41	—	41	N/A
Other SCS	—	117	(117)	(100.0)%	—	117	(117)	(100.0)%
Total Goodwill and Asset Impairment Charges	$—	$117	$(117)	N/A	$41	$125	$(84)	(67.2)%
Expense for Regulatory Matter
Other SCS	—	—	—	N/A	45	—	45	N/A
Total Expense for Regulatory Matter	$—	$—	$—	N/A	$45	$—	$45	N/A
Total non-GAAP Adjustments to Operating Expenses	$(72)	$133	$(205)	N/A	$28	$185	$(157)	(84.9)%
Revenue
Total revenue in Supply Chain Solutions increased for both the third quarter and year-to-date periods, primarily due to growth in Logistics and certain of our other businesses, which more than offset declines in Forwarding, which were driven by reductions attributable to Coyote.
Within our Logistics businesses, revenue increased $120 million for the quarter (up $367 million year to date). The acquisition of MNX Global Logistics in the fourth quarter of 2023 contributed $91 million of the increase for the quarter ($269 million year to date), including revenue related to healthcare customers. Revenue in mail services increased $65 million for the quarter (up $59 million year to date) driven by new customer volume and rate increases in the third quarter. These increases more than offset a decline in our other logistics businesses during the quarter. We expect continued growth from MNX Global Logistics and mail services for the remainder of 2024.
Within our Forwarding businesses:
•International airfreight revenue increased approximately $50 million for the quarter (up $21 million year to date), due primarily to increases in market rates since the first quarter. Volume also grew during the quarter and year-to-date periods, particularly on the Asia export lanes, driven by e-commerce customers. We expect revenue growth to continue for the remainder of the year, with anticipated increases in e-commerce demand driving higher volumes and rates.
•Ocean freight forwarding revenue increased for both the quarter and year to date, driven by an increase in market rates during the second and third quarters resulting from improved market dynamics, more than offsetting lower year-to-date volumes and lower rates during the first quarter. We expect revenue growth to continue for the remainder of the year driven by these higher rates.
•Revenue from Coyote, decreased $152 million for the quarter (down $388 million year to date) due to lower volumes, continued softness in market rates, and completion of the previously announced divestiture on September 16, 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue from other businesses within Supply Chain Solutions increased for both the quarter and year to date.
•Revenue attributable to volume from the USPS increased $111 million for the quarter, driven by increased volumes as we continued to onboard volume related to our April 2024 USPS air cargo agreement. Year to date, revenue attributable to the USPS increased $38 million, attributable to air cargo volume growth in the second and third quarters, which more than offset lower volumes in the first quarter. We expect revenue growth will continue in the fourth quarter, as the air cargo volume under our agreement is now fully onboarded.
•In our digital businesses, revenue increased $45 million for the quarter (up $124 million year to date), driven by volume growth at Roadie and the impact of Happy Returns, which was acquired in the fourth quarter of 2023.
•Revenue from transition services provided to the acquirer of UPS Freight continued to decrease in both the quarter and year-to-date periods as we continue to wind down these arrangements.
Operating Expenses
Total operating expenses and non-GAAP adjusted operating expenses within Supply Chain Solutions increased for both the third quarter and year-to-date periods for the reasons described below. For additional information on our non-GAAP adjustments, see Supplemental Information - Items Affecting Comparability.
Logistics operating expenses increased $184 million for the quarter (up $481 million year to date) and on a non-GAAP adjusted basis, operating expenses increased $129 million for the quarter (up $398 million year to date). Increases in operating expense were driven primarily by the impact of the acquisition of MNX Global Logistics which contributed $89 million of the increase for the quarter ($264 million year to date). Operating expenses in mail services increased $54 million for the quarter (up $60 million year to date) driven by third quarter volume growth and rate increases. Non-GAAP adjusted operating expense excludes the impact of $56 million for the quarter ($63 million year to date) in expense primarily related to projects within our healthcare operations undertaken as part of our transformation strategy and $41 million in expense also within our healthcare operations during the first quarter of 2024 to write down the value of certain trade names acquired as part of the Bomi Group acquisition.
Forwarding operating expenses decreased $189 million for the quarter (down $484 million year to date) and on a non-GAAP adjusted basis, operating expenses decreased $47 million for the quarter (down $317 million year to date), primarily due to a reduction in purchased transportation expense as a result of lower volumes and market rates in Coyote and the impact from divestiture. Operating expenses in our freight forwarding business increased $106 million for the quarter driven by higher market rates and volumes, in particular on our Asia to U.S. lanes, for both international airfreight and ocean freight. Year-to-date operating expenses in our freight forwarding businesses also increased, as lower market rates in the first half of the year were offset by higher market rates and volumes in the third quarter. We expect our Forwarding operating expenses will decrease in the fourth quarter driven by the impact of the Coyote divestiture, partially offset by continued growth in market rates in our freight forwarding businesses. Non-GAAP adjusted operating expense excludes the impact of $28 million for the quarter ($35 million year to date) in expense related to projects undertaken as part of our transformation strategy and a gain of $156 million related to the divestiture of Coyote recognized during the third quarter.
Expenses in our other Supply Chain Solutions businesses increased $108 million for the quarter (up $185 million year to date) and on a non-GAAP adjusted basis, operating expenses increased $226 million for the quarter (up $258 million year to date), primarily driven by the increase in expense associated with USPS volumes as we continued to onboard the air cargo volume during the third quarter driving additional aircraft block hours and associated ramp up costs. Year to date, these ramp up costs more than offset the first quarter cost decreases of $47 million attributable to decreases in other USPS volumes. Within our digital businesses, operating costs increased for the quarter driven by volume growth and the impact of acquiring Happy Returns in 2023. Costs incurred to procure transportation for, and provide transition services to, the acquirer of UPS Freight continued to decrease in both the quarter and year-to-date periods as we continued to wind down these arrangements. Year-to-date non-GAAP adjusted operating expense excludes the impact of $45 million in expense related to a regulatory matter. For the three and nine months ended September 30, 2023, non-GAAP adjusted operating expense excluded the impact of goodwill impairment charges of $117 and $125 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As discussed above, our non-GAAP adjusted operating expenses exclude the impact of transformation strategy costs which were $84 million for the quarter ($98 million year to date) for Supply Chain Solutions. Transformation strategy costs reflected within Supply Chain Solutions during these periods are related to our Fit to Serve and Transformation 2.0 programs. Within Transformation 2.0, we incurred impairment costs resulting from our business portfolio review and costs related to financial system investments in Forwarding. Within Fit to Serve, we incurred severance costs as we right-size our business.
Operating Profit and Margin
As a result of the factors described above, total operating profit increased $147 million for the quarter (down $26 million year to date), with operating margin increasing 400 basis points to 8.5% (down 40 basis points to 6.6% year to date). On a non-GAAP adjusted basis, operating profit decreased $58 million for the quarter (down $183 million year to date) with non-GAAP adjusted operating margin decreasing 240 basis points to 6.4% (down 200 basis points to 6.9% year to date). Non-GAAP adjusted operating profit excludes the impact of operating expense adjustments discussed above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,955	$11,528	$427	3.7%	$35,097	$34,188	$909	2.7%
Transformation Strategy Costs	(110)	(80)	(30)	37.5%	(161)	(178)	17	(9.6)%
One-Time Compensation Payment	—	(61)	61	(100.0)%	—	(61)	61	(100.0)%
Non-GAAP Adjusted Compensation and Benefits	$11,845	$11,387	$458	4.0%	$34,936	$33,949	$987	2.9%

Repairs and maintenance	$713	$719	$(6)	(0.8)%	$2,165	$2,126	$39	1.8%
Depreciation and amortization	905	837	68	8.1%	2,690	2,499	191	7.6%
Purchased transportation	3,375	3,114	261	8.4%	9,894	9,826	68	0.7%
Fuel	1,068	1,132	(64)	(5.7)%	3,254	3,493	(239)	(6.8)%
Other occupancy	517	481	36	7.5%	1,573	1,490	83	5.6%
Other expenses	1,727	1,907	(180)	(9.4)%	5,554	5,755	(201)	(3.5)%
Total Other Expenses	8,305	8,190	115	1.4%	25,130	25,189	(59)	(0.2)%
Gain on Divestiture of Coyote	156	—	156	N/A	156	—	156	N/A
Transformation Strategy Costs	(44)	(14)	(30)	214.3%	(66)	(58)	(8)	13.8%
Goodwill and Asset Impairment Charges	—	(117)	117	(100.0)%	(48)	(125)	77	(61.6)%
One-Time Payment for International Regulatory Matter	—	—	—	N/A	(88)	—	(88)	N/A
Expense for Regulatory Matter	—	—	—	N/A	(45)	—	(45)	N/A
Non-GAAP Adjusted Total Other Expenses	$8,417	$8,059	$358	4.4%	$25,039	$25,006	33	0.1%

Total Operating Expenses	$20,260	$19,718	$542	2.7%	$60,227	$59,377	$850	1.4%
Non-GAAP Adjusted Total Operating Expenses	$20,262	$19,446	$816	4.2%	$59,975	$58,955	$1,020	1.7%

Currency (Benefit) / Cost - (in millions)(1)			$(18)				$(100)
(1)    Amount represents the change in currency translation compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Non-GAAP Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Compensation	$5	$5	$—	—%	$18	$15	$3	20.0%
Benefits	105	75	30	40.0%	143	163	(20)	(12.3)%
Other expenses	44	14	30	214.3%	66	58	8	13.8%
Total Transformation Strategy Costs	$154	$94	$60	63.8%	$227	$236	$(9)	(3.8)%
Gain on Divestiture of Coyote
Other expenses	$(156)	$—	$(156)	N/A	$(156)	$—	$(156)	N/A
Total Gain on Divestiture of Coyote	$(156)	$—	$(156)	N/A	$(156)	$—	$(156)	N/A
One-Time Payment for International Regulatory Matter
Other expenses	$—	$—	$—	N/A	$88	$—	$88	N/A
Total One-Time Payment for International Regulatory Matter	$—	$—	$—	N/A	$88	$—	$88	N/A
Goodwill and Asset Impairment Charges
Other expenses	$—	$117	$(117)	(100.0)%	$48	$125	$(77)	(61.6)%
Total Asset Impairment Charges	$—	$117	$(117)	(100.0)%	$48	$125	$(77)	(61.6)%
One-Time Compensation Payment
Benefits	$—	$61	$(61)	(100.0)%	$—	$61	$(61)	(100.0)%
Total One-Time Compensation Payment	$—	$61	$(61)	(100.0)%	$—	$61	$(61)	(100.0)%
Expense for Regulatory Matter
Other expenses	$—	$—	$—	N/A	$45	$—	$45	N/A
Total Expense for Regulatory Matter	$—	$—	$—	N/A	$45	$—	$45	N/A
Total Non-GAAP Adjustments to Operating Expenses	$(2)	$272	$(274)	N/A	$252	$422	$(170)	(40.3)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Total compensation and benefits and non-GAAP adjusted total compensation and benefits increased for both the quarter and year-to-date periods. Compensation costs increased $363 million for the quarter (up $719 million year to date), and on a non-GAAP adjusted basis increased $363 million for the quarter (up $716 million year to date). The principal factors contributing to the overall increase were:
•Direct labor costs increased $384 million for the quarter (up $933 million year to date). Contractual wage rate increases for our U.S. union workforce resulted in an increase in costs of $123 million for the quarter (up $750 million year to date). Productivity improvements reduced direct labor costs by $87 million for the quarter (down $116 million year to date). Volume growth increased direct labor expense by $238 million for the quarter and $46 million year to date, as growth during the third quarter more than offset decreases during the first half of 2024. The remaining increase for both the quarter and year-to-date periods was primarily due to increased seniority within our union workforce. We expect wage rate growth to moderate for the remainder of the year as a result of the terms of our IBT contract.
•Management compensation costs decreased $34 million for the quarter (down $188 million year to date) due to lower overall headcount, offset by higher incentive compensation expense.
Benefits costs increased $64 million for the quarter (up $190 million year to date) and on a non-GAAP adjusted basis increased $95 million for the quarter (up $271 million year to date). The principal factors driving the overall increase were:
•Workers' compensation expense decreased $102 million for the quarter (down $192 million year to date) due to favorable developments in prior year claims.
•Accruals for paid time off, payroll taxes and other costs increased $80 million for the quarter (up $274 million year to date), primarily due to contractual wage rate growth.
•Health and welfare costs increased $62 million for the quarter (up $152 million year to date), driven by increased contributions to multiemployer plans as a result of contractually-mandated rate increases.
•Pension and other postretirement benefits costs increased $40 million for the quarter (up $23 million year to date), due primarily to third quarter increases in both the cost of company-sponsored defined benefit plans, driven by service cost resulting from lower discount rates, and increased expense for the UPS 401(k) Savings Plan.
•Other employee benefits expense decreased $14 million for the quarter (down $66 million year to date) due to higher separation costs incurred in 2023 as we continued to right-size our business. On a non-GAAP adjusted basis, other employee benefits expense remained relatively flat.
Non-GAAP adjusted operating expenses exclude the impact of costs incurred under our transformation strategy programs, Fit to Serve and Transformation 2.0, and primarily impacted other employee benefits expense and related payroll tax expense as discussed above. Compensation and benefit expenses under these programs during the third quarter of 2024 were $110 million ($161 million year to date). These costs increased by $30 million (down $17 million year to date) as compared to the same periods of 2023. During 2023, non-GAAP adjusted operating expenses excluded a one-time compensation payment. See Supplemental Information - Items Affecting Comparability for additional discussion.
Repairs and Maintenance
Repairs and maintenance expense was relatively flat for the quarter, as higher vehicle maintenance expenses, driven by increased volume, were more than offset by lower aircraft and facilities expense due to the timing of required maintenance and revisions to 2024 contractual aircraft maintenance rates. Year-to-date repairs and maintenance expense increased, primarily attributable to higher routine repairs to buildings and facilities in the first half of the year.
Depreciation and Amortization
We incurred higher depreciation expense for both the quarter and year to date as a result of facility automation and expansion projects aligned with our strategic objectives. Amortization expense for capitalized software investments in support of our strategic initiatives increased for both the quarter and year to date, and we recorded additional amortization expense for intangible assets arising from the acquisitions of MNX Global Logistics and Happy Returns in the fourth quarter of 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers increased for both the quarter and year to date. The increases were primarily driven by:
•U.S. Domestic expense increased $140 million for the quarter (up $58 million year to date). Volume growth in our SurePost product drove an increase in delivery costs of $116 million for the quarter (up $248 million year to date). For the quarter, volume increases also resulted in higher utilization of third-party ground and rail carriers. Year to date, third quarter increases more than offset decreases in the first half of the year, which were driven by the impact of network optimization initiatives resulting in lower utilization of third-party ground and rail carriers, and by volume declines in the first quarter.
•Supply Chain Solutions expense increased $85 million for the quarter (up $27 million year to date) as increased expense in our freight forwarding business during the third quarter more than offset lower expenses during the first half of the year. Within our Logistics businesses, expense increased $100 million for the quarter ($212 million year to date), primarily driven by the impact of the acquisition of MNX Global Logistics and volume growth in our healthcare operations, during the first half of the year, and in mail services, during the third quarter. In our freight forwarding business, expense increased $78 million for the quarter (up $29 million year to date) due to market rates increasing in the second and third quarters offsetting lower rates in the first quarter. Volume growth within our digital businesses also resulted in increased expense for both the quarter and year to date. These increases more than offset the impact of Coyote, the disposition of which was completed in September and which experienced volume declines and lower market rates prior to divestiture.
•International Package expense increased $36 million for the quarter but was relatively flat year to date. Higher utilization of third-party transportation services in the quarter, driven by an increase in volume in Europe and Asia, were more than offset by lower volumes in the first quarter resulting in lower expense for third-party transportation services.
Fuel
The decrease in fuel expense for the quarter was mainly attributable to lower prices for jet fuel, diesel and gasoline, which more than offset expense increases driven by volume growth. Year to date, overall fuel expense also decreased, driven by the combination of lower prices for jet fuel and the impact of volume declines in the first quarter, as well as lower prices for diesel and gasoline. Market prices and the manner in which we purchase fuel influence our costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs.
Other Occupancy
Other occupancy expense increased for both the quarter and year to date, primarily due to increases in property rents. A reduction in certain rebates and increases to temporary structural costs in the second and third quarters also contributed to the increase.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Expenses
Other expenses decreased $180 million for the quarter (down $201 million year to date). During the quarter, we completed the divestiture of Coyote and recorded a pre-tax gain of $156 million. Transformation strategy costs increased $30 million for the quarter ($8 million year to date). We recorded an additional pre-tax expense of $45 million in the first half of 2024 related to a regulatory matter. Also in the first half of 2024, we recorded a $41 million pre-tax charge to write down the value of certain trade names acquired as part of our acquisition of Bomi Group as we consolidated our brands, a $7 million pre-tax impairment charge related to software licenses and a $94 million pre-tax payment, including interest, made to settle a previously-disclosed international regulatory matter.
On a non-GAAP adjusted basis, other expenses increased $63 million for the quarter (down $109 million year to date). These fluctuations were primarily driven by:
•A reduction in outsourcing and consulting fees of $9 million for the quarter (down $119 million year to date) driven by a decrease in project-based engagements and an increase in third-party costs related to software development projects that are eligible to be capitalized.
•Reductions in vehicle lease expense of $24 million for the quarter (down $121 million year to date), due to the impact of network optimization efforts and volume declines in the first quarter.
•Gains from the sale of surplus real estate decreased by $45 million during the quarter (down $55 million year to date).
•Credit losses increased $18 million for the quarter (up $83 million year to date) as a result of an increased number of customer bankruptcies in the first half of the year and increases in reserves.
•Commissions paid increased $23 million for the quarter (up $14 million year to date) primarily due to growth in our Digital Access Program.
Other expense movements for the current quarter included higher costs for software. Cost related to airline operations increased primarily due to increased flight activity. These were offset by lower marketing and advertising costs.
Non-GAAP adjusted operating expenses exclude the impact of costs incurred under our transformation strategy programs. Other expenses under our Fit to Serve and Transformation 2.0 programs during the third quarter of 2024 were $44 million ($66 million year to date). These costs increased by $30 million (up $8 million year to date) as compared to the same periods of 2023. We expect to incur additional other expenses under our Fit to Serve and Transformation 2.0 programs during 2024 and 2025 as we complete these programs. Other expenses incurred under these programs are primarily related to fees paid to outside professional service providers and impairment charges resulting from our business portfolio review. See Supplemental Information - Items Affecting Comparability for additional discussion.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income (Expense)
The following table sets forth investment income and other and interest expense for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Investment Income and Other	$155	$124	$31	25.0%	$410	$424	$(14)	(3.3)%

Interest Expense	(230)	(199)	(31)	15.6%	(637)	(578)	(59)	10.2%
Interest Expense Associated with One-Time Payment for International Regulatory Matter	—	—	—	N/A	6	—	6	N/A
Non-GAAP Adjusted Interest Expense	$(230)	$(199)	$(31)	15.6%	$(631)	$(578)	$(53)	9.2%

Total Other Income (Expense)	$(75)	$(75)	$—	—%	$(227)	$(154)	$(73)	47.4%
Non-GAAP Adjusted Total Other Income (Expense)	$(75)	$(75)	$—	—%	$(221)	$(154)	$(67)	43.5%
Investment Income and Other
Investment income and other increased $31 million for the third quarter but decreased $14 million year to date, with both periods negatively impacted by a reduction in average invested balances and year-over-year changes in certain non-current investments. In the third quarter, a reduction in foreign currency exchange losses relative to the prior year exceeded the impact of investment income declines.
Within Investment Income and Other, other pension income remained flat for both the quarter and year to date, as higher expected returns on pension assets were offset by an increase in interest cost as a result of plan growth and changes in demographic assumptions.
Interest Expense
Interest expense increased for both the third quarter and year to date, driven by the combination of higher average outstanding debt balances and higher interest rates on floating rate debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Income Tax Expense	$371	$141	$230	163.1%	$1,254	$1,407	$(153)	(10.9)%
Income Tax Impact of:
Transformation Strategy Costs:
Transformation 1.0	—	1	(1)	(100.0)%	—	2	(2)	(100.0)%

Transformation 2.0
Spans and Layers	—	—	—	N/A	—	21	(21)	(100.0)%
Business Portfolio Review	8	1	7	700.0%	7	7	—	—%
Financial Systems	3	3	—	—%	10	8	2	25.0%
Other Initiatives	—	—	—	N/A	—	—	—	N/A
Transformation 2.0 Total	11	4	7	175.0%	17	36	(19)	(52.8)%

Fit to Serve	27	19	8	42.1%	38	19	19	100.0%
Total Transformation Strategy Costs	38	24	14	58.3%	55	57	(2)	(3.5)%
Gain on Divestiture of Coyote	(4)	—	(4)	N/A	(4)	—	(4)	N/A
One-Time Payment for International Regulatory Matter	—	—	—	N/A	—	—	—	N/A
Goodwill and Asset Impairment Charges	—	14	(14)	(100.0)%	13	16	(3)	(18.8)%
One-Time Compensation Payment	—	15	(15)	(100.0)%	—	15	(15)	(100.0)%
Expense for Regulatory Matter	—	—	—	N/A	—	—	—	N/A
Non-GAAP Adjusted Income Tax Expense	$405	$194	$211	108.8%	$1,318	$1,495	$(177)	(11.8)%
Effective Tax Rate	19.4%	11.1%			23.6%	21.6%
Non-GAAP Adjusted Effective Tax Rate	21.2%	12.6%			23.6%	21.6%
For additional information on our income tax expense and effective tax rate, see note 16 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of September 30, 2024, we had $6.1 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures, pension contributions, planned acquisitions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Nine Months Ended September 30,
	2024	2023
Net income	$4,061	$5,103
Non-cash operating activities (1)	3,542	3,911
Pension and postretirement medical benefit plan contributions (company-sponsored plans)	(1,434)	(1,363)
Hedge margin receivables and payables	(90)	(152)
Income tax receivables and payables	27	(728)
Changes in working capital and other non-current assets and liabilities	758	1,138
Other operating activities	(57)	(82)
Net cash from operating activities	$6,807	$7,827
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
Net cash from operating activities decreased $1.0 billion for the nine months ended September 30, 2024 from the prior year period primarily due to a reduction in net income and the impact of the decline in business in 2023.
Additional impacts to cash flows from operating activities included the following:
•An increase in income taxes payable during the 2024 period, compared to excess tax payments having been made in the prior year period.
•A prior year period payment for deferred employer payroll taxes that did not repeat.
•Partially offset by higher 401(k) plan contributions during the nine months ended September 30, 2024.
As of September 30, 2024, approximately $2.5 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts, strategic operating needs and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance our business operations, planned capital expenditures, pension contributions, planned acquisitions, transformation strategy costs, debt obligations and planned shareowner returns. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) from investing activities	$840	$(3,929)

Capital Expenditures:
Buildings, facilities and plant equipment	$(1,098)	$(1,559)
Aircraft and parts	(569)	(364)
Vehicles	(540)	(518)
Information technology	(604)	(668)
Total Capital Expenditures	$(2,811)	$(3,109)

Capital Expenditures as a % of revenue	4.3%	4.7%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$1,070	$167
Net (purchases) sales and maturities of marketable securities	$2,673	$(950)
Acquisitions, net of cash acquired	$(66)	$(39)
Other investing activities	$(26)	$2
We have commitments for pending acquisitions and for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement of existing capacity and anticipated future growth. Future capital spending for anticipated growth and replacement assets will depend on a variety of factors, including economic and industry conditions. Our full-year 2024 investment program anticipates investments in technology initiatives and enhanced network capabilities, including approximately $1.0 billion of projects that support our environmental sustainability goals. It also provides for the maintenance of buildings, facilities and equipment and replacement of certain aircraft within our fleet. We currently expect that our capital expenditures will total approximately $4.0 billion in 2024, of which 46 percent will be allocated to growth initiatives and network enhancement projects, including technology.
For the nine months ended September 30, 2024, total capital expenditures decreased compared to the 2023 period, primarily due to:
•Reduced spending on buildings, facilities and plant equipment, as we optimize our Network of the Future initiative; and
•A reduction in information technology expenditures driven by the purchase of certain licenses in the 2023 period that did not repeat.
These decreases were partially offset by:
•Aircraft expenditures driven by higher payments on open aircraft orders and the timing of final deliveries of aircraft; and
•Vehicle expenditure increases, driven by the timing of payments and availability of vehicle replacements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

On September 16, 2024, we completed the previously announced divestiture of Coyote. We received cash proceeds of $1.002 billion.
We received cash proceeds of $2.7 billion from the sale of marketable securities in the first nine months of 2024 due to the liquidation of our portfolio to provide additional resources for short-term and strategic operating needs.
Cash paid for acquisitions in both the 2024 and 2023 periods related primarily to reacquired development area rights for The UPS Store. Other investing activities in the nine months ended September 30, 2024 were primarily driven by changes in our non-current investments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (in millions, except per share data):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) from financing activities	$(5,003)	$(5,185)
Share Repurchases:
Cash paid to repurchase shares	$(500)	$(2,250)
Number of shares repurchased	(3.9)	(12.8)
Shares outstanding at period end	853	852
Dividends:
Dividends declared per share	$4.89	$4.86
Cash paid for dividends	$(4,049)	$(4,034)
Borrowings:
Net borrowings (repayments) of debt principal	$(431)	$1,336
Other Financing Activities:
Cash received for common stock issuances	$184	$190
Other financing activities	$(207)	$(427)
Capitalization:
Total debt outstanding at period end	$21,930	$21,125
Total shareowners' equity at period end	16,884	19,180
Total capitalization	$38,814	$40,305
We repurchased 3.9 and 12.8 million shares of class B common stock for $500 million and $2.3 billion under our stock repurchase program during the nine months ended September 30, 2024 and 2023, respectively. We do not anticipate further repurchases in 2024. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend to $1.63 per share in 2024, compared to $1.62 in 2023.
Issuances of debt during the nine months ended September 30, 2024 consisted of fixed- and floating-rate senior notes of varying maturities totaling $2.8 billion. Repayments of debt in the nine months ended September 30, 2024 consisted of $2.2 billion of short- and long-term commercial paper, our C$750 million and $400 million fixed-rate senior notes as well as scheduled principal payments on our finance lease obligations. As of September 30, 2024, we had $500 million of fixed-rate senior notes outstanding that mature in 2024. We intend to repay or refinance these amounts when due.
Issuances of debt during the nine months ended September 30, 2023 consisted of fixed- and floating-rate senior notes of varying maturities totaling $2.5 billion. Repayments of debt in the nine months ended September 30, 2023 period included $1.5 billion of fixed- and floating-rate senior notes, the repayment of debt assumed in the Bomi Group acquisition and scheduled principal payments on our finance lease obligations.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Outstanding balance as of September 30, 2024 ($)	Average year-to-date balance outstanding ($)	Average interest rate
2024
USD	$—	$230	5.40%
Total	$—
As of September 30, 2024, we had no outstanding balances under our U.S. or European commercial paper programs.
The variation in cash received from common stock issuances was primarily driven by lower stock option exercises in the nine months ended September 30, 2024.
Other financing activities includes cash used to repurchase shares to satisfy tax withholding obligations on vested employee stock awards. Cash outflows for this purpose were approximately $200 and $400 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was driven by changes in required repurchase amounts.
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
Purchase commitments represent contractual agreements to purchase assets, goods or services that are legally binding, including contracts for aircraft, construction of new or expanded facilities and vehicles. We also have commitments related to business acquisitions pending regulatory approvals.
The following table summarizes the expected cash outflows to satisfy our total purchase commitments as of September 30, 2024 (in millions):

Commitment Type	2024	2025	2026	2027	2028	After 2028	Total
Purchase Commitments(1)	$352	$2,410	$464	$49	$29	$8	$3,312
(1)    Purchase commitments for 2025 include amounts related to pending business acquisitions.
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
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	September 30, 2024	December 31, 2023
Currency Derivatives	$(20)	$66
As of September 30, 2024 and December 31, 2023, we had no outstanding commodity hedge positions.
The information concerning market risk in Item 7A under the caption "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2023 is incorporated herein by reference.
Our market risks, hedging strategies and financial instrument positions as of September 30, 2024 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. In the third quarter of 2024, we entered into foreign currency exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar and Hong Kong Dollar, and had forward contracts expire. The fair value changes between December 31, 2023 and September 30, 2024 in the preceding table are primarily due to foreign currency exchange rate fluctuations between those dates.
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
Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. As of September 30, 2024, we held no cash collateral and were not required to post any collateral with our counterparties under these agreements. We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of repurchases of our class A and class B common stock during the third quarter of 2024 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 - July 31, 2024	3.3	$127.62	3.3	$2,407
August 1 - August 31, 2024	—	—	—	2,407
September 1 - September 30, 2024	0.6	127.62	0.6	$2,332
Total July 1 - September 30, 2024	3.9	$127.62	3.9
(1) Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
In January 2023, the Board of Directors approved a share repurchase authorization of $5.0 billion for class A and class B common stock. We repurchased 3.9 million shares of class B common stock for $500 million under an accelerated stock repurchase transaction during the three and nine months ended September 30, 2024. As of September 30, 2024, we had $2.3 billion of this share repurchase authorization available.
For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.

Item 5.      Other Information

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934
UPS maintains robust economic sanctions compliance procedures designed to promote compliance with applicable sanctions laws. However, from time to time the Company may inadvertently pick up packages from, or deliver packages to, individuals or entities that result in required disclosure under Section 13(r). From the date of the Company’s most recent disclosure under this heading through the date of this filing, the Company inadvertently delivered a single shipment to or for the benefit of each of the vessel Fortune (item was not billed; no revenue or profit ) and the Embassy of Iran in the United Kingdom (revenue of $9.98, profit of $4.15).
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
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	November 6, 2024	By:	/s/ BRIAN DYKES
Brian Dykes
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)