Form 10-K
period 2024-12-31
UNITED PARCEL SERVICE INC
filed 2025-02-18
CIK 1090727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “ large accelerated filer”, “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the class B common stock held by non-affiliates of the registrant was $100,185,550,613 as of June 28, 2024. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.
As of February 3, 2025, there were 114,298,155 outstanding shares of class A common stock and 739,873,795 outstanding shares of class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 8, 2025 are incorporated by reference into Part III of this report.

UNITED PARCEL SERVICE, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Cautionary Statement About Forward-Looking Statements
This report and our other filings with the Securities and Exchange Commission ("SEC") contain and in the future may contain "forward-looking statements." Statements other than those of current or historical fact, and all statements accompanied by terms such as "will," "believe," "project," "expect," "estimate," "assume," "intend," "anticipate," "target," "plan" and similar terms, are intended to be forward-looking statements.
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
The Company routinely posts important information, including news releases, announcements, materials provided or displayed at analyst or investor conferences, and other statements about its business and results of operations, that may be deemed material to investors on the Company’s Investors Relations website at www.investors.ups.com. The Company uses its website as a means of disclosing material, nonpublic information and for complying with the Company’s disclosure obligations under Regulation FD. Investors should monitor the Company’s Investor Relations website in addition to following the Company’s press releases, filings with the SEC, public conference calls and webcasts. We do not incorporate the contents of any website into this or any other report we file with the SEC.

Item 1.Business
Overview
United Parcel Service, Inc. ("UPS"), founded in 1907, is a global package delivery and logistics provider. We offer a broad range of industry-leading products and services through our extensive global presence, serving over 200 countries and territories. Our services include transportation and delivery through our integrated air and ground network, distribution, contract logistics, ocean freight, airfreight, customs brokerage and insurance. In 2024, we delivered an average of 22.4 million packages per day, totaling 5.7 billion packages during the year. Total revenue in 2024 was $91.1 billion.
Strategy
Our strategy focuses on growing in the parts of our market that value our end-to-end network, including healthcare, business to business (“B2B”), small- and medium-sized businesses (“SMBs”), and international. We are continuing our journey to execute our Customer First, People Led, Innovation Driven strategy.
Customer First is about reducing friction in the customer experience by anticipating and solving for customers' needs. We are focused on providing differentiated value through our capabilities and service. We strive to enable our customers to better compete and succeed by delivering what they tell us matters the most: speed, ease and service reliability.
People Led focuses on our employee experience and how likely an employee is to recommend UPS employment to a friend or family member. We know successful outcomes are built from a strong culture and sense of partnership. We believe that when we take care of our people, they will take care of our customers.
Innovation Driven is our focus on leveraging technology to optimize the volume that flows through our network. We continually seek to improve the productivity and efficiency of our global integrated network by using technology to move from a scanning to a sensing network, including using RFID technology in our Smart Package Smart Facilities.

In the first quarter of 2025, we entered into an agreement in principle with our largest customer to significantly reduce the volume we deliver for them. We are making a deliberate shift to increase our focus on growing higher yielding volume. For additional information on the expected operational and financial impacts of this agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Competitive Strengths
Our competitive strengths include:
Global Smart Logistics Network. We believe that our integrated global air and ground network is the most extensive in the industry. We provide all types of package services (air, ground, domestic, international, commercial and residential) through a single pickup and delivery network that can be configured to meet customers' needs. Our sophisticated systems, including our RFID-enabled Smart Package Smart Facility technology, enable us to optimize network efficiency, asset utilization and enhance end-to-end visibility.
Global Presence. We serve more than 200 countries and territories. We have a significant presence in all of the world’s major economies, allowing us to effectively and efficiently operate around the world.
Cutting-Edge Technologies. We are a global leader in developing technologies that help customers enhance their shipping and logistics business processes to lower costs, improve service and increase efficiency. We offer a variety of digital tools and capabilities that enable customers to integrate UPS functionality into their distribution channels, intended to deepen customer relationships. These tools allow customers to send, manage and track their shipments, and also provide their customers with value-added data about their shipments.
Broad Portfolio of Services. Our service portfolio allows customers of all sizes to choose their most appropriate option. Increasingly, our customers benefit from UPS capabilities and solutions that integrate our services beyond package delivery. We continue to invest in specialized capabilities like our cold chain and thermal monitoring technologies, which we believe allow us to better serve our healthcare customers.
Customer Relationships. We focus on building and maintaining long-term customer relationships. We believe value-added services beyond package delivery and connecting our small package, supply chain, digital and on-demand services across our customer base, are important to customer retention and growth.
Brand Equity. We have built a leading and trusted brand that stands for service quality, reliability and innovation. Our vehicles and the professional courtesy of our drivers are major contributors to our brand equity.
Distinctive Culture. We believe that the dedication of our employees comes in large part from our strong, purpose-driven culture that fosters trust, partnership and empowerment. We encourage our people to bring their unique perspectives, background, talents and skills to work every day.
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
Global Small Package
Our global small package operations provide time-definite delivery services for express letters, documents, packages and palletized freight via air and ground services. These services are supported by numerous shipping, visibility and billing technologies including our Digital Access Program, which embeds our shipping solutions directly into leading e-commerce platforms, enabling us to reach SMBs and e-commerce markets more broadly.
We combine all packages within our single, global network, unless dictated by specific service commitments. This enables efficiently scheduled pick ups for any service level. Our network provides unique operational and capital efficiencies that also have a smaller environmental impact than single service network designs.

We offer same-day pickup of air and ground packages seven days a week through a broad variety of network access points including, UPS drop boxes, UPS Access Point locations and The UPS Store locations. UPS drivers can also directly accept packages.
We offer a portfolio of returns services in approximately 150 countries. These returns services are driven by the continued prevalence of e-commerce that has increased our customers' needs for efficient and reliable returns and are designed to promote efficiency and a friction-free consumer experience.
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
•Our air portfolio offers time-definite, same-day, next-day, two-day and three-day delivery alternatives as well as air cargo services.
•Our ground network enables customers to ship using our day-definite ground service. We deliver approximately 16 million ground packages per day, most within one to three business days.
•UPS SurePost provides residential ground service for customers with non-urgent, lightweight residential shipments. Through 2024, final delivery was often provided by the United States Postal Service ("USPS"). Beginning January 1, 2025, in order to have more control over our ability to provide our customers industry-leading service, we have insourced this product. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
International Package
International Package consists of our small package operations in Europe, the Indian sub-continent, Middle East and Africa (together "EMEA"), Canada and Latin America (together "Americas") and Asia. We offer a wide selection of guaranteed day- and time-definite international shipping services.
For international package shipments that do not require express services, UPS Worldwide Expedited offers a reliable, deferred, day-definite service option. For cross-border ground package delivery, we offer UPS Standard delivery services within Europe, between the U.S. and Canada, and between the U.S. and Mexico. Worldwide Economy offers a contract-only, e-commerce solution for non-urgent, cross-border shipments. UPS Worldwide Express Freight is a premium international service for urgent, palletized shipments over 150 pounds.

Supply Chain Solutions
Supply Chain Solutions consists of our forwarding, logistics, digital and other businesses. Serving more than 200 countries and territories, we strategically seek to provide integration across increasingly complex, specialized and fragmented supply chains.
Forwarding
We are one of the largest U.S. domestic airfreight carriers and airfreight forwarders globally. We offer a portfolio of guaranteed and non-guaranteed global airfreight services. Additionally, as one of the world’s leading non-vessel operating common carriers, we provide ocean freight full container load, less-than-container load and multimodal transportation services between most major ports around the world. We also provide customs brokerage as well as various related services.
In September 2024, we completed the divestiture of our truckload brokerage business ("Coyote"). For additional information on this divestiture, see note 8 to the audited, consolidated financial statements.
Logistics
Our global logistics and distribution business provides value-added fulfillment and transportation management services. We operate both multi-client and dedicated facilities across our network, many of which are strategically located near UPS air and ground transportation hubs to support rapid delivery to business and consumer markets. We continue to invest in facility automation to enhance operational efficiency.
We offer world-class technology, deep expertise and a highly sophisticated suite of healthcare logistics services. With a strategic focus on serving the unique, priority-handling needs of healthcare and life sciences customers, we continue to increase our complex cold-chain logistics capabilities both in the U.S. and internationally. In furtherance of this strategy, we have continued to grow organically, making investments in facilities to expand our network, and inorganically, including through the acquisitions of Frigo-Trans and Biotech & Pharma Logistics in January 2025.
Digital and other Supply Chain Solutions businesses
Our digital businesses leverage technology to enable a range of on-demand services. Roadie, our crowdsourced delivery platform, offers the convenience of same-day delivery and efficient service for packages that are not compatible with our small package network. Happy Returns offers innovative end-to-end return services that leverage The UPS Store network. We also offer integrated supply chain and high-value shipment insurance solutions through UPS Capital, as well as a range of services through our other Supply Chain Solutions businesses. We believe these services better enable us to meet customers' needs and deepen customer relationships.
Human Capital
Our success is dependent upon our people, working together with a shared purpose. As we seek to capture new opportunities and pursue growth, we are focused on maintaining the culture we have cultivated over our nearly 118-year history and incorporating the new perspectives we need to take the business into the future.
To assist with employee recruitment and retention, we continue to review the competitiveness of our employee value proposition, including benefits and pay, training, talent development and advancement opportunities. For additional information on the importance of our human capital efforts, see "Risk Factors - Business and Operating Risks - Failure to attract or retain qualified employees could materially adversely affect us" and "- Strikes, work stoppages or slowdowns by our employees could materially adversely affect us".
We have approximately 490,000 employees (excluding temporary seasonal employees), of which 406,000 are in the U.S. and 84,000 are located internationally. Our global workforce includes approximately 78,000 management employees (38% of whom are part-time) and 412,000 hourly employees (50% of whom are part-time). More than 75% of our U.S. employees are represented by unions, primarily those employees handling or transporting packages. Many of these employees are employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters ("Teamsters"). Our national master agreement with the Teamsters expires on July 31, 2028. In addition, approximately 3,300 of our pilots are represented by the Independent Pilots Association ("IPA"). Our agreement with the IPA becomes amendable September 1, 2025. We have approximately 1,900 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2026. In addition, approximately 3,000 of our auto and maintenance mechanics who are not represented by the IBT are employed under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"). In July 2024, the IAM ratified a new collective bargaining agreement that will expire on July 31, 2029.
During 2024, we executed under our "Fit to Serve" initiative, intended to right-size our business and create a more efficient operating model to enhance responsiveness to changing market dynamics. During 2024, we reduced our workforce by approximately 14,000 positions, primarily within management. Fit to Serve is expected to conclude in 2025.
In January 2025, we announced a reconfiguration of our U.S. network and Efficiency Reimagined initiatives. We expect these actions to result in decreases in the size of our operational and management workforce. For additional information on the expected operational and financial impacts of these initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Oversight and management
Our board, directly and through the Compensation and Human Capital Committee, is responsible for oversight of human capital matters. Effective oversight is accomplished through a variety of methods and processes including regular updates and discussions around human capital transformation efforts, technology initiatives impacting the workforce, health and safety matters, employee survey results related to culture and other matters, hiring and retention, employee backgrounds, labor relations and contract negotiations, compensation and benefits, succession planning and employee training initiatives.

In addition, the Compensation and Human Capital Committee charter includes oversight responsibility for performance and talent management, workforce representation, work culture and employee development and retention. We believe the board’s oversight of these matters helps identify and mitigate exposure to labor and human capital management risks and is part of the broader framework that guides how we attract, retain and develop a workforce that aligns with our values and strategies.
Additional information on our human capital efforts is contained in our annual sustainability report, which describes our activities that support our commitment to acting responsibly and contributing to society. This report is available under the heading "Our Impact" at www.about.ups.com.
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
Our CHSP covers a wide array of roles, from package handling to administration, and spans geographical boundaries to include sorting facilities, mobile logistics, administrative offices, and other locations worldwide. UPS conducts audits to assess specific risks and hazards, including equipment safety, workplace environment, and emergency response protocols. We monitor our safety performance through various measurable targets, including recordable injury frequency, lost time injury frequency and the number of recorded auto accidents.
Customers
Building and maintaining long-term customer relationships through superior service is a competitive strength of UPS. In 2024, we served 1.6 million shipping customers and more than 10.1 million delivery recipients daily. For the year ended December 31, 2024, one customer, Amazon.com, Inc. and its affiliates, represented approximately 11.8% of our consolidated revenues, substantially all of which was within our U.S. Domestic Package segment. In the first quarter of 2025, we entered into an agreement in principle with this customer that will provide for a reduction in their volume by more than 50% by June 2026. For additional information on the expected operational and financial impacts arising from this agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. For additional information on this and other customers, see "Risk Factors - Business and Operating Risks - Changes in our relationships with any of our significant customers, including the loss or reduction in business from one or more of them, could have a material adverse effect on us" and note 14 to the audited, consolidated financial statements.
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
The Postal Reorganization Act of 1970 created the USPS as an independent establishment of the executive branch of the federal government, and created the Postal Rate Commission, an independent agency, to recommend postal rates. The Postal Accountability and Enhancement Act of 2006 amended the 1970 Act to give the re-named Postal Regulatory Commission revised oversight authority over many aspects of the USPS, including postal rates, product offerings and service standards. As a result of recent changes in the USPS operating model, in January 2025 we announced that we have begun delivering 100% of our SurePost volume. We sometimes participate in proceedings before the Postal Regulatory Commission in an attempt to facilitate compliance with fair competition requirements for competitive services.
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
Our Code of Business Conduct, which applies to all of our directors, officers and employees, including our principal executive and financial officers, our Corporate Governance Guidelines and the charters for our Audit, Compensation and

Human Capital, Risk, and Nominating and Corporate Governance Committees are also available on our investor relations website under the heading "Investors – Corporate Governance". In the event that we make changes in, or provide waivers from, the provisions of the Code of Business Conduct that the SEC requires us to disclose, we intend to disclose these events within four business days following the date of the amendment or waiver under that heading on our investor relations website.
Our sustainability reporting, which describes our activities that support our commitment to acting responsibly and contributing to society, is available under the heading "Our Impact" at www.about.ups.com.
We provide the addresses to our websites solely for information. We do not intend for any addresses to be active links or to otherwise incorporate the contents of any website into this or any other report we file with the SEC.
Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934
The Company had no reportable transactions during the quarter ended December 31, 2024. The information provided pursuant to Section 13(r) of the Exchange Act in Item 5 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is incorporated by reference herein.

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
We conduct operations in over 200 countries and territories. Our operations are subject to national and international economic factors, as well as the local economic environments in which we operate. Changes in general economic conditions are beyond our control, and it may be difficult for us to adjust our business model. For example, we are affected by industrial production, inflation, unemployment, consumer spending and retail activity levels. We have been, and may in the future be, materially affected by adverse developments in these aspects of the economy. We have also been, and may in the future be, adversely impacted by changes in general economic conditions resulting from geopolitical uncertainty and/or conflicts in or arising from the countries and regions where we operate, including the European Union, Ukraine, the Russian Federation, the Middle East and the Trans-Pacific region. Changes in general economic conditions, or our inability to accurately forecast these changes or mitigate the impact of these conditions on our business, could materially adversely affect us.
Our industry is rapidly evolving. We expect to continue to face significant competition, which could materially adversely affect us.
Our industry continues to rapidly evolve, including demands for faster deliveries, increased visibility into shipments and development of other services. We expect to continue to face significant local, regional, national and international competition. Competitors include the U.S. and international postal services, various motor carriers, express companies, freight forwarders, air couriers, large transportation companies, e-commerce companies and other retailers that continue to make significant investments in their own technology and logistics capabilities, some of whom are currently our customers. We also face competition from start-ups and other smaller companies that combine technologies with flexible labor solutions such as crowdsourcing. New and emerging technologies are also creating additional sources of competition. Competitors have cost, operational and organizational structures that differ from ours and may offer services or pricing terms that we are not willing to offer. Additionally, from time to time we have raised, and may in the future raise, prices and our customers may not be willing to accept these higher prices. If we do not appropriately respond to competitive pressures, including retaining or replacing volume lost to competitors or maintaining our profitability, we could be materially adversely affected.
Industry growth, or lack thereof, may further increase competition. As a result, opportunities for growth could be limited or competitors may improve their financial capacity and strengthen their competitive positions. Business combinations could also result in competitors providing a wider variety of services and products at competitive prices, which could also materially adversely affect us.
Changes in our relationships with any of our significant customers, including the loss or reduction in business from one or more of them, could have a material adverse effect on us.
For the year ended December 31, 2024, one customer, Amazon.com, Inc. and its affiliates, accounted for 11.8% of our consolidated revenues. In the first quarter of 2025, we entered into an agreement in principle with this customer that will provide for a reduction in their volume by more than 50% by June 2026. In connection therewith, we are making certain business and operational changes intended to match our workforce to our activity and eliminate our stranded costs. In the event we are not able to successfully reduce our costs in connection therewith, our profitability could be materially impacted. For additional information on the expected operational and financial impacts arising from this agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Some of our other larger customers can account for a relatively significant portion of our volume and revenues in a particular quarter or year. Customer impact on our revenue and profitability can vary based on a number of factors, including: contractual volume amounts; pricing terms; product launches; e-commerce or other industry trends, including those related to the holiday season; business combinations and the overall growth of a customer's underlying business; as well as any disruptions to their businesses. Customers could choose, and have in the past chosen, to divert all or a portion of their business with us to one of our competitors, demand pricing concessions, request enhanced services that increase our costs, or develop their own logistics capabilities. In addition, certain of our significant customer contracts include termination rights of either party upon the occurrence of certain events or without cause upon advance notice to the other party. If all or a portion of our business relationships with one or more significant customers were to terminate or significantly change, this could materially adversely affect us.
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
In addition, we continue to strive to lower our cost to serve, including labor costs, through various strategic initiatives. Our inability to continue to retain experienced and motivated employees through the execution of these initiatives may also materially adversely affect us.
Strikes, work stoppages or slowdowns by our employees could materially adversely affect us.
Many of our U.S. employees are employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters (the "Teamsters"). Our national master agreement with the Teamsters runs through July 31, 2028. Our airline pilots, airline mechanics, ground mechanics and certain other employees are employed under other collective bargaining agreements that expire at various times. In addition, some of our international employees are employed under collective bargaining or similar agreements. Other employees may choose to organize in the future. Actual or threatened strikes, work stoppages or slowdowns by our employees could adversely affect our ability to meet our customers' needs. As a result, customers have in the past reduced, and in the future may reduce, their business or stop doing business with us if they believe that such actions or threatened actions may adversely affect our ability to provide services. We may permanently lose customers if we are unable to provide uninterrupted service, and this could materially adversely affect us. The terms of collective bargaining agreements also may affect our competitive position and results of operations. Furthermore, our actions or responses to any such negotiations, labor disputes, strikes or work stoppages could negatively impact how our brand is perceived and our reputation and could have adverse effects on our business, including our results of operations.
We maintain significant physical operations. Increases in operational security requirements impose substantial costs on us and we could be the target of an attack or have a security breach, which could materially adversely affect us.
As a result of concerns about global terrorism and physical security, various governments have adopted and may adopt additional heightened security requirements, resulting in significantly increased operating costs. Regulatory and legislative requirements may change periodically in response to evolving threats. We cannot determine the effect that any new requirements will have on our operations, cost structure or operating results, and new rules or other future security requirements may significantly increase our operating costs and reduce operating efficiencies. Compliance with security requirements or our own security measures may not prevent attacks or security breaches, which could materially adversely affect one or more of our operations, or our business.
A significant cybersecurity incident, or increased data protection regulations, could materially adversely affect us.
We rely on information technology networks and systems and other operational technologies, including the internet and a number of internally-developed systems and applications, as well as certain technology systems from third-party vendors (collectively referred to as "IT"), to operate our business. For example, we rely on these technologies to receive package level information in advance of the physical receipt of packages, move and track packages through our operations, efficiently plan deliveries, execute billing processes, provide information to package recipients, manage employee data and track and report financial and operational data. Our franchise locations and subsidiaries also rely on IT systems to manage their business processes and activities.
IT and other systems (ours, as well as those of our franchisees, acquired businesses, and third-party service providers) have been and will continue in the future to be susceptible to damage, disruptions and shutdowns due to programming errors, defects or other vulnerabilities, power outages, hardware failures, misconfigurations, computer viruses, cyber-attacks, encryption caused by ransomware or malware attacks, exfiltration of data, attacks by foreign governments, state-sponsored actors, or criminal groups, theft, misconduct by employees or other insiders, telecommunications failures, misuse, human errors or other catastrophic events. In recent periods, the frequency and sophistication of cyber-attacks have increased and are expected to continue to increase, including as a result of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflicts in Ukraine and the Middle East. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Accordingly, we may be unable to anticipate these techniques or to implement adequate measures to recognize, detect or prevent the occurrence of any of the events described above. In addition, our security processes, protocols and standards may not prove to be sufficient, effective or may not be complied with, either intentionally or inadvertently. To date, we have not experienced a material cybersecurity incident. However, cybersecurity incidents have in the past and may in the future expose us, our customers, employees, franchisees, service providers or others, to loss, disclosure or misuse of proprietary information and sensitive or confidential data or result in disruptions to our operations or those of our customers, franchisees, service providers or others. For example, cyber criminals have in the past gained access, and are expected to continue to try to gain access to customer accounts. The type of activity includes fraudulently inserting, diverting and misappropriating items being transported in our network, fraudulently charging shipment fees to customer or franchisee accounts, and fraudulently sending text messages to recipients purporting to be from UPS. The occurrence of any of the events described above could result in material disruptions in our business, the loss of existing or potential customers, damage to our brand and reputation, additional regulatory scrutiny, litigation and other potential material liability. We also may not discover the occurrence of any of the events described above for a significant period of time after the event occurs. Additionally, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to our customers, regulators and the public.
We utilize and interact with the IT networks and systems of third parties for many aspects of our business, including related to our customers, franchisees and service providers such as cloud service providers and third-party delivery services. These third parties have access to information we maintain about our company, operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact our business operations. These third parties are subject to risks described above, and other risks, that could damage, disrupt or close down their networks or systems. Security processes, protocols and standards that we implement and contractual provisions requiring security measures that we impose on such third parties, may not be sufficient or effective at preventing such events or may not be adhered to. These events have in the past and could in the future result in unauthorized access to, or disruptions or denials of access to, misuse or disclosure of, information or systems that are important to us, including proprietary information, sensitive or confidential data, and other information about our operations, customers, employees and suppliers, including personal information.
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
Our success depends in part on our reputation and our ability to maintain the image of the UPS brand. Service quality issues, actual or perceived, could tarnish the image of our brand and may cause customers not to use UPS services. Also, adverse publicity or public sentiment surrounding labor relations, safety matters, environmental, sustainability and governance concerns, physical or cyber security matters, political activities and similar matters, or attempts to connect our company to such issues, either in the U.S. or elsewhere, could materially adversely affect us. For example, damage to our reputation or loss of brand equity could require the allocation of resources to rebuild our reputation and restore the value of our brand. The proliferation of social media may increase the likelihood, speed, and magnitude of negative brand events.
Global climate change could materially adversely affect us.
The effects of climate change present financial and operational risks to our business, both directly and indirectly. We have publicly stated our intention to reduce our carbon emissions, including our goal to achieve carbon neutrality in our global operations by 2050 and our other short- and mid-term environmental sustainability goals.
Our ability to meet our goals will depend in part on significant technological advancements, many of which are outside of our control. This includes the development and availability of reliable, affordable and low emission energy solutions, including sustainable aviation fuel and alternative fuel and battery electric vehicles. There can be no assurances that our goals and strategic plans to achieve those goals will be successful, that the related costs will not be higher than expected, that the necessary technological advancements will occur in the timeframe we expect, or at all, that the severity of and or the pace of negative climate-related effects will not accelerate faster than expected, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on our capital expenditures or other expenses, revenue or results of operations.
Furthermore, methodologies for reporting climate-related information may change and previously reported information may be adjusted to reflect new reporting protocols or regulations. Other changes could include improvements in the availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting climate-related information across our operations are evolving along with multiple disparate standards for identifying, measuring and reporting sustainability metrics, including disclosures that may be required by the SEC, European and other regulators. Such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or our ability to achieve such goals in the future. Changes in regulation or technology impacting our business could require us to write down the carrying value of assets, which could result in material impairment charges.
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
The increased severity or frequency of certain weather conditions (including as a result of climate change) or other natural or man-made disasters, including storms, floods, fires, wind gusts, earthquakes, rising temperatures, epidemics, pandemics, conflicts, civil or political unrest, or terrorist attacks, have in the past and may in the future disrupt our business. Customers may reduce shipments, supply chains may be disrupted, demand may be negatively impacted, property may be damaged, employees may be injured, or our costs to operate our business may increase, any of which could have a material adverse effect on us. Any such event affecting one of our major facilities could result in a significant interruption in or disruption of our business. To the extent that weather conditions or other disasters become more frequent or severe, disruptions to our business and those of our customers and costs to repair damaged facilities or maintain or resume operations could increase. Furthermore, as a result of the impact of climate change on the frequency or severity of weather conditions and other disasters, insurance providers may reduce the availability or increase the cost of insurance.
Economic, political, or social developments and other risks associated with international operations could materially adversely affect us.
We have significant international operations and, as a result, we are exposed to changing economic, political and social developments in a number of countries, all of which are beyond our control. Emerging markets are often more volatile than those in other countries, and any broad-based downturn in these markets could reduce our revenues and materially adversely affect our business, financial condition and results of operations. We are subject to many laws governing our international operations, including those that prohibit improper payments to government officials and commercial customers, govern our environmental impact or labor matters, restrict where we can do business, regulate our shipments to certain countries and limit information that we can provide to non-U.S. governments. Our failure to manage and anticipate these and other risks associated with our international operations could materially adversely affect us.
Our inability to effectively integrate any acquired businesses and realize the anticipated benefits of any acquisitions, joint ventures or strategic alliances could materially adversely affect us.
From time to time we acquire businesses, form joint ventures and enter into strategic alliances. Whether we realize the anticipated benefits from these transactions depends, in part, upon successful integration between the businesses involved, the performance of the underlying operations, capabilities or technologies and the management of the acquired operations. Accordingly, our financial results could be materially adversely affected by our failure to effectively integrate acquired operations, unanticipated performance or other issues or transaction-related charges.
Financial Risks
Changing fuel and energy prices, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities could materially adversely affect us.
Fuel and energy costs have a significant impact on our operations. We require significant quantities of fuel for our aircraft and delivery vehicles and are exposed to the risks associated with variations in the market price for petroleum products, including gasoline, diesel and jet fuel. We seek to mitigate our exposure to changing fuel prices through our pricing strategy and have in the past and may in the future utilize hedging transactions. There can be no assurance that this strategy will be effective. If we are unable to maintain or increase our fuel surcharges, higher fuel costs could materially adversely impact our operating results. Even if we are able to offset changes in fuel costs with surcharges, high fuel surcharges have in the past, and may in the future result in a shift from our higher-yielding products to lower-yielding products or an overall reduction in volume, revenue and profitability. Moreover, we could experience a disruption in energy supplies as a result of new or increased regulation, war or other conflicts, weather-related events or natural disasters, actions by producers (including as part of their own sustainability efforts) or other factors beyond our control, which could have a material adverse effect on us.
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
Our business requires significant capital investments, including in aircraft, vehicles, technology, facilities and sortation and other equipment. In addition to forecasting our capital investment requirements, we adjust other elements of our operations and cost structure in response to economic and regulatory conditions. These investments support both our existing business and anticipated growth. Forecasting amounts, types and timing of investments involves many factors which are subject to uncertainty and may be beyond our control, such as technological changes, general economic trends, revenues, profitability, changes in governmental regulation and competition. If we do not accurately forecast our future capital investment needs, we could under- or over-invest, or have excess capacity or insufficient capacity, any of which could negatively affect our revenues and profitability.

Employee health and retiree health and pension benefit costs represent a significant expense to us; further cost increases could materially adversely affect us.
Our employee health, retiree health and pension benefit expenses are significant. In recent years, we have experienced increases in some of these costs, in particular, increases in healthcare costs in excess of the rate of inflation and discount rates that we use to value our company-sponsored defined benefit plan obligations. Increasing healthcare costs, volatility in investment returns and discount rates, as well as changes in laws, regulations and assumptions used to calculate retiree health and pension benefit expenses, may materially adversely affect our business, financial condition, or results of operations, and have required, and may in the future require significant contributions to our benefit plans. Our national master agreement with the Teamsters includes provisions that are designed to mitigate certain healthcare expenses, but there can be no assurance that our efforts will be successful or that these efforts will not materially adversely affect us.
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
We have a combination of both self-insurance and high-deductible insurance programs for the risks arising out of our business and operations, including claims exposure resulting from cargo loss, cyber-attacks, personal injury, property damage, aircraft and related liabilities, business interruption and workers' compensation. Self-insured workers' compensation, automobile and general liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. If the number, severity or cost of claims for which we retain risk continues to increase, our financial condition and results of operations could be materially adversely affected. If we lose our ability to, or decide not to, self-insure these risks, our insurance cost could materially increase and we may find it difficult to obtain adequate levels of insurance coverage.
Changes in markets and our business plans have resulted, and may in the future result, in substantial impairments of the carrying value of our assets, thereby reducing our net income.
We regularly assess the carrying values of our assets relative to their estimated fair values. If the carrying value of an asset exceeds its estimated fair value, we may be required to incur charges to reduce the carrying value thereof. The determination of fair value is dependent on a significant number of estimates and assumptions that could be impacted by a variety of factors, including changes in business strategy, revenue, expenses, government regulations, including regulation related to climate change, costs of capital and economic or market conditions. The use of different estimates or assumptions could also result in different estimates of fair value. Our estimates of fair value have resulted from time to time, and may in the future result, in substantial impairments of our assets. For example, during the year ended December 31, 2023, as a result of a number of factors including changes in business strategy and challenging macroeconomic conditions such as increases in the risk-free interest rate and volatility of the stock prices of market comparables, we incurred impairment charges of $125 and $111 million in respect of goodwill and indefinite-lived intangible assets, respectively. While we did not identify any impairment of goodwill during 2024, certain of our reporting units experienced a decrease in the excess of their estimated fair values over their respective carrying values. Additional decreases could result in goodwill or other impairment charges, which could be material. We have been and may be required in the future to recognize impairments of long-lived assets, including definite-lived intangible assets, property, plant and equipment and leases. Furthermore, we have been and may be required in the future to recognize increased depreciation and amortization charges if we determine the useful lives or salvage values of our assets are less than we originally estimated. Changes in our business plans, including anticipated changes to our network in 2025, have previously and may in the future lead to revisions in our estimates of useful lives or salvage values of our assets. Such charges have in the past, and may in the future, reduce our net income, potentially materially.
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
We are subject to complex and stringent aviation, transportation, environmental, security, labor, employment, safety, privacy, disclosure and data protection and other governmental laws, regulations and policies, both in the U.S. and internationally. In addition, we are impacted by laws, regulations and policies that affect global trade, including tariff and trade policies, export requirements, embargoes, sanctions, taxes, monetary policies and other restrictions and charges. Trade discussions and arrangements between the U.S. and various of its trading partners are fluid, and existing and future trade agreements are, and are expected to continue to be, subject to a number of uncertainties, including the imposition of new tariffs or adjustments and changes to the products covered by existing tariffs. The impact of new laws, regulations and policies or decisions or interpretations by authorities applying those laws and regulations, cannot be predicted. Compliance with any new laws, regulations or policies may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws, regulations or policies in the U.S. or other countries could result in substantial fines or possible revocation of our authority to conduct our operations, which could materially adversely affect us. For example, as previously disclosed, the SEC recently investigated our controls and practices surrounding impairment analyses in connection with the divestiture of UPS Freight in April 2021. On November 22, 2024, we entered into a settlement with the SEC, without admitting or denying the SEC’s findings in connection with alleged violations of Section 17(a)(2) and (3) of the Securities Act of 1933 (and related provisions), resolving the investigation. Under the terms of the settlement, we agreed to pay a civil penalty, and agreed to remedial actions, training and process changes.
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
International regulations also continue to increase and could materially increase our operating costs. For example, the ReFuelEU Aviation initiative, a European regulation, mandates jet fuel suppliers in Europe supply a target percentage of sustainable aviation fuel (“SAF”) at airports inside the European Union. The SAF target percentage starts at 2% in 2025 and increases to 70% by 2050. The cost of SAF can be higher than conventional jet fuel, and these suppliers can pass this cost along to purchasers, which can increase our operating costs, potentially significantly. In addition, the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), a global, market-based emissions offset program to encourage carbon-neutral growth began a voluntary pilot phase in 2021, with mandatory participation scheduled to begin in 2027. Details regarding implementation of CORSIA continue to develop, and compliance may increase our operating costs, potentially significantly.
In addition, in January 2025, the President of the U.S. signed an executive order indicating that the U.S. would withdraw from the Paris Climate Accords. The effect that the withdrawal may have on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulation remains uncertain. The extent to which other countries implement those accords could also have a material adverse effect on us.
Increased regulation relating to GHG emissions in the U.S. or abroad, especially aircraft, gasoline or diesel engine emissions, could, among other things, increase the cost of fuel and other energy we purchase and the capital costs associated with updating or replacing our aircraft or vehicles prematurely. We cannot predict the impact any future regulation will have on our cost structure or our operating results. It is likely that such regulation could significantly increase our operating costs and that we may not be willing or able to pass such costs along to our customers. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services, especially our air services.
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
The Company utilizes various technical and qualitative processes to assist in identifying, assessing and managing cybersecurity risks. The Company's processes include periodic discussions and risk reviews with management. These processes also include, depending on facts and circumstances, internal audits, third-party assessments, post-remediation reviews, engagements with independent third-party service providers and key governmental agencies, regular employee training, an incident response plan and backup and recovery plans. Our periodic engagements with independent third-party service providers are designed to provide qualitative and technical cybersecurity assessments. The Company has a corporate-level cybersecurity team, led by the CISO, that, among other responsibilities, receives and reviews reports regarding potential threats, trends and remediation strategies. The cybersecurity team evaluates threat intelligence and information obtained from various sources, including internal, public or private sources, government agencies and external consultants. Certain of the Company's subsidiaries have separate cybersecurity teams that, along with the corporate-level cybersecurity team, play a role in the Company's efforts to monitor, identify, assess and manage cybersecurity risks.
The Company interacts with the information technology networks and systems of third parties for many aspects of our business. We consider and evaluate cybersecurity risks associated with the use of independent third-party service providers. To help UPS understand and mitigate potential cybersecurity risks related to third parties, we generally utilize measures such as vendor risk assessments, periodic technical assessments of third-party vendors' controls and contracts governing the use of and access to our data and compliance with our security requirements.
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

Item 2.Properties
Operating Facilities
We own our corporate headquarters in Atlanta, Georgia and our information technology headquarters, located in Parsippany, New Jersey. Our primary information technology operations are consolidated in an owned facility in New Jersey.
We own or lease approximately 1,000 package facilities in the U.S., with approximately 90 million square feet of floor space. These facilities have vehicles and drivers stationed for the pickup and delivery of packages, and capacity to sort and transfer packages. Our larger facilities also service our vehicles and equipment, and employ specialized mechanical equipment for the sorting and handling of packages. We own or lease approximately 800 facilities in our international package operations, with approximately 22 million square feet of floor space.
Our aircraft are operated in a hub and spoke pattern in the U.S., with our principal air hub, Worldport, located in Louisville, Kentucky. Our major air hub in Europe is located in Germany, and in Asia we operate multiple major air hubs in China and Hong Kong.
We own or lease more than 600 facilities, with approximately 47 million square feet of floor space, which support our freight forwarding and logistics operations. This includes approximately 16 million square feet of healthcare-compliant warehousing. We own and operate a logistics campus consisting of approximately 4 million square feet in Louisville, Kentucky.
We also own a number of ancillary properties that support our global operations.
Fleet
Aircraft
The following table shows information about our aircraft fleet as of December 31, 2024:

Description	UPS Owned and/or Operated	Charters & Leases Operated by Others	On Order	Under Option
Boeing 757-200	75	—	—	—
Boeing 767-300	82	—	25	—
Boeing 767-300BCF	6	—	—	—
Boeing 767-300BDSF	4	—	—	—
Airbus A300-600	52	—	—	—
Boeing MD-11	29	—	—	—
Boeing 747-400F	11	—	—	—
Boeing 747-400BCF	2	—	—	—
Boeing 747-8F	30	—	—	—
Other	—	243	—	—
Total	291	243	25	—

Vehicles
As of December 31, 2024, we operated a global ground fleet of approximately 128,000 package cars, vans, tractors and motorcycles, including approximately 19,000 alternative fuel and advanced technology vehicles.

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
As of February 3, 2025, there were 155,418 and 19,626 shareowners of record of our class A and class B common stock, respectively.
Our practice has been to pay dividends on a quarterly basis. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors.
On February 5, 2025, our Board declared a dividend of $1.64 per share, which is payable on March 6, 2025 to shareowners of record on February 18, 2025.
In January 2023, the Board of Directors approved a share repurchase authorization for $5.0 billion of class A and class B common stock. We did not repurchase any shares during the fourth quarter of 2024. During the year ended December 31, 2024, we repurchased 3.9 million shares of class B common stock for $500 million under this authorization. On February 3, 2025, we entered into an accelerated share repurchase agreement for $1.0 billion worth of shares. This agreement is expected to settle in the first quarter of 2025. We do not anticipate further share repurchases in 2025. As of December 31, 2024, we had $2.3 billion available under our share repurchase authorization.
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
The following graph shows a five-year comparison of cumulative total shareowners’ returns for our class B common stock, the Standard & Poor’s 500 Index and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2019 in the Standard & Poor’s 500 Index, the Dow Jones Transportation Average and our class B common stock.

Comparison of Five-Year Cumulative Total Return
$200
$180
$160
$140
$120
$100
$80
2019
2020
2021
2022
2023
2024
UPS
S&P 500
Dow Jones Transports

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
United Parcel Service, Inc.	$100.00	$147.28	$193.56	$162.33	$152.66	$127.43
Standard & Poor’s 500 Index	$100.00	$118.39	$152.34	$124.73	$128.09	$160.11
Dow Jones Transportation Average	$100.00	$118.18	$152.83	$131.11	$146.74	$152.33
For information regarding our equity compensation plans, see Item 12 of this report.

Item 6. [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are executing our Customer First, People Led and Innovation Driven strategy to grow in the most attractive parts of the market including healthcare, small and medium-sized businesses (“SMBs”) and International.
During 2024, we took several steps in furtherance of our strategy. We continued to focus on providing excellent service to our customers, delivering industry-leading on-time performance during 2024. Our Digital Access Program grew year over year, contributing to our consolidated volume growth and continued expansion within the United States ("U.S.") SMB market. Also in 2024, we executed on our Network of the Future initiatives, which are intended to enhance the efficiency of our network through automation and operational sort consolidation. For example, we are moving from a scanning to a sensing network through our Smart Package Smart Facility RFID initiative, which is helping us reduce manual scans and enhance package visibility for our customers. Additionally, we completed the onboarding of air cargo volumes from the United States Postal Service ("USPS"). Under our agreement with the USPS, UPS is the primary air cargo provider for the USPS within the United States. Within our international and healthcare operations, we expect to grow both organically and inorganically, having previously announced that we entered into agreements to acquire Estafeta, a leading domestic small package provider in Mexico, and Frigo-Trans, an industry-leading, complex healthcare logistics provider based in Germany. The acquisitions of Frigo-Trans and related entities were completed during January 2025, and the acquisition of Estafeta is expected to close in the first half of 2025, subject to customary regulatory reviews and approvals. In September 2024, we finalized the previously announced divestiture of our truckload brokerage business ("Coyote").
Effective January 1, 2025, we insourced the delivery of all SurePost volume, which we expect to result in additional deliveries within our network. We made this change in order to have greater operational control and maintain the service quality of this product. Also in January 2025, we implemented a 9.9% average rate increase on this product.
In the first quarter of 2025, as previously disclosed, we entered into an agreement in principle with our largest customer to significantly reduce the volume we deliver for them. We expect volume from this customer to decline to approximately 50% of year-end 2024 levels by mid-2026. We are making a deliberate shift in our business to increase our focus on growing higher yielding volume. We expect that these actions will result in a reduction in revenue within our U.S. Domestic Package segment, as described below, during 2025 relative to 2024.
In conjunction therewith, as disclosed on January 30, 2025, we are beginning a network reconfiguration within the U.S. which is expected to lead to consolidations of our facilities and workforce as well as an end-to-end process redesign through 2027. This network reconfiguration, which is an expansion of our Network of the Future program, is expected to result in exit activities that could result in the closure of up to 10% of our buildings in 2025, a reduction in the size of our vehicle and aircraft fleets, and a decrease in the size of our workforce, which we expect will lead to additional expense. We are not yet able to determine the specific assets or extent of our workforce that will be impacted by this network reconfiguration, the timing of those changes or any associated charges and expenses and therefore are not currently able to provide an estimate of the total cost or the cost by period. We expect that impacted assets will remain in use during some or all of the periods of our network reconfiguration.
We expect to partially offset the anticipated costs associated with this network reconfiguration through our Efficiency Reimagined initiatives. Efficiency Reimagined initiatives are an end-to-end process redesign being undertaken to align our organizational processes to the network reconfiguration. These initiatives are expected to yield approximately $1.0 billion in annualized savings, which we expect to begin realizing during 2025. We incurred related costs of $35 million for the three months ended December 31, 2024. We expect to incur related costs of approximately $300 to $400 million during 2025 and incremental costs in 2026 and 2027 to complete Efficiency Reimagined, primarily relating to outside professional service fees and severance costs.
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions. As of the fourth quarter of 2024 based on a change in our management reporting structure, U.S. Air Cargo is presented within our U.S. Domestic Package segment and prior periods have been recast. This recast did not have any impact on previously reported consolidated results.
We experienced volume and revenue growth in our global small package operations during the year, primarily the result of a strong second half of 2024. Within our U.S. Domestic Package operations, we captured growth through additional e-

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
commerce customers and SMBs that leveraged our Digital Access Program. In our International Package operations, we experienced average daily volume growth in our export products, which drove a year-over-year revenue increase. In Supply Chain Solutions, revenue decreased for the year, driven by the impact of the divestiture of Coyote, partially offset by revenue growth in our other Supply Chain Solutions businesses. This growth was primarily due to the impact of the acquisition of MNX Global Logistics in the fourth quarter of 2023 and revenue growth in our freight forwarding business driven by continued strong market demand out of Asia.

During the year, we continued to execute on various initiatives under our previously announced transformation strategy programs, Transformation 2.0 and Fit to Serve, which are contributing to fundamental changes to our back-office technologies and organizational structure. We realized benefits from our Fit to Serve initiative during the year, which helped offset declines in operating profit. For additional information on these programs and the benefits, see “Supplemental Information - Items Affecting Comparability".
During 2024, we also returned cash to shareholders in the form of dividends of $6.52 per share, for a total of $5.4 billion, and $500 million of share repurchases. For the year, capital expenditures were $3.9 billion.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Highlights of our results for the years ended December 31, 2024 and 2023, which are discussed in more detail in the sections that follow, include (dollars in millions, except per share and per piece amounts):

	Year Ended December 31,		Change
	2024	2023	$	%
Revenue	$91,070	$90,958	$112	0.1%
Operating Expenses	82,602	81,817	785	1.0%
Operating Profit	$8,468	$9,141	$(673)	(7.4)%
Operating Margin	9.3%	10.0%
Net Income	$5,782	$6,708	$(926)	(13.8)%
Basic Earnings Per Share	$6.76	$7.81	$(1.05)	(13.4)%
Diluted Earnings Per Share	$6.75	$7.80	$(1.05)	(13.5)%

Operating Days	253	254
Average Daily Package Volume (in thousands)	22,418	22,290		0.6%
Average Revenue Per Piece	$13.60	$13.62	$(0.02)	(0.1)%
•Average daily package volume in our global small package operations increased for the year primarily in our U.S. Domestic Package segment due to growth in our SurePost product, with those increases partially offset by the impact of planned volume reductions from our largest customer under the terms of our contract with them. Within our International package segment, challenging macroeconomic conditions led to a slight volume decline.
•Revenue was relatively flat for the year. Within our U.S. Domestic Package segment, revenue growth was attributable to air cargo and overall volume growth, but was largely offset by unfavorable shifts in product mix and declines in fuel surcharge revenue. In our International Package segment, revenue benefited from growth in our export products and increases in revenue per piece for our domestic products. Revenue in our Supply Chain Solutions businesses declined primarily as a result of the September 2024 divestiture of Coyote, with the decline partially offset by growth in Logistics and our other businesses.
•Operating expenses increased for the year, primarily due to increased compensation expense in our U.S. Domestic Package segment as a result of higher wage rates paid to our Teamster employees. These increases were partially offset by decreases in the costs of operating our integrated air and ground network, benefits from our Fit to Serve initiative, as well as a gain related to the divestiture of Coyote.
•Operating profit and operating margin decreased for the year as revenue increases only partly offset the operating expense increases.
•Net income was $5.8 billion and diluted earnings per share were $6.75 for the year. Non-GAAP adjusted diluted earnings per share were $7.72 for the year after adjusting for the after-tax impacts of:
◦a gain on the divestiture of Coyote of $152 million or $0.18 per diluted share;
◦a payment, including interest, to settle a one-time international regulatory matter of $94 million, or $0.11 per diluted share;
◦non-cash asset impairment charges of $81 million, or $0.09 per diluted share;
◦total transformation strategy costs of $245 million, or $0.29 per diluted share;
◦a charge related to a regulatory matter unrelated to our ongoing operations of $45 million, or $0.05 per diluted share;
◦an expense to withdraw from a multiemployer pension plan of $14 million, or $0.02 per diluted share; and
◦defined benefit pension and postretirement medical benefit plan mark-to-market loss outside of a 10% corridor of $506 million, or $0.59 per diluted share.
For additional operational results for the quarter and year-to-date periods specific to our segments: U.S. Domestic Package, International Package and Supply Chain Solutions refer to the respective segment discussions below.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
2023 compared to 2022
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 20, 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supplemental Information - Items Affecting Comparability
We supplement the reporting of our financial information determined under generally accepted accounting principles ("GAAP") with certain non-GAAP adjusted financial measures.
Non-GAAP adjusted financial measures should be considered in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Our non-GAAP adjusted financial measures do not represent a comprehensive basis of accounting and therefore may not be comparable to similarly titled measures reported by other companies.
Non-GAAP adjusted amounts reflect the following (in millions):

	Year Ended December 31,
Non-GAAP Adjustments	2024	2023
Operating Expenses:
Transformation Strategy Costs:
Transformation 1.0	$—	$13

Transformation 2.0
Spans and Layers	—	86
Business Portfolio Review	29	84
Financial Systems	54	36
Other Initiatives	—	4
Transformation 2.0 Total	83	210

Fit to Serve	204	212

Network Reconfiguration and Efficiency Reimagined	35	—
Total Transformation Strategy Costs	322	435
Gain on Divestiture of Coyote	(156)	—
One-Time Payment for International Regulatory Matter	88	—
Goodwill and Asset Impairment Charges	108	236
One-Time Compensation Payment	—	61
Expense for Regulatory Matter	45	—
Multiemployer Pension Plan Withdrawal Expense	19	—
Total Adjustments to Non-GAAP Operating Expenses	$426	$732

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense):
Defined Benefit Pension and Postretirement Medical Plan Loss	$665	$359
Interest Expense Associated with One-Time Payment for International Regulatory Matter	6	—
Total Adjustments to Non-GAAP Other Income and (Expense)	$671	$359

Total Adjustments to Non-GAAP Income Before Income Taxes	$1,097	$1,091

Income Tax (Benefit) Expense:
Transformation Strategy Costs:
Transformation 1.0	$—	$3

Transformation 2.0
Spans and Layers	—	21
Business Portfolio Review	7	15
Financial Systems	13	10
Other Initiatives	—	1
Transformation 2.0 Total	20	47

Fit to Serve	49	52

Network Reconfiguration and Efficiency Reimagined	8	—
Total Transformation Strategy Costs	77	102
Gain on Divestiture of Coyote	(4)	—
One-Time Payment for International Regulatory Matter	—	—
Goodwill and Asset Impairment Charges	27	43
One-Time Compensation Payment	—	15
Expense for Regulatory Matter	—	—
Multiemployer Pension Plan Withdrawal Expense	5	—
Defined Benefit Pension and Postretirement Medical Plan Loss	159	85
Total Adjustments to Non-GAAP Income Tax Expense	$264	$245

Total Adjustments to Non-GAAP Net Income	$833	$846
The income tax impacts of these items are calculated by multiplying the statutory tax rates applicable in each tax jurisdiction, including the U.S. federal jurisdiction and various U.S. state and non-U.S. jurisdictions, by the tax-deductible adjustments. The blended average effective income tax rates for the years ended December 31, 2024 and 2023 were 24.1% and 22.5%, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We supplement the presentation of operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of the following items:
Transformation Strategy Costs
We exclude the impact of charges related to activities within our transformation strategy. Our transformation activities have spanned several years to fundamentally change the spans and layers of our organization structure, processes, technologies and the composition of our business portfolio. While earlier stages of these transformation activities were complete in 2023 (Transformation 1.0), certain systems implementations and portfolio review activities (Transformation 2.0) are ongoing and expected to continue through 2025. We previously announced initiatives under Fit to Serve to right-size our business which resulted in a workforce reduction of approximately 14,000 positions, primarily within management, throughout 2024 and contributed to a more efficient operating model and enhanced responsiveness to changing market dynamics. Various circumstances precipitated these initiatives, including identification and prioritization of investments as a result of executive leadership changes, developments and changes in competitive landscapes, inflationary pressures, consumer behaviors, and other factors including post-COVID normalization and volume diversions attributed to our 2023 labor negotiations.
Our transformation strategy has included the following programs and initiatives:
Transformation 1.0: In the first quarter of 2018, we announced and began implementation of a multi-year, enterprise-wide program contemplating a reduction in non-operations management personnel, investments impacting global direct and indirect operating costs, and changes in processes and technology, which were undertaken and completed as multiple discrete initiatives (such projects, collectively, “Transformation 1.0”). In 2018, we announced that we expected to achieve approximately $1.0 billion in savings, which would benefit earnings, from Transformation 1.0. On a cumulative basis and net of amounts reinvested into the business, we had substantially achieved the expected benefits associated with Transformation 1.0 as of the second quarter of 2020. Transformation 1.0 was completed in 2023.
Transformation 2.0: Based on a number of factors including evaluating efficiencies gained as a part of Transformation 1.0, and in connection with changes in our executive leadership in 2020, we identified and reprioritized certain then-current and future investments, including additional investments in our workforce, portfolio of businesses and technology (such projects, collectively, “Transformation 2.0”). Specifically, we identified opportunities to reduce spans and layers of management, began a review of our business portfolio and identified opportunities to invest in certain technologies, including financial reporting and certain schedule, time and pay systems, to reduce global indirect operating costs, provide better visibility, and reduce reliance on legacy systems and coding languages. Our organizational structure review indicated an opportunity to realize initial savings of approximately $400 million with potential opportunities to save up to an additional $240 million through the reduction of spans and layers of management with an anticipation that these savings would be recurring. The business portfolio review was expanded in 2022. As a result, we determined to exit certain businesses that were not aligned with our corporate strategy and determined to make new investments into certain businesses, including healthcare-focused businesses, better aligned to our strategic targets. In connection therewith, we incurred costs primarily consisting of outside professional fees related to these reviews and other costs associated with these transactions. Lastly, our review of our systems and technologies identified certain areas of our business that were reliant on outdated technologies. Our reviews determined that continued use of these legacy technologies would likely increase maintenance costs and that investments into new technologies would enhance our ability to leverage our data and allow us to establish a more flexible system architecture. As of December 31, 2023, we substantially completed our initiatives to reduce spans and layers of management and achieved savings in line with our anticipated benefits. Our ongoing efforts under Transformation 2.0 include initiatives related to our financial systems and our business portfolio review. As of December 31, 2024, we have incurred $798 million of costs as part of Transformation 2.0. Transformation 2.0 initiatives are expected to conclude during 2025 with anticipated remaining costs of approximately $90 million primarily related to completion of our technology initiatives. Costs associated with Transformation 2.0 have primarily consisted of compensation and benefit costs related to reductions in our workforce and fees paid to third-party consultants. Additional detail relating to the projects, initiatives and timing of costs as a part of Transformation 2.0 are contained in the table above. Investments in technology are expected to provide enhanced quality of reporting for both internal and external purposes in part through simplification and standardization of data to better enable migration into cloud-based tools and automation of manual activities, including transitioning general ledger, consolidation, and planning tools along with U.S. payroll from older programs and software supporting our freight forwarding business. These efforts to enhance our technology are expected to reduce the need for future investments; we expect to begin to realize benefits therefrom in 2025. Investments in our business portfolio review are expected to lead to better alignment of our businesses in support of our corporate strategy. We are realigning businesses within Supply Chain Solutions to better execute our strategy; the operational performance of these businesses is included in our GAAP and non-GAAP adjusted results.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Fit to Serve: In 2023, a number of factors, including macroeconomic headwinds and volume diversion resulting from our labor negotiations with the International Brotherhood of Teamsters, contributed to volume declines in our U.S. Domestic Package business. In addition, our International Package and Supply Chain Solutions businesses were also negatively impacted by a number of challenging macroeconomic conditions during 2023. In response to these factors, we began to undertake our Fit to Serve initiative with the intent to right-size our business to create a more efficient operating model that was more responsive to market dynamics through a workforce reduction of approximately 14,000 positions, primarily within management, throughout 2024. We have incurred total costs of $416 million under Fit to Serve, which primarily consist of benefit costs related to reductions in our workforce. We expect to complete this initiative during 2025 with expected remaining costs of approximately $45 million. We achieved savings of approximately $1.0 billion in 2024 through reductions in our compensation and benefit expense.
Network Reconfiguration and Efficiency Reimagined: On January 30, 2025, in connection with our agreement in principle with our largest customer, we announced a network reconfiguration which is expected to lead to consolidations of our facilities and workforce as well as end-to-end process redesign from 2025 through 2027. Our network reconfiguration is expected to result in exit activities that could result in the closure of up to 10% of our buildings in 2025, a reduction in the size of our vehicle and aircraft fleets, and a decrease in the size of our workforce. The costs directly associated with these exit activities are in addition to operational costs that we may incur. We are not yet able to determine the specific assets or extent of our workforce that will be impacted by our network redesign, the timing of those future changes or the associated charges we will incur and therefore are not currently able to provide an estimate of the total cost or the cost by period. We expect that impacted assets will remain in use during some or all of the periods of our network reconfiguration.
We expect to partially offset costs to complete our network reconfiguration through end-to-end process redesign carried out during our network reconfiguration through our Efficiency Reimagined initiatives. These initiatives are being undertaken to align our organizational processes to the operational changes expected to occur in our network reconfiguration and drive organizational efficiency. These initiatives are expected to yield approximately $1.0 billion in annualized savings beginning in 2025. We incurred related costs of $35 million in the year ended December 31, 2024. We expect to incur related costs of approximately $300 to $400 million during 2025, and incremental costs in 2026 and 2027, to complete the program which will primarily consist of outside professional services and severance costs. Upon the completion of our network reconfiguration and Efficiency Reimagined initiatives, we expect to realize further benefits in subsequent periods from lower expense, including depreciation, compensation and benefits, as well as lower capital requirements.
We do not consider the related costs to be ordinary because each program involves separate and distinct activities that may span multiple periods and are not expected to drive incremental revenue, and because the scope of the programs exceeds that of routine, ongoing efforts to enhance profitability. These initiatives are in addition to ordinary, ongoing efforts to enhance our business performance.
For more information regarding transformation strategy activities, see note 18 to the audited, consolidated financial statements.
Gain on Divestiture of Coyote
In the third quarter of 2024, we completed the previously announced divestiture of Coyote. In connection therewith, we recorded a pre-tax gain of $156 million ($152 million after tax) during the year ended December 31, 2024. The gain was recognized within Other expenses in the statements of consolidated income. We supplement the presentation of operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of this gain as it is not a component of our ongoing operations and is not expected to recur. For more information regarding the gain on divestiture of Coyote, see note 8 to the audited, consolidated financial statements.
One-Time Payment for International Regulatory Matter
In the second quarter of 2024, we made a payment of $94 million of previously restricted cash to settle a previously-disclosed challenge by Italian tax authorities to the deductibility of Value Added Tax payments by UPS to certain third-party service providers. We supplement the presentation of operating profit, operating margin, interest expense, total other income and (expense), income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of this payment. We do not believe this is a component of our ongoing operations and we do not expect this or similar payments to recur.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Goodwill and Asset Impairment Charges
We exclude the impact of goodwill and asset impairment charges which we do not consider when evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards. For more information regarding goodwill and current year asset impairment charges, see note 7 to the audited, consolidated financial statements.
One-Time Compensation Payment
We exclude the impact of a one-time payment made to certain U.S.-based, non-union part-time supervisors following the ratification of our labor agreement with the Teamsters in 2023. We do not expect this or similar payments to recur.
Expense for Regulatory Matter
We exclude the impact of a charge to settle a regulatory matter that we consider to be unrelated to our ongoing operations and that we do not expect to recur. For more information regarding this regulatory matter, see note 10 to the audited, consolidated financial statements.
Multiemployer Pension Plan Withdrawal Expense
We exclude the impact of a charge related to the withdrawal from a multiemployer pension plan within the United States. We do not consider this expense to be related to our ongoing operations. For more information regarding our multiemployer pension plans, see note 6 to the audited, consolidated financial statements.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The remeasurement of our defined benefit pension and postretirement medical plans' assets and liabilities resulted in losses of $0.7 and $0.4 billion for the years ended December 31, 2024 and 2023, respectively. The table below shows the amounts associated with each component of the loss, as well as the weighted-average actuarial assumptions used to determine our net periodic benefit cost, for each year:

	Year Ended December 31,
Components of defined benefit pension and postretirement medical plan loss (gain) (in millions):	2024	2023
Discount rates	$(127)	$384
Return on assets	672	(37)
Demographic and other assumption changes	120	4
Total mark-to-market loss	665	351
Curtailment and settlement loss	—	8
Total defined benefit pension and postretirement medical plan loss	$665	$359

	Year Ended December 31,
Weighted-average actuarial assumptions:	2024	2023
Expected rate of return on plan assets used in determining net periodic benefit cost	7.06%	6.99%
Actual rate of return on plan assets	(1.29)%	6.64%
Discount rate used in determining net periodic benefit cost	5.40%	5.77%
Discount rate at measurement date	5.85%	5.40%
Pre-tax defined benefit plan gains and losses for the years ended December 31, 2024 and 2023 consisted of the following:
2024 - $0.7 billion pre-tax defined benefit plan loss:
•Discount Rates ($127 million pre-tax gain): The weighted-average discount rate for our pension and postretirement medical plans increased from 5.40% as of December 31, 2023 to 5.85% as of December 31, 2024, primarily due to an increase in treasury yields on AA-rated corporate bonds.
•Return on Assets ($672 million pre-tax loss): The actual rate of return on plan assets in our U.S. pension plans was lower than our expected rate of return, primarily due to weaker than expected bond market performance.
•Demographic and Other Assumption Changes ($120 million pre-tax loss): This loss was due to differences between actual and estimated participant data and demographic factors, including healthcare cost trends, compensation rate increases and rates of termination, retirement and mortality.
2023 - $0.4 billion pre-tax defined benefit plan loss:
•Discount Rates ($384 million pre-tax loss): The weighted-average discount rate for our pension and postretirement medical plans decreased from 5.77% as of December 31, 2022 to 5.40% as of December 31, 2023, primarily due to a decrease in credit spreads on AA-rated corporate bonds in 2023.
•Return on Assets ($37 million pre-tax gain): The actual rate of return on plan assets in certain of our pension plans was higher than our expected rate of return, primarily due to strong global equity market performance.
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
Expense Allocations
Certain operating expenses are allocated between our operating segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies for 2024 relative to 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Year Ended December 31,		Change
	2024	2023	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,651	1,757		(6.0)%
Deferred	1,058	1,224		(13.6)%
Ground	16,452	16,049		2.5%
Total Average Daily Package Volume	19,161	19,030		0.7%
Average Revenue Per Piece:
Next Day Air	$23.23	$22.17	$1.06	4.8%
Deferred	17.77	16.38	1.39	8.5%
Ground	10.89	11.03	(0.14)	(1.3)%
Total Average Revenue Per Piece	$12.34	$12.40	$(0.06)	(0.5)%
Operating Days in Period	253	254
Revenue (in millions):
Next Day Air	$9,703	$9,894	$(191)	(1.9)%
Deferred	4,757	5,093	(336)	(6.6)%
Ground	45,347	44,971	376	0.8%
Cargo and Other	569	247	322	130.4%
Total Revenue	$60,376	$60,205	$171	0.3%
Operating Expenses (in millions):
Operating Expenses	$56,031	$55,049	$982	1.8%
Non-GAAP adjustments to operating expenses
Transformation Strategy Costs	(147)	(266)	119	(44.7)%
Goodwill and Asset Impairment Charges	(5)	—	(5)	N/A
One-Time Compensation Payment	—	(61)	61	(100.0)%
Multiemployer Pension Plan Withdrawal Expense	(19)	—	(19)	N/A
Non-GAAP Adjusted Operating Expenses	$55,860	$54,722	$1,138	2.1%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$4,345	$5,156	$(811)	(15.7)%
Non-GAAP Adjusted Operating Profit	$4,516	$5,483	$(967)	(17.6)%
Operating Margin	7.2%	8.6%
Non-GAAP Adjusted Operating Margin	7.5%	9.1%
Revenue
The change in revenue was due to the following factors:

Revenue Change Drivers:	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
2024 vs. 2023	0.3%	0.5%	(0.5)%	0.3%
Comparative results were impacted by having one less operating day in 2024 compared to 2023. The growth in rates / product mix shown above includes the growth we experienced in our air cargo product during 2024 as we onboarded more air cargo under our contract with the USPS. Air cargo is measured by weight, not on a per piece basis, and therefore does not impact the volume and revenue per piece discussions below. We expect continued growth in this product during 2025.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
We returned to annual average daily volume growth in 2024 for the first time in three years, driven primarily by increases in our SurePost product. The increase occurred across multiple industries including retail, professional services and healthcare, and was led by our addition of e-commerce customers and more SMBs leveraging our Digital Access Program. This growth more than offset the volume decline from our largest customer as we continued to reduce their volume with us as planned. As previously disclosed, we expect average daily volume to decline by approximately 8.5% in 2025 as we execute on our plans to accelerate the volume reductions from our largest customer. We expect these volume decreases will be more pronounced during the second half of 2025 as planned volume reductions increase.
Business-to-consumer volume increased 3.0% during the year, due primarily to volume from the additional e-commerce customers noted above, and continued growth in online consumer spending.
Business-to-business volume decreased 2.6%, primarily due to challenging macroeconomic factors and a slowdown in manufacturing activity which were partially offset by returns volume increases as a result of growth in e-commerce activity.
Within our Air products, average daily volume decreased 9.1% during the year, driven by continued reductions in air volume from our largest customer as planned, as well as by other customers that made cost trade-offs and utilized the enhanced speed in our ground network. While air volume is expected to decline in 2025 due to our largest customer, these declines are expected to be partially offset by growth from SMB and Enterprise accounts.
Ground commercial average daily volume decreased 2.4%, primarily driven by declines across certain large customers and SMBs, partially offset by continued growth within our Digital Access Program. Ground residential average daily volume increased 6.1%, primarily due to an increase in SurePost volume from e-commerce customers. We expect our ground volumes will decrease in 2025 due to the planned volume reductions from our largest customer. We expect that continued growth in SMBs will partially offset these anticipated declines. We expect that our recent pricing actions on our SurePost product may result in SurePost volume declines. The insourcing of our SurePost product does not affect our measurement of average daily volume.
Revenue Per Piece
Revenue per piece declined 0.5% for the year due primarily to the decrease in fuel surcharges discussed below. The negative impact of changes in product mix, including an increase in lighter weight, shorter zone shipments, were partially offset by the positive impact of pricing actions to address revenue quality, including demand related surcharges, which led to sequential improvement in the revenue per piece growth rate during the second half of the year. In December 2023, we implemented an average 5.9% net increase in base and accessorial rates for both our Air and Ground products. Revenue per piece from our Air products increased due to changes in customer mix while revenue per piece from our Ground products declined due to changes in both customer and product mix.
We expect revenue per piece to increase during 2025 as we focus on growing higher yielding volume from customers that value our end-to-end integrated network and the impact of an average 5.9% net increase in base and accessorial rates implemented in December 2024.
Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that adjusts weekly. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price.
In 2024, fuel surcharge revenue decreased $270 million, driven by reductions in the price per gallon, partially offset by increases in volume and the impact of our pricing initiatives. Based on the anticipated declines in volume, we expect fuel surcharge revenue to decrease in 2025.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses and non-GAAP adjusted operating expenses increased year over year. Pickup and delivery costs increased $1.1 billion and package sortation costs increased $291 million, slightly offset by a $173 million decrease in the costs of operating our integrated air and ground network, a decrease in other operating costs of $53 million and the impact from one less operating day in 2024 compared to 2023.
The cost increases were primarily due to an increase of $1.4 billion in compensation and benefits expense which was driven by the impact of wage and benefit rate increases for our union workforce under our contract with the International Brotherhood of Teamsters ("IBT"), which became effective August 1, 2023. Third-party delivery costs for our SurePost product increased $213 million due to higher SurePost volume.
The cost decreases were primarily due to a reduction in fuel expense, driven by decreases in the cost of jet and ground fuel, a decrease in worker's compensation expense and the impact of reductions in our workforce under our Fit to Serve initiative.
As of the fourth quarter of 2024, U.S. air cargo operating expense is presented within our U.S. Domestic Package segment and prior periods have been recast.
Our non-GAAP adjusted operating expenses in this segment exclude the impact of total transformation strategy costs of $147 million, a pre-tax charge to withdraw from a multiemployer pension plan of $19 million and asset impairment charges of $5 million. Total transformation strategy costs within the segment during 2024 were related to our Fit to Serve, Transformation 2.0 and Efficiency Reimagined programs. Within these programs, we incurred compensation and benefits costs related to workforce reductions as we right-size our business. Additionally, within Transformation 2.0 and Efficiency Reimagined, we incurred costs related to outside professional service providers. For additional information on these enterprise programs, our expected benefits and the related costs, see “Supplemental Information - Items Affecting Comparability”.
Cost per piece increased 0.6% for the year and non-GAAP adjusted cost per piece increased 0.8%, as expense increases, driven by an increase in compensation and benefits expense, outpaced growth in average daily volume. Cost per piece is expected to increase during 2025 as we expect to incur costs to further our strategic initiatives and we expect average daily volume to decrease as discussed above.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $811 million, with operating margin decreasing 140 basis points to 7.2%. Non-GAAP adjusted operating profit decreased $967 million, with non-GAAP adjusted operating margin decreasing 160 basis points to 7.5%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Year Ended December 31,		Change
	2024	2023	$	%
Average Daily Package Volume (in thousands):
Domestic	1,554	1,591		(2.3)%
Export	1,703	1,669		2.0%
Total Average Daily Package Volume	3,257	3,260		(0.1)%
Average Revenue Per Piece:
Domestic	$8.10	$7.78	$0.32	4.1%
Export	32.82	33.03	(0.21)	(0.6)%
Total Average Revenue Per Piece	$21.03	$20.71	$0.32	1.5%
Operating Days in Period	253	254
Revenue (in millions):
Domestic	$3,186	$3,144	$42	1.3%
Export	14,142	14,003	139	1.0%
Cargo & Other	632	684	(52)	(7.6)%
Total Revenue	$17,960	$17,831	$129	0.7%
Operating Expenses (in millions):
Operating Expenses	$14,769	$14,600	$169	1.2%
Non-GAAP adjustments to operating expenses
One-Time Payment for Int'l Regulatory Matter	(88)	—	(88)	N/A
Asset Impairment Charges	(2)	—	(2)	N/A
Transformation Strategy Costs	(79)	(51)	(28)	54.9%
Non-GAAP Adjusted Operating Expenses	$14,600	$14,549	$51	0.4%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$3,191	$3,231	$(40)	(1.2)%
Non-GAAP Adjusted Operating Profit	$3,360	$3,282	$78	2.4%
Operating Margin	17.8%	18.1%
Non-GAAP Adjusted Operating Margin	18.7%	18.4%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue			$(115)
Operating Expenses			67
Operating Profit			$(48)

*	Net of currency hedging; amount represents the change compared to the prior year.
Revenue
The change in revenue was due to the following:

Revenue Change Drivers:	Volume	Rates / Product Mix	Fuel Surcharges	Currency	Total Revenue Change
2024 vs. 2023	(0.6)%	1.9%	—%	(0.6)%	0.7%
Comparative results were impacted by having one less operating day in 2024 compared to 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume was relatively flat during 2024 as decreases in our domestic products were largely offset by growth in our export products. We expect our expanded weekend deliveries and anticipated improvements in macroeconomic conditions to contribute to volume growth in 2025, subject to uncertainty around the impact of global trade policies.
Domestic volume declines were largest in Europe, partially offset by growth in the Americas. Volume declines in Europe were primarily driven by challenging economic conditions which began to moderate during the year. Volume growth in the Americas was largely driven by the Canadian retail sector during the fourth quarter as a result of temporary supply chain disruptions, which ended in December 2024.
Export volume increased for the year, driven by continued growth on Americas and Asia to U.S. trade lanes and U.S. to Americas trade lanes. Improvements in the Americas to U.S. trade lanes were driven by growth in the retail sector, while the Asia to U.S. trade lanes growth was driven by increased SMB volume in retail, high tech and manufacturing sectors.
By export product, growth in our non-premium products more than offset a slight decline in our premium offerings. Volume in our non-premium export products increased 3.2%, driven by growth in our Transborder Standard products from customers in the retail sector in Canada, as well as European healthcare and diversified vehicles and parts customers. Non-premium product growth was also driven by an increase in our Worldwide Expedited products, primarily due to increases in the retail sector within Asia. Our premium export products experienced a volume decline of 1.3%, primarily driven by reductions in our Worldwide Express and Transborder Express products, as customers shifted toward economy products. Volume growth in our Worldwide Express Saver product largely offset these declines, driven by growth across multiple sectors within Asia and Europe.
Revenue Per Piece
Total revenue per piece increased 1.5% during 2024, primarily due to base rate increases. Currency had a negative impact of 70 basis points on revenue per piece due to strengthening of the U.S. Dollar. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market. We expect overall revenue per piece to slightly increase in 2025 driven by favorable trends in product mix and the impact of increases in base and accessorial rates implemented in December 2024.
Domestic revenue per piece increased 4.1%, primarily due to base rate increases and favorable shifts in customer mix. Currency had a negative impact of 140 basis points on domestic revenue per piece.
Export revenue per piece decreased 0.6%, driven by lower fuel surcharge rates and unfavorable product mix shifts. These decreases were mostly offset by base rate increases and adjustments to demand-related surcharges introduced during the second half of the year. Demand-related surcharges are expected to decline in 2025, subject to market conditions. Currency had a negative impact of 50 basis points on export revenue per piece.
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
Total international fuel surcharge revenue decreased by $10 million, driven primarily by a decrease in the fuel price per gallon, which was mostly offset by increased export volumes. We anticipate an increase in fuel surcharge revenue in the first half of 2025, driven by an expectation of increased volume partially offset by lower anticipated fuel prices.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Operating expenses, and non-GAAP adjusted operating expenses, increased year over year. Pickup and delivery costs increased $187 million driven by increased total delivery stops and costs of purchased transportation. Package sortation costs increased $54 million, as a result of higher year-over-year export volumes, and expanded weekend operations, included in this activity are compensation and benefit costs. Additionally, we incurred an $88 million expense during 2024 related to the settlement of a previously disclosed one-time international regulatory matter. These increases were partially offset by reductions in air network costs of $126 million, driven by lower average fuel prices and reductions in air charters and aircraft block hours in response to lower volumes in the first half of the year. We expect overall operating expenses to increase in 2025 primarily as a result of expected volume increases.
Non-GAAP adjusted operating expenses in 2024 exclude the impact of the $88 million regulatory expense noted above, $2 million in asset impairment charges and $79 million in transformation strategy expenses. Transformation strategy activities within our International Package segment during 2024 primarily consisted of compensation and benefits expenses related to workforce reductions under our Fit to Serve program. For additional information on these programs and the related costs, see “Supplemental Information - Items Affecting Comparability.”
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $40 million, with operating margin decreasing 30 basis points to 17.8%. Non-GAAP adjusted operating profit increased $78 million and non-GAAP adjusted operating margin increased 30 basis points to 18.7%.
During 2024, we completed the previously disclosed liquidation of our Small Package subsidiaries in Russia and Belarus. The process of liquidating our Forwarding and Logistics subsidiaries in Russia are on-going and we expect to finalize the liquidation in 2025. Substantially all of our operations in Ukraine remain indefinitely suspended. These actions have not had, and are not expected to have, a material impact on us.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Year Ended December 31,		Change
	2024	2023	$	%
Revenue (in millions):
Forwarding	$4,728	$5,534	$(806)	(14.6)%
Logistics	6,437	5,927	510	8.6%
Other	1,569	1,461	108	7.4%
Total Revenue	$12,734	$12,922	$(188)	(1.5)%
Operating Expenses (in millions):
Operating Expenses	$11,802	$12,168	$(366)	(3.0)%
Transformation Strategy Costs	(96)	(118)	22	(18.6)%
Gain on Divestiture of Coyote	156	—	156	N/A
Goodwill and Asset Impairment Charges	(101)	(236)	135	(57.2)%
Expense for Regulatory Matter	(45)	—	(45)	N/A
Non-GAAP Adjusted Operating Expenses	$11,716	$11,814	$(98)	(0.8)%
Operating Profit (in millions) and Operating Margins:
Operating Profit	$932	$754	$178	23.6%
Non-GAAP Adjusted Operating Profit	1,018	1,108	(90)	(8.1)%
Operating Margin	7.3%	5.8%
Non-GAAP Adjusted Operating Margin	8.0%	8.6%
Currency Translation Benefit / (Cost)—(in millions)*:
Revenue			(68)
Operating Expenses			86
Operating Profit			18
* Amount represents the change in currency translation compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Year Ended December 31,		Change
	2024	2023	$	%
Non-GAAP adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Forwarding	$39	$68	$(29)	(42.6)%
Logistics	57	48	9	18.8%
Other SCS	—	2	(2)	(100.0)%
Total Transformation Strategy Costs	96	118	(22)	(18.6)%
Gain on Divestiture of Coyote
Forwarding	(156)	—	(156)	N/A
Total Gain on Divestiture of Coyote	(156)	—	(156)	N/A
Goodwill and Asset Impairment Charges
Forwarding	—	119	(119)	(100.0)%
Logistics	101	—	101	N/A
Other SCS	—	117	(117)	(100.0)%
Total Goodwill and Asset Impairment Charges	101	236	(135)	(57.2)%
Expense for Regulatory Matter
Other SCS	45	—	45	N/A
Total Expense for Regulatory Matter	45	—	45	N/A
Total non-GAAP Adjustments to Operating Expenses	$86	$354	$(268)	(75.7)%
Revenue
Total revenue within Supply Chain Solutions decreased, primarily driven by the September 2024 divestiture of Coyote. These reductions were partially offset by growth in Logistics and certain of our other businesses.
Within our Logistics businesses revenue increased $510 million. The acquisition of MNX Global Logistics in the fourth quarter of 2023 contributed $303 million of the increase, including revenue related to healthcare customers. Revenue in mail services increased $206 million driven by new customer volume and rate increases in the second half of the year. We expect continued growth within our Logistics businesses in 2025, driven by expected growth from our healthcare customers.
Within our Forwarding businesses, revenue decreased $806 million. Revenue from Coyote decreased $976 million due to lower volumes, continued softness in market rates, and the completion of the divestiture. International airfreight revenue increased $52 million, primarily due to increases in market rates. Volume also grew during the year, particularly on the Asia export lanes, driven by growth from e-commerce customers. We expect revenue growth to continue during 2025, driven by improving customer mix. Ocean freight forwarding revenue also increased, driven by an increase in market rates resulting from improved market dynamics as the year progressed, which more than offset lower volumes during the year. We expect revenue growth to continue into 2025 driven by these higher rates.
Revenue from our other businesses within Supply Chain Solutions increased. In our digital businesses, revenue increased $163 million, driven by volume growth at Roadie and the full-year impact of Happy Returns, which was acquired in the fourth quarter of 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Expenses
Total operating expenses and non-GAAP adjusted operating expenses within Supply Chain Solutions decreased.
Forwarding operating expenses decreased $1.1 billion, and on a non-GAAP adjusted basis, operating expenses decreased $786 million, primarily driven by decreases of $949 million in Coyote due to lower activity levels during 2024 and the September 2024 divestiture. These decreases were partially offset by a $163 million increase in expenses in our freight forwarding business, driven by market rates for third-party transportation during the second half of 2024. We expect Forwarding operating expenses will decrease in the first half of 2025 driven by the impact of the Coyote divestiture, partially offset by continued growth in our freight forwarding businesses. Non-GAAP adjusted operating expense in our Forwarding business excludes $39 million in expense in 2024 related to projects undertaken as part of our transformation strategy, and a gain of $156 million related to the divestiture of Coyote recognized during the third quarter. For the year ended December 31, 2023, non-GAAP adjusted operating expenses in this business excluded the impact of transformation strategy costs and goodwill and intangible impairments as shown in the table above.
Logistics operating expenses increased $657 million, and on a non-GAAP adjusted basis increased $543 million. Increases in Logistics operating expense were driven primarily by the impact of the acquisition of MNX Global Logistics, which contributed $288 million of the increase, and by a $188 million increase in operating expenses in mail services, driven by volume growth and rate increases in the second half of 2024. We expect rate increases in 2025 to drive higher operating expenses in our mail services business. Non-GAAP adjusted operating expenses within Logistics exclude the impact of $57 million primarily related to projects undertaken as part of our transformation strategy and $101 million in asset impairment charges consisting of a $41 million write down in the value of certain trade names acquired as part of the Bomi Group acquisition in the first quarter of 2024, and $60 million in impairments of IT systems and fixed assets. During 2023, we recognized $48 million in transformation strategy costs.
Expenses in our other Supply Chain Solutions businesses increased $71 million, and on a non-GAAP adjusted basis, increased $145 million. Within our digital businesses, operating costs increased $181 million, driven by volume growth and the impact of acquiring Happy Returns in the fourth quarter of 2023. In 2024, non-GAAP adjusted operating expense for these businesses excluded the impact of $45 million related to a regulatory matter which is further discussed in note 10. For the year ended December 31, 2023, non-GAAP adjusted operating expense excluded the impact of goodwill impairment charges of $117 million.
As discussed above, our non-GAAP adjusted operating expenses exclude the impact of various transformation strategy costs. Within Supply Chain Solutions, these total costs were $96 million in 2024 and $118 million in 2023. Transformation strategy costs reflected within Supply Chain Solutions during these periods are related to our Transformation 2.0 and Fit to Serve programs. Within Transformation 2.0, we incurred impairment costs resulting from our business portfolio review and costs related to financial system investments in Forwarding. Within Fit to Serve, we incurred severance costs. For additional information on these programs and the related costs, see “Supplemental Information - Items Affecting Comparability.”

Operating Profit and Margin
As a result of the factors described above, total operating profit increased $178 million, with operating margin increasing 150 basis points to 7.3%. On a non-GAAP adjusted basis, operating profit decreased $90 million, with non-GAAP adjusted operating margin decreasing 60 basis points to 8.0%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Year Ended December 31,		Change
	2024	2023	$	%
Operating Expenses (in millions):
Compensation and benefits	$48,093	$47,092	$1,001	2.1%
Transformation Strategy Costs	(213)	(337)	124	(36.8)%
Multiemployer Pension Plan Withdrawal Expense	(19)	—	(19)	N/A
One-Time Compensation Payment	—	(61)	61	(100.0)%
Non-GAAP Adjusted Compensation and Benefits	47,861	46,694	1,167	2.5%

Repairs and maintenance	2,940	2,828	112	4.0%
Depreciation and amortization	3,609	3,366	243	7.2%
Purchased transportation	13,589	13,640	(51)	(0.4)%
Fuel	4,366	4,775	(409)	(8.6)%
Other occupancy	2,117	2,019	98	4.9%
Other expenses	7,888	8,097	(209)	(2.6)%
Total Other expenses	34,509	34,725	(216)	(0.6)%
Transformation Strategy Costs	(109)	(98)	(11)	11.2%
Gain on Divestiture of Coyote	156	—	156	N/A
One-Time Payment for International Regulatory Matter	(88)	—	(88)	N/A
Goodwill and Asset Impairment Charges	(108)	(236)	128	(54.2)%
Expense for Regulatory Matter	(45)	—	(45)	N/A
Non-GAAP Adjusted Total Other Expenses	$34,315	$34,391	$(76)	(0.2)%

Total Operating Expenses	$82,602	$81,817	$785	1.0%
Non-GAAP Adjusted Total Operating Expenses	$82,176	$81,085	$1,091	1.3%

Currency (Benefit) / Cost - (in millions)*			(152)
* Amount represents the change in currency translation compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Year Ended December 31,		Change
	2024	2023	$	%
Non-GAAP Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Compensation	$21	$19	$2	10.5%
Benefits	192	318	(126)	(39.6)%
Other expenses	109	98	11	11.2%
Total Transformation Strategy Costs	322	435	(113)	(26.0)%
Gain on Divestiture of Coyote
Other expenses	(156)	—	(156)	N/A
One-Time Payment for International Regulatory Matter
Other expenses	88	—	88	N/A
Goodwill and Asset Impairment Charges
Other expenses	108	236	(128)	(54.2)%
One-Time Compensation Payment
Benefits	—	61	(61)	(100.0)%
Expense for Regulatory Matter
Other expenses	45	—	45	N/A
Multiemployer Pension Plan Withdrawal Expense
Benefits	19	—	19	N/A
Total Non-GAAP Adjustments to Operating Expenses	$426	$732	$(306)	(41.8)%
Compensation and Benefits
Total compensation and benefits, and total non-GAAP adjusted compensation and benefits, increased.
Compensation costs, and non-GAAP adjusted compensation costs, both increased $1.1 billion. The principal factors contributing to the overall increase were:
•Direct labor costs increased $1.2 billion. Contractual wage rate increases for our U.S. union workforce resulted in an increase in costs of $793 million. Increased seniority within our union workforce contributed $300 million of the increase. We expect wage rate growth to moderate during 2025 in accordance with the terms of our IBT contract. Additionally, labor costs in our air operations increased by $128 million associated with increases in our U.S. air cargo volume.
•Management compensation costs decreased $127 million due to lower overall headcount, partially offset by higher incentive compensation expense.
Benefits costs decreased $77 million, and on a non-GAAP adjusted basis increased $91 million. The principal factors contributing to the overall changes were:
•Workers' compensation expense decreased $228 million due to favorable developments in prior year claims.
•Accruals for paid time off, payroll taxes and other costs increased $158 million, primarily due to contractual wage rate growth in the first half of the year.
•Health and welfare costs increased $149 million, driven by increased contributions to multiemployer plans as a result of contractually-mandated rate increases.
•Pension and other postretirement benefits costs increased $19 million, driven by a 2024 expense related to a withdrawal from a multiemployer pension plan in the United States. On a non-GAAP adjusted basis, pension and other postretirement benefits costs remained relatively flat.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•Other employee benefits expense decreased $174 million due to higher separation costs incurred in 2023. On a non-GAAP adjusted basis, other employee benefits expense remained relatively flat.
Non-GAAP adjusted operating expenses exclude the impact of costs incurred under certain of our transformation strategy programs, Fit to Serve and Transformation 2.0, as well as expense related to a withdrawal from a multiemployer pension plan, and primarily impacted other employee benefits expense and related payroll tax expense as discussed above. Compensation and benefit expenses for these items for 2024 were $232 million. These costs decreased by $105 million as compared to 2023. During 2023, non-GAAP adjusted operating expenses excluded costs incurred under certain of our transformation strategy programs, and a one-time compensation payment. See Supplemental Information - Items Affecting Comparability for additional discussion.
Repairs and Maintenance
Repairs and maintenance expense increased, primarily attributable to a $59 million increase in routine repairs to buildings and facilities. Expense also increased for aircraft maintenance, due to the timing of required engine maintenance, and for ground equipment maintenance as a result of increased driving miles.
Depreciation and Amortization
Depreciation expense increased $243 million as a result of facility automation and expansion projects aligned with our strategic objectives. Amortization expense for capitalized software investments increased as a result of further technology investments, and we recorded additional amortization expense for intangible assets arising from the acquisitions of MNX Global Logistics and Happy Returns in 2023.
Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers decreased by $51 million. The decreases were primarily driven a decrease of $788 million from the disposition of Coyote in September 2024, which also experienced volume declines and lower market rates prior to divestiture.
This decrease was partly offset by the impact of an increase in delivery costs related to volume growth in our SurePost product ($213 million), the acquisition of MNX Global Logistics ($174 million), volume growth in our mail services business ($146 million) and increases in our healthcare subsidiaries ($106 million) attributable to both volume and rates. The remaining movement within purchased transportation related to increases in expense attributable to market rates in our freight forwarding business ($99 million).
Fuel
The decrease in fuel expense was mainly attributable to lower prices for jet fuel, diesel and gasoline, which more than offset expense increases driven by volume growth. Market prices and the manner in which we purchase fuel influence our costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs.
Other Occupancy
Other occupancy expense increased, primarily due to increases in property rents. A reduction in certain rebates and increases to temporary structural costs also contributed to the increase.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Expenses
Other expenses decreased $209 million, and on a non-GAAP adjusted basis other expenses decreased $67 million. The principal factors contributing to the decreases were:
•Vehicle lease expense decreased $124 million due to the impact of network optimization efforts and volume declines in the first quarter.
•A reduction in outsourcing and consulting fees of $112 million, driven by a decrease in project-based engagements.
•Other gains and losses decreased $260 million. During 2024, a $77 million net gain was driven by a $156 million gain from the divestiture of Coyote offset by expense from disposal of other assets during the year. During 2023, a $183 million net expense was primarily driven by asset impairment charges.
•Credit losses increased $106 million as a result of changes in the composition of our accounts receivable and specific customer matters.
•Commissions paid increased $114 million primarily due to growth in our Digital Access Program.
Other expense changes included higher costs for software and an increase related to airline operations, primarily due to increased flight activity in the fourth quarter. These were offset by lower marketing and advertising costs.
Non-GAAP adjusted operating expenses exclude the impact of:
•Transformation strategy costs of $109 million, an increase of $11 million when compared to 2023.
•Goodwill and asset impairment charges of $108 million, a decrease of $128 million when compared to 2023. In 2024 we recorded $60 million of asset impairment charges related to healthcare operations IT systems and fixed assets. We also incurred a $41 million pre-tax charge to write down the value of certain trade names acquired as part of our acquisition of Bomi Group as we consolidated our brands and a $7 million pre-tax impairment charge related to software licenses. In 2023, we recorded $125 million of impairment charges primarily relating to our Roadie and Delivery Solutions reporting units, as well as a $111 million impairment related to a tradename.
•We made a $45 million payment related to a regulatory matter and $94 million payment, including interest, to settle a previously-disclosed international regulatory matter, both in the first half of 2024. We recorded a pre-tax gain of $156 million in connection with the divestiture of Coyote. We did not have any similar charges in 2023.
We expect to incur additional other expenses under our Fit to Serve and Transformation 2.0 programs during 2025 as we complete these programs. We expect to incur additional costs under our Network Reconfiguration and Efficiency Reimagined initiatives during 2025. See "Supplemental Information - Items Affecting Comparability" for additional discussion.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income (expense) and other and interest expense for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,		Change
	2024	2023	$	%
Investment Income (Expense) and Other	$(160)	$219	$(379)	N/A
Defined Benefit Pension and Postretirement Medical Plan Loss	665	359	306	85.2%
Non-GAAP Adjusted Investment Income (Expense) and Other	$505	$578	$(73)	(12.6)%

Interest Expense	$(866)	$(787)	$(79)	10.0%
Interest Expense Associated with One-Time Payment for International Regulatory Matter	6	—	6	N/A
Non-GAAP Adjusted Interest Expense	$(860)	$(787)	$(73)	9.3%

Total Other Income and (Expense)	$(1,026)	$(568)	$(458)	80.6%
Total Non-GAAP Adjusted Other Income and (Expense)	$(355)	$(209)	$(146)	69.9%
Investment Income (Expense) and Other
Investment income (expense) and other decreased $379 million. Remeasurements of our defined benefit plans resulted in a $665 million mark-to-market loss in 2024 compared to a $359 million loss in 2023. Excluding the impact of these remeasurements, non-GAAP adjusted investment income (expense) and other decreased $73 million, driven by lower average invested balances and year-over-year changes in certain non-current investments, partially offset by a reduction in foreign currency losses.
Interest Expense
Interest expense increased primarily due to higher interest rates on new debt issuances in 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth income tax expense and our effective tax rate for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,		Change
	2024	2023	$	%
Income Tax Expense:	$1,660	$1,865	$(205)	(11.0)%
Income Tax Impact of:
Transformation Strategy Costs:
Transformation 1.0	—	3	(3)	(100.0)%

Transformation 2.0
Spans and Layers	—	21	(21)	(100.0)%
Business Portfolio Review	7	15	(8)	(53.3)%
Financial Systems	13	10	3	30.0%
Other Initiatives	—	1	(1)	(100.0)%
Transformation 2.0 Total	20	47	(27)	(57.4)%

Fit to Serve	49	52	(3)	(5.8)%

Network Reconfiguration and Efficiency Reimagined	8	—	8	N/A
Total Transformation Strategy Costs	77	102	(25)	(24.5)%
Gain on Divestiture of Coyote	(4)	—	(4)	N/A
One-Time Payment for International Regulatory Matter	—	—	—	N/A
Goodwill and Asset Impairment Charges	27	43	(16)	(37.2)%
One-Time Compensation Payment	—	15	(15)	(100.0)%
Expense for Regulatory Matter	—	—	—	N/A
Multiemployer Pension Plan Withdrawal Expense	5	—	5	N/A
Defined Benefit Pension and Postretirement Medical Plan Loss	159	85	74	87.1%
Non-GAAP Adjusted Income Tax Expense	$1,924	$2,110	$(186)	(8.8)%
Effective Tax Rate	22.3%	21.8%
Non-GAAP Adjusted Effective Tax Rate	22.5%	21.8%
For additional information on income tax expense and our effective tax rate, see note 15 to the audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of December 31, 2024, we had $6.3 billion in cash, cash equivalents, and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures, anticipated pension contributions, planned and potential acquisitions, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	2024	2023
Net income	$5,782	$6,708
Non-cash operating activities(1)	5,622	5,437
Pension and postretirement medical benefit plan contributions (Company-sponsored plans)	(1,524)	(1,393)
Hedge margin receivables and payables	(90)	(444)
Income tax receivables and payables	313	(294)
Changes in working capital and other non-current assets and liabilities	33	366
Other operating activities	(14)	(142)
Net cash from operating activities	$10,122	$10,238
(1)    Represents depreciation and amortization, gains and losses on derivative transactions and foreign currency exchange, deferred income taxes, allowances for expected credit losses, pension and postretirement medical benefit plan (income) expense, stock compensation expense, changes in casualty self-insurance reserves, goodwill and other asset impairment charges and other non-cash items.
Net cash from operating activities decreased $116 million in 2024, driven by the following:
•The reduction in net income.
•Increased 401(k) plan contributions.
The decreases were partially offset by:
•An increase in our U.S income tax position as a result of the tax deferral related to Hurricane Helene.
•A payment in 2023 for deferred employer payroll taxes that did not repeat.
•A favorable reduction in hedge margin collateral outflows, driven by changes in the fair value of derivative contracts used in our currency hedging programs and an increase in the threshold at which we exchange collateral with counterparties.
Cash payments for income taxes were $1.3 and $2.0 billion for the years ended December 31, 2024 and 2023, respectively, with the decrease corresponding to the tax deferral related to Hurricane Helene and the reduction in net income.
As of December 31, 2024 approximately $2.5 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts, strategic operating needs and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance our business operations, planned capital expenditures, pension contributions, potential and planned acquisitions, transformation strategy costs, debt obligations and planned shareowner returns. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities for the years ended December 31, 2024 and 2023 were as follows (in millions):

	2024	2023
Net cash used in investing activities	$(217)	$(7,133)
Capital Expenditures:
Buildings, facilities and plant equipment	$(1,563)	$(2,211)
Aircraft and parts	(742)	(585)
Vehicles	(779)	(1,485)
Information technology	(825)	(877)
Total Capital Expenditures(1):	$(3,909)	$(5,158)

Capital Expenditures as a % of revenue	4.3%	5.7%

Other Investing Activities:
Proceeds from disposals of businesses, property, plant and equipment	$1,115	$193
Net (purchases)/sales and maturities of marketable securities	$2,672	$(820)
Acquisitions, net of cash acquired	$(71)	$(1,329)
Other investing activities	$(24)	$(19)
(1)    In addition to capital expenditures of $3.9 and $5.2 billion for the years ended December 31, 2024 and 2023, respectively, there were principal repayments of finance lease obligations of $136 and $126 million in these years, respectively. These are included in cash flows from financing activities.
In 2024, capital expenditures were $3.9 billion and approximately $1.3 billion was spent related to projects which support our environmental sustainability goals. Total capital expenditures decreased in 2024 compared to 2023 as a result of:
•Reduced spending on buildings, facilities and plant equipment, as we continued our Network of the Future initiative.
•Vehicle expenditure decreases, driven by sufficient vehicle counts from the prior year.
•Decreased technology expenditures driven by the renewal of software licenses in 2023 that did not repeat.
•Partially offset by increased aircraft expenditures driven by higher payments on open aircraft orders and the timing of final deliveries of aircraft.
In 2024, in connection with the divestiture of Coyote, we received net cash proceeds of $1.002 billion.
We received cash proceeds of $2.7 billion from the sale of marketable securities during 2024 due to the liquidation of our portfolio to provide additional resources for short-term and strategic operating needs.
Cash paid for acquisitions in 2024 primarily related to reacquired development area rights for The UPS Store. In 2023 we acquired MNX Global Logistics and Happy Returns, and reacquired development areas for The UPS Store. Cash used in other investing activities supported non-current investments and purchase contract deposits.
We have commitments for pending acquisitions and for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement and enhancement of existing capacity and targeted growth. We regularly evaluate opportunities for cost effective financing of assets in order to reduce our capital spending. Future capital spending will depend on a variety of factors, including economic and industry conditions, and financing alternatives. Our 2025 investment program anticipates investments in technology initiatives and enhanced network capabilities, including approximately $0.5 billion of projects to support our environmental sustainability goals. It also provides for maintenance of buildings, facilities and equipment and replacement of certain aircraft within our fleet. We currently expect our capital expenditures will be approximately $3.5 billion in 2025, of which approximately 80 percent will be allocated to network enhancement projects and other technology initiatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash for financing activities were as follows (amounts in millions, except per share data):

	2024	2023
Net cash used in financing activities	$(6,850)	$(5,534)
Share Repurchases:
Cash paid to repurchase shares	$(500)	$(2,250)
Number of shares repurchased	(3.9)	(12.8)
Shares outstanding at year end	854	853
Dividends:
Dividends declared per share	$6.52	$6.48
Cash paid for dividends	$(5,399)	$(5,372)
Borrowings:
Net borrowings (repayments) of debt principal	$(974)	$2,272
Other Financing Activities:
Cash received for common stock issuances	$232	$248
Other financing activities	$(209)	$(432)
Capitalization:
Total debt outstanding at year end	$21,284	$22,264
Total shareowners’ equity at year end	16,743	17,314
Total capitalization	$38,027	$39,578
We repurchased 3.9 and 12.8 million shares of class B common stock for $500 million and $2.3 billion under our stock repurchase program for the years ended December 31, 2024 and 2023, respectively. On February 3, 2025, we entered into an accelerated share repurchase agreement for $1.0 billion worth of shares. This agreement is expected to settle in the first quarter of 2025. We do not anticipate further share repurchases in 2025. For additional information on our share repurchase activities, see note 12 to the audited, consolidated financial statements.
The declaration of dividends is subject to the discretion of the Board and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We paid quarterly cash dividends of $1.63 and $1.62 per share in 2024 and 2023, respectively. On February 5, 2025, our Board declared a dividend of $1.64 per share, which is payable on March 6, 2025 to shareowners of record on February 18, 2025.
For the years ended December 31, 2024 and 2023, dividends reported within shareowners' equity include $195 and $239 million, respectively, of non-cash dividends that were settled in shares of class A common stock.
Issuances of debt in 2024 consisted of borrowings of fixed- and floating-rate senior notes. The principal balances of the senior notes are as follows:
•$900 million 5.150% senior notes due 2034;
•$1.1 billion 5.500% senior notes due 2054;
•$600 million 5.600% senior notes due 2064; and
•$213 million floating rate senior notes due 2074.
Issuances of debt in 2023 consisted of borrowings under our commercial paper program and fixed- and floating-rate senior notes. The principal balances of the senior notes are as follows:
•$900 million 4.875% senior notes due 2033;
•$1.1 billion 5.050% senior notes due 2053; and
•$529 million floating rate senior notes due 2073.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Repayments of debt in 2024 included $2.2 billion of short- and long-term commercial paper and scheduled principal payments on our finance lease obligations. We also repaid the following notes at maturity:
•C$750 million 2.125% senior notes;
•$500 million 2.800% senior notes; and
•$400 million 2.200% senior notes.
Repayments of debt in 2023 included $23 million of debt assumed in the Bomi Group acquisition, scheduled principal payments on our finance lease obligations and reductions in our commercial paper balances. We also repaid the following notes at maturity:
•$1.0 billion 2.500% senior notes;
•€700 million 0.375% senior notes; and
•$500 million floating rate senior notes.
The amount of commercial paper outstanding fluctuates based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Outstanding balance at year end ($)	Average balance outstanding ($)	Average interest rate
USD
2024	$—	$208	5.26%
2023	$2,172	$417	5.45%
As of December 31, 2024, we had no outstanding balances under our U.S. or European commercial paper program. We had no outstanding balances under our European commercial paper programs as of December 31, 2023.
We have $1.7 billion of USD and EUR fixed-rate senior notes that mature in 2025. We intend to repay or refinance these amounts when due. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
Other financing activities included cash used to repurchase shares to satisfy tax withholding obligations on vested employee stock awards. Cash outflows for this purpose were $200 and $402 million for the years ended December 31, 2024 and 2023, respectively. The decrease was due to changes in required repurchase amounts.
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
We anticipate making discretionary contributions to our company-sponsored U.S. defined benefit pension and postretirement medical benefit plans of approximately $1.3 billion in 2025, which are included within Expected employer contributions to plan trusts shown in note 5 to the audited, consolidated financial statements. There are currently no anticipated minimum required cash contributions to our qualified U.S. pension plans in 2025. The amount of any minimum funding requirement, as applicable, for these plans could change significantly in future periods depending on many factors, including plan asset returns, discount rates, other actuarial assumptions, changes to pension plan funding regulations and the discretionary contributions that we make. Actual contributions made in future years could materially differ and consequently required minimum contributions beyond 2025 cannot be reasonably estimated. We expect contributions to the UPS 401(k) Savings Plan to be approximately $614 million in 2025.
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
We have outstanding letters of credit and surety bonds that are discussed in note 9 to the audited, consolidated financial statements. Additionally, we have $1.7 billion of fixed-rate USD and EUR senior notes that mature in 2025. We intend to repay or refinance these amounts when due. Estimated future interest payments on our outstanding debt total approximately $16.7 billion. This amount was calculated using the contractual interest payments due on our fixed- and variable-rate debt based on interest rates as of December 31, 2024. For debt denominated in a foreign currency, the U.S. Dollar equivalent principal amount of the debt at the end of the year was used as the basis to project future interest payments.
Annual principal payments on our long-term debt, and purchase commitments for certain capital expenditures and pending acquisitions are also set out in note 9 to the audited, consolidated financial statements. Included within these purchase commitments are firm commitments to purchase 25 new Boeing 767-300 aircraft expected to be delivered between 2025 and 2027. We are evaluating available financing alternatives with respect to the acquisition of these aircraft.
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
Under provisions of the Tax Cuts and Jobs Act, we elected to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries over eight years. The remaining balance will be paid in 2025 and 2026. Additionally, we have uncertain tax positions that are further discussed in note 15 to the audited, consolidated financial statements.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Critical Accounting Estimates
The amounts of assets, liabilities, revenue and expenses reported in our financial statements are affected by estimates and judgments that are necessary to comply with GAAP, including fair value measurements. We develop our estimates and judgments based on prior experience, current trends, and various other assumptions. For estimates that involve fair value measurements, we consider the fair value hierarchy under ASC Topic 820. We also engage outside specialists as necessary to assist us in development our estimates. Actual results could differ materially from our estimates, which would affect the related amounts reported in our consolidated financial statements. While estimates and judgments are applied in arriving at many reported amounts, we believe that the following areas involve a higher degree of judgment and complexity and represent critical accounting estimates.
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
We accrue amounts associated with judicial proceedings and other contingencies when and to the extent a loss becomes probable and can be reasonably estimated. For such accruals, we record the amount we consider to be the best estimate within a range of potential losses; however, when there appears to be a range of equally possible losses, our accrual is at the low end of this range. The likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a reasonable estimate of the loss or a range of potential losses may not be practicable based on the information available. Additionally, events may arise that were not anticipated and, as a result, the outcome of a contingency may result in a loss that differs materially from our previously estimated liability. Except as disclosed in note 10 to the audited, consolidated financial statements, contingent losses that were probable and estimable were not material to our financial position or results of operations as of, or for the year ended, December 31, 2024. In addition, we have certain contingent liabilities that have not been recognized as of, or for the year ended, December 31, 2024, because a loss was not reasonably estimable. Contingent obligations relating to income taxes and self-insurance are discussed below.
Goodwill and Intangible Asset Impairments
We test goodwill and indefinite-lived intangible assets for impairment annually as of July 1, or more frequently if circumstances require. We assess goodwill for impairment at the reporting unit level. The determination of reporting units requires judgment, and if we changed the definition of our reporting units, it is possible that we would have reached different conclusions when performing our impairment tests. Changes in our management structure or business acquisitions may result in changes to our reporting units. Based on our review of managerial realignments, which occurred as of October 1, 2024, we determined that our MNX Global Logistics and Marken businesses are now within a single operating segment and based on criteria in ASC Topic 350 also represent a single reporting unit. We performed impairment analyses as of October 1, 2024, reflective of our reporting unit structures before and after the reporting unit change, and did not identify impairment of goodwill in connection therewith.
We initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, or at our election, we quantitatively assess the fair value of a reporting unit to test goodwill for impairment. This assessment uses a combination of income and market approaches to develop an estimate of reporting unit fair value. The income and market approaches consider both entity-specific and observable market information under the fair value hierarchy in ASC Topic 820 and changes in, or additions to, available information may affect the assumptions we use in estimating fair value.
•The income approach uses a discounted cash flow (“DCF”) model, which requires us to make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs, capital expenditures, working capital, long-term growth rates and the cost of capital. During periods of time in which macroeconomic conditions are uncertain or volatile, these assumptions are subject to a greater degree of uncertainty. We are also required to make assumptions relating to our overall business and operating strategy, and the regulatory and market environment. Changes in any of our assumptions could significantly impact the fair value of one

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

or more of our reporting units. The projections that we use in our DCF model are updated annually, or more often if necessary, and will change over time based on the historical performance and changing business conditions for each of our reporting units.
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
In 2024, we performed our annual goodwill impairment testing using both qualitative and quantitative methods. As of our July 1 testing date, we concluded the fair value of each reporting unit exceeded its carrying value; however, three reporting units (Roadie, Global Freight Forwarding, and Global Logistics and Distribution) exhibited limited excess of fair value and thus reflect a greater risk of impairment occurring in future periods. Approximately $1.1 billion of our consolidated goodwill balance of $4.3 billion is represented by these three reporting units.
In addition to forecasted and actual business performance, our valuation estimates are most sensitive to changes in cost of capital. For the reporting units we have identified as having limited cushion above, if the cost of capital were increased by 100 basis points or our projected cash flows were reduced by 10 percent, it is reasonably possible that these reporting units would be impaired. We believe the fair values of our Roadie, Global Freight Forwarding, and Global Logistics and Distribution reporting units continue to exceed their respective carrying values. However, if the businesses do not meet forecasts or cost of capital requirements increase, we may incur future impairment charges. We continue to monitor all of our reporting units between annual testing dates.
We did not record any goodwill impairments during 2024. During 2023, we recorded goodwill impairment charges of $56 million related to Roadie and $61 million related to Delivery Solutions. The Delivery Solutions impairment represented all of the goodwill associated with this reporting unit. These charges are included within Other expenses in the statement of consolidated income. We did not incur any goodwill impairment charges in 2022.
Our finite-lived intangible assets are amortized over their estimated useful lives. These assets are tested for impairment as part of asset groups that may include other long-lived assets. See "Critical Accounting Estimates – Depreciation, Residual Value and Impairment of Property, Plant and Equipment" for a discussion of estimates impacting asset groups. In addition, a reduction in expected useful life, or a decision to sell or abandon an intangible asset before the end of its useful life, may increase amortization expense, which could have a material impact on our results of operations. As a result of our strategic actions under our Efficiency Reimagined initiatives, we are reviewing our software application infrastructure and expect that as result of this review, it is reasonably possible that revisions to the useful lives of certain finite-lived intangible assets will occur in future periods. See note 7 to the audited, consolidated financial statements for a discussion of finite-lived intangible asset impairments.
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
Workers' compensation, automobile liability and general liability insurance claims may take a number of years to resolve. Consequently, actuarial estimates are required to project the ultimate cost that will be incurred to resolve a claim. Several factors can affect the actual cost, or severity, of a claim, including:
•Risk retention limits;
•Length of time a claim remains open;
•Trends in healthcare and litigation costs;
•Results of any related litigation; and
•Changes in legislation.

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
Self-insurance reserves as of December 31, 2024 and 2023 were as follows (in millions):

	2024	2023
Current self-insurance reserves	$1,086	$1,320
Non-current self-insurance reserves(1)	1,895	1,626
Total self-insurance reserves	$2,981	$2,946
(1)    Included within Other Non-Current Liabilities in our consolidated balance sheets.
Our total reserves related to prior year claims decreased by $144 million in 2024 and increased by $39 million in 2023 as a result of changes in estimated claim costs. A five percent deterioration or improvement in both the assumed claim severity and claim frequency rates used to estimate our self-insurance reserves would result in an increase or a decrease, respectively, of approximately $300 million in our reserves and expenses as of, and for the year ended, December 31, 2024.

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
We recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of a corridor (defined as 10% of the greater of the fair value of plan assets or the plan's' projected benefit obligation) immediately within income upon remeasurement of a plan. Other components of pension expense (referred to as "net periodic benefit cost"), primarily service and interest costs and the expected return on plan assets, are reported on a quarterly basis.
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on assets for our pension and postretirement benefit plans, and the resulting increase (decrease) in our obligations and expense as of, and for the year ended, December 31, 2024 (in millions):

Pension Plans	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate:
Effect on ongoing net periodic benefit cost	$(16)	$16
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(583)	592
Effect on projected benefit obligation	(1,420)	1,496
Return on Assets:
Effect on ongoing net periodic benefit cost(1)	(112)	112
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor(2)	$(55)	$55

Postretirement Medical Benefit Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	$2	$(2)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	—	—
Effect on accumulated postretirement benefit obligation	(31)	35
Healthcare Cost Trend Rate:
Effect on ongoing net periodic benefit cost	1	(1)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	—	—
Effect on accumulated postretirement benefit obligation	$8	$(9)
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Depreciation, Residual Value and Impairment of Property, Plant and Equipment
As of December 31, 2024, we had $37.2 billion of net property, plant and equipment, the most significant category of which was aircraft. In accounting for property, plant and equipment, we make estimates of the expected useful lives and residual values to arrive at depreciation expense. We evaluate the useful lives of our property, plant and equipment based on our usage, maintenance and replacement policies, and taking into account physical and economic factors that may affect the useful lives of the assets. A reduction in expected useful life, or a decision to sell or abandon a long-lived asset before the end of its useful life, may increase depreciation expense. Our accounting policy for property, plant and equipment is set out in note 1 to the audited, consolidated financial statements.
We monitor our long-lived asset groups for indicators of impairment which may include, but are not limited to, a significant change in the extent to which an asset is utilized and operating or cash flow losses associated with the asset group. If circumstances are present that indicate the carrying value of our long-lived asset groups may not be recoverable, we perform impairment testing at the asset group level.
Asset groups represent the lowest level at which independent cash flows can be identified. Determining asset groups requires judgment and changes in the way asset groups are defined could have a material impact on the results of impairment testing. We evaluate long-lived assets within our global small package operations at a network level given the cash flows associated with individual assets therein are not independent. We perform recoverability testing by comparing the undiscounted cash flows of the asset group to its carrying value. If the carrying amount of the asset group is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows or external appraisals, as appropriate. Details of long-lived asset impairments are included in note 4 to the audited, consolidated financial statements.
In estimating the useful lives and expected residual values of aircraft, which we evaluate at the network level, we consider actual experience with the same or similar aircraft types, multi-year volume projections for our air products and the types of aircraft required to efficiently operate our network. We routinely monitor the utilization of our assets and volume levels. These temporary fluctuations in volume have in the past and are expected to continue to result in the temporary idling of aircraft to better match our capacity with demand. Temporarily idled assets are classified as held-and-used, and we continue to record depreciation expense for these assets. As a result of the reduction in air volumes experienced during 2024, we temporarily idled 12 aircraft for an average of approximately six months. As of December 31, 2024 all of these aircraft had re-entered operational service. Based on current volume projections, we anticipate that certain aircraft may be temporarily idled during part of 2025 as part of our normal operations and will return to service.
During the first quarter of 2025 and in anticipation of volume decreases with our largest customer, we began a reconfiguration of our U.S. network which is expected to lead to an excess of aircraft, vehicles and buildings. It is reasonably possible that these actions may result in reductions to the expected useful lives of certain assets, including early retirement, and related increases in depreciation expense during future periods. In addition, revisions to the salvage values of aircraft and other assets have in the past and may in the future result in impairment charges or increased depreciation expense. We have not yet identified the specific assets that will be impacted by our network reconfiguration.
In addition to our network reconfiguration, revisions to estimates of useful lives and residual values could also be caused by changes to our maintenance programs, governmental regulations, operational intentions, or market prices. We periodically evaluate our estimates and assumptions, and adjust them, as necessary, on a prospective basis through depreciation expense. Refer to note 4 for further considerations.
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
As of December 31, 2024, the majority of our financial instruments were categorized as either Level 1 or Level 2. Refer to notes 3, 9 and 17 to the audited, consolidated financial statements for further information on these instruments. A quantitative sensitivity analysis of our exposure to changes in foreign currency exchange rates and interest rates is presented in the Quantitative and Qualitative Disclosures about Market Risk section of this report.
Our pension and postretirement plan assets include investments in hedge funds, as well as private debt, private equity and real estate funds, which are primarily measured using net asset value ("NAV") as a practical expedient for fair value, as appropriate. These investments were valued at $10.1 billion as of December 31, 2024. In order to estimate NAV, we evaluate audited and unaudited financial reports from fund managers and make adjustments for investment activity between the date of the financial reports and December 31. These investments are not actively traded, and their values can only be estimated using these assumptions. If our estimates of activity changed, this could have a material impact on the reported value of these investments and on the return on assets that we report. Refer to note 5 to the audited, consolidated financial statements for further information on our pension and postretirement plan assets.
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis, such as property, plant and equipment, goodwill and intangible assets. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment or when an asset or disposal group is classified as held for sale.
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
Commodity Price Risk
We are exposed to changes in the prices of refined fuels, principally jet-A, diesel and unleaded gasoline, as well as changes in the price of natural gas and other alternative fuels. Currently, the fuel surcharges that we apply to our domestic and international package services are the primary means of reducing the risk of adverse fuel price changes. In order to mitigate the impact of fuel surcharges imposed on us by outside carriers, we regularly adjust the rates we charge for our freight brokerage services. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs. Because of this, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our results either positively or negatively in the short-term. As of December 31, 2024 and 2023, we had no commodity contracts outstanding.
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
We are also subject to interest rate risk with respect to our defined benefit pension and postretirement medical benefit plans, as changes in interest rates will effectively increase or decrease the associated plan obligations and assets. This will result in changes to the amount of pension and postretirement benefit expense recognized in future periods and may also result in us being required to make contributions to the plans.
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

	Shock-Test Result as of December 31,
(in millions)	2024	2023
Change in Fair Value:
Currency Derivatives(1)	$(749)	$(649)
Change in Annual Interest Expense:
Variable Rate Debt(2)	$21	$41
Change in Annual Interest Income:
Marketable Securities(3)	$—	$1
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

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareowners and Board of Directors of
United Parcel Service, Inc.
Atlanta, Georgia
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s U.S. pension and postretirement medical benefit plans (the "U.S. Plans") held hedge fund, private debt, private equity and real estate investments valued at $10.1 billion as of December 31, 2024.
The Company determines the reported values of the U.S. Plans’ investments in hedge fund, private debt, private equity and real estate funds primarily based on the estimated net asset value ("NAV") of the fund. In order to estimate NAV, the Company evaluates audited and unaudited financial reports from fund managers, and makes adjustments, as appropriate, for investment activity between the date of the financial reports and December 31. These investments are not actively traded, and their values can only be estimated using these subjective assumptions.
Auditing the estimated NAV of these hedge fund, private debt, private equity and real estate investments requires a high degree of auditor judgment and subjectivity to evaluate the completeness, reliability and relevance of the inputs used by management.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the inputs used by management to estimate the NAV of the U.S. Plans’ hedge fund, private debt, private equity and real estate investments (collectively, the “funds”) included the following, among others:
•We tested the effectiveness of controls, including those related to the reliability of values reported by fund managers, the relevance of asset class benchmark returns, and the completeness and accuracy of unobservable inputs related to the underlying assets of the funds, including certain controls for which the control design was modified following the transition of the UPS Group Trust’s investment management function to Goldman Sachs.
•For a selection of investments, we evaluated certain inputs and recalculated ending values in accordance with management’s processes and confirmed directly with the respective fund manager its preliminary estimate of the fund’s NAV as of December 31, 2024.
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
February 18, 2025

We have served as the Company's auditor since 1969.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$6,112	$3,206
Marketable securities	206	2,866
Accounts receivable	11,007	11,342
Less: Allowance for credit losses	(136)	(126)
Accounts receivable, net	10,871	11,216
Other current assets	2,121	2,125
Total Current Assets	19,310	19,413
Property, Plant and Equipment, Net	37,179	36,945
Operating Lease Right-Of-Use Assets	4,149	4,308
Goodwill	4,300	4,872
Intangible Assets, Net	3,064	3,305
Deferred Income Tax Assets	112	126
Other Non-Current Assets	1,956	1,888
Total Assets	$70,070	$70,857
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$1,838	$3,348
Current maturities of operating leases	733	709
Accounts payable	6,302	6,340
Accrued wages and withholdings	3,655	3,224
Self-insurance reserves	1,086	1,320
Accrued group welfare and retirement plan contributions	1,390	1,479
Other current liabilities	1,437	1,256
Total Current Liabilities	16,441	17,676
Long-Term Debt and Finance Leases	19,446	18,916
Non-Current Operating Leases	3,635	3,756
Pension and Postretirement Benefit Obligations	6,859	6,159
Deferred Income Tax Liabilities	3,595	3,772
Other Non-Current Liabilities	3,351	3,264
Shareowners’ Equity:
Class A common stock (121 and 127 shares issued in 2024 and 2023, respectively)	2	2
Class B common stock (733 and 726 shares issued in 2024 and 2023, respectively)	7	7
Additional paid-in capital	136	—
Retained earnings	20,882	21,055
Accumulated other comprehensive loss	(4,309)	(3,758)
Deferred compensation obligations	7	9
Less: Treasury stock (0.1 and 0.2 in 2024 and 2023, respectively)	(7)	(9)
Total Equity for Controlling Interests	16,718	17,306
Noncontrolling Interests	25	8
Total Shareowners’ Equity	16,743	17,314
Total Liabilities and Shareowners’ Equity	$70,070	$70,857

See notes to audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue	$91,070	$90,958	$100,338
Operating Expenses:
Compensation and benefits	48,093	47,092	47,724
Repairs and maintenance	2,940	2,828	2,884
Depreciation and amortization	3,609	3,366	3,188
Purchased transportation	13,589	13,640	17,666
Fuel	4,366	4,775	6,018
Other occupancy	2,117	2,019	1,844
Other expenses	7,888	8,097	7,920
Total Operating Expenses	82,602	81,817	87,244
Operating Profit	8,468	9,141	13,094
Other Income and (Expense):
Investment income (expense) and other	(160)	219	2,435
Interest expense	(866)	(787)	(704)
Total Other Income and (Expense)	(1,026)	(568)	1,731
Income Before Income Taxes	7,442	8,573	14,825
Income Tax Expense	1,660	1,865	3,277
Net Income	$5,782	$6,708	$11,548
Basic Earnings Per Share	$6.76	$7.81	$13.26
Diluted Earnings Per Share	$6.75	$7.80	$13.20

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2024	2023	2022
Net Income	$5,782	$6,708	$11,548
Change in foreign currency translation adjustment, net of tax	(338)	198	(284)
Change in unrealized gain (loss) on marketable securities, net of tax	1	9	(10)
Change in unrealized gain (loss) on cash flow hedges, net of tax	167	(243)	184
Change in unrecognized pension and postretirement benefit costs, net of tax	(381)	(2,173)	1,839
Comprehensive Income (Loss)	$5,231	$4,499	$13,277

See notes to audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Years Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$5,782	$6,708	$11,548
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,609	3,366	3,188
Pension and postretirement benefit (income) expense	1,698	1,330	(129)
Pension and postretirement benefit contributions	(1,524)	(1,393)	(2,342)
Self-insurance reserves	44	57	(20)
Deferred tax (benefit) expense	(15)	199	531
Stock compensation expense	24	220	1,568
Other (gains) losses	262	265	123
Changes in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(566)	1,256	(322)
Other assets	70	87	117
Accounts payable	262	(1,377)	34
Accrued wages and withholdings	501	(296)	(189)
Other liabilities	(11)	(42)	(9)
Other operating activities	(14)	(142)	6
Net cash from operating activities	10,122	10,238	14,104
Cash Flows From Investing Activities:
Capital expenditures	(3,909)	(5,158)	(4,769)
Proceeds from disposal of businesses, property, plant and equipment	1,115	193	12
Purchases of marketable securities	(76)	(3,521)	(1,906)
Sales and maturities of marketable securities	2,748	2,701	255
Acquisitions, net of cash acquired	(71)	(1,329)	(755)
Other investing activities	(24)	(19)	(309)
Net cash used in investing activities	(217)	(7,133)	(7,472)
Cash Flows From Financing Activities:
Net change in short-term debt	(1,272)	1,272	—
Proceeds from long-term borrowings	2,785	3,429	—
Repayments of long-term borrowings	(2,487)	(2,429)	(2,304)
Purchases of common stock	(500)	(2,250)	(3,500)
Issuances of common stock	232	248	262
Dividends	(5,399)	(5,372)	(5,114)
Other financing activities	(209)	(432)	(529)
Net cash used in financing activities	(6,850)	(5,534)	(11,185)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(149)	33	(100)
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	2,906	(2,396)	(4,653)
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	3,206	5,602	10,255
End of period	$6,112	$3,206	$5,602
Cash Paid During the Period For:
Interest (net of amount capitalized)	$854	$762	$721
Income taxes (net of refunds)	$1,347	$1,976	$2,574
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
We provide transportation services, primarily domestic and international letter, package and air cargo delivery. Through our Supply Chain Solutions subsidiaries, we are also a global provider of transportation, logistics and related services.
In 2024, we reclassified certain operating expenses to better align with the manner in which we manage our operations. These reclassifications were inconsequential and substantially all of these costs were previously classified within operating expenses as Purchased transportation and have now been classified within operating expenses within Other expenses in the statements of consolidated income. The remaining line items within operating expenses and Other Income and (Expense) that were impacted by this reclassification were inconsequential. As a result, the statements of consolidated income give effect to this reclassification as follows:
•Purchased transportation decreased by $11 and $9 million for 2023 and 2022, respectively.
•Other expenses increased by $7 and $5 million for 2023 and 2022, respectively.
The amounts for 2024 were not reported under this legacy basis but are also immaterial. The reclassification had no impact on our reported revenue, operating profit, Other Income and (Expense), net income, or any internal performance measure on which management is compensated.
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
Forwarding: Freight forwarding revenue, and expenses related to the transportation of freight are recognized over time as we perform the services. Customs brokerage revenue is recognized upon completing documents necessary for customs entry purposes.
Logistics: In our Logistics businesses we have a right to consideration from customers in an amount that corresponds directly with the value to the customers of our performance completed to date, and as such we recognize revenue in the amount to which we have a right to invoice the customer.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments that are readily convertible into cash. We consider securities with maturities of three months or less and insignificant credit risk, when purchased, to be cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.
As of December 31, 2024, we did not have any restricted cash. As of December 31, 2023, we had $37 million of restricted cash that was primarily related to cash we had agreed to deposit in connection with a previously disclosed challenge by Italian tax authorities to the deductibility of Value Added Tax payments by UPS to certain third-party service providers. We designated additional amounts as restricted cash during the first quarter of 2024 and, during the second quarter of 2024, we

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

made a voluntary payment, including interest, of approximately $94 million to settle this matter and recorded a corresponding charge against income which is reflected in Other expenses in our statements of consolidated income.

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
Inventories
Fuel and other materials and supplies are recognized as inventory when purchased, and then charged to expense when used in our operations. Jet fuel, diesel and unleaded gasoline inventories are valued at the lower of average cost or net realizable value. Total inventories were $826 and $935 million as of December 31, 2024 and 2023, respectively, and are included in Other current assets in our consolidated balance sheets.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest incurred during the construction of property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $121 and $118 million for the years ended December 31, 2024 and 2023, respectively.
We monitor our property, plant and equipment for any indicators that the carrying value of our asset groups may not be recoverable, at which time we review the asset group for impairment based on undiscounted future cash flows. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows or external appraisals, as appropriate. We test long-lived assets for impairment at the asset group level, which is the lowest level at which independent cash flows can be identified. We evaluate long-lived assets within our global small package operations at a network level given the cash flows associated with individual assets therein are not independent. Refer to note 4 for a discussion of impairments of property, plant and equipment.
During the first quarter of 2025, we entered into an agreement in principle with our largest customer that will provide for a significant reduction in their volume. In connection therewith, we will be reconfiguring our U.S. network and expect this reconfiguration to lead to a reduction in the number of buildings, vehicles and aircraft in our network. We are not yet able to identify the specific assets which will be impacted by these actions; however, it is reasonably possible that revisions to our estimates of the useful life and salvage values of certain of our long-lived assets will accelerate depreciation expense and charges related to early retirements may be recognized during future periods.
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
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. As of December 31, 2024 and 2023, suppliers sold $515 and $504 million, respectively, of our outstanding payment obligations to participating institutions. A rollforward of obligations confirmed and paid during the year is presented below (dollars in millions):

	2024	2023
Confirmed obligations outstanding at the beginning of the year	$504	$806
Invoices confirmed during the year	1,722	2,428
Confirmed invoices paid during the year	(1,711)	(2,730)
Confirmed obligations outstanding at the end of the year	$515	$504
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2024, we transferred a portion of our workers' compensation liability related to policy years 1994 through 2000 and policy year 2018 to a third-party insurer. We paid $114 million to transfer a portfolio of claims for which we carried reserves of $114 million.
In 2023, we transferred a portion of our workers' compensation liability related to policy years 2001 through 2006 and policy year 2017 to a third-party insurer. We paid $151 million to transfer a portfolio of claims for which we carried reserves of $153 million, recognizing a pre-tax gain of $2 million that was recorded in Other expenses in the statement of consolidated income for the year ended December 31, 2023.
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of a corridor (defined as 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation) in Investment income (expense) and other, in the statement of consolidated income, upon remeasurement of a plan. The remaining components of pension expense, primarily service and interest costs and the expected return on plan assets, are recorded ratably on a quarterly basis.
We recognize expense for required contributions to defined contribution plans quarterly, and we recognize a liability for any contributions due and unpaid within Accrued group welfare and retirement plan contributions within our consolidated balance sheets.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation and Remeasurement
We translate the results of operations of our foreign subsidiaries using average exchange rates for each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in other comprehensive income. Pre-tax foreign currency transaction gains (losses) from remeasurement, net of hedging, included in Investment income (expense) and other were $(38), $(53) and $72 million in 2024, 2023 and 2022, respectively.
Stock-Based Compensation
Share-based awards are measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period), less estimated forfeitures. We have issued employee share-based awards under various incentive compensation plans that contain vesting conditions, including service conditions, where the awards cliff vest after one or three years or vest ratably over periods up to five years (the "nominal vesting period") or at the date the employee retires (as defined by the plan), if earlier. As of December 31, 2023, we had no outstanding share-based awards cliff vesting after one year. See note 13 for further discussion of our share-based awards. Compensation cost is generally recognized immediately for certain awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. For awards with a performance-based condition, expense is recognized based on probability of performance achievement. We estimate forfeiture rates based on historical rates of forfeitures for awards with similar characteristics, historical and projected rates of employee turnover and the nature and terms of the vesting conditions of the awards. We reevaluate our forfeiture rates on an annual basis.
Fair Value Measurements
Our financial assets and liabilities measured at fair value on a recurring basis have been categorized based upon a fair value hierarchy. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable, such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting our own assumptions, and include situations where there is little or no market activity for the asset or liability. Certain investments described further in note 5, that do not have a readily determinable fair value, are measured at net asset value ("NAV") using NAV as a practical expedient or an equivalent developed consistent with the measurement principles in Accounting Standards Codification Topic 820. Plan assets that are measured using NAV as a practical expedient are excluded from the fair value hierarchy.
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis, including property, plant, and equipment, goodwill and intangible assets. These assets are subject to fair value adjustments in certain circumstances, such as when there is an impairment.
For business acquisitions, we allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and identified intangible assets based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Following the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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
Adoption of New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), and in December 2022 subsequently issued ASU 2022-06, to temporarily ease the potential burden in accounting for reference rate reform. As of December 31, 2023, we had transitioned our affected debt instruments and contracts to an alternative reference rate and, as a result, we did not elect to apply the practical expedients provided under Topic 848 to these transitions, and we did not observe any further impact as of December 31, 2024.
In November 2023, the FASB issued an ASU on segment reporting. The standard requires new disclosures reconciling significant segment expenses to segment profit measures and additional qualitative information about how segment measures are used by management. Effective December 31, 2024, we adopted this ASU retrospectively for all prior periods presented. The adoption did not have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls. See note 14 for our segment disclosures.
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
In November 2024, the FASB issued an ASU on expense disaggregation disclosures, which will require tabular disclosure in the notes to financial statements for specific expense categories. The standard becomes effective for us beginning with our 2027 annual report and for interim and annual periods thereafter. This ASU provides for additional expense disclosures. We are evaluating its impact on our financial statements, disclosures and internal controls but do not expect this ASU to have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
Other accounting pronouncements issued, but not effective until after December 31, 2024, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

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
Disaggregation of Revenue

	Year Ended December 31,
	2024	2023	2022
Revenue:
Next Day Air	$9,703	$9,894	$10,699
Deferred	4,757	5,093	5,968
Ground	45,347	44,971	47,542
Cargo & Other	569	247	402
U.S. Domestic Package	$60,376	$60,205	$64,611

Domestic	$3,186	$3,144	$3,346
Export	14,142	14,003	15,341
Cargo & Other	632	684	1,011
International Package	$17,960	$17,831	$19,698

Forwarding	$4,728	$5,534	$8,943
Logistics	6,437	5,927	5,351
Other	1,569	1,461	1,735
Supply Chain Solutions	$12,734	$12,922	$16,029

Consolidated revenue	$91,070	$90,958	$100,338
We account for a contract when both parties have approved the contract and are committed to perform their obligations, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. As of the fourth quarter of 2024, based on a change in our management reporting structure, U.S. Air Cargo revenue is presented within our U.S. Domestic Package segment and prior periods have been recast. Refer to note 14 for further information.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Payment Terms
Under the typical payment terms of our customer contracts, customers pay at periodic intervals, which are generally seven days within our U.S. Domestic Package business, for shipments included on invoices received. Invoices are generated each week on the week-ending day, which is Saturday for the majority of our U.S. Domestic Package business, but could be another day depending on the business unit or the specific agreement with the customer. It is not customary business practice to extend payment terms past 90 days and, as such, we do not have a practice of including a significant financing component within our contracts with customers.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market sectors. Our risk management process includes standards and policies for reviewing major account exposures and concentrations of risk.
Our allowance for expected credit losses increased by $10 million during 2024 as a result of changes in the composition of invoice aging and certain customers' behaviors. Our allowance for credit losses as of December 31, 2024 and 2023 was $136 and $126 million, respectively. Amounts for credit losses charged to expense before recoveries during the years ended December 31, 2024 and 2023 were $311 and $205 million, respectively.
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
Contract assets and liabilities as of December 31, 2024 and 2023 were as follows (in millions):

	Balance Sheet Location	2024	2023
Contract Assets:
Revenue related to in-transit packages	Other current assets	$307	$237

Contract Liabilities:
Short-term advance payments from customers	Other current liabilities	$13	$20
Long-term advance payments from customers	Other non-current liabilities	$27	$25

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. MARKETABLE SECURITIES AND NON-CURRENT INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of December 31, 2024 and 2023 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2024
Current trading marketable securities:
Equity securities	$3	$—	$—	$3
Total trading marketable securities	3	—	—	3

Current available-for-sale marketable securities:
U.S. government and agency debt securities	165	—	(1)	164
Mortgage and asset-backed debt securities	—	—	—	—
Corporate debt securities	39	—	—	39
Non-U.S. government debt securities	—	—	—	—
Total available-for-sale marketable securities	204	—	(1)	203

Total current marketable securities	$207	$—	$(1)	$206

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
2023
Current trading marketable securities:
Equity securities	$4	$—	$—	$4
Total trading marketable securities	4	—	—	4

Current available-for-sale marketable securities:
U.S. government and agency debt securities	963	2	(4)	961
Mortgage and asset-backed debt securities	3	—	—	3
Corporate debt securities	1,891	4	(4)	1,891
Non-U.S. government debt securities	7	—	—	7
Total available-for-sale marketable securities	2,864	6	(8)	2,862

Total current marketable securities	$2,868	$6	$(8)	$2,866

Total current marketable securities that were pledged as collateral for our self-insurance requirements had estimated fair values of $177 and $343 million as of December 31, 2024 and 2023, respectively.
The gross realized gains on sales of available-for-sale marketable securities totaled $5, $1 and $0 million in 2024, 2023 and 2022, respectively. The gross realized losses on sales of available-for-sale marketable securities totaled $5, $4 and $3 million in 2024, 2023 and 2022, respectively.
There were no material impairment losses recognized on marketable securities during 2024, 2023 or 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized Losses
The following table presents the age of gross unrealized losses and fair value by investment category for all securities in a loss position as of December 31, 2024 (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency debt securities	$—	$—	$162	$(1)	$162	$(1)
Total marketable securities	$—	$—	$162	$(1)	$162	$(1)
Maturity Information
The amortized cost and estimated fair value of marketable securities as of December 31, 2024 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$161	$161
Due after one year through three years	43	42
Due after three years through five years	—	—
Due after five years	—	—
	204	203
Equity securities	3	3
	$207	$206
Non-Current Investments
We hold non-current investments that are reported within Other Non-Current Assets in our consolidated balance sheets. Cash paid for these investments, excluding investments obtained through business acquisitions, is included in Other investing activities in our statements of consolidated cash flows.
•Equity method investments: As of December 31, 2024 and 2023, equity securities accounted for under the equity method had carrying values of $304 and $295 million, respectively. In 2023, we obtained an equity method investment as part of our acquisition of MNX Global Logistics. See note 8 for a further discussion of business acquisitions. Cash paid for this investment is included in Acquisitions, net of cash acquired in our statement of consolidated cash flows.
•Other equity securities: Certain equity securities that do not have readily determinable fair values are reported in accordance with the measurement alternative in Accounting Standards Codification Topic 321 Investments – Equity Securities. As of December 31, 2024 and 2023, we had equity securities of $42 and $47 million, respectively, accounted for under this measurement alternative.
•Other investments: We hold an investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. The investment had a fair market value of $19 million as of December 31, 2024 and 2023, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
Marketable securities valued utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds, certificates of deposits, and most U.S. government debt securities, as these securities all have quoted prices in active markets. Marketable securities valued utilizing Level 2 inputs include asset-backed securities, most corporate bonds and municipal bonds. These securities are valued using market corroborated pricing, matrix pricing or other models that utilize observable inputs such as yield curves.
The following table presents information about our investments measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2024
Marketable Securities:
U.S. government and agency debt securities	$164	$—	$—	$164
Mortgage and asset-backed debt securities	—	—	—	—
Corporate debt securities	25	14	—	39
U.S. state and local municipal debt securities	—	—	—	—
Equity securities	—	3	—	3
Non-U.S. government debt securities	—	—	—	—
Total marketable securities	189	17	—	206
Other non-current investments(1)	—	19	—	19
Total	$189	$36	$—	$225
(1)Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2023
Marketable Securities:
U.S. government and agency debt securities	$961	$—	$—	$961
Mortgage and asset-backed debt securities	—	3	—	3
Corporate debt securities	—	1,891	—	1,891
U.S. state and local municipal debt securities	—	—	—	—
Equity securities	—	4	—	4
Non-U.S. government debt securities	—	7	—	7
Total marketable securities	961	1,905	—	2,866
Other non-current investments(1)	—	19	—	19
Total	$961	$1,924	$—	$2,885
(1)Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.
There were no transfers of investments into or out of Level 3 during 2024 or 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including owned assets and assets subject to finance leases, consisted of the following as of December 31, 2024 and 2023 (in millions):

	2024	2023
Vehicles	$11,912	$11,768
Aircraft	23,768	22,888
Land	2,104	2,138
Buildings	6,714	6,255
Building and leasehold improvements	5,601	5,241
Plant equipment	18,495	17,322
Technology equipment	2,735	2,656
Construction-in-progress	1,967	3,247
	73,296	71,515
Less: Accumulated depreciation and amortization	(36,117)	(34,570)
Property, Plant and Equipment, Net	$37,179	$36,945
Property, plant and equipment purchased on account was $227 and $309 million as of December 31, 2024 and 2023, respectively.
There were no material impairment charges to property, plant and equipment during the years ended December 31, 2024 or 2023. We will continue to monitor our long-lived asset groups for impairment.
During the first quarter of 2025, we entered into an agreement in principle with our largest customer that will provide for a significant reduction in their volume. In connection therewith, we will be reconfiguring our U.S. network and expect this reconfiguration to lead to a reduction in the number of buildings, vehicles and aircraft in our network. We are not yet able to identify the specific assets which will be impacted by these actions; however, it is reasonably possible that revisions to our estimates of the useful life and salvage values of certain of our long-lived assets will accelerate depreciation expense and charges related to early retirements may be recognized during future periods.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. COMPANY-SPONSORED EMPLOYEE BENEFIT PLANS
We sponsor various retirement, postretirement and pension plans, including defined benefit and defined contribution plans, which cover our employees worldwide.
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
•The UPS Excess Coordinating Benefit Plan is a non-qualified plan that provides benefits to certain participants in the UPS Retirement Plan, hired prior to July 1, 2016, for amounts that exceed the benefit limits described above. The plan ceased accruals of additional benefits for future service and compensation for non-union participants effective January 1, 2023
Refer to note 6 for the status of our collective bargaining agreements.
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
During 2022, we amended certain Canadian defined benefit pension plans to cease future benefit accruals effective December 31, 2023. We remeasured plan assets and benefit obligations for the plans, which resulted in curtailment gains of $34 million ($24 million after tax). These gains were included in Investment income (expense) and other in our statement of consolidated income for the year ended December 31, 2022.

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
Defined Contribution Plans
We sponsor a defined contribution plan for employees not covered under collective bargaining agreements, and several smaller defined contribution plans for certain employees covered under collective bargaining agreements. We match, in cash, a portion of the participating employees’ contributions. Matching contributions charged to expense were $161, $161 and $153 million for 2024, 2023 and 2022, respectively.
Beginning in 2023, non-union employees, including those previously accruing benefits in the UPS Retirement Plan, receive an annual retirement contribution of 5% to 8% (3% to 8% prior to 2023 for employees hired after July 1, 2016) of eligible compensation to the UPS 401(k) Savings Plan based on years of vesting service. Effective January 1, 2025, the UPS Retirement Plan contribution for certain non-union employees with an employment commencement date on or after January 1, 2025 is 3% of eligible compensation, regardless of years of vesting service. Retirement contributions charged to expense were $359, $380 and $83 million for 2024, 2023 and 2022, respectively. In addition, the UPS 401(k) Savings Plan provides for transition contributions to certain participants hired prior to 2008. The amounts charged to expense for transition contributions were $108 and $128 million for 2024 and 2023, respectively. There were no transition contributions in years prior to 2023.
Contributions under this plan are subject to maximum compensation and contribution limits for a tax-qualified defined contribution plan as prescribed by the IRS. The UPS Restoration Savings Plan is a non-qualified plan that provides benefits to certain participants in the UPS 401(k) Savings Plan for amounts that exceed these benefit limits.
Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $135, $132 and $119 million for 2024, 2023 and 2022, respectively.
We also sponsor certain international defined contribution plans, which are not individually material.
Net Periodic Benefit Cost
Information about net periodic benefit cost for the company-sponsored pension and postretirement defined benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net Periodic Benefit Cost:
Service cost	$1,240	$1,172	$2,024	$20	$20	$30	$42	$43	$68
Interest cost	2,574	2,508	1,950	109	116	83	66	66	45
Expected return on plan assets	(3,085)	(2,967)	(3,280)	(4)	(12)	(4)	(83)	(84)	(78)
Amortization of prior service cost	152	106	93	1	2	—	1	1	1
Actuarial (gain) loss	673	393	(875)	—	—	—	(8)	(42)	(152)
Curtailment and settlement (gain) loss	—	—	—	—	—	—	—	8	(34)
Net periodic benefit cost	$1,554	$1,212	$(88)	$126	$126	$109	$18	$(8)	$(150)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actuarial Assumptions
The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost:

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost discount rate	5.42%	5.79%	3.13%	5.80%	6.06%	3.28%	4.59%	5.09%	2.78%
Interest cost discount rate	5.42%	5.79%	3.13%	5.80%	6.06%	3.28%	4.56%	5.02%	2.74%
Rate of compensation increase	3.25%	3.25%	4.29%	N/A	N/A	N/A	3.19%	3.20%	3.17%
Expected return on plan assets	7.17%	7.07%	5.90%	6.36%	6.62%	4.77%	4.54%	5.13%	3.87%
Cash balance interest credit rate	3.83%	4.21%	2.50%	N/A	N/A	N/A	3.31%	3.69%	2.94%
The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans:

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2024	2023	2024	2023	2024	2023
Discount rate	5.88%	5.42%	6.18%	5.80%	4.45%	4.21%
Rate of compensation increase	3.25%	3.25%	N/A	N/A	3.04%	3.19%
Cash balance interest credit rate	4.30%	3.83%	N/A	N/A	3.09%	3.31%
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
As of December 31, 2024, the impact of each basis point change in the discount rate on the projected benefit obligation of our pension and postretirement medical benefit plans was as follows (in millions):

	Increase (Decrease) in the Projected Benefit Obligation
	Pension Benefits	Postretirement Medical Benefits
One basis point increase in discount rate	$(57)	$(1)
One basis point decrease in discount rate	$60	$1
The Society of Actuaries ("SOA") published mortality tables and improvement scales are used in developing the best estimate of mortality for our U.S. plans. In October 2024, the SOA elected to not release a new mortality improvement scale. Based on our perspective of future longevity, we elected to maintain the MP 2021 mortality scale assumption for purposes of measuring pension and other postretirement benefit obligations.
Assumptions for the expected return on plan assets are used to determine a component of net periodic benefit cost for the year. The assumption for our U.S. plans is developed using a long-term projection of returns for each asset class. Our asset allocation targets are reviewed annually and, if necessary, updated taking into consideration plan changes, funded status and actual performance. The expected return for each asset class is a function of passive, long-term capital market assumptions and excess returns generated from active management. The capital market assumptions used are provided by independent investment advisors, while excess return assumptions are supported by historical performance, fund mandates and investment expectations. As a result of our long-term U.S. capital market assumptions and investment objectives for pension assets, the weighted-average long-term expected rate of return on assets increased from 7.07% during 2023 to 7.17% in 2024.

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
In the event CSPF were to become insolvent, CSPF benefits would be reduced to the legally permitted Pension Benefit Guaranty Corporation ("PBGC") limits, triggering the coordinating benefits provision in the collective bargaining agreement.
We account for the potential obligation to pay coordinating benefits under ASC Topic 715, which requires us to provide a best estimate of various actuarial assumptions in measuring our pension benefit obligation at the December 31 measurement date. As of December 31, 2024, our best estimate of coordinating benefits that may be required to be paid by the UPS/IBT Plan was immaterial.
The value of our estimate for future coordinating benefits will continue to be influenced by a number of factors, including interpretations of the law, future legislative actions, actuarial assumptions and the ability of the CSPF to sustain its long-term commitments. Actual events may result in a change in our best estimate of the projected benefit obligation. We will continue to assess the impact of these uncertainties in accordance with ASC Topic 715.
Other Actuarial Assumptions
Healthcare cost trends are used to project future postretirement medical benefits payable from our plans. For purposes of measuring our U.S. plan obligations as of December 31, 2024, a 7.50% annual rate of increase in postretirement medical benefit costs was assumed; the rate was assumed to decrease gradually to 4.50% by 2037 and to remain at that level thereafter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status
The following table discloses the funded status of our plans and the amounts recognized in our consolidated balance sheets as of December 31 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2024	2023	2024	2023	2024	2023
Funded Status:
Fair value of plan assets	$41,499	$43,491	$119	$98	$1,778	$1,893
Benefit obligation	(46,559)	(47,712)	(1,850)	(1,974)	(1,500)	(1,601)
Funded status recognized at December 31	$(5,060)	$(4,221)	$(1,731)	$(1,876)	$278	$292
Funded Status Amounts Recognized in our Balance Sheet:
Other non-current assets	$—	$—	$—	$—	$480	$510
Other current liabilities	(27)	(26)	(100)	(123)	(7)	(7)
Pension and postretirement benefit obligations	(5,033)	(4,195)	(1,631)	(1,753)	(195)	(211)
Net liability at December 31	$(5,060)	$(4,221)	$(1,731)	$(1,876)	$278	$292
Amounts Recognized in AOCI (1):
Unrecognized net prior service cost	$(1,251)	$(1,326)	$(1)	$(2)	$(5)	$(7)
Unrecognized net actuarial gain (loss)	(2,686)	(2,097)	131	129	107	99
Gross unrecognized cost at December 31	(3,937)	(3,423)	130	127	102	92
Deferred tax asset at December 31	956	831	(32)	(31)	(32)	(28)
Net unrecognized cost at December 31	$(2,981)	$(2,592)	$98	$96	$70	$64
(1)    Accumulated Other Comprehensive Income (Loss)
The accumulated benefit obligation for our pension plans as of December 31, 2024 and 2023 was $48.0 and $49.2 billion, respectively. The accumulated benefit obligation for our postretirement medical benefit plans as of December 31, 2024 and 2023 was $1.9 and $2.0 billion, respectively.
Benefit payments under the pension plans include $37 and $35 million paid from employer assets for the years ended December 31, 2024 and 2023, respectively. Benefit payments (net of participant contributions) under the postretirement medical benefit plans include $264 and $51 million paid from employer assets for the years ended December 31, 2024 and 2023, respectively. Such benefit payments from employer assets are also categorized as employer contributions.
As of December 31, 2024 and 2023, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with benefit obligations in excess of plan assets were as follows (in millions):

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2024	2023	2024	2023
U.S. Pension Benefits:
Projected benefit obligation	$46,559	$47,712	$46,559	$47,712
Accumulated benefit obligation	46,526	47,674	46,526	47,674
Fair value of plan assets	41,499	43,491	41,499	43,491
International Pension Benefits:
Projected benefit obligation	$337	$345	$281	$315
Accumulated benefit obligation	301	304	255	281
Fair value of plan assets	135	127	88	100
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

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2024	2023	2024	2023	2024	2023
Benefit Obligations:
Projected benefit obligation at beginning of year	$47,712	$43,504	$1,974	$2,016	$1,601	$1,416
Service cost	1,240	1,172	20	20	42	43
Interest cost	2,574	2,508	109	116	66	66
Gross benefits paid	(2,604)	(2,437)	(284)	(265)	(55)	(46)
Plan participants’ contributions	—	—	39	34	4	4
Plan amendments(1)	76	699	—	—	—	—
Actuarial (gain)/loss	(2,438)	2,266	(7)	53	(58)	99
Foreign currency exchange rate changes	—	—	—	—	(99)	51
Curtailments and settlements	—	—	—	—	(4)	(38)
Other	(1)	—	(1)	—	3	6
Projected benefit obligation at end of year	$46,559	$47,712	$1,850	$1,974	$1,500	$1,601

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2024	2023	2024	2023	2024	2023
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$43,491	$42,058	$98	$215	$1,893	$1,643
Actual return on plan assets	(615)	2,664	(2)	(8)	41	201
Employer contributions	1,228	1,206	269	122	27	65
Plan participants’ contributions	—	—	39	34	4	4
Gross benefits paid	(2,604)	(2,437)	(284)	(265)	(55)	(46)
Foreign currency exchange rate changes	—	—	—	—	(118)	64
Curtailments and settlements	—	—	—	—	(4)	(38)
Other	(1)	—	(1)	—	(10)	—
Fair value of plan assets at end of year	$41,499	$43,491	$119	$98	$1,778	$1,893
(1)    Plan amendments in 2024 and 2023 were related to collective bargaining agreements with the Teamsters.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024 - $2.5 billion pre-tax actuarial gain related to benefit obligations:
•Discount Rates ($2.8 billion pre-tax gain): The weighted-average discount rate for our pension and postretirement medical plans increased from 5.40% as of December 31, 2023 to 5.85% as of December 31, 2024, primarily due to an increase in treasury yields on AA-rated corporate bonds.
•Demographic and Assumption Changes ($0.3 billion pre-tax loss): This represents the difference between actual and estimated participant data and demographic factors, including healthcare cost trends, compensation changes, rates of termination, retirement, mortality and other changes.
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
Level 2 assets include fixed income securities that are valued based on yields currently available on comparable securities of other issues with similar credit ratings; mortgage-backed securities that are valued based on cash flow and yield models using acceptable modeling and pricing conventions; hedge funds, equity securities and certain investments that are pooled with other investments in a commingled fund; and derivatives and other instruments primarily valued using pricing models that rely on market observable inputs such as yield curves, foreign currency exchange rates and investment forward price. We value our investments in commingled funds by taking the percentage ownership of the underlying assets, each of which has a readily determinable fair value.
Fair value estimates for certain investments are based on unobservable inputs that are not corroborated by observable market data and are thus classified as Level 3.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments that do not have a readily determinable fair value, and which provide a NAV or its equivalent developed consistent with ASC measurement principles, are valued using NAV as a practical expedient. These investments are not classified in Levels 1, 2, or 3 of the fair value hierarchy but instead included within the subtotals by asset category. Such investments include hedge funds, real estate investments, private debt and private equity funds. Investments in hedge funds are valued using the reported NAV as of December 31. Real estate investments, private debt and private equity funds are valued at NAV per the most recent partnership audited financial reports, and adjusted, as appropriate, for investment activity between the date of the financial reports and December 31. Due to the inherent limitations in obtaining a readily determinable fair value measurement for alternative investments, the fair values reported may differ from the values that would have been used had readily available market information for the alternative investments existed. These investments are described further below:
•Hedge Funds: Plan assets are invested in hedge funds that pursue multiple strategies to diversify risk and reduce volatility. Most of these hedge funds allow redemptions either quarterly or semi-annually after a two- to three-month notice period, while others allow for redemption after only a brief notification period with no restriction on redemption frequency. No unfunded commitments existed with respect to hedge funds as of December 31, 2024.
•Real Estate, Private Debt and Private Equity Funds: Plan assets are invested in limited partnership interests in various private equity, private debt and real estate funds. Limited provisions exist for the redemption of these interests by the limited partners that invest in these funds until the end of the term of the partnerships, typically ranging between 10 and 15 years from the date of inception. An active secondary market exists for similar partnership interests, although no particular value (discount or premium) can be guaranteed. As of December 31, 2024, unfunded commitments to such limited partnerships totaling approximately $2.7 billion are expected to be contributed over the remaining investment period, typically ranging between three and six years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of U.S. and international pension and postretirement benefit plan assets by asset category as of December 31, 2024 and 2023 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations. The asset categories within equity securities, fixed income securities, and alternative and other investments in the table below have been collapsed from prior year presentation to align with the nature, characteristics, and type of underlying risk of those assets. There were no transfers between asset categories.

December 31, 2024	Total Assets(1)	Level 1	Level 2	Level 3	Percentage of Plan Assets	Percentage Target Allocation
Asset Category (U.S. Plans):
Cash and cash equivalents(3)	$5,716	$5,450	$266	$—	13.7%	1-7%
Equity securities	6,979	3,270	3,709	—	16.8%	15-45%
Fixed income securities	19,643	13,375	6,247	21	47.2%	30-73%
Alternative and other investments(1):
Hedge funds	2,034	—	538	—	4.9%	3-13%
Real estate	2,674	301	77	—	6.4%	3-15%
Private equity, private debt, and other investments	6,508	—	195	—	15.6%	5-29%
Total Alternative and other investments	11,216	301	810	—
Derivatives and other instruments, net:
Equity risk	(392)	(99)	(294)	—	(0.9)%
Interest rate risk	(1,619)	(442)	(1,177)	—	(3.9)%
Other risk(2)	75	2	73	—	0.2%
Total Derivatives and other instruments	(1,936)	(539)	(1,398)	—
Total U.S. plan assets	$41,618	$21,857	$9,634	$21	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$127	$127	$—	$—	7.1%	1-10%
Equity securities	165	23	142	—	9.3%	1-10%
Fixed income securities	1,202	243	959	—	67.6%	50-75%
Alternative and other investments(1):
Real estate	62	—	17	23	3.5%	1-10%
Private equity, private debt, and other investments	222	—	189	18	12.5%	10-35%
Total International plan assets	$1,778	$393	$1,307	$41	100.0%
Total plan assets	$43,396	$22,250	$10,941	$62
(1)    Includes certain investments that are measured at NAV per share (or its equivalent).
(2)    Includes credit risk, foreign currency exchange risk and commodity risk.
(3)    Includes $2.7 billion of cash held as collateral for market exposures, which is not subject to the target allocations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023	Total Assets(1)	Level 1	Level 2	Level 3	Percentage of Plan Assets	Percentage Target Allocation
Asset Category (U.S. Plans):
Cash and cash equivalents	$1,018	$894	$124	$—	2.3%	1-7%
Equity securities	10,164	3,448	6,716	—	23.3%	15-45%
Fixed income securities	25,673	17,299	8,374	—	58.9%	30-70%
Alternative and other investments(1):
Hedge funds	3,959	28	2,194	—	9.1%	3-13%
Real estate	2,575	393	77	—	5.9%	3-15%
Private equity, private debt, and other investments	6,188	—	169	—	14.2%	5-35%
Total Alternative and other investments	12,722	421	2,440	—
Derivative and other instruments, net:
Equity risk contracts	(136)	29	(165)	—	(0.3)%
Interest rate risk contracts	(5,877)	(20)	(5,857)	—	(13.5)%
Other risk(2)	25	(1)	26	—	0.1%
Total Derivative and other instruments	(5,988)	8	(5,996)	—
Total U.S. plan assets	$43,589	$22,070	$11,658	$—	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$71	$77	$(6)	$—	3.8%	1-10%
Equity securities	109	20	89	—	5.8%	1-10%
Fixed income securities	1,392	312	1,080	—	73.5%	50-75%
Alternative and other investments(1):
Real estate	66	—	18	25	3.5%	1-10%
Private equity, private debt, and other investments	255	—	183	55	13.4%	10-35%
Total International plan assets	$1,893	$409	$1,364	$80	100.0%
Total plan assets	$45,482	$22,479	$13,022	$80
(1)    Includes certain investments that are measured at NAV per share (or its equivalent).
(2)    Includes credit risk, foreign currency exchange risk and commodity risk.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the Level 3 instruments measured on a recurring basis for the years ended December 31, 2024 and 2023 (in millions):

	Fixed Income Securities	Alternative and Other Investments	Total
Balance as of January 1, 2023	$—	$77	$77
Actual Return on Assets:
Assets Held at End of Year	—	4	4
Assets Sold During the Year	2	—	2
Purchases	450	2	452
Sales	(452)	(3)	(455)
Transfers Into (Out of) Level 3	—	—	—
Balance as of December 31, 2023	$—	$80	$80
Actual Return on Assets:
Assets Held at End of Year	(1)	1	—
Assets Sold During the Year	4	(12)	(8)
Purchases	38	—	38
Sales	(10)	(28)	(38)
Transfers Into (Out of) Level 3	(10)	—	(10)
Balance as of December 31, 2024	$21	$41	$62
There were no shares of UPS class A or class B common stock directly held in plan assets as of December 31, 2024 or 2023.
Expected Cash Flows
Information about expected cash flows for our pension and postretirement medical benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Expected Employer Contributions:
2025 to plan trust	$1,170	$140	$10
2025 to plan participants	28	93	7
Expected Benefit Payments:
2025	$2,395	$209	$55
2026	2,529	199	61
2027	2,665	190	67
2028	2,800	179	74
2029	2,926	169	79
2030 - 2034	16,292	731	469

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
The discussion that follows sets forth the impact on our results of operations and cash flows for the years ended December 31, 2024, 2023 and 2022 from our participation in multiemployer pension plans. As part of the overall collective bargaining process for wage and benefit levels, we have agreed to contribute certain amounts to these plans during the contract period. The plans set benefit levels and are responsible for benefit delivery to participants. Future contributions to the plans are determined only through collective bargaining, and we have no additional legal or constructive obligation to increase contributions beyond the agreed-upon amounts (except potential surcharges under the Pension Protection Act of 2006 described above).
The number of employees covered by multiemployer pension plans in 2024 was relatively consistent compared to 2023, but decreased in 2023 relative to 2022 as we reduced union headcount due to lower volume. In each year, contribution rates increased in accordance with the terms of our collective bargaining agreements. There have been no other significant changes that affect the comparability of 2024, 2023 and 2022 contributions. We recognize expense for the contractually-required contributions for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.
Status of Collective Bargaining Agreements
We have approximately 314,000 employees in the U.S. employed under a national master agreement and various supplemental agreements with local unions affiliated with the IBT. These agreements are scheduled to expire on July 31, 2028.
We have approximately 10,000 employees in Canada employed under a collective bargaining agreement with the Teamsters which runs through July 31, 2025.
We have approximately 3,300 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association. This collective bargaining agreement becomes amendable September 1, 2025.
We have approximately 1,900 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2026. In addition, approximately 3,000 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"). In July 2024, the IAM ratified a new National Master Agreement that expires on July 31, 2029.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multiemployer Pension Plans
The following table outlines our participation in multiemployer pension plans as of December 31, 2024, 2023 and 2022, and sets forth our calendar year contributions and accruals for each plan.
The EIN/Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number. The most recent Pension Protection Act zone status available in 2024 and 2023 relates to each plan's two most recent fiscal year ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Plans certified in the red zone are generally less than 65% funded; plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency, or are expected to have a deficiency in any of the next six plan years; plans certified in the yellow zone are less than 80% funded; and plans certified in the green zone are at least 80% funded.
The FIP / RP Status Pending / Implemented column indicates whether a financial improvement plan ("FIP") for yellow/orange zone plans, or a rehabilitation plan ("RP") for red zone plans, is either pending or has been implemented. As of December 31, 2024, all plans that have either a FIP or RP requirement have had the respective plan implemented. Our collectively-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside of the agreed-upon contractual rates are not required.
For the plans detailed in the following table, the expiration date of the associated collective bargaining agreements is July 31, 2028, with the exception of the IAM National Pension Fund / National Pension Plan, which has a July 31, 2029 associated expiration date. For all plans detailed in the following table, we provided more than 5% of the total plan contributions from all employers for 2024, 2023 and 2022, as disclosed in the annual filing with the Department of Labor for each respective plan.
Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as contributions to each of these plans are not individually material.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented		UPS Contributions and Accruals (in millions)			Surcharge Imposed
Pension Fund		2024	2023			2024	2023	2022
Alaska Teamster-Employer Pension Plan	92-6003463-024	Red	Red	Yes	Implemented	$11	$10	$10	No
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789-001	Green	Green	No	NA	85	82	75	No
Eastern Shore Teamsters Pension Fund	52-0904953-001	Green	Green	No	NA	10	10	10	No
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850-001	Red	Red	Yes	Implemented	21	21	21	No
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424-001	Green	Green	No	NA	13	13	13	No
I.A.M. National Pension Fund / National Pension Plan	51-6031295-002	Red	Red	Yes	Implemented	53	50	48	No
International Brotherhood of Teamsters Union Local No. 710 Pension Fund	36-2377656-001	Green	Green	No	NA	194	196	191	No
Local 705, International Brotherhood of Teamsters Pension Plan	36-6492502-001	Green	Green	No	NA	142	138	136	No
Local 804 I.B.T. & Local 447 I.A.M.—UPS Multiemployer Retirement Plan	51-6117726-001	Green	Green	No	NA	139	143	144	No
Milwaukee Drivers Pension Trust Fund	39-6045229-001	Green	Green	No	NA	62	62	62	No
New England Teamsters & Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes	Implemented	224	234	167	No
New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red	Red	Yes	Implemented	136	139	149	No
Teamster Pension Fund of Philadelphia and Vicinity	23-1511735-001	Green	Green	No	NA	98	98	100	No
Teamsters Joint Council No. 83 of Virginia Pension Fund	54-6097996-001	Green	Green	No	NA	98	98	98	No
Teamsters Local 639—Employers Pension Trust	53-0237142-001	Green	Green	No	NA	83	84	85	No
Teamsters Negotiated Pension Plan	43-6196083-001	Green	Green	No	NA	47	49	49	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Plan	52-6043608-001	Green	Green	No	NA	28	28	30	No
United Parcel Service, Inc.—Local 177, I.B.T. Multiemployer Retirement Plan	13-1426500-419	Green	Green	No	NA	111	122	124	No
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	No	NA	1,255	1,254	1,310	No
Western Pennsylvania Teamsters and Employers Pension Fund	25-6029946-001	Red	Red	Yes	Implemented	45	46	46	No
All Other Multiemployer Pension Plans						92	76	73
					Total Contributions	$2,947	$2,953	$2,941
Agreement with the New England Teamsters and Trucking Industry Pension Fund
In 2012, we reached an agreement with the New England Teamsters and Trucking Industry Pension Fund ("NETTI Fund"), a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. As of December 31, 2024 and 2023, we had $804 and $813 million, respectively, recognized in Other Non-Current Liabilities and $9 million as of December 31, 2024 and 2023 recorded in Other current liabilities in our consolidated balance sheets, representing the remaining balance of the NETTI Fund withdrawal liability. This liability is payable in equal monthly installments over a remaining term of approximately 38 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of December 31, 2024 and 2023 was $651 and $710 million, respectively. We utilized Level 2 inputs in the fair value hierarchy to determine the fair value of this liability.

Agreement with the District 9 International Association of Machinists and Aerospace Workers Pension Trust
In 2024, we reached an agreement with the District 9 International Association of Machinists and Aerospace Workers Pension Trust ("IAM Fund"), a multiemployer plan in which UPS was a participant, to withdraw from the Fund and transfer the impacted UPS employees to the UPS Pension Plan. As of December 31, 2024, we had $19 million recorded in Other current liabilities in our consolidated balance sheets, representing the IAM Fund withdrawal liability.

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

	UPS Contributions and Accruals (in millions)
Health and Welfare Fund	2024	2023	2022
Bay Area Delivery Drivers	$41	$40	$40
Central Pennsylvania Teamsters Health & Pension Fund	48	46	42
Central States, South East & South West Areas Health and Welfare Fund	3,849	3,712	3,497
Delta Health Systems—East Bay Drayage Drivers	37	39	39
Joint Council #83 Health & Welfare Fund	63	63	62
Local 401 Teamsters Health & Welfare Fund	24	23	22
Local 804 Welfare Trust Fund	131	131	129
Milwaukee Drivers Pension Trust Fund—Milwaukee Drivers Health and Welfare Trust Fund	64	64	62
New York State Teamsters Health & Hospital Fund	89	87	89
Northern California General Teamsters (DELTA)	202	206	211
Northern New England Benefit Trust	82	83	87
Oregon / Teamster Employers Trust	68	69	70
Teamsters 170 Health & Welfare Fund	22	21	25
Teamsters Benefit Trust	59	57	58
Teamsters Local 175 & 505 Health and Welfare Fund	20	20	20
Teamsters Local 191 Health Fund	30	29	17
Teamsters Local 251 Health & Insurance Plan	22	22	26
Teamsters Local 638 Health Fund	74	73	70
Teamsters Local 639—Employers Health & Pension Trust Funds	35	36	38
Teamsters Local 671 Health Services & Insurance Plan	24	24	25
Teamsters Union 25 Health Services & Insurance Plan	73	73	75
Teamsters Western Region & Local 177 Health Care Plan	1,109	1,076	1,035
Truck Drivers and Helpers Local 355 Baltimore Area Health & Welfare Fund	21	23	23
Utah-Idaho Teamsters Security Fund	53	54	54
Washington Teamsters Welfare Trust	83	88	88
All Other Multiemployer Health and Welfare Plans	108	109	129
Total Contributions	$6,431	$6,268	$6,033

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
Balance as of January 1, 2023	$847	$492	$2,884	$4,223
Acquired	—	4	723	727
Impairments	—	—	(125)	(125)
Currency / Other	—	7	40	47
Balance as of December 31, 2023	$847	$503	$3,522	$4,872
Acquired	—	—	4	4
Divestiture	—	—	(495)	(495)
Currency / Other	—	(16)	(65)	(81)
Balance as of December 31, 2024	$847	$487	$2,966	$4,300
2024 Goodwill Activity
Goodwill acquired during 2024 was associated with our acquisition of certain locations of The UPS Store. It also reflects the 2024 completion of purchase accounting allocations from our 2023 acquisitions of MNX Global Logistics and Happy Returns, which are both reported within Supply Chain Solutions. In 2024, the decrease in goodwill balance is primarily due to the divestiture of our truckload brokerage business ("Coyote") within Supply Chain Solutions as discussed in note 8.
The remaining changes were due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
2023 Goodwill Activity
Goodwill acquired during 2023 was primarily associated with our acquisitions of MNX Global Logistics and Happy Returns, which are both reported within Supply Chain Solutions. It also reflects the 2023 completion of purchase accounting allocations from our 2022 acquisition of Bomi Group. During 2023, we recorded non-cash goodwill impairment charges of $125 million, comprised of: $56 million related to our Roadie reporting unit, $61 million related to our Delivery Solutions reporting unit, which represented all the goodwill associated with that reporting unit, and an immaterial charge resulting from the closure of a trade management services business within Supply Chain Solutions.
The remaining changes were due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
Goodwill Impairment
We complete our annual goodwill impairment test as of July 1 on a reporting unit basis. The results concluded that the fair values of our reporting units were in excess of their respective carrying values. Approximately $1.1 billion of our consolidated goodwill balance of $4.3 billion is represented by our Global Freight Forwarding, Roadie and Global Logistics and Distribution reporting units which, based on our annual impairment evaluation, are exhibiting a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods.
Based on our review of managerial realignments, which occurred as of October 1, 2024, we have determined that our MNX Global Logistics and Marken businesses are now within a single operating segment and, based on criteria in ASC Topic 350, also represent a single reporting unit. We performed impairment analyses as of October 1, 2024, reflective of our reporting unit structures before and after the reporting unit change, and did not identify any impairment of goodwill in connection therewith.
We did not record any goodwill impairment charges in the years ended December 31, 2024 or 2022. In 2023, we recorded non-cash goodwill impairment charges of $125 million, as described above.
Cumulatively, we have recorded $1.2 billion of goodwill impairment charges in Supply Chain Solutions, while our International and U.S. Domestic Package segments have not recorded any goodwill impairment charges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
The following is a summary of intangible assets as of December 31, 2024 and 2023 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
December 31, 2024
Capitalized software	$6,088	$(4,159)	$1,929	6.9
Licenses	30	(12)	18	4.1
Franchise rights	348	(55)	293	20.0
Customer relationships	677	(206)	471	13.6
Trade name	109	(26)	83	10.2
Trademarks, patents and other	369	(103)	266	7.5
Amortizable intangible assets	$7,621	$(4,561)	$3,060	8.2
Indefinite-lived intangible assets	4	—	4
Total Intangible Assets	$7,625	$(4,561)	$3,064
December 31, 2023
Capitalized software	$5,839	$(3,900)	$1,939
Licenses	30	(7)	23
Franchise rights	291	(49)	242
Customer relationships	1,115	(516)	599
Trade name	172	(30)	142
Trademarks, patents and other	320	(53)	267
Amortizable intangible assets	$7,767	$(4,555)	$3,212
Indefinite-lived intangible assets	93	—	93
Total Intangible Assets	$7,860	$(4,555)	$3,305
The table as of December 31, 2024 above excludes intangible assets associated with Coyote, which was divested during the third quarter of 2024 as discussed in note 8. During 2023, we recorded an impairment of $111 million related to the Coyote trade name within Other expenses in our statements of consolidated income. We did not record any impairments of indefinite-lived intangibles during 2024.
As of December 31, 2024, we do not have material indefinite-lived intangible assets. All of our other recorded intangible assets are deemed to be finite-lived and are amortized over their estimated useful lives. Impairment tests for these assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. Additionally, a decision to sell or abandon an intangible asset before the end of its useful life may result in an impairment charge. Impairments of finite-lived intangible assets were $71, $8 and $17 million in 2024, 2023, and 2022, respectively, and were recorded within Other expenses in our statements of consolidated income. For the year ended December 31, 2024, these charges represented trade name and capitalized software license impairments.
Amortization of intangible assets was $648, $597 and $525 million in each of 2024, 2023 and 2022, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2024 for the next five years is as follows (in millions): 2025—$633; 2026—$556; 2027—$479; 2028—$398; 2029—$296. Amortization expense in future periods will be affected by business acquisitions and divestitures, software development, licensing agreements, purchases of development areas or similar franchise rights and other factors.
As a result of our strategic actions under our Efficiency Reimagined initiatives, we are reviewing our software application infrastructure and expect that, as result of this review, it is reasonably possible that revisions to the useful lives of certain finite-lived intangible assets or early retirements will occur in future periods. See further discussion in note 18.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. ACQUISITIONS & DISPOSITIONS
During 2024, the aggregate purchase price for acquisitions was $71 million, net of cash acquired, which primarily related to the acquisition of franchise development areas for The UPS Store, which are recorded as intangible assets within Supply Chain Solutions.
On September 16, 2024, we completed the divestiture of Coyote, for net proceeds of $1.002 billion. These proceeds are recognized within Proceeds from disposal of businesses, property, plant and equipment in the statements of consolidated cash flows. In connection with the completion of this divestiture, we recorded a pre-tax gain of $156 million ($152 million after tax) for the year ended December 31, 2024. The gain was recognized within Other expenses in the statements of consolidated income. We reported Coyote within our Forwarding businesses in Supply Chain Solutions.
The following table summarizes the carrying values of the assets and liabilities divested (in millions):

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
In January 2025, we acquired Frigo-Trans and Biotech & Pharma Logistics, an industry-leading, complex healthcare logistics provider based in Germany, for approximately $440 million. The acquisition is expected to increase our complex cold-chain logistics capabilities internationally.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2023, we acquired Happy Returns, a technology-focused company that provides innovative end-to-end returns services, and MNX Global Logistics, a global time-critical and temperature-sensitive logistics provider. These businesses are reported within Supply Chain Solutions.
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
The following table summarizes the final purchase price allocations (in millions):

2023
Cash and cash equivalents	$18
Accounts receivable	60
Other current assets	8
Property, Plant and Equipment	10
Operating Lease Right-Of-Use Assets	24
Goodwill	739
Intangible Assets(1)	554
Other Non-Current Assets	52
Accounts Payable and other current liabilities	(56)
Non-Current Operating Leases	(19)
Deferred Income Tax Liabilities	(43)
Total purchase price	$1,347
(1)    Includes $64 million for acquisitions of development areas for The UPS Store.
Goodwill recognized of approximately $739 million is attributable to expected synergies from future growth. We assigned $735 million of goodwill to Supply Chain Solutions and $4 million to our International Package segment. A portion of the goodwill acquired is deductible for income tax purposes.
Intangible assets acquired of approximately $554 million consist of $253 million of customer relationships (amortized over a weighted average of 15 years), $64 million of franchise rights (amortized over 20 years), $165 million of developed technology and software (amortized over a weighted average of 11 years), $45 million of trade names (amortized over a weighted average of 9 years) and $27 million of other intangible assets (amortized over a weighted average of 3 years). The carrying value of accounts receivable approximates fair value.
Acquisition-related costs in 2023 were approximately $12 million. These were expensed and included in Other expenses within our statement of consolidated income.

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
The following table summarizes the final purchase price allocations (in millions):

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
Acquisition-related costs in 2022 were approximately $25 million. These were expensed and included in Other expenses within the statement of consolidated income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations, as of December 31, 2024 and 2023 consists of the following (in millions):

	Principal		Carrying Value
	Amount	Maturity	2024	2023
Commercial paper	$—		$—	$2,172
Fixed Rate senior notes:
2.800% senior notes	—	2024	—	499
2.200% senior notes	—	2024	—	400
3.900% senior notes	1,000	2025	1,000	999
2.400% senior notes	500	2026	499	499
3.050% senior notes	1,000	2027	997	996
3.400% senior notes	750	2029	748	747
2.500% senior notes	400	2029	398	398
4.450% senior notes	750	2030	746	745
4.875% senior notes	900	2033	895	894
5.150% senior notes	900	2034	894	—
6.200% senior notes	1,500	2038	1,486	1,485
5.200% senior notes	500	2040	495	494
4.875% senior notes	500	2040	492	491
3.625% senior notes	375	2042	369	369
3.400% senior notes	500	2046	492	492
3.750% senior notes	1,150	2047	1,138	1,138
4.250% senior notes	750	2049	743	743
3.400% senior notes	700	2049	689	689
5.300% senior notes	1,250	2050	1,232	1,232
5.050% senior notes	1,100	2053	1,083	1,083
5.500% senior notes	1,100	2054	1,087	—
5.600% senior notes	600	2064	590	—
Floating rate senior notes:
Floating-rate senior notes	1,775	2049-2074	1,755	1,545

Debentures:
7.620% debentures	276	2030	279	280
Pound Sterling notes:
5.500% notes	84	2031	83	84
5.125% notes	572	2050	544	550
Euro Senior Notes:
1.625% notes	732	2025	731	774
1.000% notes	523	2028	521	551
1.500% notes	523	2032	521	551
Canadian Senior Notes:
2.125% notes	—	2024	—	566
Finance lease obligations (see Note 11)	455	2025-2118	455	472
Facility notes and bonds	320	2029-2045	320	320
Other debt	2	2025-2026	2	6
Total debt	$21,487		$21,284	$22,264
Less: current maturities			(1,838)	(3,348)
Long-term debt			$19,446	$18,916

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. There was no commercial paper outstanding as of December 31, 2024. The amount of commercial paper outstanding under these programs in 2025 is expected to fluctuate.
Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term debt in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.
Debt Repayments
On May 21, 2024, our 2..125% Canadian Dollar senior notes with a principal balance of C$750 million ($550 million) matured and were repaid in full.
On September 3, 2024, our 2.200% senior notes with a principal balance of $400 million matured and were repaid in full.
On November 11, 2024, our 2.800% senior notes with a principal balance of $500 million matured and were repaid in full.
Debt Issuances
On May 22, 2024 we issued three series of notes in the principal amounts of $900 million, $1.1 billion and $600 million. These notes bear interest at 5.150%, 5.500% and 5.600%, respectively, and mature on May 22, 2034, May 22, 2054 and May 22, 2064, respectively. Interest on the notes is payable semi-annually. Each series of notes is callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of scheduled payments of principal and interest, plus accrued and unpaid interest.
On May 28, 2024 we issued floating rate senior notes with a principal balance of $213 million. These notes bear interest at a rate equal to the compounded Secured Overnight Financing Rate ("SOFR") less 0.350% per year and mature on June 1, 2074. Interest on the notes is payable quarterly. These notes are callable at various times after 30 years at a stated percentage of par value and are redeemable at the option of the note holders at various times after one year at a stated percentage of par value.
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

Floating-Rate Senior Notes
We had floating-rate senior notes in the principal amount of $500 million that matured in 2023. These notes bore interest at three-month LIBOR plus a spread of 45 basis points. The average interest rate on these notes for 2023 was 5.32%.
Our outstanding floating-rate senior notes with principal amounts totaling $1.8 billion bear interest at either thirty-day, ninety-day or compounded SOFR, less a spread ranging from 4 to 35 basis points. These notes have maturities ranging from 2049 through 2074. Interest is payable monthly for notes maturing through 2053 and quarterly for notes maturing from 2064 through 2074.
The average interest rate on the outstanding floating-rate senior notes for 2024 and 2023 was 4.77% and 4.75%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and redeemable at the option of the note holders at various times after one year at a stated percentage of par value. We have classified these floating-rate senior notes as long-term liabilities in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.

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
Facility Notes and Bonds
We have entered into agreements with certain municipalities or related entities to finance the construction of, or improvements to, facilities that support our operations in the United States. These facilities are located around airport properties in Louisville, Kentucky; Dallas, Texas; and Philadelphia, Pennsylvania. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by these entities, as follows:
•Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, Kentucky. The bonds are due in January 2029 and bear interest at a variable rate that is payable monthly. The average interest rates for 2024 and 2023 were 3.28% and 3.31%, respectively.
•Bonds with a principal balance of $42 million issued by the Louisville Regional Airport Authority associated with our airfreight facility in Louisville, Kentucky. The bonds are due in November 2036 and bear interest at a variable rate that is payable monthly. The average interest rates for 2024 and 2023 were 3.21% and 3.29%, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Bonds with a principal balance of $29 million issued by the Dallas/Fort Worth International Airport Facility Improvement Corporation associated with our Dallas, Texas airport facilities. The bonds are due in May 2032 and bear interest at a variable rate that is payable quarterly. The average interest rates for 2024 and 2023 were 3.26% and 4.42%, respectively.
•Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, Pennsylvania airport facilities. These bonds are due in September 2045 and bear interest at a variable rate that is payable monthly. The average interest rates for 2024 and 2023 were 3.18% and 3.26%, respectively.
Contractual Commitments
The following table sets forth the aggregate annual principal payments on our long-term debt and our projected aggregate annual purchase commitments (in millions):

Year	Debt Principal	Purchase Commitments (1)
2025	$1,732	$2,925
2026	500	2,462
2027	1,000	701
2028	523	111
2029	1,150	7
After 2029	16,125	—
Total	$21,030	$6,206
(1)    Purchase commitments include estimates of future amounts yet to be recognized in our financial statements. In addition to the purchase commitments presented above, during the first quarter of 2025 we entered into an accelerated share repurchase agreement for $1.0 billion worth of shares to be completed during the first quarter of 2025 and an agreement to purchase certain services totaling approximately $400 million to be paid over 10 years, beginning in 2025. Purchase commitments entered into after December 31, 2024 are not reflected in the table above.
Purchase commitments represent contractual agreements for certain capital expenditures and pending acquisitions, that are legally binding, including contracts for aircraft, vehicles and facility construction projects. We are evaluating available financing alternatives with respect to our aircraft purchase commitments.
Sources of Credit
Letters of Credit
As of December 31, 2024, we had outstanding letters of credit totaling approximately $1.7 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances and, as of December 31, 2024, we had $1.8 billion of surety bonds written.
Revolving Credit Facilities
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion and expires on November 24, 2025. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of December 31, 2024 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one month interest period plus 1.00%, may be used at our discretion.
The second agreement provides revolving credit facilities of $2.0 billion and expires on November 25, 2029. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of December 31, 2024 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; and (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the credit ratings established by Standard & Poor's and Moody’s differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate. There were no amounts outstanding under our revolving credit facilities as of December 31, 2024.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of December 31, 2024 and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of December 31, 2024, 10% of net tangible assets is equivalent to $4.6 billion; however, we have no covered sale-leaseback transactions or secured indebtedness outstanding. We do not expect these covenants to have a material impact on our financial condition or liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $20.3 and $22.1 billion as of December 31, 2024 and 2023, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
In October 2022, Gratton v. United Parcel Service, Inc., was filed in the United States District Court for the Eastern District of Washington. Plaintiff sued UPS for various employment related claims. In the third quarter of 2024, the jury found in favor of the plaintiff only on his retaliation claim, awarding him $39.6 million in compensatory damages and $198 million in punitive damages. We have filed post-trial motions appealing the verdict as we believe a number of reversible errors have been committed entitling us to reverse the verdict substantially or in its entirety. In the fourth quarter of 2024, the punitive damage award was vacated in its entirety. In the first quarter of 2025, the court vacated the remainder of the jury’s verdict and granted our motion for a new trial. As of December 31, 2024, we had accrued an immaterial amount in our consolidated balance sheet in connection with this matter.
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
In October 2024, a securities class action, Savage v. United Parcel Service, Inc. et al, was filed in the United States District Court for the Northern District of Georgia, naming the Company and certain current and former officers as defendants. This matter has been dismissed.
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
As previously disclosed, the Securities and Exchange Commission (the "SEC") had investigated our controls and practices surrounding impairment analyses in connection with the divestiture of UPS Freight in April 2021. Such analysis led to a non-cash goodwill impairment charge being recorded during the quarter ended December 31, 2020. In March 2024, the SEC staff informed the Company that it disagreed with the timing of the impairment. The Company reached a negotiated resolution with the SEC, without admitting or denying the SEC’s findings. In connection therewith, the Company agreed to pay a civil penalty, and agreed to remedial actions, training and process changes, many of which have already been implemented. The resolution did not have a material effect on the Company’s financial condition, results of operations or liquidity.

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
The components of lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows (in millions):

	2024	2023	2022
Operating lease costs	$912	$860	$736
Finance lease costs:
Amortization of assets	$145	$119	$112
Interest on lease liabilities	23	18	14
Total finance lease costs	168	137	126
Variable lease costs	311	279	270
Short-term lease costs	1,079	1,166	1,499
Total lease costs(1)	$2,470	$2,442	$2,631
(1)    This table excludes sublease income for all periods presented as it was not material.
In addition to the lease costs disclosed in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. We recognized certain immaterial impairments, primarily within Supply Chain Solutions, for the years ended December 31, 2024, 2023 and 2022.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to leases and location within our consolidated balance sheets as of December 31, 2024 and 2023 are as follows (in millions, except lease term and discount rate):

	2024	2023
Operating Leases:
Operating lease right-of-use assets	$4,149	$4,308

Current maturities of operating leases	$733	$709
Non-current operating leases	3,635	3,756
Total operating lease obligations	$4,368	$4,465

Finance Leases:
Property, plant and equipment, net	$657	$856

Current maturities of long-term debt, commercial paper and finance leases	$104	$104
Long-term debt and finance leases	351	368
Total finance lease obligations	$455	$472

Weighted average remaining lease term (in years):
Operating leases	10.4	10.8
Finance leases	11.1	7.4

Weighted average discount rate:
Operating leases	3.50%	3.20%
Finance leases	3.84%	3.88%
Supplemental cash flow information related to leases for the years ended December 31, 2024 and 2023 is as follows (in millions):

	2024	2023
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$877	$835
Operating cash flows from finance leases	20	17
Financing cash flows from finance leases	136	126

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$740	$1,278
Finance leases	120	209

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future payments for lease obligations as of December 31, 2024 are as follows (in millions):

	Finance Leases	Operating Leases
2025	$115	$847
2026	87	765
2027	55	659
2028	47	504
2029	38	388
Thereafter	207	2,049
Total lease payments	549	5,212
Less: Imputed interest	(94)	(844)
Total lease obligations	455	4,368
Less: Current obligations	(104)	(733)
Long-term lease obligations	$351	$3,635
As of December 31, 2024, we had additional leases which have not commenced of $561 million. These leases will commence between 2025 and 2026 when we are granted access to the property, such as when we are able to begin constructing leasehold improvements or obtain a certificate of occupancy.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Non-Controlling Minority Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "UPS". Class A and B shares both have a $0.01 par value, and as of December 31, 2024, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of December 31, 2024, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling minority interests accounts for the years ended December 31, 2024, 2023 and 2022 (in millions, except per share amounts):

	2024		2023		2022
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of year	127	$2	134	$2	138	$2
Stock award plans	2	—	5	—	5	—
Common stock issuances	3	—	2	—	3	—
Conversions of class A to class B common stock	(11)	—	(14)	—	(12)	—
Class A shares issued at end of year	121	$2	127	$2	134	$2
Class B Common Stock:
Balance at beginning of year	726	$7	725	$7	732	$7
Common stock purchases	(4)	—	(13)	—	(19)	—
Conversions of class A to class B common stock	11	—	14	—	12	—
Class B shares issued at end of year	733	$7	726	$7	725	$7
Additional Paid-In Capital:
Balance at beginning of year		$—		$—		$1,343
Stock award plans		(77)		425		624
Common stock purchases		(212)		(882)		(2,462)
Common stock issuances		425		467		495
Other (1)		—		(10)		—
Balance at end of year		$136		$—		$—
Retained Earnings:
Balance at beginning of year		$21,055		$21,326		$16,179
Net income attributable to controlling interests		5,782		6,708		11,548
Dividends ($6.52, $6.48 and $6.08 per share) (2)		(5,594)		(5,611)		(5,363)
Common stock purchases		(288)		(1,368)		(1,038)
Other (3)		(73)		—		—
Balance at end of year		$20,882		$21,055		$21,326
Non-Controlling Interests:
Balance at beginning of year		$8		$17		$16
Change in non-controlling interests		17		(9)		1
Balance at end of year		$25		$8		$17
(1)    Includes a 1% excise tax applicable to share repurchases.
(2)    The dividend per share amount is the same for both class A and class B common stock. Dividends include $195, $239 and $249 million for 2024, 2023 and 2022, respectively, that were settled in shares of class A common stock.
(3)    Includes adjustments related to certain stock-based awards.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We repurchased 3.9, 12.8 and 19.0 million shares of class B common stock for $500 million, $2.3 billion and $3.5 billion during the years ended December 31, 2024, 2023 and 2022, respectively. These repurchases were completed as follows:
•In August 2021, the Board of Directors authorized the company to repurchase up to $5.0 billion of class A and class B common stock (the "2021 Authorization"). The share repurchases discussed above for the year ended December 31, 2022 were completed under this authorization. For the year ended December 31, 2023, we repurchased 0.5 million shares of class B common stock for $82 million under this authorization.
•In January 2023, the Board of Directors terminated the 2021 Authorization and approved a new share repurchase authorization for $5.0 billion of class A and class B common stock (the "2023 Authorization"). The share repurchases discussed above for the year ended December 31, 2024 were completed under the 2023 Authorization. For the year ended December 31, 2023, we repurchased 12.3 million shares for $2.2 billion under the 2023 Authorization. As of December 31, 2024, we had $2.3 billion available under this repurchase authorization.
In February 2025, we entered into an accelerated share repurchase agreement for $1.0 billion worth of shares. This agreement is expected to settle in the first quarter of 2025. We do not anticipate further share repurchases in 2025.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 is as follows (in millions):

	2024	2023	2022
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of year	$(1,248)	$(1,446)	$(1,162)
Translation adjustment (net of tax effect of $(7), $(15) and $(17))	(338)	190	(315)
Reclassification to earnings (net of tax effect of $0, $0 and $2)	—	8	31
Balance at end of year	$(1,586)	$(1,248)	$(1,446)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of year	$(2)	$(11)	$(1)
Current period changes in fair value (net of tax effect of $0, $2 and $(3))	1	7	(12)
Reclassification to earnings (net of tax effect of $0, $1 and $1)	—	2	2
Balance at end of year	$(1)	$(2)	$(11)
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of year	$(76)	$167	$(17)
Current period changes in fair value (net of tax effect of $93, $(28) and $128)	296	(89)	407
Reclassification to earnings (net of tax effect of $(41), $(48) and $(70))	(129)	(154)	(223)
Balance at end of year	$91	$(76)	$167
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of year	$(2,432)	$(259)	$(2,098)
Net actuarial gain (loss) and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $(315), $(793) and $810)	(1,005)	(2,530)	2,576
Reclassification to earnings (net of tax effect of $195, $111 and $(230))	624	357	(737)
Balance at end of year	$(2,813)	$(2,432)	$(259)
Accumulated other comprehensive income (loss) at end of year	$(4,309)	$(3,758)	$(1,549)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from accumulated other comprehensive income (loss) to the statements of consolidated income for the years ended December 31, 2024, 2023 and 2022 is as follows (in millions):

	Amount Reclassified from AOCI			Affected Line Item in the Income Statement
	2024	2023	2022
Unrealized Gain (Loss) on Foreign Currency Translation:
Realized gain (loss) on business wind-down	$—	$(8)	$(33)	Other expenses
Income tax (expense) benefit	—	—	2	Income tax expense
Impact on net income	$—	$(8)	$(31)	Net income
Unrealized Gain (Loss) on Marketable Securities:
Realized gain (loss) on sale of securities	$—	$(3)	$(3)	Investment income (expense) and other
Income tax (expense) benefit	—	1	1	Income tax expense
Impact on net income	$—	$(2)	$(2)	Net income
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	$(5)	$(10)	$(10)	Interest expense
Foreign currency exchange contracts	176	213	304	Revenue
Foreign currency exchange contracts	(1)	(1)	(1)	Investment income (expense) and other
Income tax (expense) benefit	(41)	(48)	(70)	Income tax expense
Impact on net income	$129	$154	$223	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	$(154)	$(109)	$(94)	Investment income (expense) and other
Remeasurement of benefit obligation	(665)	(351)	1,027	Investment income (expense) and other
Curtailments and settlements of benefit obligations	—	(8)	34	Investment income (expense) and other
Income tax (expense) benefit	195	111	(230)	Income tax expense
Impact on net income	$(624)	$(357)	$737	Net income
Total amount reclassified for the year	$(495)	$(213)	$927	Net income

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
Activity in the deferred compensation program for the years ended December 31, 2024, 2023 and 2022 was as follows (in millions):

	2024		2023		2022
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Deferred Compensation Obligations:
Balance at beginning of year		$9		$13		$16
Reinvested dividends		1		—		2
Benefit payments		(3)		(4)		(5)
Balance at end of year		$7		$9		$13
Treasury Stock:
Balance at beginning of year	—	$(9)	—	$(13)	—	$(16)
Reinvested dividends	—	(1)	—	—	—	(2)
Benefit payments	—	3	—	4	—	5
Balance at end of year	—	$(7)	—	$(9)	—	$(13)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. STOCK-BASED COMPENSATION
In 2021, our shareholders approved our 2021 Omnibus Incentive Compensation Plan (the "Plan") under which we are authorized to issue non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock units ("RSUs"), and restricted performance shares and performance units ("RPUs", collectively with RSUs, "Restricted Units") underlying 25 million shares. Each award issued in the form of Restricted Units, stock options and other permitted awards reduces the share reserve by one share. We had 9 million shares available to be issued under the Plan as of December 31, 2024.
Our primary equity compensation programs are the UPS Long-Term Incentive Performance Award program (the "LTIP") and the UPS Stock Option program. We also grant Restricted Units to our Board of Directors (the "Board") as a component of their annual compensation and, from time to time, to individual employees as a retention mechanism. The awards issued under these programs are considered to be equity classified. The total expense recognized in our statements of consolidated income for these stock compensation programs during 2024, 2023 and 2022 was $24 million, $220 million and $1.6 billion, respectively. The associated income tax benefit (expense) recognized in our statements of consolidated income during 2024, 2023 and 2022 was $(18), $42 and $451 million, respectively. The cash income tax benefit received from the exercise of stock options and conversion of Restricted Units to class A shares during 2024, 2023 and 2022 was $110, $201 and $352 million, respectively.
We maintain the UPS Management Incentive Award Program (the "MIP") for certain management employees. Employees may elect to receive cash or unrestricted shares of class A common stock under the MIP. Substantially all MIP awards are settled in cash, based on participant elections.
We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of UPS class A common stock at a discount.
Management Incentive Award Program
Non-executive management eligibility under the MIP is determined annually by the executive officers of UPS. Executive officer eligibility is determined annually by the Compensation and Human Capital Committee of the Board (the "Compensation Committee"). The MIP is an incentive-based compensation program, with awards based on annual Company performance. Beginning 2023, MIP awards are paid in cash, unless a participant elects to receive all or a portion of the award in unrestricted shares of class A common stock. As of December 31, 2024, the MIP was classified as a compensation obligation within Accrued wages and withholdings in our consolidated balance sheets.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the change in non-vested Restricted Units under our equity compensation programs other than the LTIP (defined below) in 2024:

	Restricted Units (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2024	58	$176.68
Vested	(83)	169.01
Granted	14	147.22
Reinvested dividends	41	N/A
Forfeited / Expired	(5)	154.27
Non-vested as of December 31, 2024	25	$177.76
The fair value of these Restricted Units is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of Restricted Units, other than awards granted under the LTIP, which are discussed below, granted during 2024, 2023 and 2022 was $147.22, $185.66 and $223.72, respectively. The total fair value of these RPUs vested was $11 million, $1.1 billion and $923 million in 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $3 million of total unrecognized compensation cost related to non-vested Restricted Units, other than awards granted under the LTIP, which are discussed below. That cost is expected to be recognized over a weighted-average period of two years.
Long-Term Incentive Performance Award Program ("LTIP")
LTIP RPUs vest at the end of a three-year performance period, assuming continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The number of RPUs earned is based on achievement of performance targets established on the grant date.
LTIP awards have performance targets that are equally weighted between adjusted earnings per share and adjusted cumulative free cash flow. The final number of RPUs earned is then subject to adjustment based on RTSR relative to the Standard & Poor's 500 Index. We determine the grant date fair value of these RPUs using a Monte Carlo model and recognize compensation expense (less estimated forfeitures) ratably over the vesting period, based on the number of awards expected to be earned.
The weighted-average assumptions used in our Monte Carlo models for each award year were as follows:

	2024	2023	2022
Risk-free interest rate	4.43%	3.89%	2.35%
Expected volatility	27.02%	30.23%	31.92%
Weighted-average fair value of units granted	$156.73	$198.78	$227.00
Share payout	101.92%	107.72%	107.37%
There is no expected dividend yield as units earn dividend equivalents.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows LTIP RPU activity during the year ended December 31, 2024:

	RPUs (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2024	1,268	$210.04
Vested	(296)	214.27
Granted	918	156.73
Reinvested dividends	90	N/A
Performance adjustments (1)	(320)	226.71
Forfeited / Expired	(259)	184.89
Non-vested as of December 31, 2024	1,401	$174.12
(1)    Represents the incremental performance adjustment to RPUs with a performance period ending in 2024, which vested during the year.
The fair value of each LTIP RPU is based on the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of LTIP RPUs granted during 2024, 2023 and 2022 was $156.73, $198.78 and $227.00, respectively. The total fair value of LTIP RPUs vested during 2024, 2023 and 2022 was $23, $111 and $239 million, respectively. As of December 31, 2024, there was $104 million of total unrecognized compensation cost related to non-vested LTIP RPUs. That cost is expected to be recognized over a weighted-average period of one year and ten months.
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
The following table provides an analysis of activity during 2024 relating to options to purchase shares of class A common stock:

	Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2024	1,382	$127.91
Exercised	(34)	99.69
Granted	153	154.76
Forfeited / Expired	(49)	N/A
Outstanding as of December 31, 2024	1,452	$130.08	5.08	$19
Options Vested and Expected to Vest	1,452	$130.08	5.08	$19
Exercisable as of December 31, 2024	1,128	$119.92	4.26	$18
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used by year, and the calculated weighted-average fair values of options, are as follows:

	2024	2023	2022
Expected dividend yield	3.96%	3.54%	2.35%
Risk-free interest rate	4.25%	3.70%	2.39%
Expected life in years	6.13	5.93	7.50
Expected volatility	28.94%	28.31%	25.04%
Weighted-average fair value of options granted	$34.76	$41.08	$48.45

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
We received cash of $3, $20 and $14 million during 2024, 2023 and 2022, respectively, from option holders resulting from the exercise of stock options. The total intrinsic value of options exercised during 2024, 2023 and 2022 was $2, $15 and $20 million, respectively. As of December 31, 2024, there was $3 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted-average period of three years and five months.
Discounted Employee Stock Purchase Plan
We maintain an employee stock purchase plan for all eligible employees. Under this plan, shares of UPS class A common stock may be purchased at quarterly intervals at 95% of the NYSE closing price of UPS class B common stock on the last day of each quarterly period. Employees purchased 0.8, 0.7 and 0.6 million shares at average prices of $130.14, $162.34 and $180.80 per share, during 2024, 2023 and 2022, respectively. This plan is not considered to be compensatory, and therefore no compensation cost is incurred for the employees’ purchase rights.

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
During the quarter ended December 31, 2024, based on a change in our management reporting structure, we began presenting our U.S. air cargo product within our U.S. Domestic Package segment. This activity was previously reported within Supply Chain Solutions. This change aligns with how our chief operating decision maker reviews operating results to assess performance and allocate resources. Prior periods have been recast to conform to current year presentation with no changes to consolidated results.
International Package
International Package operations include delivery to more than 200 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or destination outside the United States. Our International Package reporting segment includes the aggregation of our operations in Europe, the Indian sub-continent, Middle East and Africa (together "EMEA"), Canada and Latin America (together "Americas") and Asia.
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
Segment information
We consider our Chief Executive Officer to be our chief operating decision maker ("CODM"). The CODM is responsible for setting the Company's strategic direction, managing overall operations, and is the main point of communication between the board of directors and key operational personnel within the organization.
The CODM utilizes operating profit as a primary measure of segment performance because it reflects the underlying business performance and provides the CODM with a basis for making resource allocation decisions. Operating profit is defined as income before investment income (expense) and other, interest expense and income tax expense. Operating profit is considered to be a primary measure of segment performance.
The CODM regularly reviews segment level expense details which include compensation, benefits and purchased transportation expenses when assessing operating segment performance. Compensation and benefits are separately assessed for Domestic Package whereas these categories are assessed together for International Package. These categories are the primary segment expenses used by the CODM to assesses segment performance.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the years ended December 31, 2024, 2023 and 2022 is as follows (in millions):

Year ended December 31, 2024	U.S. Domestic	International	Total
Revenue	$60,376	$17,960	$78,336
Reconciliation of revenue:
Other revenues(2)			12,734
Total consolidated			$91,070
Less:
Compensation and benefits		3,783
Compensation	20,839
Benefits	16,862
Purchased transportation	2,466	3,447
Other segment items(1)	15,864	7,539
Segment Operating profit/(loss)	$4,345	$3,191	$7,536
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$932
Other pension income (expense)			(396)
Investment income (expense) and other			236
Interest expense			(866)
Income Before Income Taxes			$7,442

Other Segment Disclosures:
Segment assets	$38,657	$18,300	$56,957
Other assets(2)			9,850
Unallocated assets			3,263
Consolidated Assets			$70,070

Depreciation and amortization(3)	$2,470	$777	$3,247
Other depreciation and amortization(2)			362
Consolidated Depreciation and Amortization			$3,609
(1) Other segment items for each reportable segment include repairs and maintenance, depreciation and amortization, fuel, other occupancy, allocated costs for our air network, information service, and general and administrative service expenses.
(2) Revenue, Operating profit/(loss), Assets, and Depreciation and Amortization from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions. These operating segments include our Forwarding, Logistics, Digital, and Other businesses.
(3) The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions. These totals are presented after applying activity based costing methods to allocate expenses between segments as noted above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2023	U.S. Domestic	International	Total
Revenue	$60,205	$17,831	$78,036
Reconciliation of revenue:
Other revenues(2)			12,922
Total consolidated			$90,958
Less:
Compensation and benefits		3,794
Compensation	19,818
Benefits	16,859
Purchased transportation	2,555	3,391
Other segment items(1)	15,817	7,415
Segment Operating profit/(loss)	$5,156	$3,231	$8,387
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$754
Other pension income (expense)			(95)
Investment income (expense) and other			314
Interest expense			(787)
Income Before Income Taxes			$8,573

Other Segment Disclosures:
Segment assets	$38,368	$17,587	$55,955
Other assets(2)			11,245
Unallocated assets			3,657
Consolidated Assets			$70,857

Depreciation and amortization(3)	$2,290	$742	$3,032
Other depreciation and amortization(2)			334
Consolidated Depreciation and Amortization			$3,366
(1) Other segment items for each reportable segment include repairs and maintenance, depreciation and amortization, fuel, other occupancy, allocated costs for our air network, information service, and general and administrative service expenses.
(2) Revenue, Operating profit/(loss), Assets, and Depreciation and Amortization from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions. These operating segments include our Forwarding, Logistics, Digital, and Other businesses.
(3) The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions. These totals are presented after applying activity based costing methods to allocate expenses between segments as noted above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2022	U.S. Domestic	International	Total
Revenue	$64,611	$19,698	$84,309
Reconciliation of revenue:
Other revenues(2)			16,029
Total consolidated			$100,338
Less:
Compensation and benefits		3,890
Compensation	20,488
Benefits	16,603
Purchased transportation	3,333	3,773
Other segment items(1)	17,036	7,709
Segment Operating profit/(loss)	$7,151	$4,326	$11,477
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$1,617
Other pension income (expense)			2,251
Investment income (expense) and other			184
Interest expense			(704)
Income Before Income Taxes			$14,825

Other Segment Disclosures:
Segment assets	$38,303	$17,670	$55,973
Other assets(2)			10,407
Unallocated assets			4,744
Consolidated Assets			$71,124

Depreciation and amortization(3)	$2,173	$761	$2,934
Other depreciation and amortization(2)			254
Consolidated Depreciation and Amortization			$3,188
(1) Other segment items for each reportable segment include repairs and maintenance, depreciation and amortization, fuel, other occupancy, allocated costs for our air network, information service, and general and administrative service expenses.
(2) Revenue, Operating profit/(loss), Assets, and Depreciation and Amortization from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions. These operating segments include our Forwarding, Logistics, Digital, and Other businesses.
(3) The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions. These totals are presented after applying activity based costing methods to allocate expenses between segments as noted above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by product type for the years ended 2024, 2023 and 2022 is provided in note 2, Revenue Recognition.
Geographic information for the years ended December 31, 2024, 2023 and 2022 is as follows (in millions):

	2024	2023	2022
United States:
Revenue	$70,389	$71,749	$78,110
Long-lived assets	$33,173	$33,301	$32,002
International:
Revenue	$20,681	$19,209	$22,228
Long-lived assets	$13,304	$13,687	$12,991
Consolidated:
Revenue	$91,070	$90,958	$100,338
Long-lived assets	$46,477	$46,988	$44,993
Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill and intangible assets.
No countries outside of the United States accounted for 10% or more of consolidated revenue for the years ended December 31, 2024, 2023 or 2022. For the years ended December 31, 2024, 2023 and 2022, Amazon.com, Inc. and its affiliates ("Amazon") represented 11.8%, 11.8%, and 11.3% of our consolidated revenues, respectively. Substantially all of this revenue was attributed to U.S. Domestic Package. Amazon accounted for approximately 12.8%, 15.8%, and 15.5% of Accounts receivable, net, included within our consolidated balance sheets as of December 31, 2024, 2023 and 2022, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES
The income tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022 consists of the following (in millions):

	2024	2023	2022
Current:
U.S. Federal	$1,093	$1,012	$2,006
U.S. State and Local	172	195	273
Non-U.S.	410	459	467
Total Current	1,675	1,666	2,746
Deferred:
U.S. Federal	38	150	296
U.S. State and Local	(30)	20	136
Non-U.S.	(23)	29	99
Total Deferred	(15)	199	531
Total Income Tax Expense	$1,660	$1,865	$3,277
Income before income taxes includes the following components (in millions):

	2024	2023	2022
United States	$5,839	$6,246	$12,276
Non-U.S.	1,603	2,327	2,549
Total Income Before Income Taxes	$7,442	$8,573	$14,825
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended 2024, 2023 and 2022 consists of the following:

	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
U.S. state and local income taxes (net of federal benefit)	1.8	1.9	2.0
Non-U.S. tax rate differential	—	(0.6)	0.1
FDII and GILTI, net(1)	(1.2)	(0.9)	(0.7)
U.S. federal tax credits	(0.8)	(0.7)	(0.5)
Goodwill and other asset impairments	—	0.1	—
Net uncertain tax positions	0.2	(0.5)	0.4
Other	1.3	1.5	(0.2)
Effective income tax rate	22.3%	21.8%	22.1%
(1)    Foreign-Derived Intangible Income ("FDII") and Global Intangible Low-Taxed Income ("GILTI")
Our effective tax rate is affected by recurring factors, such as statutory tax rates in the jurisdictions in which we operate and the relative amounts of taxable income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but may not be consistent from year to year.
Our effective tax rate was 22.3% in 2024, compared with 21.8% and 22.1% in 2023 and 2022, respectively, primarily due to the effects of the aforementioned recurring factors and the following discrete tax items.
2024 Discrete Items
We recognized an income tax benefit of $159 million related to pre-tax defined benefit pension and postretirement medical plan losses of $665 million. This income tax benefit was generated at a higher average tax rate than the 2024 U.S. federal statutory tax rate because it included the effect of U.S. state and local and foreign taxes.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded pre-tax transformation strategy costs of $322 million. As a result, we recorded an additional income tax benefit of $77 million. This income tax benefit was generated at a higher average tax rate than the 2024 U.S. federal statutory tax rate due to the effect of U.S. state and local and foreign taxes.
We recorded asset impairment charges of $108 million. As a result, we recorded an additional income tax benefit of $27 million. This income tax benefit was generated at a higher average tax rate than the 2024 U.S. federal statutory tax rate due to the effect of U.S. state and local and foreign taxes.
We recorded a pre-tax expense of $19 million in connection with a multi-employer pension plan withdrawal. As a result, we recorded an income tax benefit of $5 million. This income tax benefit was generated at a higher average tax rate than the 2024 U.S. federal statutory tax rate due to the effect of U.S. state and local taxes.
We recorded a pre-tax gain of $156 million related to the divestiture of Coyote. As a result, we recorded additional income tax expense of $4 million. This income tax expense was generated at a lower average tax rate than the 2024 U.S. federal statutory tax rate due to the disposition generating capital losses for tax purposes that were not expected to be realized.
As we discussed in note 10, we paid $45 million in connection with the settlement of a regulatory matter with the SEC. We did not record any additional income tax benefit related to these expenses, which were not deductible for tax purposes.
We recorded pre-tax expense of $94 million in connection with a one-time payment for an international regulatory matter. We did not record any additional income tax benefit related to these expenses which are not deductible for tax purposes.
The recognition of excess tax benefits and deficiencies related to share-based compensation in income tax expense resulted in a net tax expense of $22 million and increased our effective tax rate by 0.3%.
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
Other Items
Beginning in 2012, we were granted a tax incentive for certain of our non-U.S. operations. In 2022, the tax incentive was renegotiated and extended through December 31, 2026. The tax incentive is conditional upon our meeting specific employment and investment thresholds. We have applied to exit this incentive effective January 1, 2025. The impact of this tax incentive decreased non-U.S. tax expense by $24, $15 and $47 million (increased diluted earnings per share by $0.03, $0.02 and $0.05) for 2024, 2023 and 2022, respectively.
Deferred income tax assets and liabilities are comprised of the following as of December 31, 2024 and 2023 (in millions):

	2024	2023
Fixed assets and capitalized software	$(5,914)	$(5,974)
Operating lease right-of-use assets	(943)	(1,017)
Other	(612)	(605)
Deferred tax liabilities	(7,469)	(7,596)

Pension and postretirement benefits	1,474	1,304
Loss and credit carryforwards	308	232
Insurance reserves	646	626
Accrued employee compensation	352	354
Operating lease liabilities	1,021	1,073
Other	367	480
Deferred tax assets	4,168	4,069
Deferred tax assets valuation allowance	(182)	(119)
Deferred tax asset (net of valuation allowance)	3,986	3,950

Net deferred tax asset (liability)	$(3,483)	$(3,646)

Amounts recognized in our consolidated balance sheets:
Deferred tax assets	$112	$126
Deferred tax liabilities	(3,595)	(3,772)
Net deferred tax asset (liability)	$(3,483)	$(3,646)
The valuation allowance increased by $63 million, decreased by $4 million and increased by $1 million during the years ended December 31, 2024, 2023 and 2022, respectively.
We have a U.S. federal capital loss carryforward of $409 million as of December 31, 2024, $133 million of which expires on December 31, 2026, $49 million of which expires on December 31, 2027 and the remainder of which expires on December 31, 2029.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, we have U.S. state and local operating loss and credit carryforwards as follows (in millions):

	2024	2023
U.S. state and local operating loss carryforwards	$1,043	$762
U.S. state and local credit carryforwards	$47	$48
The U.S. state and local operating loss carryforwards and credits will begin to expire on various dates ranging from 2025 to indefinitely. We also have non-U.S. loss carryforwards of $475 million as of December 31, 2024, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain U.S. federal, state and non-U.S. carryforwards due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions and other limitations.
Undistributed earnings and profits ("E&P") of our foreign subsidiaries amounted to $4.8 billion as of December 31, 2024. Currently, $310 million of the undistributed E&P of our foreign subsidiaries is considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. state and local taxes and withholding taxes payable in various jurisdictions. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation.
In December 2017, the United States enacted into law the Tax Cuts and Jobs Act (the "Tax Act"), requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. We elected to pay the tax over eight years based on an installment schedule outlined in the Tax Act. The remaining liability of $62 million is reflected in current and non-current liabilities in our consolidated balance sheets based on the timing of payment. This balance will be paid in 2025 and 2026.
Additionally, the Organization for Economic Co-operation and Development ("OECD") has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two or the minimum tax directive. Many aspects of the minimum tax directive became effective beginning in 2024, with certain remaining impacts to be effective beginning in 2025. While it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation, to implement the minimum tax directive. While we do not currently expect the minimum tax directive to have a material impact on our effective tax rate, our analysis is ongoing as the OECD continues to release additional guidance and countries implement legislation. To the extent additional changes take place in the countries in which we operate, it is possible that these legislative changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to our uncertain tax positions (in millions):

	Tax	Interest	Penalties
Balance as of January 1, 2022	$480	$78	$2
Additions for tax positions of the current year	56	—	—
Additions for tax positions of prior years	25	30	2
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(9)	(1)	—
Settlements during the period	(10)	(1)	—
Lapses of applicable statute of limitations	(9)	(2)	—
Balance as of December 31, 2022	533	104	4
Additions for tax positions of the current year	26	—	—
Additions for tax positions of prior years	147	37	1
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(164)	(24)	(1)
Settlements during the period	(47)	(9)	—
Lapses of applicable statute of limitations	(3)	—	—
Balance as of December 31, 2023	492	108	4
Additions for tax positions of the current year	33	—	—
Additions for tax positions of prior years	52	33	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(81)	(11)	(1)
Settlements during the period	(33)	(5)	—
Lapses of applicable statute of limitations	(16)	(3)	—
Balance as of December 31, 2024	$447	$122	$3
The total amount of gross uncertain tax positions as of December 31, 2024, 2023, and 2022 that, if recognized, would affect the effective tax rate was $430, $492, and $533 million, respectively. Our continuing policy is to recognize interest and penalties associated with income tax matters as a component of income tax expense.
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
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	2024	2023	2022
Numerator:
Net income attributable to common shareowners	$5,782	$6,708	$11,548
Denominator:
Weighted-average shares	854	855	868
Deferred compensation obligations	—	—	—
Vested portion of restricted shares	1	4	3
Denominator for basic earnings per share	855	859	871
Effect of Dilutive Securities:
Restricted performance units and contingent shares(1)	1	1	3
Stock options	—	—	1
Denominator for diluted earnings per share	856	860	875
Basic Earnings Per Share	$6.76	$7.81	$13.26
Diluted Earnings Per Share	$6.75	$7.80	$13.20
(1)     Contingent shares relate to MIP awards that may be settled in cash or Class A common stock at the employees' election - see note 13.
Diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 exclude the effect of 0.5, 0.3 and 0.1 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
Credit Risk Management
The forward contracts, swaps and options discussed below contain an element of risk that the counterparties may be unable to meet the terms of the agreements. We seek to minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines. We may further manage credit risk through the use of bilateral collateral provisions and/or early termination rights utilizing master netting arrangements, whereby cash is exchanged based on the net fair value of derivatives associated with each counterparty when positions exceed certain amounts. During 2024, the terms of these arrangements were revised to include a threshold of $250 million.
As of December 31, 2024, we did not hold any cash collateral. As of December 31, 2023, we held cash collateral of $103 million under these agreements. Collateral is included in Cash and cash equivalents in our consolidated balance sheets and is unrestricted. As of December 31, 2024, no collateral was required to be posted with our counterparties. As of December 31, 2023, we were required to post $13 million of collateral with our counterparties.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of December 31, 2024 and 2023, the notional amounts of our outstanding derivative positions were as follows (in millions):

		2024	2023
Currency hedges:
Euro	EUR	3,222	4,408
British Pound Sterling	GBP	536	663
Canadian Dollar	CAD	1,623	1,550
Hong Kong Dollar	HKD	4,160	1,822
Chinese Renminbi	CNH	6,065	—
As of December 31, 2024 and 2023, we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in our consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in our consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in our consolidated balance sheets had we elected to apply the right of offset as of December 31, 2024 and 2023 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		2024	2023	2024	2023
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$157	$95	$152	$73
Foreign currency exchange contracts	Other non-current assets	Level 2	134	63	131	19
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	—	—	—	—
Total Asset Derivatives			$291	$158	$283	$92

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		2024	2023	2024	2023
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$5	$26	$—	$4
Foreign currency exchange contracts	Other non-current liabilities	Level 2	3	65	—	21
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	—	1	—	1
Total Liability Derivatives			$8	$92	$—	$26
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in our consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of December 31, 2024 and 2023 (in millions):

	2024		2023
Line Item in our Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
Long-term debt and finance leases	$279	$4	$280	$4
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains and (losses) that have been recognized in the statements of consolidated income for fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges for the years ended December 31, 2024 and 2023 (in millions):

	2024			2023
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income (Expense) and Other	Revenue	Interest Expense	Investment Income (Expense) and Other
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(5)	—	—	(10)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	176	—	(1)	213	—	(1)
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$176	$(5)	$(1)	$213	$(10)	$(1)
The following table indicates the amount of gains and (losses) that have been recognized in AOCI for the years ended December 31, 2024 and 2023 for those derivatives designated as cash flow hedges (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2024	2023
Interest rate contracts	$—	$(1)
Foreign currency exchange contracts	389	(116)
Total	$389	$(117)
As of December 31, 2024, there were $146 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending December 31, 2025. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 3 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains and (losses) that have been recognized in AOCI within foreign currency translation adjustment for the years ended December 31, 2024 and 2023 for those instruments designated as net investment hedges (in millions):

Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2024	2023
Foreign denominated debt	$127	$(119)
Total	$127	$(119)
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
Amounts recorded in the statements of consolidated income related to fair value changes and settlements of interest rate swaps and foreign currency forward contracts not designated as hedges for the years ended December 31, 2024 and 2023 (in millions) were as follows:

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2024	2023
Foreign currency exchange contracts	Investment income (expense) and other	$(1)	$(7)
Total		$(1)	$(7)

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
The table below presents transformation strategy costs for the years ended December 31, 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Compensation and benefits	$213	$337	$46
Total other expenses	109	98	132
Total Transformation Strategy Costs	$322	$435	$178

Income Tax Benefit from Transformation Strategy Costs	(77)	(102)	(36)
After-Tax Transformation Strategy Costs	$245	$333	$142
Compensation and benefit costs under these programs are primarily related to severance costs incurred in conjunction with reductions in our workforce. We are primarily accounting for these separations under ASC Topic 712 as they have been, or will be, carried out under a plan which provides a contractual termination benefit to impacted employees. The nature of our separation initiatives has resulted in a relatively short period of time, typically less than one year, between the point at which the separation meets the criteria for recognition as an accrual and the point at which the separation is completed.
Other expenses incurred in furtherance of our transformation strategy have been primarily related to fees paid to third-party service providers that supported modernization of our corporate support functions, assisted in our strategic reviews and contributed to our financial systems transition and healthcare strategy.
The income tax effects of Transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.
Transformation strategy costs during the periods presented related to our Transformation 2.0, Fit to Serve and Network reconfiguration and Efficiency Reimagined programs. Total costs by program are shown in the table below for the years ended December 31, 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Transformation Strategy Costs:
Transformation 1.0	$—	$13	$50

Transformation 2.0
Spans and layers	—	86	4
Business portfolio review	29	84	80
Financial systems	54	36	33
Other initiatives	—	4	11
Transformation 2.0 total	83	210	128

Fit to Serve	204	212	—

Network Reconfiguration and Efficiency Reimagined	35	—	—

Total Transformation Strategy Costs	$322	$435	$178

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transformation 1.0:
Transformation 1.0 was a fundamental change in the Company’s operating model, moving certain functions from a decentralized operating model supported by disparate technology to a centralized model, leveraging third-party offshore resources to supplement our internal resources. The Company completed Transformation 1.0 in 2023.
Transformation 2.0:
Based on efficiencies gained as a part of Transformation 1.0, and in connection with changes in our executive leadership in 2020, we identified and reprioritized certain then-current and future investments, including investments in our workforce, portfolio of businesses and technology (such projects, collectively, “Transformation 2.0”). Specifically, we identified opportunities to reduce spans and layers of management, began a review of our business portfolio and identified opportunities to invest in certain technologies, including financial reporting and certain schedule, time and pay systems, to reduce global indirect operating costs, provide better visibility, and reduce reliance on legacy systems and coding languages. Our organizational structure review indicated an opportunity to realize initial savings of approximately $400 million with potential opportunities to save up to an additional $240 million through the reduction of spans and layers of management with an anticipation that these savings would be recurring. The business portfolio review was expanded in 2022. As a result thereof, we determined to exit certain businesses that were not aligned with our corporate strategy and determined to make new investments into certain businesses, including healthcare-focused businesses, better aligned to our strategic targets. In connection therewith, we incurred costs primarily consisting of outside professional fees related to these reviews and other costs related to these transactions. Lastly, our review of our systems and technologies identified certain areas of our business that were reliant on outdated technologies. Our reviews determined that continued use of these legacy technologies would likely increase maintenance costs and that investments into new technologies would enhance our ability to leverage our data and allow us to establish a more flexible system architecture. As of December 31, 2023, we substantially completed our initiatives to reduce spans and layers of management and achieved savings in line with our anticipated benefits. Our ongoing efforts under Transformation 2.0 include initiatives related to our financial systems and our business portfolio review. As of December 31, 2024, we have incurred $798 million of costs as part of Transformation 2.0. Transformation 2.0 initiatives are expected to conclude during 2025, with anticipated remaining costs of approximately $90 million primarily related to completion of our technology initiatives.
Fit to Serve
During 2023, we began our "Fit to Serve" initiative intended to right-size our business through a workforce reduction of approximately 14,000 positions, primarily within management, and create a more efficient operating model to enhance responsiveness to changing market dynamics.
Accruals for separation costs of $45 and $205 million within Fit to Serve were included in our consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively. Separations accrued as of December 31, 2023 have been substantially completed and we expect that amounts accrued as of December 31, 2024 will be paid through the first half of 2025. As of December 31, 2024, we have incurred total costs of $416 million and anticipate that we will incur additional costs of approximately $45 million under Fit to Serve. Fit to Serve is expected to conclude in 2025.
Network Reconfiguration and Efficiency Reimagined
In the first quarter of 2025, as previously disclosed we entered into an agreement in principle with our largest customer to significantly reduce the volume we deliver for them. We expect volume from this customer to decline to approximately 50% of year end 2024 levels by mid-2026. We are making a deliberate shift in our business to increase our focus on growing higher yielding volume. We expect that these actions will result in reduced revenues within our U.S. Domestic Package segment, as described below, during 2025 relative to 2024.
In conjunction therewith, as disclosed on January 30, 2025, we are beginning a network reconfiguration within the U.S. which is expected to lead to consolidations of our facilities and workforce as well as an end-to-end process redesign through 2027. This network reconfiguration, which is an expansion of our Network of the Future program, is expected to result in exit activities that could result in the closure of up to 10% of our buildings in 2025, a reduction in the size of our vehicle and aircraft fleets, and a decrease in the size of our workforce, which we expect will lead to additional expense. The costs directly associated with these activities are in addition to operational costs that we may incur. We are not yet able to determine the specific assets or extent of our workforce that will be impacted by our network redesign, the timing of those future changes or

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the associated charges we will incur and therefore are not currently able to provide an estimate of the total cost or the cost by period. We expect that impacted assets will remain in use during some or all of the periods of our network reconfiguration.
We expect to partially offset costs to complete our network reconfiguration through end-to-end process redesign carried out during our network reconfiguration through our Efficiency Reimagined initiatives. These initiatives are being undertaken to align our organizational processes to the operational changes expected to occur in our network reconfiguration and drive organizational efficiency. These initiatives are expected to yield approximately $1.0 billion in annualized savings beginning in 2025. We incurred related costs of $35 million for the three months ended December 31, 2024. We expect to incur related costs of approximately $300 to $400 million during 2025 and incremental costs in 2026 and 2027 to complete the program primarily associated with outside professional services and severance costs. Upon the completion of our network reconfiguration and Efficiency Reimagined initiatives, we expect to realize further benefits in subsequent periods from lower expense, including depreciation, compensation, benefit and other, as well as lower capital requirements.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
UPS management is responsible for establishing and maintaining adequate internal control over financial reporting for United Parcel Service, Inc. and its subsidiaries (the "Company"). Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed our internal control over financial reporting as effective as of December 31, 2024. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2024 and the related statements of consolidated income, consolidated comprehensive income and consolidated cash flows for the year ended December 31, 2024, has issued an attestation report on our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of
United Parcel Service, Inc.
Atlanta, Georgia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of United Parcel Service, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 18, 2025, expressed an unqualified opinion on those financial statements.
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
February 18, 2025

Item 9B.Other Information
Insider Trading Arrangements and Policies
None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
Carol B.Tomé Chief Executive Officer	68	Chief Executive Officer (2020 - present), Chief Financial Officer, The Home Depot, Inc. (2001 - 2019).
Norman M. Brothers, Jr. Executive Vice President; Chief Legal and Compliance Officer and Corporate Secretary	57	Chief Legal and Compliance Officer and Corporate Secretary (2020 - present), Senior Vice President, General Counsel and Corporate Secretary (2016 - 2020).
Nando Cesarone Executive Vice President; President, U.S.	53	President, U.S. (2020 - present), President, UPS International (2018 - 2020), Europe Region Manager (2016 - 2018).
Darrell Ford Executive Vice President; Chief Human Resources Officer	60	Chief Human Resources Officer (2021 - Present), Chief Human Resources Officer, DuPont (2018 - 2020), Chief Human Resources Officer, Xerox Corporation (2015 - 2018).
Matt Guffey Executive Vice President; Chief Commercial and Strategy Officer	46
Chief Commercial and Strategy Officer (2024 - present), Senior Vice President, Global Strategy (2020 - 2023), President, Corporate Strategy (2020), Marketing Department Manager (2019 - 2020), Product Senior Director (2016 - 2018).

Kate M. Gutmann Executive Vice President; President International, Healthcare and Supply Chain Solutions	56	President International, Healthcare and Supply Chain Solutions (2022 - present), Chief Sales and Solutions Officer, Executive Vice President, UPS Global Healthcare (2020 - 2022), Chief Sales and Solutions Officer; Senior Vice President The UPS Store and UPS Capital (2017 - 2019).
Bala Subramanian Executive Vice President; Chief Digital and Technology Officer	53	Chief Digital and Technology Officer (2022 - present), Chief Digital Officer, AT&T Inc. (2018 - 2022), Chief Digital Officer, Best Buy Co., Inc. (2017 - 2018).
Brian Dykes Executive Vice President; Chief Financial Officer	47
Chief Financial Officer (2024 - present), Senior Vice President, Global Finance and Planning (2023 – 2024), Senior Vice President, Treasury and Global Capital Markets (2020 – 2023), Vice President, Mergers & Acquisitions (2016 – 2020)

Information about our directors will be presented under the caption "Our Board of Directors" in our definitive proxy statement for our meeting of shareowners to be held on May 8, 2025 (the "Proxy Statement") and is incorporated herein by reference.
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
Information about our policies and procedures regarding insider trading will be presented in our Proxy Statement under the caption “Corporate Governance – Insider Trading Policy” and is incorporated by reference herein.

Item 11. Executive Compensation
Information about our board and executive compensation will be presented under the captions "Our Board of Directors - Director Compensation" and "Executive Compensation" in our Proxy Statement and is incorporated herein by reference.
Information about our policies and procedures regarding the timing of equity incentive awards in relation to the disclosure of material, non-public information will be presented in our Proxy Statement under the caption “Other Compensation and Governance Policies - Equity Grant Practices” and is incorporated by reference herein.

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

4.9	—	Indenture dated as of September 30, 2022, between UPS and Truist Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Form S-3 (File No.333-267664), filed on September 30, 2022).

4.10	—	Form of 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on January 15, 2008).

4.11	—	Form of 4.875% Senior Notes due November 15, 2040 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 12, 2010).

4.12	—	Form of 3.625% Senior Notes due October 1, 2042 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on September 27, 2012).

4.13	—	Form of Floating Rate Senior Notes due December 15, 2064 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on December 15, 2014).

4.14	—	Form of Floating Rate Senior Notes due September 15, 2065 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on September 17, 2015).

4.15	—	Form of 1.625% Senior Notes due November 15, 2025 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 20, 2015).

4.16	—	Form of Floating Rate Senior Notes due March 15, 2066 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on April 1, 2016).

4.17	—	Form of 2.40% Senior Notes Due November 2026 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on October 25, 2016).

4.18	—	Form of 3.40% Senior Notes Due November 2046 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on October 25, 2016).

4.19	—	Form of 1.00% Senior Notes Due November 2028 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on October 25, 2016).

4.20	—	Form of Floating Rate Senior Notes due March 15, 2067 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 31, 2017).

4.21	—	Form of 5.150% Senior Notes due 2034 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on May 22, 2024).

4.22	—	Form of 4.875% Senior Notes due 2033 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on February 27, 2023).

4.23	—	Form of 1.500% Senior Notes due November 15, 2032 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 13, 2017).

4.24	—	Form of 5.050% Notes due 2053 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on February 27, 2023).

4.25	—	Form of Floating Rate Senior Notes due 2073 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 7, 2023).

4.26	—	Form of 5.500% Senior Notes due 2054 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on May 22, 2024).

4.27	—	Form of 3.050% Senior Notes due November 15, 2027 (incorporated by reference to Exhibit 4.6 to Form 8-K, filed on November 14, 2017).

4.28	—	Form of 3.750% Senior Notes due November 15, 2047 (incorporated by reference to Exhibit 4.7 to Form 8-K, filed on November 14, 2017).

4.29	—	Form of Floating Rate Senior Notes due November 15, 2067 (incorporated by reference to Exhibit 4.8 to Form 8-K, filed on November 14, 2017).

4.30	—	Form of 3.400% Senior Notes due March 15, 2029 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 15, 2019).

4.31	—	Form of 4.250% Senior Notes due March 15, 2049 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on March 15, 2019).

4.32	—	Form of 5.600% Senior Notes due 2064 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on May 22, 2024).

4.33	—	Form of 2.500% Senior Notes due September 1, 2029 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on August 16, 2019).

4.34	—	Form of 3.400% Senior Notes due September 1, 2049 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on August 16, 2019).

4.35	—	Form of 3.900% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 25, 2020).

4.36	—	Form of 4.450% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 25, 2020).

4.37	—	Form of 5.200% Senior Notes due 2040 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 25, 2020).

4.38	—	Form of 5.300% Senior Notes due 2050 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on March 25, 2020).

4.39	—	Form of Floating Rate Senior Notes due 2074 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 28, 2024).

4.40	—	Description of Securities (incorporated by reference to Exhibit to Form 10-K for the year ended December 31, 2023).

10.1	—	UPS Retirement Plan Amendment and Restatement Effective January 1, 2014 (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 2014).*

10.1(a)	—	Amendment No. 1 to UPS Retirement Plan, as Amended and Restated, effective as of June 30, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2016).*

10.1(b)	—	Amendment Four to the Amended and Restated UPS Retirement Plan effective June 23, 2017 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on June 27, 2017).*

10.2	—	Amended and Restated UPS 401(k) Savings Plan, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 2022).*

10.3	—	Amended and Restated Restoration Savings Plan, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2022).*

10.4	—	Amendment One to the Amended and Restated UPS Excess Coordinating Benefit Plan effective June 23, 2017 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed on June 27, 2017).*

10.4(a)	—	UPS Excess Coordinating Benefit Plan, as Amended and Restated, effective as of January 1, 2012 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2012).*

10.5	—	United Parcel Service, Inc. 2012 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement, filed on March 12, 2012).*

10.5(a)	—	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).*

10.5(b)	—	UPS Stock Option Program Terms and Conditions effective as of January 1, 2012 (incorporated by reference to Exhibit 10.7(4) to the Form 10-K for the year ended December 31, 2011).*

10.6	—	Form of UPS Deferred Compensation Plan as Amended and Restated effective January 1, 2012 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2018).*

10.6(a)	—	Amendment No. 1 to Amended and Restated UPS Deferred Compensation Plan (incorporated by reference to Exhibit 10.7(1) to the Form 10-K for the year ended December 31, 2012).*

10.7	—	2015 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement filed on March 24, 2015).*

10.8	—	2018 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Definitive Proxy Statement filed on March 16, 2018).*

10.9	—	UPS Stock Option Program Amended and Restated Terms and Conditions effective November 8, 2018 (incorporated by reference to Exhibit 10.8(b) to Form 10-K for the year ended December 31, 2018).*

10.10	—
United Parcel Service, Inc. Key Employee Severance Plan, effective March 20, 2024 (incorporated by reference to Exhibit 10-1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*

10.11	—	Protective Covenant Agreement between UPS and Carol Tomé, dated March 11, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 13, 2020).*

10.12	—	Form of Protective Covenant Agreement between UPS and each of Nando Cesarone and Kate Gutmann (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2020).*

10.13	—
United Parcel Service, Inc. Management Incentive Program Amended and Restated Terms and Conditions, effective March 20, 2024 (incorporated by reference to Exhibit 10-2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*

10.14	—	Employment offer letter agreement between UPS and Bala Subramanian, dated May 24, 2022 (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2022).*

10.15	—	Protective Covenant Agreement between UPS and Bala Subramanian, dated May 24, 2022 (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2022).*

10.16	—
United Parcel Service, Inc. Long-Term Incentive Performance Program Amended and Restated Terms and Conditions, effective March 20, 2024 (incorporated by reference to Exhibit 10-3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*

10.17	—	Form of Separation Agreement and General Release between the Company and Brian Newman (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2024).*

10.18	—	United Parcel Service, Inc. 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the definitive proxy statement on Schedule 14A filed March 29, 2021).*

10.19	—
UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions, effective as of March 22, 2023 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2023).*

10.20	—
United Parcel Service, Inc. Stock Option Program Amended and Restated Terms and Conditions, effective March 20, 2024 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*

10.21	—	Amended and Restated UPS 401(k) Savings Plan, effective as of January 1, 2025

19	—	UPS Insider Trading Compliance Policy.

21	—	Subsidiaries.

23	—	Consent of Deloitte & Touche LLP.

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	—	UPS Incentive-Based Compensation Clawback Policy (incorporated by reference to Exhibit 97 to Form 10-K for the year ended December 31, 2023).

101	—
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in iXBRL (included as Exhibit 101).
__________________________

(1)	Filed in paper format.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United Parcel Service, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(REGISTRANT)

By:	/s/ CAROL B. TOMÉ
Carol B. Tomé
Chief Executive Officer (Principal Executive Officer)
Date: February 18, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CAROL B. TOMÉ	Chief Executive Officer	February 18, 2025
Carol B. Tomé	(Principal Executive Officer)

/s/ BRIAN DYKES	Executive Vice President and Chief Financial Officer	February 18, 2025
Brian Dykes	(Principal Financial and Accounting Officer)

/s/ RODNEY C. ADKINS	Director	February 18, 2025
Rodney C. Adkins

/s/ EVA C. BORATTO	Director	February 18, 2025
Eva C. Boratto

/s/ MICHAEL J. BURNS	Director	February 18, 2025
Michael J. Burns

/s/ WAYNE M. HEWETT	Director	February 18, 2025
Wayne M. Hewett

/s/ ANGELA HWANG	Director	February 18, 2025
Angela Hwang

/s/ KATE E. JOHNSON	Director	February 18, 2025
Kate E. Johnson

/s/ WILLIAM R. JOHNSON	Director	February 18, 2025
William R. Johnson

/s/ FRANCK J. MOISON	Director	February 18, 2025
Franck J. Moison

/s/ CHRISTIANA SMITH SHI	Director	February 18, 2025
Christiana Smith Shi

/s/ RUSSELL STOKES	Director	February 18, 2025
Russell Stokes

/s/ KEVIN M. WARSH	Director	February 18, 2025
Kevin M. Warsh