Form 10-Q
period 2025-03-31
UNITED PARCEL SERVICE INC
filed 2025-05-07
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 113,070,725 Class A shares, and 733,727,081 Class B shares, with a par value of $0.01 per share, outstanding at April 15, 2025.

PART I. FINANCIAL INFORMATION

Cautionary Statement About Forward-Looking Statements
This report, our Annual Report on Form 10-K for the year ended December 31, 2024 and our other filings with the Securities and Exchange Commission contain and in the future may contain "forward-looking statements." Statements other than those of current or historical fact, and all statements accompanied by terms such as "will," "believe," "project," "expect," "estimate," "assume," "intend," "anticipate," "target," "plan," and similar terms, are intended to be forward-looking statements.
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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: changes in general economic conditions in the U.S. or internationally, including as a result of changes in the global trade policy and new or increased tariffs; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; our ability to attract and retain qualified employees; strikes, work stoppages or slowdowns by our employees; increased or more complex physical or operational security requirements; a significant cybersecurity incident, or increased data protection regulations; our ability to maintain our brand image and corporate reputation; impacts from global climate change; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; exposure to changing economic, political, regulatory and social developments in international and emerging markets; our ability to realize the anticipated benefits from acquisitions, dispositions, joint ventures or strategic alliances; the effects of changing prices of energy, including gasoline, diesel, jet fuel and other fuels, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to accurately forecast our future capital investment needs; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; our ability to manage insurance and claims expenses; changes in business strategy, government regulations or economic or market conditions that may result in impairments of our assets; potential additional U.S. or international tax liabilities; increasingly stringent regulations related to climate change; potential claims or litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2024, and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.
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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2025 (unaudited) and December 31, 2024 (in millions)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$4,802	$6,112
Marketable securities	263	206
Accounts receivable	10,029	11,007
Less: Allowance for credit losses	(142)	(136)
Accounts receivable, net	9,887	10,871
Other current assets	2,138	2,121
Total Current Assets	17,090	19,310
Property, Plant and Equipment, Net	37,250	37,179
Operating Lease Right-Of-Use Assets	4,015	4,149
Goodwill	4,691	4,300
Intangible Assets, Net	3,301	3,064
Deferred Income Tax Assets	135	112
Other Non-Current Assets	1,984	1,956
Total Assets	$68,466	$70,070
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$1,858	$1,838
Current maturities of operating leases	720	733
Accounts payable	5,454	6,302
Accrued wages and withholdings	3,271	3,655
Self-insurance reserves	1,009	1,086
Accrued group welfare and retirement plan contributions	1,549	1,390
Income taxes payable	965	702
Other current liabilities	834	735
Total Current Liabilities	15,660	16,441
Long-Term Debt and Finance Leases	19,511	19,446
Non-Current Operating Leases	3,505	3,635
Pension and Postretirement Benefit Obligations	7,016	6,859
Deferred Income Tax Liabilities	3,598	3,595
Other Non-Current Liabilities	3,492	3,351
Shareowners' Equity:
Class A common stock (114 and 121 shares issued in 2025 and 2024, respectively)	2	2
Class B common stock (733 shares issued in 2025 and 2024)	7	7
Additional paid-in capital	—	136
Retained earnings	19,939	20,882
Accumulated other comprehensive loss	(4,288)	(4,309)
Deferred compensation obligations	4	7
Less: Treasury stock (0.1 shares in 2025 and 2024)	(4)	(7)
Total Equity for Controlling Interests	15,660	16,718
Noncontrolling interests	24	25
Total Shareowners' Equity	15,684	16,743
Total Liabilities and Shareowners' Equity	$68,466	$70,070

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$21,546	$21,706
Operating Expenses:
Compensation and benefits	11,827	11,639
Repairs and maintenance	732	718
Depreciation and amortization	912	898
Purchased transportation	2,730	3,246
Fuel	1,058	1,060
Other occupancy	607	564
Other expenses	2,014	1,968
Total Operating Expenses	19,880	20,093
Operating Profit	1,666	1,613
Other Income (Expense):
Investment income and other	79	118
Interest expense	(222)	(195)
Total Other Income (Expense)	(143)	(77)
Income Before Income Taxes	1,523	1,536
Income Tax Expense	336	423
Net Income	$1,187	$1,113
Basic Earnings Per Share	$1.40	$1.30
Diluted Earnings Per Share	$1.40	$1.30

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net Income	$1,187	$1,113
Change in foreign currency translation adjustment, net of tax	129	(125)
Change in unrealized gain (loss) on marketable securities, net of tax	1	(1)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(139)	73
Change in unrecognized pension and postretirement benefit costs, net of tax	30	30
Comprehensive Income	$1,208	$1,090

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$1,187	$1,113
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	912	898
Pension and postretirement benefit expense	257	259
Pension and postretirement benefit contributions	(67)	(50)
Self-insurance reserves	1	27
Deferred tax (benefit) expense	(40)	22
Stock compensation expense (benefit)	21	(27)
Other (gains) losses	22	129
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	960	1,492
Other assets	7	55
Accounts payable	(906)	(799)
Accrued wages and withholdings	(370)	12
Other liabilities	301	185
Other operating activities	33	—
Net cash from operating activities	2,318	3,316
Cash Flows From Investing Activities:
Capital expenditures	(876)	(1,035)
Proceeds from disposal of businesses, property, plant and equipment	65	13
Purchases of marketable securities	(90)	(50)
Sales and maturities of marketable securities	34	2,696
Acquisitions, net of cash acquired	(478)	(44)
Other investing activities	(10)	(14)
Net cash (used in) from investing activities	(1,355)	1,566
Cash Flows From Financing Activities:
Net change in short-term debt	—	(1,272)
Proceeds from long-term borrowings	25	—
Repayments of long-term borrowings	(32)	(926)
Purchases of common stock	(1,000)	—
Issuances of common stock	55	54
Dividends	(1,348)	(1,348)
Other financing activities	(13)	(174)
Net cash used in financing activities	(2,313)	(3,666)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	40	(48)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(1,310)	1,168
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	6,112	3,206
End of period	$4,802	$4,374

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2025, and our results of operations and cash flows for the three months ended March 31, 2025 and 2024. The results reported in these unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximated fair value as of March 31, 2025 and December 31, 2024. The fair values of our marketable securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short- and long-term debt in note 9 and our derivative instruments in note 15. We apply a fair value hierarchy (Levels 1, 2 and 3) when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3).
Certain investments that do not have a readily determinable fair value are measured at net asset value ("NAV") using NAV as a practical expedient, or an equivalent developed consistent with the measurement principles in Accounting Standards Codification ("ASC") Topic 820. Assets that are measured using NAV as a practical expedient are excluded from the fair value hierarchy. For further discussion on these investments, see note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Supplier Finance Programs
As part of our working capital management, certain financial institutions offer a Supply Chain Finance ("SCF") program to certain of our suppliers. During the three months ended March 31, 2025, there were no material changes to the SCF program described in note 1 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of March 31, 2025 and December 31, 2024, suppliers sold them $439 and $515 million, respectively, of our outstanding payment obligations.

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
In November 2023, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") on segment reporting, which required new disclosures, including significant segment expenses and additional qualitative information about how segment measures are used by management. The standard became effective for us beginning with our 2024 annual reporting. The adoption did not have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
In December 2023, the FASB issued an ASU to enhance tax-related disclosures. The standard became effective for us beginning in the first quarter of 2025 and in our annual reporting, it will require more standardized categories for tax rate reconciliation and additional detail for significant tax items. It also requires a breakdown of income taxes paid by jurisdiction exceeding 5% of total taxes and removes certain disclosure requirements for unremitted foreign earnings and uncertain tax positions. The adoption did not have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
Accounting Standards Issued But Not Yet Effective
In November 2024, the FASB issued an ASU on expense disaggregation disclosures, which will require tabular disclosure in the notes to financial statements for specific expense categories. The standard becomes effective for us beginning with our 2027 annual report and for interim and annual periods thereafter. This ASU provides for additional expense disclosures. We are evaluating the impact to the presentation of consolidated income statements, disclosures and internal controls and do not expect this ASU to have a significant impact on our consolidated financial position or cash flows.
Other accounting pronouncements issued before, but not effective until after, March 31, 2025, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

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
The vast majority of our contracts with customers are for transportation services that include only one performance obligation: the transportation services themselves. We generally recognize revenue over time, based on the extent of progress towards completion of the services in the contract. All of our major businesses act as a principal in their revenue arrangements and as such, we report revenue and the associated purchased transportation costs on a gross basis within our statements of consolidated income.
Disaggregation of Revenue

	Three Months Ended March 31,
	2025	2024
Revenue:
Next Day Air	$2,361	$2,316
Deferred	1,049	1,156
Ground	10,709	10,762
Cargo and Other	341	32
U.S. Domestic Package	14,460	14,266

Domestic	771	758
Export	3,444	3,350
Cargo and Other	158	148
International Package	4,373	4,256

Forwarding	726	1,280
Logistics	1,572	1,542
Other	415	362
Supply Chain Solutions	2,713	3,184

Consolidated revenue	$21,546	$21,706

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Liabilities
During the three months ended March 31, 2025, there were no material changes to our accounting policy for contract assets and liabilities described in note 2 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Contract assets and liabilities as of March 31, 2025 and December 31, 2024 were as follows (in millions):

	Balance Sheet Location	March 31, 2025	December 31, 2024
Contract Assets:
Revenue related to in-transit packages	Other current assets	$276	$307

Contract Liabilities:
Short-term advance payments from customers	Other current liabilities	$28	$13
Long-term advance payments from customers	Other non-current liabilities	$46	$27
Accounts Receivable, Net
During the three months ended March 31, 2025, there were no material changes to our accounting policy for accounts receivable or how we estimate expected credit losses, as described in note 2 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Our allowance for credit losses as of March 31, 2025 and December 31, 2024 was $142 and $136 million, respectively. Amounts for credit losses charged to expense, before recoveries, during each of the three months ended March 31, 2025 and 2024 were $69 and $73 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. STOCK-BASED COMPENSATION
During the three months ended March 31, 2025, there were no material changes to our stock-based compensation plans described in note 13 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no awards granted under our primary equity-classified stock compensation awards, which include the UPS Long-Term Incentive Performance Award program and the UPS Stock Option program, in the first quarter of 2025.
Pre-tax compensation expense (benefit) for equity-classified stock compensation awards recognized in Compensation and benefits in our statements of consolidated income for the three months ended March 31, 2025 and 2024 was $21 and $(27) million, respectively.
As of March 31, 2025 and December 31, 2024, UPS Management Incentive Award Program ("MIP") awards were classified as a compensation obligation within Accrued wages and withholdings in our consolidated balance sheets. Substantially all MIP awards are settled in cash, subject to participant elections. Cash payments related to the 2024 MIP and 2023 MIP are reflected as activity in Accrued wages and withholdings in our statements of consolidated cash flows for the three months ended March 31, 2025 and 2024, respectively.
On May 7, 2025, the Compensation and Human Capital Committee of the Board (the "Compensation Committee") approved the 2025 LTIP award performance targets. The performance targets for the 2025 LTIP award are equally weighted between adjusted revenue growth and non-GAAP adjusted operating return on invested capital (“ROIC”). Restricted performance units (“RPUs”) that will be issued under the 2025 LTIP vest at the end of a three-year performance period, assuming continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The final number of RPUs earned will then be subject to adjustment based on total shareholder return relative to the Standard & Poor's 500 Index. The grant date fair value is not yet available and will be determined using a Monte Carlo model.
Additionally, on May 7, 2025, the Compensation Committee approved special awards of time-based restricted stock units (“RSUs”) for certain of the Company’s employees, excluding the Chief Executive Officer. The RSUs that will be issued will be valued using the closing New York Stock Exchange ("NYSE") price of May 9, 2025 and will generally vest as follows: 25% on May 9, 2026; 25% on May 9, 2027; and 50% on May 9, 2028.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. MARKETABLE SECURITIES AND NON-CURRENT INVESTMENTS
The following is a summary of marketable securities classified as trading and available for sale as of March 31, 2025 and December 31, 2024 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2025:
Current trading marketable securities:
Equity securities	$3	$—	$(1)	$2
Total trading marketable securities	3	—	(1)	2

Current available-for-sale securities:
U.S. government and agency debt securities	138	1	—	139
Corporate debt securities	122	—	—	122
Total available-for-sale marketable securities	260	1	—	261

Total current marketable securities	$263	$1	$(1)	$263

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2024:
Current trading marketable securities:
Equity securities	$3	$—	$—	$3
Total trading marketable securities	3	—	—	3

Current available-for-sale securities:
U.S. government and agency debt securities	165	—	(1)	164
Corporate debt securities	39	—	—	39
Total available-for-sale marketable securities	204	—	(1)	203

Total current marketable securities	$207	$—	$(1)	$206
Investment Impairments
We have concluded that no material impairment losses existed within marketable securities as of March 31, 2025. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturity Information
The amortized cost and estimated fair value of marketable securities as of March 31, 2025 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$253	$254
Due after one year through three years	7	7
Due after three years through five years	—	—
Due after five years	—	—
	260	261
Equity securities	3	2
	$263	$263
Non-Current Investments
We hold non-current investments that are reported within Other Non-Current Assets in our consolidated balance sheets. Cash paid for these investments is included in Other investing activities in our statements of consolidated cash flows.
•Equity method investments: Equity securities accounted for under the equity method had a carrying value of $283 and $304 million as of March 31, 2025 and December 31, 2024, respectively. During the first quarter, we recorded a $19 million asset impairment charge within Investment income and other in our statement of consolidated income related to an equity method investment.
•Other equity securities: Certain equity securities that do not have readily determinable fair values are reported in accordance with the measurement alternative in ASC Topic 321. Equity securities accounted for under the measurement alternative had a carrying value of $42 million as of March 31, 2025 and December 31, 2024.
•Other investments: We hold an investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan. The investment is recorded at fair market value of $19 million as of March 31, 2025 and December 31, 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
Marketable securities valued utilizing Level 1 inputs include active exchange-traded equity investments and equity index funds, and most U.S. government debt securities, as these securities all have quoted prices in active markets. Marketable securities valued utilizing Level 2 inputs include equity securities, asset-backed securities, corporate bonds and municipal bonds. These securities are valued using market corroborated pricing, matrix pricing or other models that utilize observable inputs such as yield curves.
The following table presents information about our investments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2025:
Marketable Securities:
U.S. government and agency debt securities	$139	$—	$—	$139
Corporate debt securities	115	7	—	122
Equity securities	—	2	—	2
Total marketable securities	254	9	—	263
Other non-current investments(1)	—	19	—	19
Total	$254	$28	$—	$282
(1)    Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024:
Marketable Securities:
U.S. government and agency debt securities	$164	$—	$—	$164
Corporate debt securities	25	14	—	39
Equity securities	—	3	—	3
Total marketable securities	189	17	—	206
Other non-current investments(1)	—	19	—	19
Total	$189	$36	$—	$225
(1)    Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.
There were no transfers of investments into or out of Level 3 during the three months ended March 31, 2025 or 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2025 and December 31, 2024 consisted of the following (in millions):

	2025	2024
Vehicles	$11,954	$11,912
Aircraft	23,751	23,768
Land	2,114	2,104
Buildings	6,851	6,714
Building and leasehold improvements	5,716	5,601
Plant equipment	18,731	18,495
Technology equipment	2,781	2,735
Construction-in-progress	1,824	1,967
	73,722	73,296
Less: Accumulated depreciation and amortization	(36,472)	(36,117)
Property, Plant and Equipment, Net	$37,250	$37,179
Property, plant and equipment purchased on account was $160 and $227 million as of March 31, 2025 and December 31, 2024, respectively.
There were no material impairment charges for the three months ended March 31, 2025 or 2024. We will continue to monitor our long-lived asset groups for impairment.
Our Network of the Future initiative is intended to enhance our efficiency through automation and operational sort consolidation in our U.S. Domestic network. In connection with our plan for lower volumes from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and will lead to a reduction in the number of buildings, vehicles and aircraft in our network. As of March 31, 2025, accelerated depreciation and early retirements were not material. We continue to evaluate our network and it is reasonably possible that these plans will continue to result in revisions to our estimates of the useful lives and salvage values of certain of our long-lived assets. Any revision to these plans could accelerate depreciation expense and lead to the recognition of charges related to early retirements in future periods. For additional information, see note 17 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost for our company-sponsored pension and postretirement benefit plans for the three months ended March 31, 2025 and 2024 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2025	2024	2025	2024	2025	2024
Three Months Ended March 31:
Service cost	$281	$310	$4	$5	$9	$11
Interest cost	679	644	27	27	16	17
Expected return on assets	(777)	(771)	(1)	(1)	(20)	(21)
Amortization of prior service cost	39	38	—	—	—	—
Net periodic benefit cost	$222	$221	$30	$31	$5	$7

Service cost and the remaining components of net periodic benefit cost are presented within Compensation and benefits and Investment income and other, respectively, in our statements of consolidated income.
Our Network of the Future initiative is intended to enhance our efficiency through automation and operational sort consolidation in our U.S. Domestic network. In connection with our plan for lower volumes from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future. In connection therewith, we expect to permanently close certain facilities and reduce our operational workforce during 2025. As a result, certain U.S. pension and postretirement benefit plan obligations and assets may be subject to remeasurement at an interim date. We are not yet able to estimate the timing and will continue to monitor the impact of these uncertainties on our projected benefit obligation in accordance with ASC Topic 715. For additional information, see note 17 to the unaudited, consolidated financial statements.
During the three months ended March 31, 2025, we contributed $13 million and $54 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We expect to contribute approximately $1.2 billion and $167 million over the remainder of the year to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively.
Multiemployer Benefit Plans
We contribute to a number of multiemployer defined benefit and health and welfare plans under the terms of collective bargaining agreements that cover our union-represented employees. Our current collective bargaining agreements set forth the contribution rates to the plans that we participate in, and we are in compliance with these contribution rates.
As of March 31, 2025 and December 31, 2024, we had $802 and $804 million, respectively, recorded in Other Non-Current Liabilities in our consolidated balance sheets and $9 million as of both March 31, 2025 and December 31, 2024 recorded in Other current liabilities in our consolidated balance sheets associated with our previous withdrawal from the New England Teamsters and Trucking Industry Pension Fund. This liability is payable in equal monthly installments over a remaining term of approximately 38 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of March 31, 2025 and December 31, 2024 was $653 and $651 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
As of March 31, 2025 and December 31, 2024, we had $17 and $19 million, respectively, recorded in Other current liabilities in our consolidated balance sheets associated with our 2024 withdrawal from the District 9 International Association of Machinists and Aerospace Workers Pension Trust. The withdrawal liability was settled on April 1, 2025.
UPS was a contributing employer to the Central States Pension Fund ("CSPF") until 2007, at which time UPS withdrew from the CSPF. Under a collective bargaining agreement with the International Brotherhood of Teamsters ("Teamsters"), UPS agreed to provide coordinating benefits in the UPS/IBT Full Time Employee Pension Plan ("UPS/IBT Plan") for UPS participants whose last employer was UPS and who had not retired as of January 1, 2008 ("the UPS Transfer Group") in the event that benefits are reduced by the CSPF consistent with the terms of our withdrawal agreement with the CSPF. Under this

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

agreement, benefits to the UPS Transfer Group cannot be reduced without our consent and can only be reduced in accordance with law.
In the event CSPF were to become insolvent, CSPF benefits would be reduced to the legally permitted Pension Benefit Guaranty Corporation limits, triggering the coordinating benefits provision in the collective bargaining agreement.
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
Collective Bargaining Agreements
We have approximately 314,000 employees in the U.S. employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters which runs through July 31, 2028.
We have approximately 10,000 employees in Canada employed under a collective bargaining agreement with the Teamsters which runs through July 31, 2025.
We have approximately 3,300 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association. This collective bargaining agreement becomes amendable September 1, 2025.
We have approximately 1,900 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2026. In addition, approximately 3,000 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers. This collective bargaining agreement becomes amendable July 31, 2029.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of March 31, 2025 and December 31, 2024 (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
December 31, 2024:	$847	$487	$2,966	$4,300
Acquired	—	—	342	342
Currency / Other	—	9	40	49
March 31, 2025:	$847	$496	$3,348	$4,691
During the three months ended March 31, 2025:
•We recorded an increase in goodwill of $342 million as a part of the purchase accounting allocation for our January 2025 acquisition of Frigo-Trans and Biotech & Pharma Logistics ("Frigo-Trans").
•The remaining changes were due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
Frigo-Trans will be reported in Supply Chain Solutions as part of our Healthcare Logistics and Distribution ("HLD") reporting unit.
For each of our reporting units, we continue to monitor the impact of macroeconomic conditions and business performance on our estimates of fair value. Subsequent to our annual testing date and as of March 31, 2025, none of our reporting units had indications that an impairment was more likely than not. Approximately $1.1 billion of our consolidated goodwill balance of $4.7 billion is represented by our Global Freight Forwarding, Roadie and Global Logistics and Distribution reporting units which, based on our most recent annual impairment evaluation, are exhibiting a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods.
During the first quarter of 2025, our Mail Innovations reporting unit experienced cost increases inconsistent with our expectations due to increases in purchased transportation rates which resulted from the expiration of our previous contract with our primary vendor. We are evaluating additional vendors for this business. We are also addressing the revenue quality in the business. Depending on the outcome of these actions, our expectations for the future performance of this reporting unit could be materially affected. Approximately $295 million in goodwill is represented by our Mail Innovations reporting unit included in Supply Chain Solutions.
Actual reporting unit performance, revisions to our forecasts of future performance, market factors, changes in estimates or assumptions in future impairment testing, or a combination thereof could result in an impairment charge in one or more of our reporting units during a future period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of intangible assets as of March 31, 2025 and December 31, 2024 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2025:
Capitalized software	$6,267	$(4,315)	$1,952
Licenses	88	(20)	68
Franchise rights	388	(60)	328
Customer relationships	837	(226)	611
Trade name	110	(29)	81
Trademarks, patents and other	373	(116)	257
Amortizable intangible assets	$8,063	$(4,766)	$3,297
Indefinite-lived intangible assets	4	—	4
Total Intangible Assets	$8,067	$(4,766)	$3,301
December 31, 2024:
Capitalized software	$6,088	$(4,159)	$1,929
Licenses	30	(12)	18
Franchise rights	348	(55)	293
Customer relationships	677	(206)	471
Trade name	109	(26)	83
Trademarks, patents and other	369	(103)	266
Amortizable intangible assets	$7,621	$(4,561)	$3,060
Indefinite-lived intangible assets	4	—	4
Total Intangible Assets	$7,625	$(4,561)	$3,064
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. For the three months ended March 31, 2025, we recorded an impairment charge of $32 million ($24 million after tax) within Other Expenses in our statement of consolidated income. This charge represented software impairment associated with one of our Supply Chain Solutions businesses.
For the three months ended March 31, 2024, we recorded impairment charges of $48 million ($35 million after tax) within Other Expenses in our statement of consolidated income. These charges represented trade name and capitalized software license impairments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of March 31, 2025 and December 31, 2024 consisted of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2025	2024
Commercial paper	$—		$—	$—

Fixed-rate senior notes:
3.900% senior notes	1,000	2025	1,000	1,000
2.400% senior notes	500	2026	499	499
3.050% senior notes	1,000	2027	997	997
3.400% senior notes	750	2029	748	748
2.500% senior notes	400	2029	398	398
4.450% senior notes	750	2030	746	746
4.875% senior notes	900	2033	895	895
5.150% senior notes	900	2034	894	894
6.200% senior notes	1,500	2038	1,486	1,486
5.200% senior notes	500	2040	494	495
4.875% senior notes	500	2040	492	492
3.625% senior notes	375	2042	369	369
3.400% senior notes	500	2046	492	492
3.750% senior notes	1,150	2047	1,138	1,138
4.250% senior notes	750	2049	743	743
3.400% senior notes	700	2049	689	689
5.300% senior notes	1,250	2050	1,232	1,232
5.050% senior notes	1,100	2053	1,083	1,083
5.500% senior notes	1,100	2054	1,087	1,087
5.600% senior notes	600	2064	590	590
Floating-rate senior notes:
Floating-rate senior notes	1,773	2049-2074	1,753	1,755
Debentures:
7.620% debentures	276	2030	279	279
Pound Sterling notes:
5.500% notes	86	2031	86	83
5.125% notes	588	2050	560	544
Euro senior notes:
1.625% senior notes	757	2025	757	731
1.000% senior notes	541	2028	540	521
1.500% senior notes	541	2032	540	521
Finance lease obligations (see note 10)	459	2025-2118	459	455
Facility notes and bonds	320	2029-2045	320	320
Other debt	3	2025-2028	3	2
Total debt	$21,569		21,369	21,284
Less: current maturities			(1,858)	(1,838)
Long-term debt			$19,511	$19,446

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. There was no commercial paper outstanding as of March 31, 2025. The amount of commercial paper outstanding under these programs in 2025 is expected to fluctuate.
Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term debt in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.
Debt Repayments
On April 1, 2025, our 3.900% Senior Notes with a principal balance of $1.0 billion matured and were repaid in full.
Other Arrangements
Subsequent to March 31, 2025, we entered into six new aircraft leases which we expect to be treated as finance leases. The structure of this arrangement requires a parent company guarantee of approximately $430 million and will be accounted for under ASC Topic 460.
Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion, and expires on November 24, 2025. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of March 31, 2025 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, may be used at our discretion.
The second agreement provides revolving credit facilities of $2.0 billion, and expires on November 25, 2029. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of March 31, 2025 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.
If the credit ratings established by Standard & Poor's and Moody's differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate.
There were no amounts outstanding under these facilities as of March 31, 2025.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of March 31, 2025, and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of March 31, 2025, 10% of net tangible assets was equivalent to $4.5 billion and we had $40 million in covered sale-leaseback transactions and no secured indebtedness outstanding. We do not expect these covenants to have a material impact on our liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $20.4 and $20.3 billion as of March 31, 2025 and December 31, 2024, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
We recognize a right-of-use asset and lease obligation for all leases greater than twelve months, inclusive of renewal or purchase options that are reasonably certain to be exercised. In the first quarter of 2025, we entered into a sale-leaseback transaction involving a new lease asset class, data centers, and elected to account for the lease and non-lease components separately. For all other lease arrangements, we continue to account for lease and non-lease components as a single lease component.
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
We also have long-term finance leases for aircraft that we operate. Subsequent to March 31, 2025, we entered into six new aircraft leases which we expect will be treated as finance leases.
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
Some of our transportation and technology equipment leases require us to make additional lease payments based on the underlying usage of the assets. Due to the variable nature of these costs, these are expensed as incurred and are not included in the right-of-use lease asset and associated lease obligation.
The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows (in millions):

	2025	2024
Operating lease costs	$231	$231
Finance lease costs:
Amortization of assets	35	35
Interest on lease liabilities	7	5
Total finance lease costs	42	40
Variable lease costs	72	76
Short-term lease costs	212	199
Total lease costs(1)	$557	$546
(1)    This table excludes sublease income as it was not material for the three months ended March 31, 2025 and 2024.
In addition to the lease costs disclosed in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. We recognized certain immaterial impairments, primarily within our Supply Chain Solutions segment, during the three months ended March 31, 2025. There were no impairments recognized during the three months ended March 31, 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to leases and location within our consolidated balance sheets is as follows (in millions, except lease term and discount rate):

	March 31, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	$4,015	$4,149

Current maturities of operating leases	$720	$733
Non-current operating leases	3,505	3,635
Total operating lease obligations	$4,225	$4,368

Finance Leases:
Property, plant and equipment, net	$644	$657

Current maturities of long-term debt, commercial paper and finance leases	$98	$104
Long-term debt and finance leases	361	351
Total finance lease obligations	$459	$455

Supplemental cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$238	$227
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	30	26

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16	$151
Finance leases	32	14

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease obligations as of March 31, 2025 were as follows (in millions):

	Finance Leases	Operating Leases
2025	$93	$637
2026	93	799
2027	61	689
2028	54	528
2029	43	408
Thereafter	222	1,989
Total lease payments	566	5,050
Less: Imputed interest	(107)	(825)
Total lease obligations	459	4,225
Less: Current obligations	(98)	(720)
Long-term lease obligations	$361	$3,505
As of March 31, 2025, we had $562 million of additional leases which had not commenced. These leases will commence later in 2025 through 2026 when we are granted access to the property, such as when leasehold improvements are completed by the lessor or a certificate of occupancy is obtained.

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
The Company has received a letter from the San Bernardino County District Attorney’s Office, in cooperation with certain other California District Attorneys, notifying the Company of an investigation into alleged violations with respect to the management and disposal of hazardous waste in California. Following discussions with those parties, the Company expects to settle this matter for an immaterial amount and without admitting or denying the accusations.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Noncontrolling Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange under the symbol "UPS". Class A and B shares both have a $0.01 par value and, as of March 31, 2025, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of March 31, 2025, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling interests accounts for the three months ended March 31, 2025 and 2024 (in millions, except per share amounts):

Three Months Ended March 31:	2025		2024
	Shares	Dollars	Shares	Dollars
Class A Common Stock:
Balance at beginning of period	121	$2	127	$2
Stock award plans	—	—	2	—
Common stock issuances	1	—	—	—
Conversions of class A to class B common stock	(8)	—	(3)	—
Class A shares issued at end of period	114	$2	126	$2
Class B Common Stock:
Balance at beginning of period	733	$7	726	$7
Common stock purchases	(8)	—	—	—
Conversions of class A to class B common stock	8	—	3	—
Class B shares issued at end of period	733	$7	729	$7
Additional Paid-In Capital:
Balance at beginning of period		$136		$—
Stock award plans		39		(118)
Common stock purchases		(262)		—
Common stock issuances		96		118
Other		(9)		—
Balance at end of period		$—		$—
Retained Earnings:
Balance at beginning of period		$20,882		$21,055
Net income attributable to controlling interests		1,187		1,113
Dividends ($1.64 and $1.63 per share) (1)		(1,392)		(1,414)
Common stock purchases		(738)		—
Other (2)		—		(73)
Balance at end of period		$19,939		$20,681
Noncontrolling Interests:
Balance at beginning of period		$25		$8
Change in non-controlling interest		(1)		16
Balance at end of period		$24		$24
(1)    The dividend per share amount is the same for both class A and class B common stock. Dividends include $44 and $66 million as of March 31, 2025 and 2024, respectively, that were settled in shares of class A common stock.
(2)    Includes adjustments related to certain stock-based awards.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In January 2023, the Board of Directors approved a share repurchase authorization for $5.0 billion of class A and class B common stock. This share repurchase authorization has no expiration date. We repurchased 8.6 million shares of class B common stock for $1.0 billion under the share repurchase program during the three months ended March 31, 2025. We did not repurchase any shares under the share repurchase program during the three months ended March 31, 2024.
As of March 31, 2025, we had $1.3 billion available under the share repurchase authorization. We do not anticipate further share repurchases in 2025.
Accumulated Other Comprehensive Income (Loss)
We recognize activity in other comprehensive income (loss) for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024 was as follows (in millions):

Three Months Ended March 31:	2025	2024
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of period	$(1,586)	$(1,248)
Translation adjustment (net of tax effect of $(1) and $6)	129	(125)
Balance at end of period	(1,457)	(1,373)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of period	(1)	(2)
Current period changes in fair value (net of tax effect of $0 and $0)	1	(1)
Balance at end of period	—	(3)
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	91	(76)
Current period changes in fair value (net of tax effect of $(30) and $33)	(96)	103
Reclassification to earnings (net of tax effect of $(13) and $(10))	(43)	(30)
Balance at end of period	(48)	(3)
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(2,813)	(2,432)
Reclassification to earnings (net of tax effect of $9 and $8)	30	30
Balance at end of period	(2,783)	(2,402)
Accumulated other comprehensive income (loss) at end of period	$(4,288)	$(3,781)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from accumulated other comprehensive income (loss) to the statements of consolidated income for the three months ended March 31, 2025 and 2024 is as follows (in millions):

	Amount Reclassified from AOCI(1)		Affected Line Item in the Income Statement
Three Months Ended March 31:	2025	2024
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	$(1)	$(1)	Interest expense
Foreign currency exchange contracts	57	41	Revenue
Income tax (expense) benefit	(13)	(10)	Income tax expense
Impact on net income	43	30	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(39)	(38)	Investment income and other
Income tax (expense) benefit	9	8	Income tax expense
Impact on net income	(30)	(30)	Net income
Total amount reclassified for the period	$13	$—	Net income
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
During the quarter ended December 31, 2024, based on a change in our management reporting structure, we began presenting our U.S. air cargo results within our U.S. Domestic Package segment. This activity was previously reported within Supply Chain Solutions. This change aligns with how our chief operating decision maker reviews operating results to assess performance and allocate resources. Prior periods have been recast to conform to current presentation with no changes to consolidated results.
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
The CODM utilizes operating profit as a primary measure of segment performance because it reflects the underlying business performance and provides the CODM with a basis for making resource allocation decisions. Operating profit is defined as income before investment income and other, interest expense and income tax expense.
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
Certain expenses are allocated between the segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the first quarter of 2025.
As we operate an integrated, global multimodal network, we evaluate many of our capital expenditure decisions at a network level. Accordingly, expenditures on property, plant and equipment by segment are not presented.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2025	U.S. Domestic	International	Total
Revenue	$14,460	$4,373	$18,833
Reconciliation of revenue:
Other revenues(2)			2,713
Total consolidated			$21,546
Less:
Compensation and benefits		957
Compensation	5,098
Benefits	4,169
Purchased transportation	162	905
Other segment items(1)	4,052	1,870
Segment Operating profit/(loss)	$979	$641	$1,620
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$46
Other pension income (expense)			37
Investment income and other			42
Interest expense			(222)
Income Before Income Taxes			$1,523

Other Segment Disclosures:
Segment assets	$37,452	$17,592	$55,044
Other assets(2)			10,785
Unallocated assets			2,637
Consolidated Assets			$68,466

Depreciation and amortization(3)	$623	$202	$825
Other depreciation and amortization(2)			87
Consolidated Depreciation and Amortization			$912
(1)    Other segment items for each reportable segment include repairs and maintenance, depreciation and amortization, fuel, other occupancy, allocated costs for our air network, information service, and general and administrative service expenses.
(2)    Revenue, Operating profit/(loss), Assets, and Depreciation and Amortization from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions. These operating segments include our Forwarding, Logistics, and Other businesses.
(3)    The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions. These totals are presented after applying activity-based costing methods to allocate expenses between segments as noted above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2024	U.S. Domestic	International	Total
Revenue	$14,266	$4,256	$18,522
Reconciliation of revenue:
Other revenues(2)			3,184
Total consolidated			$21,706
Less:
Compensation and benefits		944
Compensation	4,872
Benefits	4,180
Purchased transportation	556	798
Other segment items(1)	3,825	1,858
Segment Operating profit/(loss)	$833	$656	$1,489
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$124
Other pension income (expense)			67
Investment income and other			51
Interest expense			(195)
Income Before Income Taxes			$1,536

Other Segment Disclosures:
Segment assets	$36,988	$17,859	$54,847
Other assets(2)			10,929
Unallocated assets			1,852
Consolidated Assets			$67,628

Depreciation and amortization(3)	$603	$196	$799
Other depreciation and amortization(2)			99
Consolidated Depreciation and Amortization			$898

(1)    Other segment items for each reportable segment include repairs and maintenance, depreciation and amortization, fuel, other occupancy, allocated costs for our air network, information service, and general and administrative service expenses.
(2)    Revenue, Operating profit/(loss), Assets, and Depreciation and Amortization from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions. These operating segments include our Forwarding, Logistics, and Other businesses.
(3)    The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions. These totals are presented after applying activity-based costing methods to allocate expenses between segments as noted above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per-share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to common shareowners	$1,187	$1,113
Denominator:
Weighted-average shares	849	853
Vested portion of restricted shares	1	3
Denominator for basic earnings per share	850	856
Effect of dilutive securities:
Stock options	—	1
Denominator for diluted earnings per share	850	857
Basic earnings per share(1)	$1.40	$1.30
Diluted earnings per share(1)	$1.40	$1.30
(1)    Earnings per share is computed using unrounded amounts.
Diluted earnings per share for the three months ended March 31, 2025 and 2024 excluded the effect of 0.5 million shares of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
As of March 31, 2025 and December 31, 2024, we did not hold any cash collateral and no collateral was required to be posted with our counterparties.
Types of Hedges
Commodity Risk Management
The fuel surcharges that we apply in our domestic and international package businesses are our primary means that we employ to reduce the risk of adverse fuel price changes on our business. In order to mitigate the impact of fuel surcharges imposed on us by outside carriers, we regularly adjust the rates we charge for our freight brokerage services.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of March 31, 2025 and December 31, 2024, the notional amounts of our outstanding derivative positions were as follows (in millions):

		March 31, 2025	December 31, 2024
Currency hedges:
Euro	EUR	3,168	3,222
British Pound Sterling	GBP	523	536
Canadian Dollar	CAD	1,670	1,623
Hong Kong Dollar	HKD	4,424	4,160
Chinese Renminbi	CNH	7,138	6,065
As of March 31, 2025 and December 31, 2024 we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in our consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in our consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in our consolidated balance sheets had we elected to apply the right of offset as of March 31, 2025 and December 31, 2024 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$85	$157	$70	$152
Foreign currency exchange contracts	Other non-current assets	Level 2	47	134	34	131
Total Asset Derivatives			$132	$291	$104	$283

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$15	$5	$—	$—
Foreign currency exchange contracts	Other non-current liabilities	Level 2	14	3	1	—
Total Liability Derivatives			$29	$8	$1	$—
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in our consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of March 31, 2025 and December 31, 2024 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	March 31, 2025	March 31, 2025	December 31, 2024	December 31, 2024
Long-term debt and finance leases	$279	$4	$279	$4
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains (losses) that have been recognized in our statements of consolidated income for fair value and cash flow hedges, as well as the associated gain (loss) for the underlying hedged item for fair value hedges for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2025			2024
	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	$—	$(1)	$—	$—	$(1)	$—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	57	—	—	41	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$57	$(1)	$—	$41	$(1)	$—
The following table indicates the amount of gains (losses) that have been recognized in AOCI for the three months ended March 31, 2025 and 2024 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended March 31:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2025	2024
Foreign currency exchange contracts	$(126)	$136
Total	$(126)	$136

As of March 31, 2025, there were $64 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending March 31, 2026. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 3 years.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three months ended March 31, 2025 and 2024 for those instruments designated as net investment hedges (in millions):

Three Months Ended March 31:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2025	2024
Foreign currency denominated debt	$(81)	$66
Total	$(81)	$66

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
Amounts recorded in our statements of consolidated income related to fair value changes and settlements of foreign currency forward contracts not designated as hedges for the three months ended March 31, 2025 and 2024 (in millions) were as follows:

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2025	2024
Three Months Ended March 31:
Foreign currency exchange contracts	Investment income and other	$(4)	$(5)
Total		$(4)	$(5)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES
Our effective tax rate for the three months ended March 31, 2025 decreased to 22.1% compared to 27.5% in the comparative period. The year-over-year decrease in our effective tax rate was driven by prior year share-based compensation shortfalls, prior year unfavorable changes in uncertain tax positions and a non-deductible expense related to a regulatory matter that did not recur in the current period.
As of December 31, 2024, we maintained a full valuation allowance of $105 million against our U.S. capital loss deferred tax asset. Each quarter, we assess the available positive and negative evidence to determine whether it is more likely than not that the capital losses will be realized. During the first quarter of 2025, we released $10 million of this valuation allowance as a result of capital gains expected from the planned building closures and expected disposals discussed in note 17 to the unaudited, consolidated financial statements. We believe there is reasonable possibility that within the next 12 months additional positive evidence of capital gain generation may become available that could result in the release of additional valuation allowance. Release of any portion of the valuation allowance would result in the recognition of a deferred tax asset and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of any valuation release are subject to change as we continue to evaluate our network.

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
The table below presents transformation strategy costs for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Transformation Strategy Costs:
Compensation and benefits	$24	$31
Total Other expenses	34	15
Total Transformation Strategy Costs	$58	$46

Income Tax Benefit from Transformation Strategy Costs	(14)	(11)
After-Tax Transformation Strategy Costs	$44	$35
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
Other expenses incurred in furtherance of our transformation strategy have been primarily related to fees paid to third-party service providers that supported end-to-end process redesign, assisted in our strategic reviews and contributed to our financial systems transition and healthcare strategy.
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.
Transformation strategy costs during the periods presented related to our Transformation 2.0, Fit to Serve, and Network Reconfiguration and Efficiency Reimagined programs. Total costs by program are shown in the table below for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Transformation Strategy Costs:
Transformation 2.0
Business portfolio review	$—	$5
Financial systems	16	16
Transformation 2.0 total	16	21

Fit to Serve	19	25

Network Reconfiguration and Efficiency Reimagined	23	—
Total Transformation Strategy Costs	$58	$46

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Transformation 2.0: Based on a number of factors including evaluating efficiencies previously gained, and in connection with changes in our executive leadership in 2020, we identified and reprioritized certain then-current and future investments, including additional investments in our workforce, portfolio of businesses and technology (such projects, collectively, “Transformation 2.0”). Specifically, we identified opportunities to reduce spans and layers of management, began a review of our business portfolio and identified opportunities to invest in certain technologies, including financial reporting and certain schedule, time and pay systems, to reduce global indirect operating costs, provide better visibility, and reduce reliance on legacy systems and coding languages. As of March 31, 2025, our remaining efforts under Transformation 2.0 include initiatives related to our financial systems. Previously completed initiatives within Transformation 2.0 are described in note 18 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, we have incurred $814 million of costs as part of Transformation 2.0. Transformation 2.0 initiatives are expected to conclude during 2025 with anticipated remaining costs of approximately $75 million primarily related to completion of our technology initiatives. Costs associated with Transformation 2.0 have primarily consisted of compensation and benefit costs related to reductions in our workforce and fees paid to third-party consultants. Investments in technology are expected to provide enhanced quality of reporting for both internal and external purposes in part through simplification and standardization of data to better enable migration into cloud-based tools and automation of manual activities, including transitioning general ledger, consolidation, and planning tools along with U.S. payroll from older programs and software supporting our freight forwarding business. These efforts to enhance our technology are expected to reduce the need for future investments; we expect to realize benefits therefrom beginning during the second quarter of 2025.
Fit to Serve: During 2023, we began our "Fit to Serve" initiative, which is intended to right-size our business for the future through a workforce reduction of approximately 14,000 positions and create a more efficient operating model to enhance responsiveness to changing market dynamics.
Accruals for separation costs of $28 and $45 million within Fit to Serve were included in our consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. During the first quarter, we made payments of $33 million and accrued additional separation costs of $16 million. As of March 31, 2025, we have incurred total costs of $435 million and anticipate that we will incur additional costs of approximately $25 million under Fit to Serve. Fit to Serve is expected to conclude in 2025.
Network Reconfiguration and Efficiency Reimagined: As previously disclosed, our Network of the Future initiative is intended to enhance our efficiency through automation and operational sort consolidation in our U.S. Domestic network. In connection with our plan for lower volumes from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and is expected to lead to consolidations of our facilities and workforce as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration. We expect to reduce our operational workforce by 25 million hours and by approximately 20,000 positions during 2025 and close 73 leased and owned buildings by the end of June 2025. We are continuing to review our network and may identify additional buildings for closure. As of March 31, 2025, we continue to evaluate the impact of expected changes in volume on our air network. We anticipate $3.5 billion of total cost savings will be delivered this year from Network Reconfiguration and Efficiency Reimagined and, through March 31, 2025 we had realized approximately $500 million in cost savings and incurred related costs of $23 million from these initiatives. These initiatives are expected to end in 2027.
In connection with the Network Reconfiguration and Efficiency Reimagined programs described above, we expect to record between $400 and $600 million in expense during 2025, related to early asset retirements, lease related costs, third-party consulting fees and employee separation benefits. We expect the costs associated with these actions may increase should we determine to close additional buildings. It is our intention to sell the property and equipment associated with closed facilities; however, as of the date hereof, we have not yet formalized plans of sale. In addition, we believe that workforce reductions may require a remeasurement of certain U.S. pension and postretirement benefit plan obligations and assets at an interim date. We are not yet able to estimate the timing or potential impact of such an event.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. ACQUISITIONS
In January 2025, we acquired Frigo-Trans, an industry-leading, complex healthcare logistics provider based in Germany. The acquisition is expected to increase our complex cold-chain logistics capabilities internationally.
During the first quarter of 2025, we also acquired franchise development areas for The UPS Store, which are recorded as intangible assets within Supply Chain Solutions.
The aggregate purchase price of all acquisitions was approximately $478 million, net of cash acquired. Acquisitions were funded using cash from operations.
The estimated fair values of assets acquired and liabilities assumed are subject to change based on completion of our purchase accounting. Certain items, including property, plant and equipment, and our estimates of tax positions, are preliminary as of March 31, 2025. The preliminary purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

2025
Cash and cash equivalents	$5
Accounts receivable	20
Other current assets	1
Property, plant and equipment	84
Operating lease right-of-use assets	18
Goodwill	342
Intangible assets(1)	185
Other non-current assets	1
Current maturities of operating leases	(4)
Accounts payable and other current liabilities	(18)
Non-current operating lease	(14)
Deferred income tax liabilities	(49)
Other non-current liabilities	(88)
Total purchase price	$483
(1)    Includes $40 million for acquisitions of development areas for The UPS Store.
Goodwill recognized upon acquisition of approximately $342 million is attributable to expected synergies from future growth, and has been assigned to Supply Chain Solutions. Goodwill acquired is not expected to be deductible for income tax purposes.
Intangible assets acquired of approximately $185 million are primarily comprised of $142 million of customer relationships (amortized over a weighted average of 15 years). Other intangible assets acquired include franchise rights, licenses and trade names. The carrying value of accounts receivable approximates fair value.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. SUBSEQUENT EVENTS
In the second quarter of 2025, we entered into an agreement to acquire Andlauer Healthcare Group Inc. ("AHG"), a leading North American supply chain management company headquartered in Canada that offers customized third-party logistics and specialized cold chain transportation solutions for the healthcare sector.
This acquisition is expected to enhance our end-to-end cold chain capabilities and service to healthcare customers needing temperature-controlled and prevision logistics solutions. This acquisition is expected to close in the second half of 2025, subject to AHG’s shareholder approval, customary regulatory reviews and approvals, and other customary closing conditions.
Under the terms of the agreement, AHG shareholders will receive CAD $55.00 per share in cash, representing a total purchase price of approximately CAD $2.2 billion (USD $1.6 billion). The acquisition is not expected to be material to our consolidated financial position or results of operations.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We continue to execute our Customer First, People Led and Innovation Driven strategy to grow in the most attractive parts of the market including healthcare, small and medium-sized businesses (“SMBs”) and International.
During the first quarter of 2025, we took several steps in furtherance of this strategy, including deliberately shifting our business to increase our focus on higher yielding volume. We entered into an agreement with our largest customer that, as previously disclosed, provides for reductions to the volume they ship with us, relative to 2024, by more than 50% by June 2026. We insourced our former SurePost product, using the UPS network for final mile delivery, and now replaced it with Ground Saver, a new domestic economy service. We also announced our Ground with Freight Pricing product to provide for shipments weighing more than 150 pounds.
In January 2025, we completed the previously announced acquisition of Frigo-Trans and Biotech & Pharma Logistics ("Frigo-Trans"), an industry-leading, complex healthcare logistics provider based in Germany. The acquisition is expected to increase our complex cold-chain logistics capabilities internationally. In the second quarter of 2025, we entered into an agreement to acquire Andlauer Healthcare Group ("AHG"), a leading North American supply chain management company headquartered in Canada that offers customized third-party logistics and specialized cold chain transportation solutions for the healthcare sector. This acquisition is expected to close in the second half of 2025, subject to AHG’s shareholder approval, customary regulatory reviews and approvals, and other customary closing conditions.
As previously disclosed, our Network of the Future initiative is intended to enhance our efficiency through automation and operational sort consolidation in our U.S. Domestic network. In connection with our plan for lower volumes from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and is expected to lead to consolidations of our facilities and workforce as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration. We expect to reduce our operational workforce by 25 million hours and by approximately 20,000 positions during 2025 and close 73 leased and owned buildings by the end of June 2025. We are continuing to review our network and may identify additional buildings for closure. As of March 31, 2025, we continue to evaluate the impact of expected changes in volume on our air network. We anticipate $3.5 billion of total cost savings will be delivered this year from Network Reconfiguration and Efficiency Reimagined and, through March 31, 2025 we had realized approximately $500 million in cost savings and incurred related costs of $23 million from these initiatives. These initiatives are expected to end in 2027.
In connection with the Network Reconfiguration and Efficiency Reimagined programs described above, we expect to record between $400 and $600 million in expense during 2025, related to early asset retirements, lease related costs, third-party consulting fees and employee separation benefits. We expect the costs associated with these actions may increase should we determine to close additional buildings. It is our intention to sell the property and equipment associated with closed facilities; however, as of the date hereof, we have not yet formalized plans of sale. In addition, we believe that workforce reductions may require a remeasurement of certain U.S. pension and postretirement benefit plan obligations and assets at an interim date. We are not yet able to estimate the timing or potential impact of such an event.
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions.
Our global small package operations experienced planned volume decreases during the quarter. Volumes declined in the U.S. due to the planned glide down of volume with our largest customer, partially offset by volume growth in our International business, driven by our domestic and export products. Decreases in package volume were largely offset by growth in revenue per piece. Revenue in our global small package operations increased slightly due to growth in air cargo revenue as we fully onboarded volume under our contract with the U.S. Postal Service ("USPS") during the fourth quarter of 2024.
Supply Chain Solutions revenue decreased, driven by the impact of the third quarter 2024 divestiture of Coyote, partially offset by growth in our mail services and certain of our digital businesses.
During the first quarter of 2025, we returned cash to shareholders in the form of $1.0 billion in share repurchases and dividends per share of $1.64.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The macro environment is highly uncertain due to changing trade policies and tariff uncertainty. As a global carrier, the eventual outcomes could result in pressure in some parts of our business and create new opportunities in others.
Highlights of our consolidated results, which are discussed in more detail below, include:

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenue (in millions)	$21,546	$21,706	$(160)	(0.7)%
Operating Expenses (in millions)	19,880	20,093	(213)	(1.1)%
Operating Profit (in millions)	$1,666	$1,613	$53	3.3%
Operating Margin	7.7%	7.4%
Net Income (in millions)	$1,187	$1,113	$74	6.6%
Basic Earnings Per Share	$1.40	$1.30	$0.10	7.7%
Diluted Earnings Per Share	$1.40	$1.30	$0.10	7.7%

Operating Days	62	63
Average Daily Package Volume (in thousands)	20,789	21,199		(1.9)%
Average Revenue Per Piece	$14.22	$13.73	$0.49	3.6%

•Average daily package volume in our global small package operations decreased, driven by planned volume declines from our largest customer, as well as challenging macroeconomic conditions. The overall decrease in the U.S. Domestic Package segment was partially offset by growth in SMBs and commercial shipments in that segment as well as growth in all regions of the International Package segment.
•Revenue decreased for the quarter, driven by the impact of the third quarter 2024 divestiture of Coyote, which contributed $563 million of revenue in the 2024 period. This reduction was partially offset by an increase in revenue in our global small package operations. U.S. Domestic Package segment revenue growth was driven by increases in air cargo.
•Operating expenses decreased, driven by decreases in purchased transportation, attributable to the absence of Coyote in the 2025 period and the insourcing of our Ground Saver product, partially offset by increases in compensation and benefit expense.
•Operating profit and operating margin increased for the quarter, as growth in the U.S. Domestic Package segment more than offset declines in the International Package segment and Supply Chain Solutions.
•We recorded net income of $1.2 billion and diluted earnings per share of $1.40 in the first quarter of 2025. Non-GAAP adjusted diluted earnings per share for the quarter were $1.49 after adjusting for the after-tax impacts of:
◦transformation strategy costs of $44 million, or $0.05 per diluted share;
◦goodwill and asset impairment charges of $49 million, or $0.05 per diluted share; and
◦the reversal of an income tax valuation allowance of $10 million, or $0.01 per diluted share.
For additional operational results for the quarter specific to our segments, refer to Results of Operations - Segment Review below.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Non-GAAP adjusted amounts reflect the following (in millions):

	Three Months Ended March 31,
Non-GAAP Adjustments	2025	2024
Operating Expenses:
Transformation Strategy Costs:
Transformation 2.0
Business Portfolio Review	$—	$5
Financial Systems	16	16
Transformation 2.0 Total	16	21

Fit to Serve	19	25

Network Reconfiguration and Efficiency Reimagined	23	—
Total Transformation Strategy Costs	58	46
Goodwill and Asset Impairment Charges	39	48
Expense for Regulatory Matter	—	40
Total Adjustments to Non-GAAP Operating Expenses	$97	$134

	Three Months Ended March 31,
Other Income and (Expense):	2025	2024
Goodwill and Asset Impairment Charges	$19	$—
Total Adjustments to Non-GAAP Other Income and (Expense)	19	—

Total Adjustments to Non-GAAP Income Before Income Taxes	116	134

Income Tax (Benefit) Expense:
Transformation Strategy Costs:
Transformation 2.0
Business Portfolio Review	—	1
Financial Systems	4	4
Transformation 2.0 Total	4	5

Fit to Serve	4	6

Network Reconfiguration and Efficiency Reimagined	6	—
Total Transformation Strategy Costs	14	11
Goodwill and Asset Impairment Charges	9	13
Reversal of Income Tax Valuation Allowance	10	—
Total Adjustments to Non-GAAP Income Tax (Benefit) Expense	33	24

Total Adjustments to Non-GAAP Net Income	$83	$110
The income tax impacts of these items are calculated at the statutory tax rates applicable in each tax jurisdiction.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We supplement the presentation of operating profit, operating margin, other income and (expense), income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of the following items:
Transformation Strategy Costs
We exclude the impact of charges related to activities within our transformation strategy. Our transformation strategy activities have spanned several years and are designed to fundamentally change the spans and layers of our organization structure, processes, technologies and the composition of our business portfolio. Our transformation strategy includes initiatives within our Transformation 2.0, Fit to Serve, Network Reconfiguration and Efficiency Reimagined programs. Various circumstances from time to time have precipitated these initiatives, including identification and prioritization of investments as a result of executive leadership changes, developments and changes in competitive landscapes, inflationary pressures, consumer behaviors, and other factors including post-COVID normalization and volume diversions attributed to our 2023 labor negotiations.
Our transformation strategy includes the following programs and initiatives:
Transformation 2.0: Based on a number of factors including evaluating efficiencies previously gained, and in connection with changes in our executive leadership in 2020, we identified and reprioritized certain then-current and future investments, including additional investments in our workforce, portfolio of businesses and technology (such projects, collectively, “Transformation 2.0”). Specifically, we identified opportunities to reduce spans and layers of management, began a review of our business portfolio and identified opportunities to invest in certain technologies, including financial reporting and certain schedule, time and pay systems, to reduce global indirect operating costs, provide better visibility, and reduce reliance on legacy systems and coding languages. As of March 31, 2025, our remaining efforts under Transformation 2.0 include technology initiatives related to our financial systems. Previously completed initiatives within Transformation 2.0 are described in Supplemental Information - Items Affecting Comparability in our Annual Report on Form 10-K for the year ended December 31, 2024. Costs associated with Transformation 2.0 have primarily consisted of compensation and benefit costs related to reductions in our workforce and fees paid to third-party consultants. As of March 31, 2025, we have incurred $814 million of costs as part of Transformation 2.0, with anticipated remaining costs of approximately $75 million primarily related to completion of our technology initiatives. We expect any remaining costs to be incurred during 2025. These technology initiatives are expected to provide enhanced reporting quality for both internal and external purposes in part through simplification and standardization of data to better enable migration into cloud-based tools and automation, including transitioning general ledger, consolidation, and planning tools along with U.S. payroll from older programs and software supporting our freight forwarding business. These efforts are expected to reduce the need for future investments; we expect to realize benefits therefrom beginning during the second quarter of 2025.
Fit to Serve: In 2023, a number of factors, including macroeconomic headwinds and volume diversion resulting from our labor negotiations with the International Brotherhood of Teamsters, contributed to volume declines in our U.S. Domestic Package business. In addition, our International Package and Supply Chain Solutions businesses were also negatively impacted by a number of challenging macroeconomic conditions during 2023. In response to these factors, we undertook our Fit to Serve initiative with the intent to right-size our business to create a more efficient operating model that was more responsive to market dynamics through a workforce reduction of approximately 14,000 positions, primarily within management. As of March 31, 2025, we have incurred total costs of $435 million under Fit to Serve, which primarily consist of benefit costs related to reductions in our workforce. We expect to incur remaining costs of approximately $25 million in 2025 as a part of this initiative, which should be complete in 2025. We have achieved savings of approximately $1.0 billion through this program via reductions in our compensation and benefit expense.
Network Reconfiguration and Efficiency Reimagined: Our Network of the Future initiative is intended to enhance our efficiency through automation and operational sort consolidation in our U.S. Domestic network. In connection with our plan for lower volumes from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and is expected to lead to consolidations of our facilities and workforce as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration. We expect to reduce our operational workforce by 25 million hours and by approximately 20,000 positions during 2025 and close 73 leased and owned buildings by the end of June 2025. We are continuing to review our network and may identify additional buildings for closure. As of March 31, 2025, we continue to evaluate the impact of expected changes in volume on our air network. We anticipate $3.5 billion of total cost savings will be delivered this year from Network Reconfiguration and Efficiency Reimagined and, through March 31, 2025 we had realized approximately $500 million in cost savings and incurred related costs of $23 million from these initiatives. These initiatives are expected to end in 2027.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In connection with the Network Reconfiguration and Efficiency Reimagined programs described above, we expect to record between $400 and $600 million in expense during 2025, related to early asset retirements, lease related costs, third-party consulting fees and employee separation benefits. We expect the costs associated with these actions may increase should we determine to close additional buildings. It is our intention to sell the property and equipment associated with closed facilities; however, as of the date hereof, we have not yet formalized plans of sale. In addition, we believe that workforce reductions may require a remeasurement of certain U.S. pension and postretirement benefit plan obligations and assets at an interim date. We are not yet able to estimate the timing or potential impact of such an event.
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
Goodwill and Asset Impairment Charges
We exclude the impact of goodwill and asset impairment charges, including impairments of long-lived assets and equity method investments, which we do not consider when evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards. For more information regarding goodwill and asset impairment charges, see note 5 and note 8 to the unaudited, consolidated financial statements.
Expense for Regulatory Matter
We exclude the impact of a charge to settle a regulatory matter that we consider to be unrelated to our ongoing operations and that we do not expect to recur. For more information regarding this regulatory matter, see note 10 in our Annual Report on Form 10-K for the year ended December 31, 2024.
Reversal of Income Tax Valuation Allowance
We previously recorded non-GAAP adjustments for transactions that resulted in capital loss deferred tax assets not expected to be realized. We now expect a portion of these capital losses to be realized in future periods. We supplement our presentation with non-GAAP measures that exclude the impact of subsequent changes in the valuation allowances against these deferred tax assets as we believe such treatment is consistent with how the valuation allowance was initially established.
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
As a normal part of managing our air network, we routinely idle aircraft and engines temporarily for maintenance or to adjust network capacity. As a result of the reduction in air volumes, as of March 31, 2025, we had three aircraft temporarily idled for an average period of approximately eight months in order to better match capacity with current demand. Temporarily idled assets are classified as held-and-used, and we continue to record depreciation expense for these assets. We expect these aircraft to return to revenue service during 2025. We continue to evaluate possible retirements within our MD-11 fleet and during the remainder of 2025, we expect to retire three fully depreciated MD-11s from operational service.
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
Approximately $1.1 billion of our consolidated goodwill balance of $4.7 billion is represented by our Global Freight Forwarding, Roadie and Global Logistics and Distribution reporting units which, based on our annual impairment evaluation, exhibited a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. During the first quarter of 2025, our Mail Innovations reporting unit experienced cost increases inconsistent with our expectations due to increases in purchased transportation rates which resulted from the expiration of our previous contract with our primary vendor. We are evaluating additional vendors for this business. We are also addressing the revenue quality in the business. Depending on the outcome of these actions, our expectations for the future performance of this reporting unit could be materially affected. Approximately $295 million in goodwill is represented by our Mail Innovations reporting unit. Additionally, Frigo-Trans, which was acquired during the first quarter of 2025, will be reported as part of our Healthcare Logistics and Distribution ("HLD") reporting unit.
We continue to monitor all of our reporting units subsequent to the most recent annual test and, while we do not believe it is more likely than not that our reporting units' fair values are less than their carrying values as of March 31, 2025, challenging macroeconomic and uncertain geopolitical conditions, actual reporting unit performance, revisions to our forecasts of future performance or other factors, including market comparables, may negatively impact certain estimates and assumptions that we use in determining our reporting units' fair values. Such impacts may be more pronounced for reporting units whose fair values do not significantly exceed their carrying values. Any of these factors or a combination thereof could result in an impairment charge in one or more of our reporting units during a future period. We continue to monitor business performance and external factors affecting our reporting units.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended March 31,		Change
	2025	2024	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,520	1,590		(4.4)%
Deferred	866	1,047		(17.3)%
Ground	15,057	15,438		(2.5)%
Total Average Daily Package Volume	17,443	18,075		(3.5)%
Average Revenue Per Piece:
Next Day Air	$25.05	$23.12	$1.93	8.3%
Deferred	19.54	17.53	2.01	11.5%
Ground	11.47	11.07	0.40	3.6%
Total Average Revenue Per Piece	$13.06	$12.50	$0.56	4.5%
Operating Days in Period	62	63
Revenue (in millions):
Next Day Air	$2,361	$2,316	$45	1.9%
Deferred	1,049	1,156	(107)	(9.3)%
Ground	10,709	10,762	(53)	(0.5)%
Cargo and Other	341	32	309	965.6%
Total Revenue	$14,460	$14,266	$194	1.4%
Operating Expenses (in millions):
Operating Expenses	$13,481	$13,433	$48	0.4%
Non-GAAP adjustments to Operating Expenses
Transformation Strategy Costs	(32)	(9)	(23)	255.6%
Goodwill and Asset Impairment Charges	—	(5)	5	(100.0)%
Non-GAAP Adjusted Operating Expenses	$13,449	$13,419	$30	0.2%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$979	$833	$146	17.5%
Non-GAAP Adjusted Operating Profit	$1,011	$847	$164	19.4%
Operating Margin	6.8%	5.8%
Non-GAAP Adjusted Operating Margin	7.0%	5.9%
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
First quarter 2025 vs. 2024	(5.1)%	6.6%	(0.1)%	1.4%
Comparative results were impacted by one additional operating day in the first quarter of 2024. The growth in rates / product mix shown above includes the growth we experienced in our air cargo product during the first quarter of 2025, as air cargo under our contract with the USPS was fully onboarded during the fourth quarter of 2024. Air cargo is measured by dimensional weight, not on a per piece basis, and therefore does not impact the volume and revenue per piece discussions below. We expect revenue in the second quarter to be down due to planned volume decreases, partially offset by continued growth in air cargo.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased in line with our expectations for the quarter, driven by glide down of volume with our largest customer and challenging macroeconomic conditions. Decreases in residential volume were partially offset by an increase in commercial volume and continued volume growth from SMBs leveraging our Digital Access Program.
Business-to-consumer volume decreased 7.0%, as a result of the factors discussed above, with declines from both large customers and SMBs, partially offset by continued growth within our Digital Access Program.
Business-to-business volume increased 1.5%. Volume growth was driven by returns and increases across a number of sectors including healthcare and technology.
Within our Air products, average daily volume decreased 9.5%, driven by the continued execution under the contract terms with our largest customer, partially offset by increased demand from the healthcare and technology sectors.
Ground average daily volume decreased 2.5% driven by a decrease in residential volume of 5.7%, primarily due to pricing actions we took on lower yielding e-commerce customer volumes and the planned glide down from our largest customer. This decrease was partially offset by an increase in commercial volume of 2.0%, primarily driven by increases across certain large customers.

Revenue Per Piece
Revenue per piece increased 4.5% due to favorable trends in customer mix, base rates and package characteristics.
Revenue per piece from our Air and Ground products increased. In December 2024, we implemented an average 5.9% net increase in base and accessorial rates for both our Air and Ground products, which favorably impacted revenue per piece.

Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that adjusts weekly. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price.

Operating Expenses
Operating expenses and non-GAAP adjusted operating expenses increased for the quarter. The costs of operating our integrated air and ground network increased by approximately $110 million. These increases were partially offset by a decrease of approximately $60 million in pickup and delivery costs and a decrease in package sortation costs of approximately $20 million. These changes were primarily driven by:
•An increase in compensation and benefits expense which was driven by increased stops associated with insourcing the delivery of our Ground Saver product and the impact of wage rate increases for our union workforce.
•A reduction in purchased transportation expense driven by insourcing the delivery of our Ground Saver product.
•A reduction in expense due to the impact of one less operating day, average daily volume decrease of 3.5% and our Network Reconfiguration and Efficiency Reimagined initiatives.
Our non-GAAP adjusted operating expenses exclude the impact of transformation strategy costs which were $32 and $9 million within the U.S. Domestic Package segment in the first quarter of 2025 and 2024, respectively. Transformation strategy costs reflected within the U.S. Domestic Package segment during both periods were related to our Fit to Serve and Transformation 2.0 programs. The first quarter of 2025 also reflects transformation strategy costs related to our Network Reconfiguration and Efficiency Reimagined programs. Within these programs, we incurred compensation and benefits costs, as well as fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of transformation strategy costs excluded from our non-GAAP financial measures.
Cost per piece and non-GAAP adjusted cost per piece both increased 3.7% in the 2025 period. The increase in cost per piece was primarily driven by lower average daily volume, due primarily to the planned volume reductions from our largest customer as discussed above, which were not fully offset by the benefits of our cost saving initiatives. We anticipate cost per piece will show year-over-year growth in the second quarter.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Profit and Margin
As a result of the factors described above, operating profit increased $146 million, with operating margin increasing 100 basis points to 6.8%. Non-GAAP adjusted operating profit increased $164 million, with non-GAAP adjusted operating margin increasing 110 basis points to 7.0%. Non-GAAP adjusted operating profit excludes the impact of operating expense adjustments discussed above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended March 31,		Change
	2025	2024	$	%
Average Daily Package Volume (in thousands):
Domestic	1,575	1,503		4.8%
Export	1,771	1,621		9.3%
Total Average Daily Package Volume	3,346	3,124		7.1%
Average Revenue Per Piece:
Domestic	$7.90	$8.01	$(0.11)	(1.4)%
Export	31.37	32.80	(1.43)	(4.4)%
Total Average Revenue Per Piece	$20.32	$20.87	$(0.55)	(2.6)%
Operating Days in Period	62	63
Revenue (in millions):
Domestic	$771	$758	$13	1.7%
Export	3,444	3,350	94	2.8%
Cargo and Other	158	148	10	6.8%
Total Revenue	$4,373	$4,256	$117	2.7%
Operating Expenses (in millions):
Operating Expenses	$3,732	$3,600	$132	3.7%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	(13)	(24)	11	(45.8)%
Asset Impairment Charges	—	(2)	2	(100.0)%
Non-GAAP Adjusted Operating Expenses	$3,719	$3,574	$145	4.1%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$641	$656	$(15)	(2.3)%
Non-GAAP Adjusted Operating Profit	$654	$682	$(28)	(4.1)%
Operating Margin	14.7%	15.4%
Non-GAAP Adjusted Operating Margin	15.0%	16.0%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$(85)
Operating Expenses			75
Operating Profit			$(10)

(1)    Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
First quarter 2025 vs. 2024	5.1%	(1.0)%	0.6%	(2.0)%	2.7%
Comparative results were impacted by one less operating day in the first quarter of 2025. We expect overall revenue to decrease for the second quarter driven by uncertainty surrounding global trade policies and lower demand-related surcharges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume increased for the quarter, driven by increases in both our domestic and export products.
Domestic volume increased for the quarter driven primarily by growth within Canada as well as moderate growth across several European markets. Retail customers drove growth within Canada and increases across the European markets were largely driven by retail and professional services customers.
Export volume increased for the quarter driven primarily by growth in the intra-Europe and Asia trade lanes. The increases were slightly offset by declines in Canada to U.S. transborder trade, primarily as a result of changes in trade patterns. Improvements in the intra-Europe trade lanes were driven by volume growth from enterprise customers within the retail, healthcare and auto industries. Growth in the Asia to U.S. trade lanes was driven by increased SMB volumes primarily as a result of anticipated tariff changes.
Export premium products increased 10.4% for the quarter driven by Worldwide and Transborder Express products. Worldwide Express product volume increased as a result of accelerated U.S. inbound services in anticipation of tariff changes. Export non-premium product volumes increased 11.5%, primarily driven by Transborder Standard products from retail SMBs.
Revenue Per Piece
Total revenue per piece decreased 2.6% for the quarter primarily due to non-premium product growth outpacing premium products, decreases in demand related surcharges and unfavorable currency fluctuations. These decreases were partially offset by the impact of base rate increases. Currency had a negative impact of 190 basis points on revenue per piece. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Domestic revenue per piece decreased 1.4%, primarily due to unfavorable currency movements, partially offset by the impact of base and accessorial rate increases. Currency had a negative impact of 460 basis points on domestic revenue per piece.
Export revenue per piece decreased 4.4%, primarily due to non-premium product growth outpacing premium product growths and decreases in demand related surcharges, partially offset by the impact of base rate increases. Currency had a negative impact of 140 basis points on export revenue per piece.
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
Operating Expenses
Operating expenses increased for the quarter. Pickup and delivery expenses increased $87 million, driven by increased volumes and the impact of the implementation of weekend operations within Europe. Costs of operating our integrated air and ground network increased $40 million primarily due to increased air charters and block hours as we aligned our network to meet higher volume demands. This was partially offset by lower average fuel prices and the impact of currency movements.
Our non-GAAP adjusted operating expenses exclude the impact of activities associated with our transformation strategy, which were $13 and $24 million within the International Package segment in the first quarters of 2025 and 2024, respectively. Transformation strategy costs reflected within the International Package segment during both periods were related to our Fit to Serve program. The first quarter of 2025 also includes transformation strategy costs related to our Efficiency Reimagined program. Within these programs, we incurred compensation and benefits costs, as well as fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of transformation strategy costs excluded from our non-GAAP financial measures.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Profit and Margin
As a result of the factors described above, operating profit decreased $15 million for the quarter, with operating margin decreasing 70 basis points to 14.7%. Non-GAAP adjusted operating profit decreased $28 million and non-GAAP adjusted operating margin decreased 100 basis points to 15.0%.
During the quarter, we completed the liquidations of all operations in Russia. Substantially all of our operations in Ukraine remain indefinitely suspended. These actions have not had, and are not expected to have, a material impact on us.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenue (in millions):
Forwarding	$726	$1,280	$(554)	(43.3)%
Logistics	1,572	1,542	30	1.9%
Other SCS	415	362	53	14.6%
Total Revenue	$2,713	$3,184	$(471)	(14.8)%
Operating Expenses (in millions):
Operating Expenses	$2,667	$3,060	$(393)	(12.8)%
Transformation Strategy Costs	(13)	(13)	—	—%
Goodwill and Asset Impairment Charges	(39)	(41)	2	(4.9)%
Expense for Regulatory Matter	—	(40)	40	(100.0)%
Non-GAAP Adjusted Operating Expenses	$2,615	$2,966	$(351)	(11.8)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$46	$124	$(78)	(62.9)%
Non-GAAP Adjusted Operating Profit	$98	$218	$(120)	(55.0)%
Operating Margin	1.7%	3.9%
Non-GAAP Adjusted Operating Margin	3.6%	6.8%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$(47)
Operating Expenses			56
Operating Profit			$9
(1)    Amount represents the change in currency translation compared to the prior year.

	Three Months Ended March 31,		Change
	2025	2024	$	%
Non-GAAP adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Forwarding	$6	$7	$(1)	(14.3)%
Logistics	7	6	1	16.7%
Total Transformation Strategy Costs	13	13	—	—%
Goodwill and Asset Impairment Charges
Logistics	—	41	(41)	(100.0)%
Other SCS	39	—	39	N/A
Total Goodwill and Asset Impairment Charges	39	41	(2)	(4.9)%
Expense for Regulatory Matter
Other SCS	—	40	(40)	(100.0)%
Total Expense for Regulatory Matter	—	40	(40)	(100.0)%
Total non-GAAP Adjustments to Operating Expenses	$52	$94	$(42)	(44.7)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue in Supply Chain Solutions decreased for the quarter, primarily driven by the impact of the third quarter 2024 divestiture of Coyote within our Forwarding business. These reductions were partially offset by growth in Logistics and certain of our other businesses.
Within our Forwarding businesses revenue decreased $554 million for the quarter, primarily driven by the impact of the divestiture of Coyote, which contributed $563 million of revenue in the 2024 quarter. Revenue across our other Forwarding businesses was relatively flat.
Within our Logistics businesses, revenue increased $30 million for the quarter. Revenue in our mail services business increased $55 million, driven by rate increases, partially offset by revenue decreases in our other Logistics businesses.
Revenue from our other businesses within Supply Chain Solutions increased $53 million for the quarter. This was primarily driven by growth in our digital businesses, including a $38 million increase driven by volume growth at Roadie.
Operating Expenses
Total operating expenses and non-GAAP adjusted operating expenses within Supply Chain Solutions decreased for the quarter for the reasons described below.
Forwarding operating expenses, and non-GAAP adjusted operating expenses, decreased $548 million and $547 million respectively, driven by the impact of the divestiture of Coyote in the third quarter of 2024. Expenses in our freight forwarding businesses increased for the quarter, primarily due to higher market rates charged for third-party ocean transportation. Non-GAAP adjusted operating expense in our Forwarding business excludes expense related to financial systems and other projects undertaken as part of our transformation strategy as shown in the table above.
Logistics operating expenses increased $135 million for the quarter and, on a non-GAAP adjusted basis, increased $175 million for the quarter. Operating expenses in our Mail Innovations business increased $175 million primarily driven by higher purchased transportation rates which resulted from the expiration of our contract with our primary vendor. We are evaluating additional vendors for this business. We are also addressing the revenue quality in the business. Operating expenses within our other logistics businesses were relatively flat for the quarter. Non-GAAP adjusted operating expenses within Logistics in the first quarter of 2025 exclude the impact of $7 million primarily related to projects undertaken as part of our transformation strategy as described below. Non-GAAP adjusted operating expenses within Logistics in the first quarter of 2024 included a $41 million write-down related to certain trade names and $6 million related to projects undertaken as part of our transformation strategy as described below.
Expenses in our other Supply Chain Solutions businesses increased $20 million for the quarter and, on a non-GAAP adjusted basis, increased $21 million for the quarter. Within our digital businesses, operating expenses increased $21 million primarily driven by volume growth at Roadie. In the first quarter of 2025, non-GAAP adjusted operating expense in our other Supply Chain Solutions businesses excluded $39 million related to the impairment of certain assets related to a business within UPS Digital. In the first quarter of 2024, non-GAAP adjusted operating expense in these businesses excluded a $40 million impact related to a regulatory matter.
As discussed above, non-GAAP adjusted operating expenses within Supply Chain Solutions excluded the impact of transformation strategy costs, which were $13 million for the first quarters of 2025 and 2024. Transformation strategy costs reflected within Supply Chain Solutions during these periods are related to our Fit to Serve, Transformation 2.0 and Network Reconfiguration and Efficiency Reimagined programs. Within Transformation 2.0, we incurred costs related to financial system investments in Forwarding. Within Fit to Serve, we incurred severance costs as we right-size our business. Within Efficiency Reimagined, we incurred costs related to end-to-end process redesign. See Supplemental Information - Items Affecting Comparability for additional discussion of items excluded from our non-GAAP financial measures.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Profit and Margin
As a result of the factors described above, total operating profit decreased $78 million for the quarter, with operating margin decreasing 220 basis points to 1.7%. On a non-GAAP adjusted basis, operating profit decreased $120 million for the quarter with non-GAAP adjusted operating margin decreasing 320 basis points to 3.6%. Non-GAAP adjusted operating profit excludes the impact of operating expense adjustments discussed above. The macro environment is highly uncertain due to changing trade policies and tariff uncertainty, the eventual outcomes could result in pressure in some parts of our business.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,827	$11,639	$188	1.6%
Transformation Strategy Costs	(24)	(31)	7	(22.6)%
Non-GAAP Adjusted Compensation and Benefits	$11,803	$11,608	$195	1.7%

Repairs and maintenance	$732	$718	$14	1.9%
Depreciation and amortization	912	898	14	1.6%
Purchased transportation	2,730	3,246	(516)	(15.9)%
Fuel	1,058	1,060	(2)	(0.2)%
Other occupancy	607	564	43	7.6%
Other expenses	2,014	1,968	46	2.3%
Total Other Expenses	8,053	8,454	(401)	(4.7)%
Transformation Strategy Costs	(34)	(15)	(19)	126.7%
Goodwill and Asset Impairment Charges	(39)	(48)	9	(18.8)%
Expense for Regulatory Matter	—	(40)	40	(100.0)%
Non-GAAP Adjusted Total Other Expenses	$7,980	$8,351	$(371)	(4.4)%

Total Operating Expenses	$19,880	$20,093	$(213)	(1.1)%
Non-GAAP Adjusted Total Operating Expenses	$19,783	$19,959	$(176)	(0.9)%

Currency (Benefit) / Cost - (in millions)(1)			$(131)
(1)    Amount represents the change in currency translation compared to the prior year.

	Three Months Ended March 31,		Change
	2025	2024	$	%
Non-GAAP Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs:
Compensation	$3	$5	$(2)	(40.0)%
Benefits	21	26	(5)	(19.2)%
Other expenses	34	15	19	126.7%
Total Transformation Strategy Costs	58	46	12	26.1%
Goodwill and Asset Impairment Charges
Other expenses	39	48	(9)	(18.8)%
Total Asset Impairment Charges	39	48	(9)	(18.8)%
Expense for Regulatory Matter
Other expenses	—	40	(40)	(100.0)%
Total Expense for Regulatory Matter	—	40	(40)	(100.0)%
Total Non-GAAP Adjustments to Operating Expenses	$97	$134	$(37)	(27.6)%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Total compensation and benefits and non-GAAP adjusted total compensation and benefits increased for the quarter.
Compensation costs increased $235 million for the quarter, and on a non-GAAP adjusted basis increased $236 million for the quarter. The principal factors contributing to the overall increase were:
•Direct labor costs increased $274 million. Additional stops driven by the impact of insourcing our Ground Saver product increased direct labor costs by $298 million for the quarter. Wage rate growth increased $132 million driven by increased seniority within our union workforce, contractual wage rate increases for our U.S. union workforce and higher overtime. These increases were partially offset by the impact of decreases in volume, which reduced direct labor expense by $199 million. Growth in compensation expense is expected to be partially offset by the anticipated impact from workforce reductions as we execute on our Network Reconfiguration and Efficiency Reimagined initiatives.
•Management compensation costs decreased $29 million for the quarter due to lower overall headcount, partially offset by higher long-term incentive compensation expense, which was lower in the 2024 period.
Benefits costs decreased $47 million and on a non-GAAP adjusted basis decreased $41 million. The principal factors driving the change were:
•Pension and other postretirement benefits costs decreased $81 million. These reductions were driven by demographic updates and workforce reductions, a decrease in the cost of company-sponsored defined benefit plans, driven by lower service cost resulting from higher discount rates, and decreased expense for multiemployer plans.
•Accruals for paid time off, payroll taxes and other costs increased $23 million primarily due to the impact of insourcing our Ground Saver product.
•Health and welfare costs increased $18 million, driven by increased contributions to multiemployer plans as a result of contractually-mandated rate increases.
Non-GAAP adjusted operating expenses in both periods exclude the impact of costs incurred under our transformation strategy programs, Fit to Serve, Transformation 2.0 and Network Reconfiguration and Efficiency Reimagined, and primarily impacted other employee benefits expense and related payroll tax expense. Compensation and benefits expenses under these programs during the first quarter of 2025 were $24 million, a decrease of $7 million as compared to the same period of 2024. See Supplemental Information - Items Affecting Comparability for additional discussion of items excluded from our non-GAAP financial measures.
Repairs and Maintenance
Increased expense incurred for repairs and maintenance was driven by increased network usage.
Depreciation and Amortization
Depreciation and Amortization expense increased due to capital asset additions.
Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers decreased $516 million for the quarter. The decreases were primarily driven by a decrease of $468 million attributable to the impact of the disposition of Coyote in the third quarter of 2024, and a $344 million decrease relating to the impact of insourcing our Ground Saver product.
These decreases were partially offset by an increase of $182 million driven by higher rates in our mail services business and an increase of $108 million in our International Package segment expense, driven by higher volumes.
Fuel Expense
Fuel expense was relatively flat as decreases due to reduced rates for jet fuel, diesel and gasoline were largely offset by the impact of increases in air volumes. Market prices and the manner in which we purchase fuel influence our costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Occupancy
Other occupancy expense increased $43 million for the quarter, primarily due to increases in weather-related costs, primarily snow removal.
Other Expenses
Other expenses increased $46 million, and on a non-GAAP adjusted basis, increased $76 million. The principal factors contributing to the increases were:
•Commissions paid increased $48 million primarily due to growth in our Digital Access Program.
•Auto liability insurance increased $42 million driven by the unfavorable development of old claims.
•Expenses related to our airline operations increased $26 million, primarily due to increased flight activity.
•Claims expense increased $18 million due to an increase in the volume of customer claims.
These increases were offset in part by a decrease of $25 million in credit losses as a result of changes in the composition of our accounts receivable and improved customer collections, and a $32 million gain related to the sale of a property which we subsequently leased.
Non-GAAP adjusted operating expenses exclude the impact of:
•Transformation strategy costs of $34 million, an increase of $19 million compared to the first quarter of 2024.
•Goodwill and asset impairment charges of $39 million, a decrease of $9 million compared to the first quarter of 2024. During the quarter we recognized expense of $39 million related to the write down in the value of certain assets within one of our Supply Chain Solutions businesses. In 2024 we recognized expense of $48 million related to the impairment of trade names and software.
•In the first quarter of 2024 we incurred a $40 million expense related to a regulatory matter. We did not have any similar charges in the first quarter of 2025.
We expect to incur additional other expenses under our Fit to Serve, Transformation 2.0, Network Reconfiguration and Efficiency Reimagined programs during the remainder of 2025. See Supplemental Information - Items Affecting Comparability for additional discussion on the types, amounts and timing thereof.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income (Expense)
The following table sets forth investment income and other and interest expense for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Investment Income and Other	$79	$118	$(39)	(33.1)%
Goodwill and Asset Impairment Charges	19	—	19	N/A
Non-GAAP Adjusted Investment Income and Other	98	118	(20)	(16.9)%

Interest Expense	(222)	(195)	(27)	13.8%

Total Other Income (Expense)	$(143)	$(77)	$(66)	85.7%
Non-GAAP Adjusted Total Other Income (Expense)	$(124)	$(77)	$(47)	61.0%
Investment Income and Other
Investment income and other decreased by $39 million in the first quarter of 2025 compared to the 2024 period. Investment income in the 2025 period included a $19 million asset impairment charge related to an equity method investment. Excluding the impact of this asset impairment, non-GAAP adjusted investment income and other decreased $20 million due to a reduction in pension income partially offset by the change in foreign currency exchange rates relative to the prior year period. The reduction in pension income was driven by an increase in interest cost from overall plan growth and higher discount rates, slightly offset by higher expected returns on pension assets.
Interest Expense
Interest expense increased for the first quarter due to higher average outstanding debt balances and a decrease in capitalized interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Income Tax Expense	$336	$423	$(87)	(20.6)%
Income Tax Impact of:
Transformation Strategy Costs:
Transformation 2.0
Business Portfolio Review	—	1	(1)	(100.0)%
Financial Systems	4	4	—	—%
Transformation 2.0 Total	4	5	(1)	(20.0)%

Fit to Serve	4	6	(2)	(33.3)%

Network Reconfiguration and Efficiency Reimagined	6	—	6	N/A
Total Transformation Strategy Costs	14	11	3	27.3%
Goodwill and Asset Impairment Charges	9	13	(4)	(30.8)%
Expense for Regulatory Matter	—	—	—	N/A
Reversal of income tax valuation allowance	10	—	10	N/A
Non-GAAP Adjusted Income Tax Expense	$369	$447	$(78)	(17.4)%
Effective Tax Rate	22.1%	27.5%
Non-GAAP Adjusted Effective Tax Rate	22.5%	26.8%
For additional information on our income tax expense and effective tax rate, see note 16 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of March 31, 2025, we had $5.1 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures, pension contributions, planned acquisitions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Three Months Ended March 31,
	2025	2024
Net income	$1,187	$1,113
Non-cash operating activities (1)	1,173	1,308
Pension and postretirement medical benefit plan contributions (company-sponsored plans)	(67)	(50)
Hedge margin receivables and payables	—	(8)
Income tax receivables and payables	211	257
Changes in working capital and other non-current assets and liabilities	(219)	696
Other operating activities	33	—
Net cash from operating activities	$2,318	$3,316
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
Net cash from operating activities decreased $1.0 billion for the quarter, driven by:
•Higher incentive compensation payments.
•An increase in accounts receivable driven by higher pass-through tariffs, duties and taxes.
These factors were partially offset by a slight improvement in net income.
As of March 31, 2025, approximately $1.7 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts, strategic operating needs and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance our business operations, planned capital expenditures, pension contributions, planned acquisitions, transformation strategy costs, debt obligations and planned shareowner returns. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) from investing activities	$(1,355)	$1,566

Capital Expenditures:
Buildings, facilities and plant equipment	$(428)	$(327)
Aircraft and parts	(70)	(174)
Vehicles	(119)	(349)
Information technology	(259)	(185)
Total Capital Expenditures	$(876)	$(1,035)

Capital Expenditures as a % of revenue	4.1%	4.8%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$65	$13
Net (purchases) sales and maturities of marketable securities	$(56)	$2,646
Acquisitions, net of cash acquired	$(478)	$(44)
Other investing activities	$(10)	$(14)
For the three months ended March 31, 2025, total capital expenditures decreased compared to the 2024 period, primarily due to:
•Reduced spending on vehicles due to a focus on end-of-life replacements.
•Decreased aircraft expenditures driven by fewer deliveries and reduced aircraft payments during the quarter.
These decreases were partially offset by increased spending on buildings, facilities, plant equipment and information technology, as we execute our Network of the Future initiative.
Proceeds from the disposal of businesses, property, plant and equipment were higher primarily due to the impact of a real estate sale-lease back transaction executed during the quarter.
Changes in marketable securities were largely driven by the liquidation of our portfolio of $2.6 billion during 2024 to provide additional resources for short-term and strategic operating needs.
Cash paid for acquisitions in the 2025 period was primarily attributable to the acquisition of Frigo-Trans, and reacquired development area rights for The UPS Store. In the 2024 period, cash paid for acquisitions related to the purchase of development areas for The UPS Store.
We have commitments for pending acquisitions and for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement and enhancement of existing capacity and targeted growth. Our 2025 investment program anticipates investments in technology initiatives and enhanced network capabilities, including approximately $500 million of projects to support our environmental sustainability goals. It also provides for maintenance of buildings, facilities and equipment and replacement of certain aircraft within our fleet. We currently expect our capital expenditures will be approximately $3.5 billion in 2025, of which approximately 80 percent will be allocated to network enhancement projects and other technology initiatives. We regularly evaluate opportunities for cost effective financing of assets in order to reduce our capital spending. Future capital spending will depend on a variety of factors, including economic and industry conditions, and financing alternatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary sources (uses) of cash from financing activities were as follows (in millions, except per share data):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) from financing activities	$(2,313)	$(3,666)
Share Repurchases:
Cash paid to repurchase shares	$(1,000)	$—
Number of shares repurchased	(8.6)	—
Shares outstanding at period end	847	855
Dividends:
Dividends declared per share	$1.64	$1.63
Cash paid for dividends	$(1,348)	$(1,348)
Borrowings:
Net borrowings (repayments) of debt principal	$(7)	$(2,198)
Other Financing Activities:
Cash received for common stock issuances	$55	$54
Other financing activities	$(13)	$(174)
Capitalization:
Total debt outstanding at period end	$21,369	$20,013
Total shareowners' equity at period end	15,684	16,933
Total capitalization	$37,053	$36,946
We repurchased 8.6 million shares of class B common stock for $1.0 billion under our stock repurchase program during the first quarter of 2025. We do not currently anticipate further repurchases in 2025. We did not repurchase any shares under our stock repurchase program during the first quarter of 2024. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. In the first quarter of 2025, we increased our quarterly cash dividend to $1.64 per share, compared to $1.63 in the 2024 period.
Repayments of debt during the quarter consisted of $32 million of senior notes and finance lease obligations. We received $25 million in proceeds related to other financing arrangements during the first quarter of 2025. Repayments of debt in the 2024 period consisted of $2.2 billion of short- and long-term commercial paper as well as scheduled principal payments on our finance lease obligations. There were no issuances of debt during the first quarter of 2024.
As of March 31, 2025, we had $1.8 billion of fixed-rate senior notes outstanding that mature in 2025. We repaid $1.0 billion of these notes at maturity in April 2025 with cash from operations and intend to repay or refinance the remaining amounts when due. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt. Subsequent to March 31, 2025, we entered into six aircraft leases which we expect will be treated as finance leases.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Outstanding balance at quarter end ($)	Average balance outstanding ($)	Average interest rate
2025
USD	$—	$52	4.08%
Total	$—
As of March 31, 2025, we had no outstanding balances under our U.S. or European commercial paper programs.
Cash outflows from other financing activities decreased driven by lower tax withholdings on employee stock compensation as a result of previously disclosed changes to the payout structure of our management incentive award program. Cash outflows for this purpose were approximately $12 and $177 million for the three months ended March 31, 2025 and 2024, respectively.
Except as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
Sources of Credit
See note 9 to the unaudited, consolidated financial statements for a discussion of our available credit and the financial covenants that we are subject to as part of our credit agreements.
Contractual Commitments
There have been no material changes to the contractual commitments described in Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described below.
Purchase commitments represent contractual agreements for certain capital expenditures and pending acquisitions, that are legally binding, including contracts for aircraft, vehicles and facility construction projects. We continue to evaluate available financing alternatives with respect to our aircraft purchase commitments.
The following table summarizes the expected cash outflows to satisfy our total purchase commitments as of March 31, 2025 (in millions):

Commitment Type	2025(1)	2026	2027	2028	2029	After 2029(4)	Total
Purchase Commitments(2)(3)	$2,760	$2,277	$849	$200	$64	$668	$6,818
(1)    Purchase commitments for 2025 include amounts related to the pending acquisition of Estafeta. Completion of the acquisition is subject to customary closing conditions and regulatory approvals.
(2)    In addition to the purchase commitments presented above, during the second quarter of 2025, we entered into an agreement to acquire Andlauer Healthcare Group for approximately CAD $2.2 billion (USD $1.6 billion).
(3)    Subsequent to March 31, 2025, we entered into six new aircraft leases which we expect to be treated as finance leases. We expect the existing aircraft purchase commitments included above will decrease and be reflected as leases.
(4)    This includes a financing arrangement to be paid over 17 years.
For additional information on 2025 debt issuances and repayments, see note 9 to the unaudited, consolidated financial statements.
Legal Proceedings and Contingencies
See note 11 to the unaudited, consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities.

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
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	March 31, 2025	December 31, 2024
Currency Derivatives	$103	$283
As of March 31, 2025 and December 31, 2024, we had no outstanding commodity hedge positions.
The information concerning market risk in Item 7A under the caption "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2024 is incorporated herein by reference.
Our market risks, hedging strategies and financial instrument positions as of March 31, 2025 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. In the first quarter of 2025, we entered into foreign currency exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar, Hong Kong Dollar, and Chinese Renminbi and had forward contracts expire. The fair value changes between December 31, 2024 and March 31, 2025 in the preceding table are primarily due to foreign currency exchange rate fluctuations between those dates.
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
Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. As of March 31, 2025, we held no cash collateral and were not required to post any collateral with our counterparties under these agreements. We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Subsequently during April 2025, the Company deployed a new enterprise-wide general ledger and related technologies as part of a broader finance technology modernization program. As a result, the Company has made changes to its internal control over financial reporting to reflect the changes in its system environment and related processes.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
For a discussion of material legal proceedings affecting the Company, see note 11 to the unaudited, consolidated financial statements included in this report.
Item 1A.Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024. The occurrence of any of the risks described therein could materially affect us, including impacting our business, financial condition, results of operations, stock price or credit rating, as well as our reputation. These risks are not the only ones we face. We could also be materially adversely affected by other events, factors or uncertainties that are unknown to us, or that we do not currently consider to be material.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) A summary of repurchases of our class A and class B common stock during the first quarter of 2025 is as follows (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 - January 31, 2025	—	$—	—	$2,332
February 1 - February 28, 2025	7.4	115.36	7.4	1,482
March 1 - March 31, 2025	1.2	115.36	1.2	$1,332
Total January 1 - March 31, 2025	8.6	$115.36	8.6
(1) Includes shares repurchased through our publicly announced share repurchase programs and shares tendered to pay the exercise price and tax withholding on employee stock options.
In January 2023, the Board of Directors approved a share repurchase authorization of $5.0 billion for class A and class B common stock. We repurchased 8.6 million shares of class B common stock for $1.0 billion under an accelerated stock repurchase transaction during the three months ended March 31, 2025. As of March 31, 2025, we had $1.3 billion of this share repurchase authorization available.
For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.

Item 5.      Other Information
On May 7, 2025, the Compensation and Human Capital Committee of the Board of Directors of the Company approved special awards of time-based restricted stock units (“RSUs”) for certain of the Company’s employees, including RSUs at the following targeted values to the following individuals who were identified as “named executive officers” in the Company’s Proxy Statement on Schedule 14A filed on March 17, 2025: $1,125,571 for Brian Dykes; $1,274,094 for Nando Cesarone; $1,274,094 for Kate Gutmann; and $1,107,333 for Bala Subramanian. Each such RSU award will be effective on May 9, 2025 and will generally vest as follows: 25% on May 9, 2026; 25% on May 9, 2027; and 50% on May 9, 2028.
Insider Trading Arrangements and Policies
None.

Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on May 9, 2023).

10.1	—	UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions, effective as of May 7, 2025*

10.2	—	UPS Special Restricted Stock Unit Grant Terms and Conditions, effective as of May 7, 2025*

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL (included as Exhibit 101).

__________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	May 7, 2025	By:	/s/ BRIAN DYKES
Brian Dykes
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)