Form 10-Q
period 2025-06-30
UNITED PARCEL SERVICE INC
filed 2025-08-06
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025 or

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 111,526,738 Class A shares, and 736,042,904 Class B shares, with a par value of $0.01 per share, outstanding at July 21, 2025.

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: changes in general economic conditions in the U.S. or internationally, including as a result of changes in global trade policy and new or increased tariffs; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; our ability to attract and retain qualified employees; strikes, work stoppages or slowdowns by our employees; increased or more complex physical or operational security requirements; a significant cybersecurity incident, or increased data protection regulations; our ability to maintain our brand image and corporate reputation; impacts from global climate change; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; exposure to changing economic, political, regulatory and social developments in international and emerging markets; our ability to realize the anticipated benefits from acquisitions, dispositions, joint ventures or strategic alliances; the effects of changing prices of energy, including gasoline, diesel, jet fuel and other fuels, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to accurately forecast our future capital investment needs; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; our ability to manage insurance and claims expenses; changes in business strategy, government regulations or economic or market conditions that may result in impairments of our assets; potential additional U.S. or international tax liabilities; increasingly stringent regulations related to climate change; potential claims or litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.
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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2025 (unaudited) and December 31, 2024 (in millions)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$6,194	$6,112
Marketable securities	92	206
Accounts receivable, Net	10,430	10,871
Other current assets	2,134	2,121
Total Current Assets	18,850	19,310
Property, Plant and Equipment, Net	37,711	37,179
Operating Lease Right-Of-Use Assets	3,979	4,149
Goodwill	4,806	4,300
Intangible Assets, Net	3,356	3,064
Deferred Income Tax Assets	142	112
Other Non-Current Assets	2,079	1,956
Total Assets	$70,923	$70,070
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$920	$1,838
Current maturities of operating leases	724	733
Accounts payable	6,040	6,302
Accrued wages and withholdings	3,223	3,655
Self-insurance reserves	1,087	1,086
Accrued group welfare and retirement plan contributions	1,079	1,390
Other current liabilities	1,167	1,437
Total Current Liabilities	14,240	16,441
Long-Term Debt and Finance Leases	23,820	19,446
Non-Current Operating Leases	3,445	3,635
Pension and Postretirement Benefit Obligations	6,398	6,859
Deferred Income Tax Liabilities	3,489	3,595
Other Non-Current Liabilities	3,754	3,351
Shareowners' Equity:
Class A common stock (112 and 121 shares issued in 2025 and 2024, respectively)	2	2
Class B common stock (736 and 733 shares issued in 2025 and 2024)	7	7
Additional paid-in capital	84	136
Retained earnings	19,832	20,882
Accumulated other comprehensive loss	(4,175)	(4,309)
Deferred compensation obligations	4	7
Less: Treasury stock (0.1 shares in 2025 and 2024)	(4)	(7)
Total Equity for Controlling Interests	15,750	16,718
Noncontrolling interests	27	25
Total Shareowners' Equity	15,777	16,743
Total Liabilities and Shareowners' Equity	$70,923	$70,070

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$21,221	$21,818	$42,767	$43,524
Operating Expenses:
Compensation and benefits	11,626	11,503	23,453	23,142
Repairs and maintenance	755	734	1,487	1,452
Depreciation and amortization	936	887	1,848	1,785
Purchased transportation	2,522	3,273	5,252	6,519
Fuel	1,058	1,126	2,116	2,186
Other occupancy	544	492	1,151	1,056
Other expenses	1,958	1,859	3,972	3,827
Total Operating Expenses	19,399	19,874	39,279	39,967
Operating Profit	1,822	1,944	3,488	3,557
Other Income (Expense):
Investment income and other	78	137	157	255
Interest expense	(238)	(212)	(460)	(407)
Total Other Income (Expense)	(160)	(75)	(303)	(152)
Income Before Income Taxes	1,662	1,869	3,185	3,405
Income Tax Expense	379	460	715	883
Net Income	$1,283	$1,409	$2,470	$2,522
Basic Earnings Per Share	$1.51	$1.65	$2.91	$2.95
Diluted Earnings Per Share	$1.51	$1.65	$2.91	$2.94

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$1,283	$1,409	$2,470	$2,522
Change in foreign currency translation adjustment, net of tax	372	(58)	501	(183)
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	1	(1)
Change in unrealized gain (loss) on cash flow hedges, net of tax	(289)	3	(428)	76
Change in unrecognized pension and postretirement benefit costs, net of tax	30	29	60	59
Comprehensive Income	$1,396	$1,383	$2,604	$2,473

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions, unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$2,470	$2,522
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,848	1,785
Pension and postretirement benefit expense	514	518
Pension and postretirement benefit contributions	(921)	(150)
Self-insurance reserves	169	(39)
Deferred tax (benefit) expense	(84)	72
Stock compensation expense (benefit)	16	3
Other (gains) losses	64	166
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	540	1,526
Other assets	(140)	73
Accounts payable	(442)	(685)
Accrued wages and withholdings	(447)	137
Other liabilities	(909)	(619)
Other operating activities	(12)	—
Net cash from operating activities	2,666	5,309
Cash Flows From Investing Activities:
Capital expenditures	(1,999)	(1,968)
Proceeds from disposal of businesses, property, plant and equipment	91	28
Purchases of marketable securities	(90)	(52)
Sales and maturities of marketable securities	205	2,715
Acquisitions, net of cash acquired	(479)	(66)
Other investing activities	(6)	(4)
Net cash (used in) from investing activities	(2,278)	653
Cash Flows From Financing Activities:
Net change in short-term debt	—	(1,272)
Proceeds from long-term borrowings	4,153	2,785
Repayments of long-term borrowings	(1,062)	(1,508)
Purchases of common stock	(1,000)	—
Issuances of common stock	102	131
Dividends	(2,697)	(2,701)
Other financing activities	(15)	(202)
Net cash used in financing activities	(519)	(2,767)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	213	(72)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash, including cash classified within current assets held for sale	82	3,123
Less: net (increase) decrease in cash classified within current assets held for sale	—	10
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	82	3,113
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	6,112	3,206
End of period	$6,194	$6,319

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2025, and our results of operations and cash flows for the three and six months ended June 30, 2025 and 2024. The results reported in these unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Throughout the document, the terms "six months ended", "year-to-date period" and "first half" refer to the six months ended June 30.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximated fair value as of June 30, 2025 and December 31, 2024. The fair values of our marketable securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short- and long-term debt in note 9 and our derivative instruments in note 15. We apply a fair value hierarchy (Levels 1, 2 and 3) when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3).
Certain investments that do not have a readily determinable fair value are measured at net asset value ("NAV") using NAV as a practical expedient, or an equivalent developed consistent with the measurement principles in Accounting Standards Codification ("ASC") Topic 820. Assets that are measured using NAV as a practical expedient are excluded from the fair value hierarchy. For further discussion on these investments, see note 1 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Supplier Finance Programs
As part of our working capital management, certain financial institutions offer a Supply Chain Finance ("SCF") program to certain of our suppliers. During the six months ended June 30, 2025, there were no material changes to the SCF program described in note 1 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of June 30, 2025 and December 31, 2024, suppliers sold them $402 and $515 million, respectively, of our outstanding payment obligations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
Accounting pronouncements adopted during the periods covered by the unaudited, consolidated financial statements did not have a material impact in our consolidated financial position, results of operations, cash flows or internal controls.
In December 2023, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") to enhance tax-related disclosures. The ASU became effective for us beginning in the first quarter of 2025 and, beginning with our annual reporting, it will require more standardized categories for tax rate reconciliation and additional detail for significant tax items. It also requires a breakdown of income taxes paid by jurisdiction exceeding 5% of total taxes and removes certain disclosure requirements for unremitted foreign earnings and uncertain tax positions. The adoption of this ASU did not have a significant impact in our consolidated financial position, results of operations, cash flows or internal controls.
Accounting Standards Issued But Not Yet Effective
In November 2024, the FASB issued an ASU on expense disaggregation disclosures, which will require tabular disclosure in the notes to financial statements for specific expense categories. The standard becomes effective for us beginning with our 2027 annual report and for interim and annual periods thereafter. This ASU provides for additional expense disclosures. We are evaluating the impact to the presentation of consolidated income statements, disclosures and internal controls and do not expect this ASU to have a significant impact in our consolidated financial position or cash flows.
Other accounting pronouncements issued before, but not effective until after, June 30, 2025, are not expected to have a material impact in our consolidated financial position, results of operations, cash flows or internal controls.

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
Disaggregation of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Next Day Air	$2,293	$2,309	$4,654	$4,625
Deferred	1,024	1,107	2,073	2,263
Ground	10,484	10,703	21,193	21,465
Cargo and Other	282	82	623	114
U.S. Domestic Package	14,083	14,201	28,543	28,467

Domestic	830	770	1,601	1,528
Export	3,484	3,437	6,928	6,787
Cargo and Other	171	163	329	311
International Package	4,485	4,370	8,858	8,626

Forwarding	732	1,315	1,458	2,595
Logistics	1,476	1,546	3,048	3,088
Other	445	386	860	748
Supply Chain Solutions	2,653	3,247	5,366	6,431

Consolidated revenue	$21,221	$21,818	$42,767	$43,524

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Liabilities
During the six months ended June 30, 2025, there were no material changes to our accounting policy for contract assets and liabilities described in note 2 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Contract assets and liabilities as of June 30, 2025 and December 31, 2024 were as follows (in millions):

	Balance Sheet Location	June 30, 2025	December 31, 2024
Contract Assets:
Revenue related to in-transit packages	Other current assets	$272	$307

Contract Liabilities:
Short-term advance payments from customers	Other current liabilities	$15	$13
Long-term advance payments from customers	Other non-current liabilities	$55	$27
Accounts Receivable, Net
During the six months ended June 30, 2025, there were no material changes to our accounting policy for accounts receivable or how we estimate expected credit losses, as described in note 2 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Our allowance for credit losses as of June 30, 2025 and December 31, 2024 was $161 and $136 million, respectively. Amounts for credit losses charged to expense, before recoveries, during the three months ended June 30, 2025 and 2024 were $103 and $63 million, respectively, and during the six months ended June 30, 2025 and 2024 were $172 and $136 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. STOCK-BASED COMPENSATION
Pre-tax compensation expense (benefit) for equity-classified stock compensation awards recognized in Compensation and benefits in our statements of consolidated income for the three months ended June 30, 2025 and 2024 was $(5) and $30 million, respectively, and for the six months ended June 30, 2025 and 2024 was $16 and $3 million, respectively.
As of June 30, 2025 and December 31, 2024, UPS Management Incentive Award Program ("MIP") awards were classified as a compensation obligation within Accrued wages and withholdings in our consolidated balance sheets. Substantially all MIP awards are settled in cash, subject to participant elections. Cash payments related to the 2024 MIP and 2023 MIP are reflected as activity in Accrued wages and withholdings in our statements of consolidated cash flows for the six months ended June 30, 2025 and 2024, respectively.
During the six months ended June 30, 2025, there were no material changes to our stock-based compensation plans described in note 13 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described below.
Long-Term Incentive Performance Program ("LTIP")
On May 7, 2025, the Compensation and Human Capital Committee of the Board (the "Compensation Committee") approved the 2025 LTIP award performance targets and determined May 9, 2025 to be the award measurement date. Each target RPU awarded was valued at $94.07. The performance targets for the 2025 LTIP award are equally weighted between adjusted revenue growth and non-GAAP adjusted operating return on invested capital. The final number of RPUs earned will then be subject to adjustment based on total shareholder return relative to the Standard & Poor's 500 Index. Restricted performance units ("RPUs") that will be issued under the 2025 LTIP vest at the end of a three-year performance period, assuming continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). We determined the grant date fair value of the RPUs using a Monte Carlo model and recognize compensation expense (less estimated forfeitures) ratably over the vesting period, based on the number of awards expected to be earned.
The weighted-average assumptions used and the weighted-average fair values of the LTIP awards granted in 2025 and 2024 are as follows:

	2025	2024
Risk-free interest rate	3.86%	4.43%
Expected volatility	28.39%	27.02%
Weighted-average fair value of units granted	$94.52	$156.73
Share payout	98.13%	101.92%
There is no expected dividend yield as units earn dividend equivalents.
Restricted Units
On May 7, 2025, the Compensation Committee approved 0.4 million special awards of time-based restricted stock units ("RSUs") for certain of the Company’s employees, excluding the Chief Executive Officer. We determined the May 9, 2025 grant date fair value using the closing New York Stock Exchange ("NYSE") price of $95.89. The RSUs will generally vest as follows: 25% on May 9, 2026; 25% on May 9, 2027; and 50% on May 9, 2028. The awards issued under these programs are considered to be equity classified.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-Qualified Stock Options
On May 9, 2025, we granted 0.3 million stock options at an exercise price of $95.89, the NYSE closing price on that date.
The fair value of each option granted is estimated using a Black-Scholes option pricing model. The weighted-average assumptions used and the weighted-average fair values of options granted in 2025 and 2024 are as follows:

	2025	2024
Expected dividend yield	5.21%	3.96%
Risk-free interest rate	4.08%	4.25%
Expected life (in years)	6.11	6.13
Expected volatility	30.35%	28.94%
Weighted-average fair value of options granted	$18.72	$34.76

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. MARKETABLE SECURITIES AND NON-CURRENT INVESTMENTS
The following is a summary of marketable securities classified as trading and available for sale as of June 30, 2025 and December 31, 2024 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2025:
Current trading marketable securities:
Equity securities	$3	$—	$—	$3
Total trading marketable securities	3	—	—	3

Current available-for-sale securities:
U.S. government and agency debt securities	88	—	—	88
Corporate debt securities	1	—	—	1
Total available-for-sale marketable securities	89	—	—	89

Total current marketable securities	$92	$—	$—	$92

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2024:
Current trading marketable securities:
Equity securities	$3	$—	$—	$3
Total trading marketable securities	3	—	—	3

Current available-for-sale securities:
U.S. government and agency debt securities	165	—	(1)	164
Corporate debt securities	39	—	—	39
Total available-for-sale marketable securities	204	—	(1)	203

Total current marketable securities	$207	$—	$(1)	$206
Investment Impairments
We have concluded that no material impairment losses existed within marketable securities as of June 30, 2025. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturity Information
The amortized cost and estimated fair value of marketable securities as of June 30, 2025 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$89	$89
Due after one year through three years	—	—
Due after three years through five years	—	—
Due after five years	—	—
	89	89
Equity securities	3	3
	$92	$92
Non-Current Investments
We hold non-current investments that are reported within Other Non-Current Assets in our consolidated balance sheets. Cash paid for these investments is included in Other investing activities in our statements of consolidated cash flows.
•Equity method investments: Equity securities accounted for under the equity method had a carrying value of $251 and $304 million as of June 30, 2025 and December 31, 2024, respectively. During the first quarter of 2025, we recorded a $19 million asset impairment charge within Investment income and other in our statement of consolidated income related to an equity method investment. During the second quarter of 2025, we sold this equity method investment with a carrying value of $31 million in exchange for a promissory note.
•Other equity securities: Certain equity securities that do not have readily determinable fair values are reported in accordance with the measurement alternative in ASC Topic 321. Equity securities accounted for under the measurement alternative had a carrying value of $48 and $42 million as of June 30, 2025 and December 31, 2024. In connection with the divestiture of a business within UPS Digital during the second quarter of 2025, we received equity securities valued at $23 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
Marketable securities valued utilizing Level 1 inputs include most U.S. government debt securities, as these securities have quoted prices in active markets. Marketable securities valued utilizing Level 2 inputs include equity securities, and corporate bonds. These securities are valued using market corroborated pricing, matrix pricing or other models that utilize observable inputs such as yield curves.
The following table presents information about our investments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2025:
Marketable Securities:
U.S. government and agency debt securities	$88	$—	$—	$88
Corporate debt securities	—	1	—	1
Equity securities	—	3	—	3
Total marketable securities	88	4	—	92
Other non-current investments(1)	—	20	—	20
Total	$88	$24	$—	$112
(1)    Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024:
Marketable Securities:
U.S. government and agency debt securities	$164	$—	$—	$164
Corporate debt securities	25	14	—	39
Equity securities	—	3	—	3
Total marketable securities	189	17	—	206
Other non-current investments(1)	—	19	—	19
Total	$189	$36	$—	$225
(1)    Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	2025	2024
Vehicles	$11,958	$11,912
Aircraft	23,863	23,768
Land	2,139	2,104
Buildings	7,004	6,714
Building and leasehold improvements	5,749	5,601
Plant equipment	18,953	18,495
Technology equipment	2,866	2,735
Construction-in-progress	2,252	1,967
	74,784	73,296
Less: Accumulated depreciation and amortization	(37,073)	(36,117)
Property, Plant and Equipment, Net	$37,711	$37,179
Property, plant and equipment purchased on account was $279 and $227 million as of June 30, 2025 and December 31, 2024, respectively.
During the three months ended June 30, 2025, we recognized $29 million in non-cash additions to construction-in-progress and a corresponding increase in financing obligations.
Our Network of the Future initiative is intended to enhance our efficiency through automation and operational sort consolidation in our U.S. Domestic network. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and will lead to a reduction in the number of buildings, vehicles and aircraft in our network. As of June 30, 2025, we have incurred $37 million in accelerated depreciation and asset retirement obligations related to closed facilities and abandoned equipment. We are continuing to evaluate our network and it is reasonably possible that these plans will result in revisions to our estimates of the useful lives and salvage values of certain of our long-lived assets. Any revision to these plans could further accelerate depreciation expense and lead to the recognition of additional charges related to early retirements in future periods. For additional information, see note 17 to the unaudited, consolidated financial statements.
There were no material impairment charges for the six months ended June 30, 2025 or 2024. We will continue to monitor our long-lived asset groups for impairment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost for our company-sponsored pension and postretirement benefit plans for the three and six months ended June 30, 2025 and 2024 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2025	2024	2025	2024	2025	2024
Three Months Ended June 30:
Service cost	$282	$310	$4	$5	$9	$11
Interest cost	680	644	27	27	16	17
Expected return on assets	(778)	(772)	(2)	(1)	(21)	(21)
Amortization of prior service cost	39	39	—	—	1	—
Net periodic benefit cost	$223	$221	$29	$31	$5	$7

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2025	2024	2025	2024	2025	2024
Six Months Ended June 30:
Service cost	$563	$620	$8	$10	$18	$22
Interest cost	1,359	1,288	54	54	32	34
Expected return on assets	(1,555)	(1,543)	(3)	(2)	(41)	(42)
Amortization of prior service cost	78	77	—	—	1	—
Net periodic benefit cost	$445	$442	$59	$62	$10	$14
Service cost and the remaining components of net periodic benefit cost are presented within Compensation and benefits and Investment income and other, respectively, in our statements of consolidated income.
Our Network of the Future initiative is intended to enhance our efficiency through automation and operational sort consolidation in our U.S. Domestic network. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future. In connection therewith, during the first half of 2025 we closed daily operations at 74 leased and owned buildings, 68 of which have been permanently closed. We continue to evaluate expected changes in volume and may identify additional buildings for closure, which we expect would result in further reductions in our operational workforce. In addition, in July 2025, we offered a voluntary separation program to all full-time drivers in the United States. At this time we are unable to estimate the full impact of this program in our consolidated financial position, results of operations or cash flows. However, we expect to incur costs associated with contractual termination benefits and certain U.S. pension and postretirement benefit plan obligations and assets may be subject to remeasurement at an interim date. We are not yet able to estimate the timing and will continue to monitor the impact of these uncertainties on our projected benefit obligation in accordance with ASC Topic 715. For additional information, see note 17 to the unaudited, consolidated financial statements.
During the six months ended June 30, 2025, we contributed $765 and $156 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We expect to contribute approximately $410 and $22 million over the remainder of the year to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025 and December 31, 2024, we had $799 and $804 million, respectively, recorded in Other Non-Current Liabilities in our consolidated balance sheets and $9 million as of both June 30, 2025 and December 31, 2024 recorded in Other current liabilities in our consolidated balance sheets associated with our previous withdrawal from the New England Teamsters and Trucking Industry Pension Fund. This liability is payable in equal monthly installments over a remaining term of approximately 37 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of June 30, 2025 and December 31, 2024 was $654 and $651 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
As of December 31, 2024, we had $19 million recorded in Other current liabilities in our consolidated balance sheets associated with our 2024 withdrawal from the District 9 International Association of Machinists and Aerospace Workers Pension Trust. The withdrawal liability was settled on April 1, 2025.
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
The value of our estimate for future coordinating benefits will continue to be influenced by a number of factors, including interpretations of law, future legislative actions, actuarial assumptions and the ability of the CSPF to sustain its long-term commitments. Actual events may result in a change in our best estimate of the projected benefit obligation. We will continue to assess the impact of these uncertainties in accordance with ASC Topic 715.
Collective Bargaining Agreements
We have approximately 300,000 employees in the U.S. employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters which runs through July 31, 2028.
We have approximately 11,000 employees in Canada employed under a collective bargaining agreement with the Teamsters ("Teamsters Canada") that expired July 31, 2025. Since May 2025, the Company and Teamsters Canada have been negotiating in good faith for the terms of a new agreement. Following these negotiations, Teamsters Canada will submit the Company’s offer for a new agreement to an employee ratification vote. In the event the new agreement is not ratified, there will be an opportunity to continue the negotiation process. No assurances can be provided as to the timing of the ratification of a new agreement or whether a failed ratification vote would result in a material adverse effect on our business, financial position, results of operations, or liquidity.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of June 30, 2025 and December 31, 2024 (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
December 31, 2024:	$847	$487	$2,966	$4,300
Acquired	—	—	339	339
Currency / Other	—	29	138	167
June 30, 2025:	$847	$516	$3,443	$4,806
During the six months ended June 30, 2025:
•We recorded an increase in goodwill of $339 million as a part of the purchase accounting allocation for our January 2025 acquisition of Frigo-Trans and Biotech & Pharma Logistics ("Frigo-Trans").
•The remaining changes were due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
Frigo-Trans is reported in Supply Chain Solutions as part of our Healthcare Logistics and Distribution ("HLD") reporting unit.
For each of our reporting units, we continue to monitor the impact of macroeconomic conditions and business performance on our estimates of fair value. We completed our annual goodwill impairment evaluation as of July 1, 2024 on a reporting unit basis. As of June 30, 2025, none of our reporting units had indications that an impairment was more likely than not. Approximately $1.2 billion of our consolidated goodwill balance of $4.8 billion is represented by our Global Freight Forwarding, Roadie and Global Logistics and Distribution reporting units which, based on our most recent annual impairment evaluation, are exhibiting a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods.
During the first quarter of 2025, our Mail Innovations reporting unit experienced cost increases higher than our expectations due to increases in purchased transportation rates, resulting from the expiration of a contract with our primary vendor. These cost increases began to dissipate in the second quarter as we started utilizing alternative vendors. In the second quarter of 2025, we also took action to address the revenue quality in this business, and experienced improvements therein. Depending on the outcome of these actions, our expectations for the future performance of this reporting unit could be materially affected. Approximately $295 million in goodwill is represented by our Mail Innovations reporting unit included in Supply Chain Solutions.
Actual reporting unit performance, revisions to our forecasts of future performance, market factors, changes in global trade policy, changes in estimates or assumptions in future impairment testing, or a combination thereof could result in an impairment charge in one or more of our reporting units during a future period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of intangible assets as of June 30, 2025 and December 31, 2024 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2025:
Capitalized software	$6,405	$(4,381)	$2,024
Licenses	89	(28)	61
Franchise rights	387	(64)	323
Customer relationships	877	(254)	623
Trade name	110	(31)	79
Trademarks, patents and other	372	(131)	241
Amortizable intangible assets	$8,240	$(4,889)	$3,351
Indefinite-lived intangible assets	5	—	5
Total Intangible Assets	$8,245	$(4,889)	$3,356
December 31, 2024:
Capitalized software	$6,088	$(4,159)	$1,929
Licenses	30	(12)	18
Franchise rights	348	(55)	293
Customer relationships	677	(206)	471
Trade name	109	(26)	83
Trademarks, patents and other	369	(103)	266
Amortizable intangible assets	$7,621	$(4,561)	$3,060
Indefinite-lived intangible assets	4	—	4
Total Intangible Assets	$7,625	$(4,561)	$3,064
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. For the three months ended June 30, 2025, there were no material impairment charges for finite-lived intangible assets. For the six months ended June 30, 2025, we recorded impairment charges of $33 million ($25 million after tax) within Other Expenses in our statement of consolidated income. These charges primarily consisted of software impairment charges related to a business within UPS Digital.
For the six months ended June 30, 2024, we recorded impairment charges of $48 million ($35 million after tax) within Other Expenses in our statement of consolidated income. These charges represented trade name and capitalized software license impairments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2025	2024
Fixed-rate senior notes:
3.900% senior notes	$—	2025	$—	$1,000
2.400% senior notes	500	2026	500	499
3.050% senior notes	1,000	2027	997	997
3.400% senior notes	750	2029	748	748
2.500% senior notes	400	2029	398	398
4.450% senior notes	750	2030	746	746
4.650% senior notes	500	2030	498	—
4.875% senior notes	900	2033	895	895
5.150% senior notes	900	2034	894	894
5.250% senior notes	1,250	2035	1,240	—
6.200% senior notes	1,500	2038	1,486	1,486
5.200% senior notes	500	2040	494	495
4.875% senior notes	500	2040	492	492
3.625% senior notes	375	2042	369	369
3.400% senior notes	500	2046	492	492
3.750% senior notes	1,150	2047	1,138	1,138
4.250% senior notes	750	2049	743	743
3.400% senior notes	700	2049	690	689
5.300% senior notes	1,250	2050	1,232	1,232
5.050% senior notes	1,100	2053	1,083	1,083
5.500% senior notes	1,100	2054	1,087	1,087
5.950% senior notes	1,250	2055	1,232	—
5.600% senior notes	600	2064	590	590
6.050% senior notes	1,000	2065	985	—
Floating-rate senior notes:
Floating-rate senior notes	1,944	2049-2075	1,921	1,755
Debentures:
7.620% debentures	276	2030	279	279
Pound Sterling notes:
5.500% notes	91	2031	91	83
5.125% notes	624	2050	594	544
Euro senior notes:
1.625% senior notes	820	2025	820	731
1.000% senior notes	586	2028	584	521
1.500% senior notes	586	2032	584	521
Finance lease obligations (see note 10)	516	2025-2118	516	455
Facility notes and bonds	320	2029-2045	320	320
Other debt	2	2025-2026	2	2
Total debt	$24,990		$24,740	$21,284
Less: current maturities			(920)	(1,838)
Long-term debt			$23,820	$19,446

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. There was no commercial paper outstanding as of June 30, 2025 or December 31, 2024. The amount of commercial paper outstanding under these programs in the remainder of 2025 is expected to fluctuate.

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
Debt Issuances
On May 14, 2025, we issued four series of notes in the principal amounts of $500 million, $1.3 billion, $1.3 billion and $1.0 billion. These notes bear interest at 4.650%, 5.250%, 5.950% and 6.050%, respectively, and mature on October 15, 2030, May 14, 2035, May 14, 2055 and May 14, 2065, respectively. Interest on the notes is payable semi-annually, beginning October 15, 2025 with respect to the 4.650% notes due October 15, 2030 and November 14, 2025 with respect to each other series of notes. Each series of notes is callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of scheduled payments of principal and interest, plus accrued and unpaid interest.
On May 20, 2025, we issued floating rate senior notes with a principal balance of $171 million. These notes bear interest at a rate equal to the compounded Secured Overnight Financing Rate ("SOFR") less 0.350% per year and mature on June 1, 2075. Interest on the notes is payable quarterly, beginning September 1, 2025. These notes are callable at various times after 30 years at a stated percentage of par value and are redeemable at the option of the note holders at various times after one year at a stated percentage of par value.
Other Arrangements
During the six months ended June 30, 2025, we entered into 14 new aircraft leases. The structure of this arrangement required a parent company guarantee of approximately $980 million. For additional information, see note 10 to the unaudited, consolidated financial statements.
During the six months ended June 30, 2025, we entered into a real estate transaction for the development of a facility and recognized a financing obligation included in Other Non-Current Liabilities of $54 million. The financing liability will increase as construction progresses.
Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion, and expires on November 24, 2025. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of June 30, 2025 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, may be used at our discretion.
The second agreement provides revolving credit facilities of $2.0 billion, and expires on November 25, 2029. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of June 30, 2025 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.
If the credit ratings established by Standard & Poor's and Moody's differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate.
There were no amounts outstanding under these facilities as of June 30, 2025.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. As of June 30, 2025, and for all prior periods presented, we have satisfied these financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions, to 10% of net tangible assets. As of June 30, 2025, 10% of net tangible assets was equivalent to $4.8 billion and we had $39 million in covered sale-leaseback transactions and no secured indebtedness (as defined in the applicable agreements) outstanding. We do not expect these covenants to have a material impact on our liquidity.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, was approximately $24.0 and $20.3 billion as of June 30, 2025 and December 31, 2024, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
We recognize a right-of-use asset and lease obligation for all leases greater than twelve months, inclusive of renewal or purchase options that are reasonably certain to be exercised. In the first half of 2025, we entered into a sale-leaseback transaction involving a new lease asset class, data centers, and elected to account for the lease and non-lease components separately. For all other lease arrangements, we account for lease and non-lease components as a single lease component.
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
We also have long-term finance leases for aircraft that we operate. In the second quarter 2025, we entered into fourteen new aircraft leases, two of which commenced upon delivery during the second quarter of 2025 and are accounted for as finance leases. We expect the remaining leases to also be accounted for as finance leases. These transactions represent $117 million of noncash investing and financing activities.
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
The components of lease expense for the three and six months ended June 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$232	$231	$463	$462
Finance lease costs:
Amortization of assets	27	31	62	66
Interest on lease obligations	5	5	12	10
Total finance lease costs	32	36	74	76
Variable lease costs	118	78	190	154
Short-term lease costs	207	192	419	391
Total lease costs(1)	$589	$537	$1,146	$1,083
(1)    This table excludes sublease income as it was not material for the three and six months ended June 30, 2025 and 2024.
In addition to the lease costs in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. We recognized certain immaterial impairments, primarily within our Supply Chain Solutions businesses, during the three and six months ended June 30, 2025. There were no impairments recognized during the three or six months ended June 30, 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to leases and location within our consolidated balance sheets is as follows (in millions):

	June 30, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	$3,979	$4,149

Current maturities of operating leases	$724	$733
Non-current operating leases	3,445	3,635
Total operating lease obligations	$4,169	$4,368

Finance Leases:
Property, plant and equipment, net	$826	$657

Current maturities of long-term debt, commercial paper and finance leases	$98	$104
Long-term debt and finance leases	418	351
Total finance lease obligations	$516	$455
Supplemental cash flow information related to leases is as follows (in millions):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$472	$448
Operating cash flows from finance leases	7	10
Financing cash flows from finance leases	58	58

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$107	$232
Finance leases	236	23
Maturities of lease obligations as of June 30, 2025 were as follows (in millions):

	Finance Leases	Operating Leases
2025	$61	$419
2026	102	834
2027	69	717
2028	62	548
2029	52	424
Thereafter	315	2,037
Total lease payments	661	4,979
Less: Imputed interest	(145)	(810)
Total lease obligations	516	4,169
Less: Current obligations	(98)	(724)
Long-term lease obligations	$418	$3,445
As of June 30, 2025, we had $1.5 billion of additional leases which had not commenced and are expected to commence later in 2025 through 2027. These leases primarily related to aircraft that will commence when delivered. Other leases will commence when we are granted access to the property, such as when leasehold improvements are completed or a certificate of occupancy is obtained.

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
The Company previously received a letter from the San Bernardino County District Attorney’s Office, in cooperation with certain other California District Attorneys, notifying the Company of an investigation into alleged violations with respect to the management and disposal of hazardous waste in California. Following discussions with those parties, the Company settled this matter for an immaterial amount and without admitting or denying the accusations.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Noncontrolling Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol "UPS". Class A and B shares both have a $0.01 par value and, as of June 30, 2025, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of June 30, 2025, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling interests accounts for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Class A Common Stock:
Balance at beginning of period	$2	$2	$2	$2
Stock award plans	—	—	—	—
Common stock issuances	—	—	—	—
Conversions of class A to class B common stock	—	—	—	—
Class A shares issued at end of period	$2	$2	$2	$2
Class B Common Stock:
Balance at beginning of period	$7	$7	$7	$7
Common stock purchases	—	—	—	—
Conversions of class A to class B common stock	—	—	—	—
Class B shares issued at end of period	$7	$7	$7	$7
Additional Paid-In Capital:
Balance at beginning of period	$—	$—	$136	$—
Stock award plans	(4)	15	35	(103)
Common stock purchases	—	—	(262)	—
Common stock issuances	87	121	183	239
Other	1	—	(8)	—
Balance at end of period	$84	$136	$84	$136
Retained Earnings:
Balance at beginning of period	$19,939	$20,681	$20,882	$21,055
Net income	1,283	1,409	2,470	2,522
Dividends ($1.64 and $1.63 per share for the three months ended June 30, 2025 and 2024, respectively, and $3.28 and $3.26 per share for the six months ended June 30, 2025 and 2024, respectively) (1)	(1,390)	(1,398)	(2,782)	(2,812)
Common stock purchases	—	—	(738)	—
Other (2)	—	—	—	(73)
Balance at end of period	$19,832	$20,692	$19,832	$20,692
Noncontrolling Interests:
Balance at beginning of period	$24	$24	$25	$8
Change in non-controlling interest	3	(1)	2	15
Balance at end of period	$27	$23	$27	$23
(1)    The dividend per share amount is the same for both class A and class B common stock. Dividends include $41 and $45 million for the three months ended June 30, 2025 and 2024, respectively, and $85 and $111 million for the six months ended June 30, 2025 and 2024, respectively that were settled in shares of class A common stock.
(2)    Includes adjustments related to certain stock-based awards.
In January 2023, the Board of Directors approved a share repurchase authorization for $5.0 billion of class A and class B common stock. This share repurchase authorization has no expiration date. We repurchased 8.6 million shares of class B common stock for $1.0 billion under the share repurchase program during the six months ended June 30, 2025. We did not repurchase any shares under the share repurchase program during the six months ended June 30, 2024.
As of June 30, 2025, we had $1.3 billion available under the share repurchase authorization. We do not anticipate further share repurchases in 2025.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We recognize activity in other comprehensive income (loss) for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as hedges of cash flows and unrecognized pension and postretirement benefit costs. The activity in accumulated other comprehensive income (loss) was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of period	$(1,457)	$(1,373)	$(1,586)	$(1,248)
Translation adjustment (net of tax effect of $4 and $(3) for the three months ended June 30, 2025 and 2024, respectively, and $3 for each of the six months ended June 30, 2025 and 2024, respectively)	372	(58)	501	(183)
Balance at end of period	(1,085)	(1,431)	(1,085)	(1,431)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of period	—	(3)	(1)	(2)
Current period changes in fair value (net of tax effect of $0 and $0)	—	—	1	(1)
Balance at end of period	—	(3)	—	(3)
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	(48)	(3)	91	(76)
Current period changes in fair value (net of tax effect of $(91) and $11 for the three months ended June 30, 2025 and 2024, respectively, and $(121) and $44 for the six months ended June 30, 2025 and 2024, respectively)	(288)	38	(384)	141
Reclassification to earnings (net of tax effect of $(1) and $(10) for the three months ended June 30, 2025 and 2024, respectively, and $(14) and $(20) for the six months ended June 30, 2025 and 2024, respectively )	(1)	(35)	(44)	(65)
Balance at end of period	(337)	—	(337)	—
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(2,783)	(2,402)	(2,813)	(2,432)
Reclassification to earnings (net of tax effect of $10 and $10 for the three months ended June 30, 2025 and 2024, respectively, and $19 and $18 for the six months ended June 30, 2025 and 2024, respectively)	30	29	60	59
Balance at end of period	(2,753)	(2,373)	(2,753)	(2,373)
Accumulated other comprehensive income (loss) at end of period	$(4,175)	$(3,807)	$(4,175)	$(3,807)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from accumulated other comprehensive income (loss) to the statements of consolidated income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in
	2025	2024	2025	2024	the Income Statement
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	$(2)	$(2)	$(3)	$(3)	Interest expense
Foreign currency exchange contracts	4	47	61	88	Revenue
Income tax (expense) benefit	(1)	(10)	(14)	(20)	Income tax expense
Impact on net income	1	35	44	65	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(40)	(39)	(79)	(77)	Investment income and other
Income tax (expense) benefit	10	10	19	18	Income tax expense
Impact on net income	(30)	(29)	(60)	(59)	Net income
Total amount reclassified for the period	$(29)	$6	$(16)	$6	Net income

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
International Package
International Package operations include delivery to more than 200 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or destination outside the United States. International Package includes our operations in Europe, the Indian sub-continent, Middle East and Africa ("EMEAI"), Canada and Latin America (together "Americas") and Asia.
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
The CODM regularly reviews segment-level expense details which include compensation, benefits and purchased transportation when assessing operating segment performance. These expense categories represent the primary metrics used by the CODM to assess segment performance. For the Domestic Package segment, compensation and benefits are evaluated separately, whereas for the International Package segment, these categories are assessed in aggregate. Beginning with the quarter ended June 30, 2025, purchased transportation expense for the Domestic Package segment was no longer provided to the CODM when assessing the operating segment's performance.
Certain expenses are allocated between the segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the second quarter of 2025.
As we operate an integrated, global multimodal network, we evaluate many of our capital expenditure decisions at a network level. Accordingly, expenditures on property, plant and equipment by segment are not presented.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Results of operations for the three and six months ended June 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S. Domestic Package:
Revenue	$14,083	$14,201	$28,543	$28,467
Less:
Compensation	4,903	4,796	10,001	9,668
Benefits	4,180	4,171	8,349	8,351
Other segment items(1)	4,084	4,246	8,298	8,627
U.S. Domestic Operating profit/(loss)	$916	$988	$1,895	$1,821

International Package:
Revenue	$4,485	$4,370	$8,858	$8,626
Less:
Compensation and benefits	995	920	1,952	1,864
Purchased transportation	944	811	1,849	1,609
Other segment items(1)	1,874	1,921	3,744	3,779
International Operating profit/(loss)	$672	$718	$1,313	$1,374

Reconciliation of revenue:
Total U.S. Domestic Package and International Package Revenue	$18,568	$18,571	$37,401	$37,093
Other revenues(2)	2,653	3,247	5,366	6,431
Total Consolidated Revenue	$21,221	$21,818	$42,767	$43,524

Reconciliation of segment operating profit to income before income taxes:
Total U.S. Domestic Package and International Package Operating profit/(loss)	$1,588	$1,706	$3,208	$3,195
Other profit/(loss)(2)	234	238	280	362
Other pension income (expense)	38	67	75	134
Investment income and other	40	70	82	121
Interest expense	(238)	(212)	(460)	(407)
Total Consolidated Income Before Income Taxes	$1,662	$1,869	$3,185	$3,405
(1)    Other segment items for each reportable segment include purchased transportation (applicable only to our U.S Domestic segment), repairs and maintenance, depreciation and amortization, fuel, other occupancy, and allocated costs for our air network, information services, and general and administrative service expenses.
(2)    Revenue and Operating profit/(loss) from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions. These operating segments include our Forwarding, Logistics and other businesses.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amounts of depreciation and amortization by reportable segment disclosed for the three and six months ended June 30, 2025 and 2024 are included within the other segment items captions in the table above. These totals are presented after applying activity-based costing methods to allocate expenses between segments as noted above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization
U.S. Domestic Package	$636	$593	$1,259	$1,196
International Package	209	199	411	395
Other depreciation and amortization(1)	91	95	178	194
Consolidated Depreciation and Amortization	$936	$887	$1,848	$1,785
(1)    Depreciation and amortization from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions. These operating segments include our Forwarding, Logistics and other businesses.
Assets by reportable segment as of June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	2025	2024
Segment Assets
U.S. Domestic Package	$37,441	$38,657
International Package	19,250	18,300
Other assets(1)	11,427	9,850
Unallocated assets(2)	2,805	3,263
Consolidated Assets	$70,923	$70,070
(1)    Assets from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions. These operating segments include our Forwarding, Logistics and other businesses.
(2)    Unallocated assets are comprised primarily of cash held by our centralized investment entity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per-share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$1,283	$1,409	$2,470	$2,522
Denominator:
Weighted-average shares	847	856	848	855
Vested portion of restricted shares	—	—	1	1
Denominator for basic earnings per share	847	856	849	856
Effect of dilutive securities:
Stock options	—	1	—	1
Denominator for diluted earnings per share	847	857	849	857
Basic earnings per share(1)	$1.51	$1.65	$2.91	$2.95
Diluted earnings per share(1)	$1.51	$1.65	$2.91	$2.94
(1)    Earnings per share is computed using unrounded amounts.
Diluted earnings per share for the three months ended June 30, 2025 and 2024 excluded the effect of 1.7 and 0.5 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Antidilutive shares of common stock for the six months ended June 30, 2025 and 2024 were 1.1 and 0.5 million, respectively.

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
As of June 30, 2025 and December 31, 2024, we did not hold any cash collateral and no collateral was required to be posted with our counterparties.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of June 30, 2025 and December 31, 2024, the notional amounts of our outstanding derivative positions were as follows (in millions):

		June 30, 2025	December 31, 2024
Currency hedges:
Euro	EUR	3,138	3,222
British Pound Sterling	GBP	463	536
Canadian Dollar	CAD	1,672	1,623
Hong Kong Dollar	HKD	4,388	4,160
Chinese Renminbi	CNH	7,693	6,065
As of June 30, 2025 and December 31, 2024, we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in our consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in our consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in our consolidated balance sheets had we elected to apply the right of offset as of June 30, 2025 and December 31, 2024 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$14	$157	$—	$152
Foreign currency exchange contracts	Other non-current assets	Level 2	2	134	—	131
Total Asset Derivatives			$16	$291	$—	$283

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$119	$5	$105	$—
Foreign currency exchange contracts	Other non-current liabilities	Level 2	172	3	170	—
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	1	—	1	—
Total Liability Derivatives			$292	$8	$276	$—
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in our consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of June 30, 2025 and December 31, 2024 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	June 30, 2025	June 30, 2025	December 31, 2024	December 31, 2024
Long-term debt and finance leases	$279	$4	$279	$4
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains (losses) that have been recognized in our statements of consolidated income for fair value and cash flow hedges, as well as the associated gain (loss) for the underlying hedged item for fair value hedges for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2025			2024
	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	$—	$(2)	$—	$—	$(2)	$—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	4	—	—	47	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$4	$(2)	$—	$47	$(2)	$—

	Six Months Ended June 30,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2025			2024
	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	$—	$(3)	$—	$—	$(3)	$—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	61	—	—	88	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$61	$(3)	$—	$88	$(3)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains (losses) that have been recognized in AOCI for the three and six months ended June 30, 2025 and 2024 for those derivatives designated as cash flow hedges (in millions):

Three Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2025	2024
Foreign currency exchange contracts	$(379)	$49
Total	$(379)	$49

Six Months Ended June 30:
Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2025	2024
Foreign currency exchange contracts	$(505)	$185
Total	$(505)	$185
As of June 30, 2025, there were $112 million of pre-tax losses related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending June 30, 2026. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 3 years.
The following table indicates the amount of gains (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three and six months ended June 30, 2025 and 2024 for those instruments designated as net investment hedges (in millions):

Three Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2025	2024
Foreign currency denominated debt	$(189)	$18
Total	$(189)	$18

Six Months Ended June 30:
Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2025	2024
Foreign currency denominated debt	$(270)	$84
Total	$(270)	$84
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts recorded in our statements of consolidated income related to fair value changes and settlements of foreign currency forward contracts not designated as hedges for the three and six months ended June 30, 2025 and 2024 (in millions) were as follows:

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2025	2024
Three Months Ended June 30:
Foreign currency exchange contracts	Investment income and other	$(5)	$1
Total		$(5)	$1

Six Months Ended June 30:
Foreign currency exchange contracts	Investment income and other	$(9)	$(4)
Total		$(9)	$(4)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES
Our effective tax rate for the three months ended June 30, 2025 decreased to 22.8% compared to 24.6% in the same period of 2024 (22.4% year to date compared to 25.9% in 2024). The year-over-year decrease in our effective tax rate in the quarter and year-to-date periods was driven by the valuation allowance release discussed below, prior year share-based compensation shortfalls, prior year unfavorable changes in uncertain tax positions and non-deductible expenses related to regulatory matters that did not recur in the current period.
As of December 31, 2024, we maintained a full valuation allowance of $105 million against our U.S. capital loss deferred tax asset. Each quarter, we assess the available positive and negative evidence to determine whether it is more likely than not that the capital losses will be realized. As of June 30, 2025, we have released $18 million of valuation allowance as a result of net capital gains incurred year to date and expected from the planned building disposals discussed in note 17 to the unaudited, consolidated financial statements. We believe there is a reasonable possibility that within the next 12 months additional positive evidence of capital gain generation may become available that would result in the release of an amount of additional valuation allowance and a corresponding decrease to income tax expense. The exact timing and amount of any valuation release are subject to change as we continue to evaluate our network.
In July 2025, the One Big Beautiful Bill Act was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its effect in our consolidated financial statements, which we expect to begin reflecting in our consolidated financial statements in the three months ending September 30, 2025.

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
The table below presents transformation strategy costs for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Transformation Strategy Costs:
Compensation and benefits	$50	$20	$74	$51
Total Other expenses	24	7	58	22
Total Transformation Strategy Costs	$74	$27	$132	$73

Income Tax Benefit from Transformation Strategy Costs	(17)	(6)	(31)	(17)
After-Tax Transformation Strategy Costs	$57	$21	$101	$56
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
Accruals for separation costs of $57 and $45 million were included in our consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. During the first half of 2025, we made payments of $49 million and accrued additional separation costs of $61 million, including separation costs related to a recently announced voluntary separation program with a separation date as of June 30, 2025 available to certain of our non-union employees. An additional $51 million of separation costs is expected to be incurred for the remaining participants in this voluntary separation program over the employees' remaining term of service through the second quarter of 2026.
Other costs incurred in furtherance of our transformation strategy are primarily related to fees paid to third-party service providers and are not incurred as a result of restructuring, exit or disposal activities and as period costs, do not give rise to restructuring, exit or disposal liabilities.
The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Transformation strategy costs during the periods presented related to our Transformation 2.0, Fit to Serve, and Network Reconfiguration and Efficiency Reimagined programs. Total costs by program are shown in the table below for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Transformation Strategy Costs:
Transformation 2.0
Business portfolio review	$(18)	$(10)	$(18)	$(5)
Financial systems	15	13	31	29
Transformation 2.0 total	(3)	3	13	24

Fit to Serve	9	24	28	49

Network Reconfiguration and Efficiency Reimagined	68	—	91	—
Total Transformation Strategy Costs	$74	$27	$132	$73
Transformation 2.0: Based on a number of factors including evaluating efficiencies previously gained, and in connection with changes in 2020, we identified and reprioritized certain then-current and future investments, including additional investments in our workforce, portfolio of businesses and technology (such projects, collectively, "Transformation 2.0"). Specifically, we identified opportunities to reduce spans and layers of management, began a review of our business portfolio and identified opportunities to invest in certain technologies, including financial reporting and certain schedule, time and pay systems, to reduce global indirect operating costs, provide better visibility, and reduce reliance on legacy systems and coding languages. As of June 30, 2025, our remaining efforts under Transformation 2.0 include initiatives related to our financial systems. Previously completed initiatives within Transformation 2.0 are described in note 18 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, we have incurred $811 million of costs as part of Transformation 2.0. Transformation 2.0 initiatives are expected to conclude during 2025 with anticipated remaining costs of approximately $75 million primarily related to completion of our technology initiatives. Costs associated with Transformation 2.0 have primarily consisted of compensation and benefit costs related to reductions in our workforce and fees paid to third-party consultants. These technology initiatives are expected to provide enhanced reporting quality for both internal and external purposes in part through simplification and standardization of data to better enable migration into cloud-based tools and automation, including transitioning general ledger, consolidation, and planning tools along with U.S. payroll from older programs and software supporting our freight forwarding business. These efforts are expected to reduce the need for future investments; and we began realizing benefits during the second quarter of 2025.
Fit to Serve: During 2023, we began our "Fit to Serve" initiative, which is intended to right-size our business for the future through a workforce reduction of approximately 14,000 positions and create a more efficient operating model to enhance responsiveness to changing market dynamics. As of June 30, 2025, we have incurred total costs of $444 million and anticipate that we will incur additional costs of approximately $20 million under Fit to Serve. Fit to Serve is expected to conclude in 2025.
Network Reconfiguration and Efficiency Reimagined: As previously disclosed, our Network of the Future initiative is intended to enhance the efficiency of our network through automation and operational sort consolidation in our U.S. Domestic network. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and has led and will continue to lead to consolidations of our facilities and workforce as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration. In connection therewith, we expect to reduce our operational workforce by approximately 20,000 positions. During the second quarter of 2025, we closed daily operations at 74 leased and owned buildings, 68 of which have been permanently closed. We continue to review expected changes in volume in our integrated air and ground network to identify additional buildings for closure.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Network Reconfiguration and Efficiency Reimagined programs, we expect to exclude between $400 and $650 million in non-GAAP adjusted expense during 2025, related primarily to third-party consulting fees, employee separation benefits and certain programmatic expenses. We expect the costs associated with these actions may increase should we determine to close additional buildings. In addition, we believe that workforce reductions may require a remeasurement of certain U.S. pension and postretirement benefit plan obligations and assets during 2025. We are not yet able to estimate the timing of potential impact of such an event. As of June 30, 2025, we have incurred costs related to these programs of $126 million. We have begun to realize the expected benefits from these programs and, as previously disclosed, expect to achieve $3.5 billion in savings from these programs in 2025.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. ACQUISITIONS AND DISPOSITIONS
In January 2025, we acquired Frigo-Trans, an industry-leading, complex healthcare logistics provider based in Germany. The acquisition is expected to increase our complex cold-chain logistics capabilities internationally.
During 2025, we also acquired franchise development areas for The UPS Store, which are recorded as intangible assets within Supply Chain Solutions.
The aggregate purchase price of all acquisitions during the six months ended June 30, 2025 was approximately $479 million, net of cash acquired. Acquisitions were funded using cash from operations.
The estimated fair values of assets acquired and liabilities assumed are subject to change based on completion of our purchase accounting. Certain items, including property, plant and equipment, and our estimates of tax positions, are preliminary as of June 30, 2025. The preliminary purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

2025
Cash and cash equivalents	$5
Accounts receivable	20
Other current assets	1
Property, plant and equipment	84
Operating lease right-of-use assets	18
Goodwill	339
Intangible assets(1)	186
Other non-current assets	1
Current maturities of operating leases	(4)
Accounts payable and other current liabilities	(18)
Non-current operating lease	(14)
Deferred income tax liabilities	(46)
Other non-current liabilities	(88)
Total purchase price	$484
(1)    Includes $40 million for acquisitions of development areas for The UPS Store.
Goodwill recognized upon acquisition of approximately $339 million is attributable to expected synergies from future growth, and has been assigned to Supply Chain Solutions. Goodwill acquired is not expected to be deductible for income tax purposes.
Intangible assets acquired of approximately $186 million are primarily comprised of $142 million of customer relationships (amortized over a weighted average of 15 years). Other intangible assets acquired include franchise rights, licenses and trade names. The carrying value of accounts receivable approximates fair value.
In the second quarter of 2025, we completed the divestiture of a business within UPS Digital. In connection with this divestiture, we recorded a pre-tax gain of $20 million ($14 million after tax) during the three months ended June 30, 2025. The gain was recognized within Other Expenses in the statement of consolidated income.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We continue to execute our Customer First, People Led and Innovation Driven strategy to grow in the most attractive parts of the market including healthcare, small and medium-sized businesses ("SMBs") and International.
During the second quarter and first half of 2025, we took several steps in furtherance of this strategy, including continuing our deliberate shift in our business to increase our focus on higher yielding volume. As previously disclosed, we have entered into an agreement with our largest customer that provides for reductions in the volume they ship with us, relative to 2024, by more than 50% by June 2026. Through the first half of 2025, this volume glide-down proceeded as planned, and in the second half 2025, we expect to accelerate the year-over-year pace of decline to close to 30%.
Also as previously disclosed, in the first half of 2025 we insourced our former SurePost product, using the UPS network for final mile delivery, and have since replaced it with Ground Saver, a new domestic economy service meant to complement our array of products used by our customers. The insourcing of this product pressured our operating results in both the second quarter and first half of 2025 as pickup and delivery costs were higher than last year. During the second quarter of 2025, we took pricing actions to manage Ground Saver volume and we are working to continue to reduce our costs related to this product.
In the first half of 2025, we completed the previously announced acquisition of Frigo-Trans and Biotech & Pharma Logistics ("Frigo-Trans"), an industry-leading, complex healthcare logistics provider based in Germany. The acquisition has increased our complex cold-chain logistics capabilities internationally. As previously disclosed, in the second quarter of 2025, we entered into an agreement to acquire Andlauer Healthcare Group ("AHG"), a leading North American supply chain management company that offers customized third-party logistics and specialized cold chain transportation solutions for the healthcare sector. This acquisition is expected to close in late 2025, subject to customary regulatory reviews and approvals.
As previously disclosed, our Network of the Future initiative is intended to enhance the efficiency of our network through automation and operational sort consolidation in our U.S. Domestic network. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and has led and will continue to lead to consolidations of our facilities and workforce as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration. In connection therewith, we expect to reduce our operational workforce by approximately 20,000 positions. During the second quarter of 2025, we closed daily operations at 74 leased and owned buildings, 68 of which have been permanently closed. We continue to review expected changes in volume in our integrated air and ground network to identify additional buildings for closure.
In connection with the Network Reconfiguration and Efficiency Reimagined programs, we expect to exclude between $400 and $650 million in non-GAAP adjusted expense during 2025, related primarily to third-party consulting fees, employee separation benefits and certain programmatic expenses. We expect the costs associated with these actions may increase should we determine to close additional buildings. In addition, we believe that workforce reductions may require a remeasurement of certain U.S. pension and postretirement benefit plan obligations and assets during 2025. We are not yet able to estimate the timing of potential impact of such an event. As of June 30, 2025, we have incurred costs related to these programs of $126 million. We have begun to realize the expected benefits from these programs and, as previously disclosed, expect to achieve $3.5 billion in savings from these programs in 2025.
In addition, we have incurred and expect to continue to incur other costs and benefits associated with our Network Reconfiguration programs and anticipated lower volumes, including early asset retirement, lease related costs and gains from the sale of properties. It is our intention to exit or abandon leases, sell property and transfer or dispose of equipment associated with closed facilities. During the first half of 2025, we incurred $37 million in accelerated depreciation and asset retirement obligations related to closed facilities and abandoned equipment and $34 million in gains on sale of properties. We expect the costs associated with these actions may increase should we determine to close additional buildings.
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Our financial results for both the second quarter and year-to-date periods of 2025 reflect the impact of a complex macro environment, driven by evolving trade policies, as well as the significant strategic actions we are taking. Our global package operations experienced volume declines during the second quarter and year-to-date periods of 2025 due to our strategic execution of planned volume declines from our largest customer and our revenue quality efforts, partially offset by volume growth in all regions of our International business. Overall declines in package volume in both periods were largely offset by growth in revenue per piece due to pricing actions and changes in customer and product mix. Revenue in our global small package operations during the second quarter and year-to-date periods of 2025 benefited from growth in air cargo revenue as we fully onboarded volume under our contract with the U.S. Postal Service ("USPS") during the fourth quarter of 2024.

Global trade policy changes including pending and enacted tariffs and the de minimis exclusions took effect during the second quarter of 2025 and resulted in shifting trade lane volumes, particularly reducing volumes on our China to U.S. lane, pressuring our International segment margins during the second quarter. Partially offsetting this decline was growth on other trade lanes, including from China to the rest of the world and the rest of the world into the U.S.
Supply Chain Solutions revenue decreased in both the second quarter and year-to-date periods of 2025, driven by the impact of the third quarter 2024 divestiture of Coyote and declines in Mail Innovations, Air and Ocean Forwarding, partially offset by growth in certain of our healthcare and digital businesses.
During the second quarter and first half of 2025, we continued to return cash to shareholders. We completed our previously announced $1.0 billion of share repurchases in the first half of 2025 and paid dividends of $1.64 per share and $3.28 per share in the second quarter and year-to-date periods of 2025, respectively.
The macro environment is highly uncertain due to changing trade policies and tariff uncertainty. As a global carrier, the eventual outcomes could result in pressure in some parts of our business and create new opportunities in others.
Highlights of our consolidated results, which are discussed in more detail below, include:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenue (in millions)	$21,221	$21,818	$(597)	(2.7)%	$42,767	$43,524	$(757)	(1.7)%
Operating Expenses (in millions)	19,399	19,874	(475)	(2.4)%	39,279	39,967	(688)	(1.7)%
Operating Profit (in millions)	$1,822	$1,944	$(122)	(6.3)%	$3,488	$3,557	$(69)	(1.9)%
Operating Margin	8.6%	8.9%			8.2%	8.2%
Net Income (in millions)	$1,283	$1,409	$(126)	(8.9)%	$2,470	$2,522	$(52)	(2.1)%
Basic Earnings Per Share	$1.51	$1.65	$(0.14)	(8.5)%	$2.91	$2.95	$(0.04)	(1.4)%
Diluted Earnings Per Share	$1.51	$1.65	$(0.14)	(8.5)%	$2.91	$2.94	$(0.03)	(1.0)%

Operating Days	64	64			126	127
Average Daily Package Volume (in thousands)	19,741	20,933		(5.7)%	20,257	21,065		(3.8)%
Average Revenue Per Piece	$14.34	$13.68	$0.66	4.8%	$14.28	$13.71	$0.57	4.2%

•Average daily package volume in our global small package operations decreased in both the quarter and year-to-date periods driven by our strategic execution of planned volume declines from our largest customer and pricing actions taken on certain e-commerce customers, as well as challenging macroeconomic conditions. The overall decreases in the U.S. Domestic Package segment in both the second quarter and year-to-date periods were partially offset by growth in SMB volume; consolidated volume declines were partially offset by growth in all regions of the International Package segment.
•Revenue declined in both the quarter and year-to-date periods, driven by the impact of the third quarter 2024 divestiture of Coyote, which contributed $539 million of revenue in the second quarter of 2024 ($1.1 billion year to date in 2024), our strategic execution of planned volume declines from our largest customer, and macroeconomic conditions. These reductions were partially offset by increases in air cargo revenue in our global small package operations and the impact of revenue quality efforts.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•Operating expenses decreased in both the quarter and year-to-date periods, driven by decreases in purchased transportation and fuel expenses, primarily attributable to the impact of the 2024 divestiture of Coyote and the insourcing of our Ground Saver product. These decreases were partially offset by increases in compensation and benefits and other costs associated with pick up and delivery expenses driven by the insourcing of our Ground Saver Product and increases in purchased transportation rates within Mail Innovations.
•Operating profit and operating margin decreased for the quarter (flat year to date) primarily due to lower volumes in the U.S. Domestic Package segment, increased pickup and delivery expense related to insourcing our Ground Saver product and shifting international trade lanes related to trade policy challenges, partially offset by the impact of revenue quality efforts.
•We reported quarterly net income of $1.3 billion and diluted earnings per share of $1.51 ($2.5 billion and $2.91 per share, year to date). Non-GAAP adjusted diluted earnings per share for the quarter were $1.55 ($3.04 per share, year to date) after adjusting for the after-tax impacts of:
◦transformation strategy costs of $57 million, or $0.08 per diluted share, in the second quarter ($101 million, or $0.12 per diluted share, year to date);
◦gain on divestiture of $15 million, or ($0.02) per diluted share, in both the second quarter and year to date;
◦the reversal of an income tax valuation allowance of $13 million, or ($0.02) per diluted share, in the second quarter ($23 million, or ($0.03) per diluted share, year to date); and
◦goodwill and asset impairment charges of $49 million, or $0.06 per diluted share, in the year-to-date period.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Non-GAAP adjusted amounts reflect the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Adjustments	2025	2024	2025	2024
Operating Expenses:
Transformation Strategy Costs:
Transformation 2.0
Business Portfolio Review	$(18)	$(10)	$(18)	$(5)
Financial Systems	15	13	31	29
Transformation 2.0 Total	(3)	3	13	24

Fit to Serve	9	24	28	49

Network Reconfiguration and Efficiency Reimagined	68	—	91	—
Total Transformation Strategy Costs	74	27	132	73
Gain on Divestiture	(20)	—	(20)	—
Goodwill and Asset Impairment Charges	—	—	39	48
Expense for Regulatory Matter	—	5	—	45
One-Time Payment for International Regulatory Matter	—	88	—	88
Total Adjustments to Non-GAAP Operating Expenses	$54	$120	$151	$254

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other Income and (Expense):
Goodwill and Asset Impairment Charges	$—	$—	$19	$—
One-Time Payment for Int'l Regulatory Matter	—	6	—	6
Total Adjustments to Non-GAAP Other Income and (Expense)	$—	$6	$19	$6

Total Adjustments to Non-GAAP Income Before Income Taxes	$54	$126	$170	$260

Income Tax (Benefit) Expense:
Transformation Strategy Costs:
Transformation 2.0
Business Portfolio Review	$(5)	$(2)	$(5)	$(1)
Financial Systems	4	3	8	7
Transformation 2.0 Total	(1)	1	3	6

Fit to Serve	2	5	6	11

Network Reconfiguration and Efficiency Reimagined	16	—	22	—
Total Transformation Strategy Costs	17	6	31	17
Gain on Divestiture	(5)	—	(5)	—
Goodwill and Asset Impairment Charges	—	—	9	13
Reversal of Income Tax Valuation Allowance	13	—	23	—
Total Adjustments to Non-GAAP Income Tax (Benefit) Expense	$25	$6	$58	$30

Total Adjustments to Non-GAAP Net Income	$29	$120	$112	$230

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The income tax impacts of these items are calculated at the statutory tax rates applicable in each tax jurisdiction.
We supplement the presentation of operating profit, operating margin, other income and (expense), income before income taxes, net income and earnings per share with non-GAAP financial measures that exclude the impact of the following:
Transformation Strategy Costs
We exclude the impact of charges related to activities within our transformation strategy. Our transformation strategy activities have spanned several years and are designed to fundamentally change the spans and layers of our organization structure, processes, technologies and the composition of our business portfolio. Our transformation strategy includes initiatives within our Transformation 2.0, Fit to Serve, and Network Reconfiguration and Efficiency Reimagined programs. Various circumstances have precipitated these initiatives, including identification and prioritization of investments, developments and changes in competitive landscapes, inflationary pressures, consumer behaviors, and other factors including post-COVID normalization and volume diversions attributed to our 2023 labor negotiations.
Our transformation strategy includes the following programs and initiatives:
Transformation 2.0: Based on a number of factors including evaluating efficiencies previously gained, and in connection with changes in 2020, we identified and reprioritized certain then-current and future investments, including additional investments in our workforce, portfolio of businesses and technology (such projects, collectively, "Transformation 2.0"). Specifically, we identified opportunities to reduce spans and layers of management, began a review of our business portfolio and identified opportunities to invest in certain technologies, including financial reporting and certain schedule, time and pay systems, to reduce global indirect operating costs, provide better visibility, and reduce reliance on legacy systems and coding languages. As of June 30, 2025, our remaining efforts under Transformation 2.0 include technology initiatives related to our financial systems. Previously completed initiatives within Transformation 2.0 are described in Supplemental Information - Items Affecting Comparability in our Annual Report on Form 10-K for the year ended December 31, 2024. Costs associated with Transformation 2.0 have primarily consisted of compensation and benefit costs related to reductions in our workforce and fees paid to third-party consultants. As of June 30, 2025, we have incurred $811 million of costs as part of Transformation 2.0, with anticipated remaining costs of approximately $75 million primarily related to completion of our technology initiatives. We expect any remaining costs to be incurred during 2025. These technology initiatives are expected to provide enhanced reporting quality for both internal and external purposes in part through simplification and standardization of data to better enable migration into cloud-based tools and automation, including transitioning general ledger, consolidation, and planning tools along with U.S. payroll from older programs and software supporting our freight forwarding business. These efforts are expected to reduce the need for future investments and we began realizing benefits therefrom during the second quarter of 2025.
Fit to Serve: In 2023, a number of factors, including macroeconomic headwinds and volume diversion resulting from our labor negotiations with the International Brotherhood of Teamsters, contributed to volume declines in our U.S. Domestic Package business. In addition, our International Package and Supply Chain Solutions businesses were also negatively impacted by a number of challenging macroeconomic conditions during 2023. In response to these factors, we undertook our Fit to Serve initiative with the intent to right-size our business to create a more efficient operating model that was more responsive to market dynamics through a workforce reduction of approximately 14,000 positions, primarily within management. As of June 30, 2025, we have incurred total costs of $444 million under Fit to Serve, which primarily consist of benefit costs related to reductions in our workforce. We expect to incur remaining costs of approximately $20 million in 2025 as a part of this initiative, which should be complete in 2025. We have achieved savings of approximately $1.0 billion through this program via reductions in our compensation and benefit expense.
Network Reconfiguration and Efficiency Reimagined: As previously disclosed, our Network of the Future initiative is intended to enhance the efficiency of our network through automation and operational sort consolidation in our U.S. Domestic network. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and has led and will continue to lead to consolidations of our facilities and workforce as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration. In connection therewith, we expect to reduce our operational workforce by approximately 20,000 positions. During the second quarter of 2025, we closed daily operations at 74 leased and owned buildings, 68 of which have been permanently closed. We continue to review expected changes in volume in our integrated air and ground network to identify additional buildings for closure.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In connection with the Network Reconfiguration and Efficiency Reimagined programs, we expect to exclude between $400 and $650 million in non-GAAP adjusted expense during 2025, related primarily to third-party consulting fees, employee separation benefits and certain programmatic expenses. We expect the costs associated with these actions may increase should we determine to close additional buildings. In addition, we believe that workforce reductions may require a remeasurement of certain U.S. pension and postretirement benefit plan obligations and assets during 2025. We are not yet able to estimate the timing of potential impact of such an event. As of June 30, 2025, we have incurred costs related to these programs of $126 million. We have begun to realize the expected benefits from these programs and, as previously disclosed, expect to achieve $3.5 billion in savings from these programs in 2025.
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
In addition, we have incurred and expect to continue to incur other costs and benefits associated with our Network Reconfiguration programs and anticipated lower volumes, including early asset retirement, lease related costs and gains from the sale of properties. It is our intention to exit or abandon leases, sell property and transfer or dispose of equipment associated with closed facilities. During the first half of 2025, we incurred $37 million in accelerated depreciation and asset retirement obligations related to closed facilities and abandoned equipment and $34 million in gains on sale of properties. We expect the costs associated with these actions may increase should we determine to close additional buildings.
For more information regarding transformation strategy costs, see note 17 to the unaudited, consolidated financial statements.
Goodwill and Asset Impairment Charges
We exclude the impact of goodwill and asset impairment charges, including impairments of certain long-lived assets and equity method investments, which we do not consider when evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards. For more information regarding goodwill and asset impairment charges, see note 5 and note 8 to the unaudited, consolidated financial statements.
Expense for Regulatory Matter
We exclude the impact of a charge to settle a regulatory matter that we consider to be unrelated to our ongoing operations and that we do not expect to recur. For more information regarding this matter, see note 10 in our Annual Report on Form 10-K for the year ended December 31, 2024.
One-Time Payment for International Regulatory Matter
We exclude the impact of a payment to settle an international tax regulatory matter from the second quarter of 2024. We do not believe this payment was a component of our ongoing operations and we do not expect this or similar payments to recur. For more information regarding this matter, see note 10 in our Annual Report on Form 10-K for the year ended December 31, 2024.
Gain and Losses Related to Divestitures
We exclude the impact of gains (or losses) related to the divestiture of certain businesses. We do not consider these transactions when evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards. For more information regarding gains and losses related to divestitures, see note 18 to the unaudited, consolidated financial statements.
Reversal of Income Tax Valuation Allowance
We previously recorded non-GAAP adjustments for transactions that resulted in capital loss deferred tax assets not expected to be realized. We now expect a portion of these capital losses to be realized in future periods. We supplement our presentation with non-GAAP measures that exclude the impact of subsequent changes in the valuation allowances against these deferred tax assets as we believe such treatment is consistent with how the valuation allowance was initially established. For more information regarding the reversal of this income tax valuation allowance, see note 16 to the unaudited, consolidated financial statements.

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
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates would directly impact the amount of expense allocated to each segment and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, or as necessary to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the second quarter of 2025.
As a normal part of managing our air network, we routinely idle aircraft and engines temporarily for maintenance or to adjust network capacity. As of June 30, 2025, we had five aircraft temporarily idled for an average period of approximately eight months in order to better match capacity with current demand. Temporarily idled assets are classified as held-and-used, and we continue to record depreciation expense for these assets. We expect these aircraft to return to revenue service during the second half of 2025. During the second quarter of 2025, we retired two fully depreciated MD-11s from operational service. We continue to evaluate possible retirements within our fleet and expect to retire one fully depreciated MD-11 from operational service in the second half of 2025.
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
Approximately $1.2 billion of our consolidated goodwill balance of $4.8 billion is represented by our Global Freight Forwarding, Roadie and Global Logistics and Distribution reporting units which, based on our July 1, 2024 annual impairment evaluation, exhibited a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. During the first quarter of 2025, our Mail Innovations reporting unit experienced cost increases higher than our expectations due to increases in purchased transportation rates, resulting from the expiration of a contract with our primary vendor. These cost increases began to dissipate in the second quarter of 2025 as we started utilizing alternative vendors. In the second quarter of 2025, we also took action to address the revenue quality in this business, and experienced improvements therein. Depending on the outcome of these actions, our expectations for the future performance of this reporting unit could be materially affected. Approximately $295 million in goodwill is represented by our Mail Innovations reporting unit. Additionally, Frigo-Trans, which was acquired during the first half of 2025, is now reported as part of our Healthcare Logistics and Distribution reporting unit.
We continue to monitor all of our reporting units subsequent to the most recent annual test and, while we do not believe it is more likely than not that our reporting units' fair values are less than their carrying values as of June 30, 2025, challenging macroeconomic and uncertain geopolitical conditions, changes in global trade policy, actual reporting unit performance, revisions to our forecasts of future performance or other factors, including market comparables, may negatively impact certain estimates and assumptions that we use in determining our reporting units' fair values. Such impacts may be more pronounced for reporting units whose fair values do not significantly exceed their carrying values. Any of these factors or a combination thereof could result in an impairment charge in one or more of our reporting units during a future period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,429	1,559		(8.3)%	1,474	1,574		(6.4)%
Deferred	825	991		(16.8)%	845	1,019		(17.1)%
Ground	14,299	15,314		(6.6)%	14,672	15,376		(4.6)%
Total Average Daily Package Volume	16,553	17,864		(7.3)%	16,991	17,969		(5.4)%
Average Revenue Per Piece:
Next Day Air	$25.07	$23.14	$1.93	8.3%	$25.06	$23.14	$1.92	8.3%
Deferred	19.39	17.45	1.94	11.1%	19.47	17.49	1.98	11.3%
Ground	11.46	10.92	0.54	4.9%	11.46	10.99	0.47	4.3%
Total Average Revenue Per Piece	$13.03	$12.35	$0.68	5.5%	$13.04	$12.42	$0.62	5.0%
Operating Days in Period	64	64			126	127
Revenue (in millions):
Next Day Air	$2,293	$2,309	$(16)	(0.7)%	$4,654	$4,625	$29	0.6%
Deferred	1,024	1,107	(83)	(7.5)%	2,073	2,263	(190)	(8.4)%
Ground	10,484	10,703	(219)	(2.0)%	21,193	21,465	(272)	(1.3)%
Cargo and Other	282	82	200	243.9%	623	114	509	446.5%
Total Revenue	$14,083	$14,201	$(118)	(0.8)%	$28,543	$28,467	$76	0.3%
Operating Expenses (in millions):
Operating Expenses	$13,167	$13,213	$(46)	(0.3)%	$26,648	$26,646	$2	—%
Non-GAAP adjustments to Operating Expenses
Transformation Strategy Costs	(66)	(8)	(58)	725.0%	(98)	(17)	(81)	476.5%
Goodwill and Asset Impairment Charges	—	—	—	N/A	—	(5)	5	(100.0)%
Non-GAAP Adjusted Operating Expenses	$13,101	$13,205	$(104)	(0.8)%	$26,550	$26,624	$(74)	(0.3)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$916	$988	$(72)	(7.3)%	$1,895	$1,821	$74	4.1%
Non-GAAP Adjusted Operating Profit	$982	$996	$(14)	(1.4)%	$1,993	$1,843	$150	8.1%
Operating Margin	6.5%	7.0%			6.6%	6.4%
Non-GAAP Adjusted Operating Margin	7.0%	7.0%			7.0%	6.5%
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Second quarter 2025 vs. 2024	(7.3)%	6.2%	0.3%	(0.8)%
Year to date 2025 vs. 2024	(6.2)%	6.4%	0.1%	0.3%
Comparative results were impacted by one less operating day in the first half of 2025. The growth in rates and product mix shown above includes the growth we experienced in our air cargo product during both the second quarter and the year-to-date periods in 2025, as air cargo under our contract with the USPS was fully onboarded during the fourth quarter of 2024. Air cargo is measured by dimensional weight, not on a per piece basis, and therefore does not impact the volume and revenue per piece discussions below.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased for both the quarter and year-to-date periods, driven by our strategic execution of planned volume declines from our largest customer and decreases in our Ground Saver product as a result of our pricing actions on certain e-commerce volume, as well as macro dynamics on market demand. As a result, residential and commercial volume decreased for both the quarter and year-to-date periods. Business-to-business volume decreased 2.3% in the quarter (down 0.5% year to date), primarily driven by demand softness within the manufacturing and retail sectors partially offset by continued volume growth from SMBs who leverage our Digital Access Program and growth in returns. Business-to-consumer volume decreased 10.9% in the quarter (down 9.0% year to date), as a result of the factors discussed above, with declines from large customers, partially offset by continued growth in SMB from our Digital Access Program.
Within our Air products, average daily volume decreased 11.6% in the quarter (down 10.6% year to date), driven by the continued execution under the contract terms with our largest customer, partially offset by increased demand from the healthcare and technology sectors.
Ground average daily volume decreased 6.6% for the quarter (down 4.6% year to date) driven by residential volume decreases of 10.0% for the quarter (down 7.9% year to date) which were primarily due to pricing actions we took, as described above.

Revenue Per Piece
Revenue per piece increased 5.5% for the quarter (up 5.0% year to date) due to favorable trends in customer and product mix as a result of the pricing actions discussed above. Package characteristics and fuel surcharges also contributed to the increase in revenue per piece.
Revenue per piece from both our Air and Ground products increased for both the quarter and year-to-date periods. In December 2024, we implemented an average 5.9% net increase in base and accessorial rates for both our Air and Ground products.

Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that adjusts weekly. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price.

Operating Expenses
Operating expenses and non-GAAP adjusted operating expenses were flat for both the quarter and year-to-date periods as a result of the decline in volume, and the following:
•Ground and rail transportation decreased $406 million for the quarter (down $537 million year to date) driven by the insourcing of our Ground Saver product.
•Compensation and Benefits for our Air and Ground products increased $222 million for the quarter (up $341 million year to date) primarily driven by increased stops associated with the insourcing of our Ground Saver product and the impact of health and welfare and wage rate increases for our union workforce. This was partially offset by a decrease in management compensation cost due to a reduction in incentive compensation expense.
•Air cargo expense increased $180 million for the quarter (up $258 million year to date) as we fully onboarded our contract with the USPS during the fourth quarter of 2024.
Our non-GAAP adjusted operating expenses exclude the impact of asset impairment charges of $5 million in the 2024 year-to-date period as well as transformation strategy costs of $66 and $8 million within the U.S. Domestic Package segment in the second quarters of 2025 and 2024, respectively and $98 and $17 million in the 2025 and 2024 year-to-date periods, respectively. Transformation strategy costs reflected within the U.S. Domestic Package segment during the 2025 and 2024 periods relate to our Fit to Serve and Transformation 2.0 programs. These costs in the 2025 periods also include costs related to our Network Reconfiguration and Efficiency Reimagined programs. Within these programs, we incurred compensation and benefits costs, as well as fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of transformation strategy costs excluded from our non-GAAP financial measures.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cost per piece increased 6.1% during the second quarter of 2025 (up 4.9% year to date). Non-GAAP adjusted cost per piece increased 5.6% during the second quarter of 2025 (up 4.6% year to date). The increase in cost per piece was primarily driven by increased compensation and benefits costs from Ground Saver volume in addition to lower average daily volume, due primarily to the strategic execution of planned volume declines from our largest customer as discussed above, which were not fully offset by the benefits of our cost saving initiatives.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $72 million for the quarter (up $74 million year to date), with operating margin decreasing 50 basis points to 6.5% for the quarter (up 20 basis points to 6.6% year to date). Non-GAAP adjusted operating profit decreased $14 million for the quarter (up $150 million year to date), with non-GAAP adjusted operating margin remaining unchanged at 7.0% for the quarter (up 50 basis points to 7.0% year to date). Non-GAAP adjusted operating profit excludes the impact of operating expense adjustments discussed above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Average Daily Package Volume (in thousands):
Domestic	1,507	1,485		1.5%	1,541	1,494		3.1%
Export	1,681	1,584		6.1%	1,725	1,602		7.7%
Total Average Daily Package Volume	3,188	3,069		3.9%	3,266	3,096		5.5%
Average Revenue Per Piece:
Domestic	$8.61	$8.10	$0.51	6.3%	$8.25	$8.05	$0.20	2.5%
Export	32.38	33.90	(1.52)	(4.5)%	31.87	33.36	(1.49)	(4.5)%
Total Average Revenue Per Piece	$21.14	$21.42	$(0.28)	(1.3)%	$20.73	$21.15	$(0.42)	(2.0)%
Operating Days in Period	64	64			126	127
Revenue (in millions):
Domestic	$830	$770	$60	7.8%	$1,601	$1,528	$73	4.8%
Export	3,484	3,437	47	1.4%	6,928	6,787	141	2.1%
Cargo and Other	171	163	8	4.9%	329	311	18	5.8%
Total Revenue	$4,485	$4,370	$115	2.6%	$8,858	$8,626	$232	2.7%
Operating Expenses (in millions):
Operating Expenses	$3,813	$3,652	$161	4.4%	$7,545	$7,252	$293	4.0%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	(10)	(18)	8	(44.4)%	(23)	(42)	19	(45.2)%
One-Time International Regulatory Matter	—	(88)	88	(100.0)%	—	(88)	88	(100.0)%
Asset Impairment Charges	—	—	—	N/A	—	(2)	2	(100.0)%
Non-GAAP Adjusted Operating Expenses	$3,803	$3,546	$257	7.2%	$7,522	$7,120	$402	5.6%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$672	$718	$(46)	(6.4)%	$1,313	$1,374	$(61)	(4.4)%
Non-GAAP Adjusted Operating Profit	$682	$824	$(142)	(17.2)%	$1,336	$1,506	$(170)	(11.3)%
Operating Margin	15.0%	16.4%			14.8%	15.9%
Non-GAAP Adjusted Operating Margin	15.2%	18.9%			15.1%	17.5%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$47				$(38)
Operating Expenses			(62)				13
Operating Profit			$(15)				$(25)

(1)    Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Second quarter 2025 vs. 2024	3.9%	(1.5)%	(0.8)%	1.0%	2.6%
Year to date 2025 vs. 2024	4.5%	(1.3)%	(0.1)%	(0.4)%	2.7%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Comparative results were impacted by one less operating day in the first half of 2025. Global trade policy changes including enacted tariffs and the de minimis exclusions took effect during the second quarter and resulted in shifting trade lane volumes and reduced segment margin.

Volume
Average daily volume increased for both the quarter and year-to-date periods, driven by increases in both our domestic and export products in all regions.
Domestic average daily volume increased 1.5% for the quarter and 3.1% year to date primarily driven by retail customers in Canada.
Export average daily volume increased 6.1% for the quarter and 7.7% year to date due to SMB and enterprise customers in Europe, the Indian sub-continent, Middle East and Africa ("EMEAI") and retail customers in the Americas trade lanes. The Asia trade lanes were impacted by U.S. trade policy changes during the quarter, which resulted in a decline on our China-to-US trade lane. This decline was partially offset by growth on our China to the rest of the world trade lanes, and from the rest of world into the U.S.
Export premium products increased 7.0% for the quarter (up 8.7% year to date) driven by increases in Worldwide and Transborder Express products. Transborder Express product volume increased driven by European customers in the healthcare industry. Worldwide Express product volume increased as a result of accelerated U.S. inbound services in anticipation of tariff changes. Export non-premium product volumes increased 5.2% for the quarter (up 8.4% year to date), primarily driven by increases in Transborder Standard products from SMBs primarily within the retail sector.
Revenue Per Piece
Revenue per piece decreased 1.3% for the quarter (down 2.0% year to date) primarily due to a shift in product mix to Transborder Standard from our Worldwide products and lower demand-related surcharges, partially offset by favorable currency movements during the second quarter. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.
Domestic revenue per piece increased 6.3% for the quarter (up 2.5% year to date) primarily driven by changes in EMEAI customer mix.
Export revenue per piece declined 4.5% both for the quarter and year-to-date periods, primarily due to declines in demand-related surcharges and an unfavorable shift in product mix.
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
Operating Expenses
Operating expenses increased for both the quarter and year-to-date periods. Pickup and delivery expenses increased $152 million (up $239 million year to date), driven by increased volumes and merit compensation increases as well as the impact of the implementation of weekend operations within Europe. Costs of operating our integrated air and ground network increased $48 million (up $87 million year to date) primarily due to increased air charters and block hours as we aligned our network to meet higher volume demands.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Non-GAAP adjusted operating expenses exclude the impact of a one-time international regulatory matter of $88 million in the second quarter and year-to-date periods of 2024 and a $2 million asset impairment charge in the year-to-date period of 2024. Additionally, non-GAAP adjusted operating expenses exclude activities associated with our transformation strategy, which were $10 and $18 million in the second quarters of 2025 and 2024, respectively, and $23 and $42 million in the 2025 and 2024 year-to-date periods, respectively. Transformation strategy costs reflected within the International Package segment during both periods were related to our Fit to Serve and our Efficiency Reimagined programs. Within these programs, we incurred compensation and benefits costs, as well as fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of transformation strategy costs excluded from our non-GAAP adjusted financial measures.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $46 million for the quarter ($61 million year to date), with operating margin decreasing 140 basis points to 15.0% (down 110 basis points to 14.8% year to date). Non-GAAP adjusted operating profit decreased $142 million for the quarter ($170 million year to date) and non-GAAP adjusted operating margin decreased 370 basis points to 15.2% (down 240 basis points to 15.1% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenue (in millions):
Forwarding	$732	$1,315	$(583)	(44.3)%	$1,458	$2,595	$(1,137)	(43.8)%
Logistics	1,476	1,546	(70)	(4.5)%	3,048	3,088	(40)	(1.3)%
Other SCS	445	386	59	15.3%	860	748	112	15.0%
Total Revenue	$2,653	$3,247	$(594)	(18.3)%	$5,366	$6,431	$(1,065)	(16.6)%
Operating Expenses (in millions):
Operating Expenses	$2,419	$3,009	$(590)	(19.6)%	$5,086	$6,069	$(983)	(16.2)%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	2	(1)	3	N/A	(11)	(14)	3	(21.4)%
Gain on Divestiture	20	—	20	N/A	20	—	20	N/A
Goodwill and Asset Impairment Charges	—	—	—	N/A	(39)	(41)	2	(4.9)%
Expense for Regulatory Matter	—	(5)	5	(100.0)%	—	(45)	45	(100.0)%
Non-GAAP Adjusted Operating Expenses	$2,441	$3,003	$(562)	(18.7)%	$5,056	$5,969	$(913)	(15.3)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$234	$238	$(4)	(1.7)%	$280	$362	$(82)	(22.7)%
Non-GAAP Adjusted Operating Profit	$212	$244	$(32)	(13.1)%	$310	$462	$(152)	(32.9)%
Operating Margin	8.8%	7.3%			5.2%	5.6%
Non-GAAP Adjusted Operating Margin	8.0%	7.5%			5.8%	7.2%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$23				$(24)
Operating Expenses			(24)				32
Operating Profit			$(1)				$8
(1)    Amount represents the change in currency translation compared to the prior year.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024	$	2025	2024	$
Non-GAAP adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Forwarding	$9	$—	$9	$15	$7	$8
Logistics	(11)	1	(12)	(4)	7	(11)
Total Transformation Strategy Costs	$(2)	$1	$(3)	$11	$14	$(3)
Gain on Divestiture
Other SCS	(20)	—	(20)	(20)	—	(20)
Total Gain on Divestiture	$(20)	$—	$(20)	$(20)	$—	$(20)
Goodwill and Asset Impairment Charges
Logistics	—	—	—	—	41	(41)
Other SCS	—	—	—	39	—	39
Total Goodwill and Asset Impairment Charges	$—	$—	$—	$39	$41	$(2)
Expense for Regulatory Matter
Other SCS	—	5	(5)	—	45	(45)
Total Expense for Regulatory Matter	$—	$5	$(5)	$—	$45	$(45)
Total non-GAAP Adjustments to Operating Expenses	$(22)	$6	$(28)	$30	$100	$(70)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue in Supply Chain Solutions decreased for both the quarter and year-to-date periods primarily due to a decline in Forwarding and Logistics revenue, partially offset by an increase in our other businesses.
Within our Forwarding businesses, revenue decreased $583 million for the quarter (down $1.1 billion year to date), primarily driven by the impact of the third quarter 2024 divestiture of Coyote, which contributed $539 million of revenue in the 2024 second quarter ($1.1 billion in the 2024 year-to-date period). Revenue within our other Forwarding businesses also declined by a total of $45 million during the quarter (down $36 million year to date), primarily driven by demand softness from changing trade policies and tariff uncertainty, particularly on our China-to-US trade lane, which negatively impacted both our volume and rates.
Within our Logistics businesses, revenue decreased $70 million for the quarter (down $40 million year to date). Revenue in our Mail Innovations business decreased $109 million (down $55 million year to date), driven by volume declines resulting from initiatives to improve revenue quality. The declines in Mail Innovations revenue were partially offset by $41 million of revenue increases in our healthcare logistics business for the quarter (up $29 million year to date), due to our January 2025 acquisition of Frigo-Trans and year-over-year growth in other healthcare businesses.
Revenue from our other businesses within Supply Chain Solutions increased $59 million for the quarter (up $112 million year to date) primarily driven by growth in our digital businesses, which increased $61 million for the quarter (up $109 million year to date) primarily driven by volume growth from Roadie as well as UPS Capital.
Operating Expenses
Total operating expenses and non-GAAP adjusted operating expenses within Supply Chain Solutions decreased for the quarter and year-to-date periods for the reasons described below. Non-GAAP adjusted operating expenses within our Forwarding, Logistics and other Supply Chain Solutions businesses exclude expenses related to financial systems and other projects undertaken as part of our transformation strategy as shown in the table above.
Forwarding operating expenses, and non-GAAP adjusted operating expenses, decreased $565 and $574 million, respectively, during the quarter (both decreasing $1.1 billion year to date), driven primarily by the impact of the third quarter 2024 divestiture of Coyote. Operating expenses, including non-GAAP adjusted operating expenses, in our other forwarding businesses decreased $43 million for the quarter (down $30 million year to date), primarily due to a decrease in market rates for third-party air and ocean transportation.
Logistics operating expenses and non-GAAP adjusted operating expenses decreased $28 and $16 million, respectively, for the quarter (up $107 and $159 million year to date, respectively) primarily driven by volume declines and lower purchased transportation costs in our Mail Innovations business. This was partially offset by increases across our other Logistics businesses. Year to date, expenses associated with our Mail Innovations business increased primarily driven by higher purchased transportation rates during the first quarter, resulting from the expiration of a contract with our primary vendor. These cost increases began to dissipate in the second quarter of 2025 as we started utilizing alternative vendors. We also took action to address the revenue quality in this business, and experienced improvements therein. Non-GAAP adjusted operating expenses within Logistics in the second quarter of 2024 excluded a $41 million write-down related to certain trade names.
Operating expenses and non-GAAP adjusted operating expenses in our other Supply Chain Solutions businesses increased $3 and $28 million, respectively, for the quarter (up $23 and $49 million, year to date, respectively). Within our digital businesses, operating expenses increased $39 million during the quarter and $52 million, year to date, primarily due to volume growth at Roadie. During the second quarter, non-GAAP adjusted operating expenses in our other Supply Chain Solutions businesses exclude a $20 million gain on divestiture and year to date non-GAAP adjusted operating expenses exclude a $39 million impairment charge, both related to a business within UPS Digital. Non-GAAP adjusted operating expenses in these businesses in the prior year periods exclude a $5 and $45 million expense related to a regulatory matter in the 2024 second quarter and year-to-date periods, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Transformation strategy costs reflected within Supply Chain Solutions during the quarter and year-to-date periods are related to our Fit to Serve, Transformation 2.0 and Network Reconfiguration and Efficiency Reimagined programs. Within Transformation 2.0, we incurred costs related to financial system investments in Forwarding during both periods. Within Fit to Serve, we incurred severance costs in both the second quarter and year-to-date periods of 2025 and 2024 as we right-size our business. Within Efficiency Reimagined, we incurred costs related to end-to-end process redesign during both periods. See Supplemental Information - Items Affecting Comparability for additional discussion of items excluded from our non-GAAP adjusted financial measures.
Operating Profit and Margin
As a result of the factors described above, total operating profit decreased $4 million for the second quarter (down
$82 million year to date), with operating margin increasing 150 basis points to 8.8% (down 40 basis points to 5.2% year to date). On a non-GAAP adjusted basis, operating profit decreased $32 million for the second quarter (down $152 million year to date) with non-GAAP adjusted operating margin increasing 50 basis points to 8.0% (down 140 basis points to 5.8% year to date). Non-GAAP adjusted operating profit excludes the impact of operating expense adjustments discussed above.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,626	$11,503	$123	1.1%	$23,453	$23,142	$311	1.3%
Transformation Strategy Costs	(50)	(20)	(30)	150.0%	(74)	(51)	(23)	45.1%
Non-GAAP Adjusted Compensation and Benefits	$11,576	$11,483	$93	0.8%	$23,379	$23,091	$288	1.2%

Repairs and maintenance	$755	$734	$21	2.9%	$1,487	$1,452	$35	2.4%
Depreciation and amortization	936	887	49	5.5%	1,848	1,785	63	3.5%
Purchased transportation	2,522	3,273	(751)	(22.9)%	5,252	6,519	(1,267)	(19.4)%
Fuel	1,058	1,126	(68)	(6.0)%	2,116	2,186	(70)	(3.2)%
Other occupancy	544	492	52	10.6%	1,151	1,056	95	9.0%
Other expenses	1,958	1,859	99	5.3%	3,972	3,827	145	3.8%
Total Other Expenses	7,773	8,371	(598)	(7.1)%	15,826	16,825	(999)	(5.9)%
Gain on Divestiture	20	—	20	N/A	20	—	20	N/A
Transformation Strategy Costs	(24)	(7)	(17)	242.9%	(58)	(22)	(36)	163.6%
Goodwill and Asset Impairment Charges	—	—	—	N/A	(39)	(48)	9	(18.8)%
Expense for Regulatory Matter	—	(5)	5	(100.0)%	—	(45)	45	(100.0)%
One-Time Payment for International Regulatory Matter	—	(88)	88	(100.0)%	—	(88)	88	(100.0)%
Non-GAAP Adjusted Total Other Expenses	$7,769	$8,271	$(502)	(6.1)%	$15,749	$16,622	(873)	(5.3)%

Total Operating Expenses	$19,399	$19,874	$(475)	(2.4)%	$39,279	$39,967	$(688)	(1.7)%
Non-GAAP Adjusted Total Operating Expenses	$19,345	$19,754	$(409)	(2.1)%	$39,128	$39,713	$(585)	(1.5)%

Currency (Benefit) / Cost - (in millions)(1)			$86				$(45)
(1)    Amount represents the change in currency translation compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024	$	2025	2024	$
Non-GAAP Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs:
Compensation	$4	$8	$(4)	$7	$13	$(6)
Benefits	46	12	34	67	38	29
Other expenses	24	7	17	58	22	36
Total Transformation Strategy Costs	74	27	47	$132	$73	$59
Gain on Divestiture
Other expenses	$(20)	—	(20)	$(20)	$—	$(20)
Total Gain on Divestiture	(20)	—	(20)	(20)	—	(20)
Expense for Regulatory Matter
Other expenses	$—	5	(5)	$—	$45	$(45)
Total Expense for Regulatory Matter	—	5	(5)	—	45	(45)
One-Time Payment for International Regulatory Matter
Other expenses	$—	88	(88)	$—	$88	$(88)
Total One-Time Payment for International Regulatory Matter	—	88	(88)	—	88	(88)
Goodwill and Asset Impairment Charges
Other expenses	$—	—	—	$39	$48	$(9)
Total Asset Impairment Charges	—	—	—	39	48	(9)
Total Non-GAAP Adjustments to Operating Expenses	$54	$120	$(66)	$151	$254	$(103)

Compensation and Benefits
Total compensation expense and non-GAAP adjusted total compensation expense increased for both the quarter and year-to-date periods. Compensation costs increased $50 million for the quarter (up $285 million year to date) and, on a non-GAAP adjusted basis, increased $56 million for the quarter (up $292 million year to date). The principal factors contributing to the overall increases were:
•Direct labor costs increased $188 million for the quarter (up $462 million year to date). Additional stops resulting from insourcing our Ground Saver product increased direct labor costs by $229 million for the quarter ($527 million increase year to date). Wage rate growth was responsible for $128 million of the cost increase ($260 million increase year to date) driven by increased seniority within our union workforce, contractual wage rate increases for our U.S. union workforce and higher overtime. International labor cost increased $29 million for the quarter (up $42 million year to date) due to merit compensation increases and the implementation of weekend operations within Europe. Other payroll costs for flight operations increased $35 million for the quarter due to increased activity (up $75 million year to date). These increases were partially offset by the impact of decreases in volume, which reduced direct labor expense by $228 million for the quarter (down $427 million year to date). Further expected growth in compensation expense is expected to be partially offset by the anticipated impact from workforce reductions as we execute on our Network Reconfiguration and Efficiency Reimagined initiatives.
•Indirect labor costs increased $23 million for the quarter (up $13 million year to date) due to higher administrative and overtime costs.
•Management compensation costs decreased $162 million for the quarter (down $191 million year to date) due to lower overall headcount and a reduction in incentive compensation expense.
Benefits costs increased $73 million for the quarter (up $26 million year to date) and on a non-GAAP adjusted basis     increased $37 million (down $4 million year to date). The principal factors driving these changes were:

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•Health and welfare costs increased $47 million for the quarter (up $65 million year to date), driven by increased contributions to multiemployer plans as a result of contractually-mandated rate increases.
•Other employee benefits expense increased $47 million for the quarter (up $41 million year to date) due to higher separation costs as we continue to right-size our business.
•Accruals for paid time off, payroll taxes and other costs increased $22 million for the quarter (up $45 million year to date) primarily due to the impact of insourcing our Ground Saver product and higher wages.
•Workers' compensation expense increased $12 million for the quarter (up $10 million year to date) due to less favorable developments in prior year claims partially offset by the impact from a reduction in overall hours worked.
•Pension and other postretirement benefits costs decreased $56 million for the quarter (down $137 million year to date). These reductions were driven by the impact of demographic updates and workforce reductions, a decrease in the cost of company-sponsored defined benefit plans driven by lower service cost resulting from higher discount rates, and decreased expense for multiemployer plans.
Non-GAAP adjusted operating expenses in the second quarter and year-to-date periods of 2025 and 2024 exclude the impact of costs incurred under our transformation strategy programs, Fit to Serve, Transformation 2.0 and Network Reconfiguration and Efficiency Reimagined initiatives, and primarily consisted of other employee benefits expense and related payroll tax expense. Compensation and benefits expenses under these programs during the second quarter of 2025 were $50 million ($74 million year to date), an increase of $30 million for the quarter (up $23 million year to date) as compared to the same period of 2024. See Supplemental Information - Items Affecting Comparability for additional discussion of items excluded from our non-GAAP financial measures.
Repairs and Maintenance
Repairs and maintenance cost increased in both the second quarter and year-to-date periods due to increased ground network usage and an increase in parts and labor for aircraft.
Depreciation and Amortization
Depreciation and amortization expense increased in both the second quarter and year-to-date periods due to capital asset additions and building closures during the second quarter of 2025 which shortened useful lives and accelerated depreciation.
Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers decreased $751 million for the quarter (down $1.3 billion year to date). The changes were primarily driven by:
•Ground transportation decreased $623 million for the quarter (down $1.1 billion year to date) primarily due to the divestiture of Coyote in 2024 and the impact of insourcing our Ground Saver Product, as well as lower overall volume.
•Third-party fuel surcharges decreased $91 million for the quarter (down $182 million year to date) primarily due to the divestiture of Coyote.
•Rail transportation decreased $30 million for the quarter (down $49 million year to date) primarily due to lower volume.
Fuel Expense
The decrease in fuel expense for both the quarter and year-to-date periods was mainly attributable to lower prices for jet fuel, diesel and gasoline, partially offset by the impact of increases in flight activity. Market prices and the manner in which we purchase fuel influence our costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs.
Other Occupancy
Other occupancy expense increased $52 million for the quarter (up $95 million year to date) due to an increase in electrical and power utilities, rent expense, other occupancy related expenses such as taxes and permits and weather-related costs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Expenses
Other expenses increased $99 million for the quarter (up $145 million year to date), and on a non-GAAP adjusted basis, increased $195 million for the quarter (up $271 million year to date). The principal factors contributing to the increases were:
•Auto liability insurance costs increased $43 million for the quarter (up $85 million year to date) driven by the unfavorable development of old claims.
•Technology expense increased $28 million for the quarter (up $42 million year to date) due to higher software costs and rental costs for tech equipment.
•Third-party consulting expense increased $27 million for the quarter (up $78 million year to date) primarily driven by cost associated with our transformation initiatives.
•Commissions paid increased $14 million for the quarter (up $62 million year to date) primarily due to growth in our Digital Access Program.
These increases were offset by $28 million in gains from asset disposals for the quarter ($118 million year to date) compared to immaterial impacts in the 2024 periods.
Non-GAAP adjusted operating expenses exclude the impact of:
•In the second quarter and year-to-date 2024 periods, we incurred $88 million of international regulatory expense. We did not have any similar expenses in 2025.
•In the 2025 year-to-date period we recognized expense of $39 million related to the write down in the value of certain assets within our UPS Digital business. A gain of $20 million from the divestiture of the same business was recognized in the second quarter of 2025. In the first quarter of 2024 we recognized expense of $48 million related to the impairment of trade names and software.
•Transformation strategy costs of $24 million for the quarter ($58 million year to date), an increase of $17 million for the quarter ($36 million year to date) as a result of additional third-party consulting costs associated with our transformation initiatives.
•In the second quarter and year-to-date 2024 periods, we incurred expenses of $5 and $45 million, respectively, related to a regulatory matter. We did not have any similar expenses in 2025.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income (Expense)
The following table sets forth investment income and other and interest expense for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Investment Income and Other	$78	$137	$(59)	(43.1)%	$157	$255	$(98)	(38.4)%
Goodwill and Asset Impairment Charges	—	—	—	N/A	19	—	19	N/A
Non-GAAP Adjusted Investment Income and Other	78	137	(59)	(43.1)%	176	255	(79)	(31.0)%

Interest Expense	(238)	(212)	(26)	12.3%	(460)	(407)	(53)	13.0%
Interest Expense Associated with One-Time Payment for International Regulatory Matter	—	6	(6)	(100.0)%	—	6	(6)	(100.0)%
Non-GAAP Adjusted Interest Expense	$(238)	$(206)	$(32)	15.5%	$(460)	$(401)	$(59)	14.7%

Total Other Income (Expense)	$(160)	$(75)	$(85)	113.3%	$(303)	$(152)	$(151)	99.3%
Non-GAAP Adjusted Total Other Income (Expense)	$(160)	$(69)	$(91)	131.9%	$(284)	$(146)	$(138)	94.5%
Investment Income and Other
Investment income and other decreased by $59 million in the quarter and $98 million year to date, primarily driven by lower rates on lower average invested balances, year-over-year changes in fair value of certain non-current investments, and reductions in pension income. The reduction in pension income was driven by an increase in interest cost from overall plan growth and higher discount rates, slightly offset by higher expected returns on pension assets.
For the year-to-date period in 2025, investment income includes a $19 million impairment charge of an equity method investment. Excluding the impact of this impairment, non-GAAP adjusted investment income and other decreased by $79 million year to date.
Interest Expense
Interest expense increased for both the second quarter and year-to-date periods, due to higher average outstanding debt balances.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Income Tax Expense	$379	$460	$(81)	(17.6)%	$715	$883	$(168)	(19.0)%
Income Tax Impact of:
Transformation Strategy Costs:
Transformation 2.0
Business Portfolio Review	(5)	(2)	(3)	150.0%	(5)	(1)	(4)	400.0%
Financial Systems	4	3	1	33.3%	8	7	1	14.3%
Transformation 2.0 Total	(1)	1	(2)	N/A	3	6	(3)	(50.0)%

Fit to Serve	2	5	(3)	(60.0)%	6	11	(5)	(45.5)%

Network Reconfiguration and Efficiency Reimagined	16	—	16	N/A	22	—	22	N/A
Total Transformation Strategy Costs	17	6	11	183.3%	31	17	14	82.4%
Gain on Divestiture	(5)	—	(5)	N/A	(5)	—	(5)	N/A
Goodwill and Asset Impairment Charges	—	—	—	N/A	9	13	(4)	(30.8)%
Reversal of income tax valuation allowance	13	—	13	N/A	23	—	23	N/A
Non-GAAP Adjusted Income Tax Expense	$404	$466	$(62)	(13.3)%	$773	$913	$(140)	(15.3)%
Effective Tax Rate	22.8%	24.6%			22.4%	25.9%
Non-GAAP Adjusted Effective Tax Rate	23.5%	23.4%			23.0%	24.9%
For additional information on our income tax expense and effective tax rate, see note 16 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of June 30, 2025, we had $6.3 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures, pension contributions, planned acquisitions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Six Months Ended June 30,
	2025	2024
Net income	$2,470	$2,522
Non-cash operating activities (1)	2,527	2,505
Pension and postretirement medical benefit plan contributions (company-sponsored plans)	(921)	(150)
Hedge margin receivables and payables	—	(90)
Income tax receivables and payables	(565)	(117)
Changes in working capital and other non-current assets and liabilities	(833)	639
Other operating activities	(12)	—
Net cash from operating activities	$2,666	$5,309
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
Net cash from operating activities decreased $2.6 billion during the first half of the year, driven by:
•Higher contributions to our company-sponsored, defined benefit pension and postretirement medical plans.
•Unfavorable changes in working capital driven by:
▪An increase in accounts receivable from higher tariffs, duties and taxes to be paid by our customers.
▪Higher incentive compensation payments in 2025.
▪Higher income tax payments in 2025 due to deferred payments resulting from Hurricane Helene relief.
As of June 30, 2025, approximately $2.7 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts, strategic operating needs and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance our business operations, planned capital expenditures, pension contributions, planned acquisitions, transformation strategy costs, debt obligations and planned shareowner returns. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary (uses) sources of cash from investing activities were as follows (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) from investing activities	$(2,278)	$653

Capital Expenditures:
Buildings, facilities and plant equipment	$(1,147)	$(712)
Aircraft and parts	(120)	(426)
Vehicles	(193)	(461)
Information technology	(539)	(369)
Total capital expenditures	$(1,999)	$(1,968)

Capital expenditures as a % of revenue	4.7%	4.5%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$91	$28
Net (purchases) sales and maturities of marketable securities	$115	$2,663
Acquisitions, net of cash acquired	$(479)	$(66)
Other investing activities	$(6)	$(4)
For the six months ended June 30, 2025, total capital expenditures slightly increased compared to the 2024 period, primarily driven by increased spending on buildings, facilities and plant equipment and information technology, as we execute our Network of the Future initiative.
These increases were partially offset by:
•Reduced spending on vehicles due to a focus on replacements at the end of their useful lives.
•Decreased aircraft expenditures as a result of leveraging finance lease alternatives.
Proceeds from the disposal of businesses, property, plant and equipment were higher primarily due to the impact of a real estate sale-lease back transaction and increased sale of facilities and aircraft during the six months ended June 30, 2025.
Changes in marketable securities were largely driven by the liquidation of our portfolio of $2.7 billion during the six months ended June 30, 2024 to provide additional resources for short-term and strategic operating needs.
Cash paid for acquisitions in the six months ended June 30, 2025 was primarily attributable to the acquisition of Frigo-Trans, and reacquired development area rights for The UPS Store. In the six months ended June 30, 2024, cash paid for acquisitions related to the purchase of development areas for The UPS Store.
Non-cash investing activities for the six months ended June 30, 2025 include:
•Equity securities valued at $23 million received in connection with a divestiture of a business within UPS Digital.
•The sale of an equity method investment with a carrying value of $31 million in exchange for a promissory note.
•Construction-in-progress of $29 million related to the capitalization of construction costs in connection with our build-to-suit financing obligation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We have commitments for pending acquisitions and for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement and enhancement of existing capacity and targeted growth. Our 2025 investment program anticipates investments in technology initiatives and enhanced network capabilities, including approximately $500 million of projects to support our environmental sustainability goals. It also provides for maintenance of buildings, facilities and equipment and replacement of certain aircraft within our fleet. We currently expect our capital expenditures will be approximately $3.5 billion for all of 2025, of which approximately 80 percent will be allocated to network enhancement projects and other technology initiatives. We regularly evaluate opportunities for cost effective financing of assets in order to reduce our capital spending. Future capital spending will depend on a variety of factors, including economic and industry conditions, and financing alternatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary (uses) sources of cash from financing activities were as follows (in millions, except per share data):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) from financing activities	$(519)	$(2,767)
Share Repurchases:
Cash paid to repurchase shares	$(1,000)	$—
Number of shares repurchased	(8.6)	—
Shares outstanding at period end	848	857
Dividends:
Dividends declared per share	$3.28	$3.26
Cash paid for dividends	$(2,697)	$(2,701)
Borrowings:
Net borrowings (repayments) of debt principal	$3,091	$5
Other Financing Activities:
Cash received for common stock issuances	$102	$131
Other financing activities	$(15)	$(202)
Capitalization:
Total debt outstanding at period end	$24,740	$22,205
Total shareowners' equity at period end	15,777	17,053
Total capitalization	$40,517	$39,258
We repurchased 8.6 million shares of class B common stock for $1.0 billion under our stock repurchase program during the six months ended June 30, 2025. We do not currently anticipate further repurchases in 2025. We did not repurchase any shares under our stock repurchase program during the six months ended June 30, 2024. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend to $1.64 per share in 2025, compared to $1.63 in 2024.
Issuances of debt during the six months ended June 30, 2025 consisted of fixed-rate and floating-rate senior notes of varying maturities totaling $4.2 billion. Repayments of debt during the six months ended June 30, 2025 consisted of $1.1 billion of senior notes and finance lease obligations. We received $25 million in proceeds related to other financing arrangements during the six months ended June 30, 2025.
Issuances of debt during the six months ended June 30, 2024 consisted of fixed-rate and floating-rate senior notes of varying maturities totaling $2.8 billion. Repayments of debt in the six months ended June 30, 2024 consisted of $2.2 billion of short- and long-term commercial paper, our C$750 million fixed-rate senior notes and scheduled principal payments on our finance lease obligations.
As of June 30, 2025, we had €700 million of fixed-rate senior notes outstanding that mature in 2025 that we intend to repay or refinance these amounts when due. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Outstanding balance at quarter end ($)	Average balance outstanding ($)	Average interest rate
2025
USD	$—	$95	4.01%
Total	$—
As of June 30, 2025, we had no outstanding balances under our U.S. or European commercial paper programs.
Cash outflows from other financing activities decreased driven by lower tax withholdings on employee stock compensation as a result of previously disclosed changes to the payout structure of our management incentive award program. Cash outflows for this purpose were approximately $12 and $199 million for the six months ended June 30, 2025 and 2024, respectively.
We entered into fourteen new aircraft leases in the second quarter of 2025, which required parent company guarantees of approximately $980 million. For additional information on guarantees, see note 9 to the unaudited, consolidated financial statements.
Except as disclosed above and in our Annual Report on Form 10-K for the year ended December 31, 2024, we do not have other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
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
Purchase commitments that are legally binding represent contractual agreements for certain capital expenditures and pending acquisitions, including contracts for aircraft, vehicles and facility construction projects. Certain aircraft purchase commitments included in our Annual Report on Form 10-K are now reflected as leases. See note 10 to the unaudited, consolidated financial statements for more information. We continue to evaluate available financing alternatives with respect to our aircraft purchase commitments.
The following table summarizes the expected cash outflows to satisfy our total purchase commitments as of June 30, 2025 (in millions):

Commitment Type	2025(1)	2026	2027	2028	2029	After 2029(2)	Total
Purchase Commitments	$2,635	$1,881	$969	$393	$266	$860	$7,004
(1)    Purchase commitments for 2025 include amounts related to any pending acquisitions. Completion of acquisitions is subject to customary regulatory reviews and approvals.
(2)    Includes a financing arrangement to be paid over 17 years.
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
The total net fair value asset (liability) of our derivative financial instruments is summarized in the following table (in millions):

	June 30, 2025	December 31, 2024
Currency Derivatives	$(276)	$283
As of June 30, 2025 and December 31, 2024, we had no outstanding commodity hedge positions.
The information concerning market risk in Item 7A under the caption "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2024 is incorporated herein by reference.
Our market risks, hedging strategies and financial instrument positions as of June 30, 2025 have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. In the second quarter of 2025, we entered into foreign currency exchange forward contracts on the Euro, British Pound Sterling, Canadian Dollar, Hong Kong Dollar, and Chinese Renminbi and had forward contracts expire. The fair value changes between December 31, 2024 and June 30, 2025 in the preceding table are primarily due to foreign currency exchange rate fluctuations between those dates.
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
Events such as a credit rating downgrade (depending on the ultimate rating level) could also allow us to take additional protective measures such as the early termination of trades. As of June 30, 2025, we held no cash collateral and were not required to post any collateral with our counterparties under these agreements. We have not historically incurred, and do not expect to incur in the future, any losses as a result of counterparty default.

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
There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In January 2023, the Board of Directors approved a share repurchase authorization of $5.0 billion for class A and class B common stock. We repurchased 8.6 million shares of class B common stock for $1.0 billion under an accelerated stock repurchase transaction during the three months ended March 31,2025. We did not repurchase any shares under our share repurchase program during the second quarter of 2025. As of June 30, 2025, we had $1.3 billion of this share repurchase authorization available.
For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.

Item 5.      Other Information

Insider Trading Arrangements and Policies
None.

Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on May 9, 2023).

4.1	—	Form of 4.650% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on May 14, 2025).

4.2	—	Form of 5.250% Senior Notes due 2035 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on May 14, 2025).

4.3	—	Form of 5.950% Senior Notes due 2055 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on May 14, 2025).

4.4	—	Form of 6.050% Senior Notes due 2065 (incorporated by reference to Exhibit 4.4 to Form 8-K, filed on May 14, 2025).

4.5	—	Form of Floating Rate Senior Notes due 2075 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on May 20, 2025).

10.1	—
UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions, effective as of May 7, 2025 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2025).*

10.2	—	UPS Special Restricted Stock Unit Grant Terms and Conditions, effective as of May 7, 2025 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2025).*

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline XBRL (included as Exhibit 101).

__________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	August 6, 2025	By:	/s/ BRIAN DYKES
Brian Dykes
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)