Form 10-Q
period 2025-09-30
UNITED PARCEL SERVICE INC
filed 2025-11-05
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 109,395,545 Class A shares, and 738,990,054 Class B shares, with a par value of $0.01 per share, outstanding at October 16, 2025.

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: changes in general economic conditions in the U.S. or internationally, including as a result of changes in global trade policy, new or increased tariffs or government shutdowns; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; our ability to attract and retain qualified employees; strikes, work stoppages or slowdowns by our employees; increased or more complex physical or operational security requirements; a significant cybersecurity incident, or increased data protection regulations; our ability to maintain our brand image and corporate reputation; impacts from global climate change; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; exposure to changing economic, political, regulatory and social developments in international and emerging markets; our ability to realize the anticipated benefits from acquisitions, dispositions, joint ventures or strategic alliances; the effects of changing prices of energy, including gasoline, diesel, jet fuel and other fuels, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to accurately forecast our future capital investment needs; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; our ability to manage insurance and claims expenses; changes in business strategy, government regulations or economic or market conditions that may result in impairments of our assets; potential additional U.S. or international tax liabilities; increasingly stringent regulations related to climate change; potential claims or litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.
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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2025 (unaudited) and December 31, 2024 (in millions)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$6,764	$6,112
Accounts receivable, net	9,967	10,871
Other current assets	2,254	2,327
Total Current Assets	18,985	19,310
Property, Plant and Equipment, Net	37,743	37,179
Operating Lease Right-Of-Use Assets	4,217	4,149
Goodwill	4,810	4,300
Intangible Assets, Net	3,455	3,064
Deferred Income Tax Assets	158	112
Other Non-Current Assets	2,024	1,956
Total Assets	$71,392	$70,070
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$932	$1,838
Current maturities of operating leases	742	733
Accounts payable	5,784	6,302
Accrued wages and withholdings	3,476	3,655
Self-insurance reserves	1,024	1,086
Accrued group welfare and retirement plan contributions	1,221	1,390
Other current liabilities	1,373	1,437
Total Current Liabilities	14,552	16,441
Long-Term Debt and Finance Leases	23,850	19,446
Non-Current Operating Leases	3,687	3,635
Pension and Postretirement Benefit Obligations	6,187	6,859
Deferred Income Tax Liabilities	3,581	3,595
Other Non-Current Liabilities	3,687	3,351
Shareowners' Equity:
Class A common stock (110 and 121 shares issued in 2025 and 2024, respectively)	2	2
Class B common stock (738 and 733 shares issued in 2025 and 2024, respectively)	7	7
Additional paid-in capital	178	136
Retained earnings	19,753	20,882
Accumulated other comprehensive loss	(4,117)	(4,309)
Deferred compensation obligations	5	7
Less: Treasury stock (0.1 shares in 2025 and 2024)	(5)	(7)
Total Equity for Controlling Interests	15,823	16,718
Noncontrolling interests	25	25
Total Shareowners' Equity	15,848	16,743
Total Liabilities and Shareowners' Equity	$71,392	$70,070

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$21,415	$22,245	$64,182	$65,769
Operating Expenses:
Compensation and benefits	12,118	11,955	35,571	35,097
Repairs and maintenance	803	713	2,290	2,165
Depreciation and amortization	926	905	2,774	2,690
Purchased transportation	2,463	3,375	7,715	9,894
Fuel	1,071	1,068	3,187	3,254
Other occupancy	548	517	1,699	1,573
Other expenses	1,682	1,727	5,654	5,554
Total Operating Expenses	19,611	20,260	58,890	60,227
Operating Profit	1,804	1,985	5,292	5,542
Other Income (Expense):
Investment income and other	94	155	251	410
Interest expense	(291)	(230)	(751)	(637)
Total Other Income (Expense)	(197)	(75)	(500)	(227)
Income Before Income Taxes	1,607	1,910	4,792	5,315
Income Tax Expense	296	371	1,011	1,254
Net Income	$1,311	$1,539	$3,781	$4,061
Basic Earnings Per Share	$1.55	$1.80	$4.46	$4.74
Diluted Earnings Per Share	$1.55	$1.80	$4.46	$4.74
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$1,311	$1,539	$3,781	$4,061
Change in foreign currency translation adjustment, net of tax	(46)	211	455	28
Change in unrealized gain (loss) on marketable securities, net of tax	(1)	2	—	1
Change in unrealized gain (loss) on cash flow hedges, net of tax	75	(139)	(353)	(63)
Change in unrecognized pension and postretirement benefit costs, net of tax	30	29	90	88
Comprehensive Income	$1,369	$1,642	$3,973	$4,115

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions, unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$3,781	$4,061
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,774	2,690
Pension and postretirement benefit expense	763	774
Pension and postretirement benefit contributions	(1,338)	(1,434)
Self-insurance reserves	76	14
Deferred tax (benefit) expense	(34)	24
Stock compensation expense (benefit)	41	(21)
Other (gains) losses	(155)	61
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	854	1,395
Other assets	(80)	116
Accounts payable	(801)	(829)
Accrued wages and withholdings	(202)	348
Other liabilities	(528)	(335)
Other operating activities	(3)	(57)
Net cash from operating activities	5,148	6,807
Cash Flows From Investing Activities:
Capital expenditures	(2,969)	(2,811)
Proceeds from disposal of businesses, property, plant and equipment	585	1,070
Purchases of marketable securities	(90)	(52)
Sales and maturities of marketable securities	229	2,725
Acquisitions, net of cash acquired	(479)	(66)
Other investing activities	(10)	(26)
Net cash (used in) from investing activities	(2,734)	840
Cash Flows From Financing Activities:
Net change in short-term debt	—	(1,272)
Proceeds from long-term borrowings	4,153	2,785
Repayments of long-term borrowings	(1,145)	(1,944)
Purchases of common stock	(1,000)	(500)
Issuances of common stock	133	184
Dividends	(4,045)	(4,049)
Other financing activities	(43)	(207)
Net cash used in financing activities	(1,947)	(5,003)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	185	5
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	652	2,649
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	6,112	3,206
End of period	$6,764	$5,855

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2025, and our results of operations and cash flows for the three and nine months ended September 30, 2025 and 2024. The results reported in these unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Throughout the document, the terms "nine months ended" and "year-to-date period" refer to the nine months ended September 30.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, accounts receivable, finance receivables and accounts payable approximated fair value as of September 30, 2025 and December 31, 2024. The fair values of our marketable securities are disclosed in note 5, our recognized multiemployer pension withdrawal liabilities in note 7, our short-and long-term debt in note 9 and our derivative instruments in note 15. We apply a fair value hierarchy (Levels 1, 2 and 3) when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3).
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
Supplier Finance Programs
As part of our working capital management, certain financial institutions offer a Supply Chain Finance ("SCF") program to certain of our suppliers. During the nine months ended September 30, 2025, there were no material changes to the SCF program described in note 1 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of September 30, 2025 and December 31, 2024, suppliers had sold them $374 and $515 million, respectively, of our outstanding payment obligations during the relevant period.

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
In December 2023, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") to enhance tax-related disclosures. The ASU became effective for us beginning in the first quarter of 2025 and, beginning with our annual reporting, it will require more standardized categories for tax rate reconciliation and additional detail for significant tax items. It will also require a breakdown of income taxes paid by jurisdiction exceeding 5% of total taxes and removes certain disclosure requirements for unremitted foreign earnings and uncertain tax positions. The adoption of this ASU did not have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
Accounting Standards Issued But Not Yet Effective
In November 2024, the FASB issued an ASU on expense disaggregation disclosures, which will require tabular disclosure in the notes to financial statements for specific expense categories. The standard becomes effective for us beginning with our 2027 annual report and for interim and annual periods thereafter. This ASU provides for additional expense disclosures. We are evaluating the impact of adoption, but do not expect this ASU to have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
In July 2025, the FASB issued an ASU on measurement of credit losses for accounts receivable and contract assets, which introduces a practical expedient for estimating expected credit losses on eligible current assets. The practical expedient permits entities to assume credit loss conditions existing at the balance sheet date will continue. Adoption of the practical expedient is optional and, if adopted, would become effective for us beginning in the first quarter of 2026. We are evaluating the impact of adoption, but do not expect this ASU to have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
In September 2025, the FASB issued an ASU on targeted improvements to the accounting for internal‑use software, which modernizes accounting guidance for costs incurred in developing internal-use software. This ASU removes references to development stages, and instead requires capitalization to begin based on a "probable-to-complete" threshold. This ASU becomes effective for us beginning with our 2028 annual report and for interim and annual periods thereafter. We are evaluating the impact of adoption, but do not expect this ASU to have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
Other accounting pronouncements issued before, but not effective until after, September 30, 2025, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

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
Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Next Day Air	$2,381	$2,396	$7,035	$7,021
Deferred	1,020	1,109	3,093	3,372
Ground	10,525	10,945	31,718	32,410
Cargo and Other	294	147	917	261
U.S. Domestic Package	14,220	14,597	42,763	43,064

Domestic	847	771	2,448	2,299
Export	3,646	3,482	10,574	10,269
Cargo and Other	180	158	509	469
International Package	4,673	4,411	13,531	13,037

Forwarding	730	1,307	2,188	3,902
Logistics	1,363	1,550	4,411	4,638
Other	429	380	1,289	1,128
Supply Chain Solutions	2,522	3,237	7,888	9,668

Consolidated revenue	$21,415	$22,245	$64,182	$65,769
Accounts Receivable, Net

During the third quarter of 2025, we entered into an accounts receivable factoring program with a third party, in which we may sell certain customer receivables to the third party on a revolving periodic basis. Any such transactions are accounted for as sales and accordingly, receivables sold are removed from Accounts receivable, net in the consolidated balance sheets and the proceeds are reflected in Cash Flows from Operating Activities in the statements of consolidated cash flows. Our continuing involvement in these receivables is primarily limited to servicing and under limited circumstances, recourse.
Total accounts which may be outstanding under the program are $395 million. During the three and nine months ended September 30, 2025, we sold $248 million of accounts receivable for net cash proceeds of $246 million. In connection with this program, we recognized a liability, measured at fair value, related to our estimated recourse obligations recorded within Other current liabilities in the consolidated balance sheet. During the three and nine months ended September 30, 2025, we recorded an immaterial loss associated with the transactions within Other Income (Expense) in the statements of consolidated income. As of September 30, 2025, $147 million was available to be factored under this program.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2025, there were no material changes to our accounting policy for accounts receivable or how we estimate expected credit losses, as described in note 2 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Our allowance for credit losses as of September 30, 2025 and December 31, 2024 was $176 and $136 million, respectively. Amounts for credit losses charged to expense, before recoveries, during the three months ended September 30, 2025 and 2024 were $95 and $75 million, respectively, and during the nine months ended September 30, 2025 and 2024 were $267 and $211 million, respectively.

Contract Assets and Liabilities
During the nine months ended September 30, 2025, there were no material changes to our accounting policy for contract assets and liabilities described in note 2 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Contract assets and liabilities as of September 30, 2025 and December 31, 2024 were as follows (in millions):

	Balance Sheet Location	September 30, 2025	December 31, 2024
Contract Assets:
Revenue related to in-transit packages	Other current assets	$281	$307

Contract Liabilities:
Short-term advance payments from customers	Other current liabilities	$15	$13
Long-term advance payments from customers	Other non-current liabilities	$52	$27

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. STOCK-BASED COMPENSATION
Pre-tax compensation expense (benefit) for equity-classified stock compensation awards recognized in Compensation and benefits in our statements of consolidated income for the three months ended September 30, 2025 and 2024 was $25 and $(24) million, respectively, and for the nine months ended September 30, 2025 and 2024 was $41 and $(21) million, respectively.
As of September 30, 2025 and December 31, 2024, UPS Management Incentive Award Program ("MIP") awards were classified as a compensation obligation within Accrued wages and withholdings in our consolidated balance sheets. Substantially all MIP awards are settled in cash, subject to participant elections. Cash payments related to the 2024 MIP and 2023 MIP are reflected as activity in Accrued wages and withholdings in our statements of consolidated cash flows for the nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025, there were no material changes to our stock-based compensation plans described in note 13 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described below.
Long-Term Incentive Performance Program ("LTIP")
On May 7, 2025, the Compensation and Human Capital Committee of the Board (the "Compensation Committee") approved the 2025 LTIP award performance targets and determined May 9, 2025 to be the award measurement date. Each target restricted performance unit ("RPU") awarded under the LTIP was valued at $94.07. The performance targets for the 2025 LTIP award are equally weighted between adjusted revenue growth and adjusted operating return on invested capital. The actual number of RPUs earned is subject to adjustment based on total shareholder return relative to the Standard & Poor's 500 Index. RPUs to be issued under the 2025 LTIP will vest at the end of a three-year performance period, assuming continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). We determined the grant date fair value of the RPUs using a Monte Carlo model and recognize compensation expense (less estimated forfeitures) ratably over the vesting period, based on the number of awards expected to be earned.
The weighted-average assumptions used and the weighted-average fair values of the LTIP awards granted in the nine months ended September 30, 2025 and 2024 are as follows:

	2025	2024
Risk-free interest rate	3.86%	4.45%
Expected volatility	28.39%	27.00%
Weighted-average fair value of units granted	$94.54	$157.37
Share payout	98.13%	102.18%
There is no expected dividend yield as units earn dividend equivalents.
Restricted Units
On May 7, 2025, the Compensation Committee approved 0.4 million of special restricted stock unit awards ("RSUs") for certain of the Company’s employees, excluding the Chief Executive Officer. We determined the May 9, 2025 grant date fair value using the closing New York Stock Exchange ("NYSE") price of $95.89. The RSUs will generally vest as follows: 25% on May 9, 2026; 25% on May 9, 2027; and 50% on May 9, 2028. The awards issued under these programs are considered to be equity classified. The weighted-average grant date fair value using the closing NYSE price for the RSUs granted in the nine months ended September 30, 2025 was $95.91.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-Qualified Stock Options
On May 9, 2025, we granted 0.3 million stock options at an exercise price of $95.89, the NYSE closing price on that date.
The fair value of each option granted is estimated using a Black-Scholes option pricing model. The weighted-average assumptions used and the weighted-average fair values of options granted in the nine months ended September 30, 2025 and 2024 are as follows:

	2025	2024
Expected dividend yield	5.21%	3.96%
Risk-free interest rate	4.08%	4.25%
Expected life (in years)	6.11	6.13
Expected volatility	30.35%	28.94%
Weighted-average fair value of options granted	$18.72	$34.76

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. MARKETABLE SECURITIES AND NON-CURRENT INVESTMENTS
Our marketable securities are recorded in Other current assets within our consolidated balance sheets. The following is a summary of marketable securities classified as trading and available for sale as of September 30, 2025 and December 31, 2024 (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2025:
Current trading marketable securities:
Equity securities	$3	$—	$(1)	$2
Current available-for-sale securities:
U.S. government and agency debt securities	66	—	—	66
Corporate debt securities	—	—	—	—
Total available-for-sale marketable securities	66	—	—	66
Total current marketable securities	$69	$—	$(1)	$68

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2024:
Current trading marketable securities:
Equity securities	$3	$—	$—	$3
Current available-for-sale securities:
U.S. government and agency debt securities	165	—	(1)	164
Corporate debt securities	39	—	—	39
Total available-for-sale marketable securities	204	—	(1)	203
Total current marketable securities	$207	$—	$(1)	$206
Investment Impairments
We have concluded that no material impairment losses existed within marketable securities as of September 30, 2025. In making this determination, we considered the financial condition and prospects of each issuer, the magnitude of the losses compared with the cost, the probability that we will be unable to collect all amounts due according to the contractual terms of the security, the credit rating of the security and our ability and intent to hold these investments until the anticipated recovery in market value occurs.
Maturity Information
The amortized cost and estimated fair value of marketable securities as of September 30, 2025 by contractual maturity are shown below (in millions). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations with or without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$66	$66
Due after one year through three years	—	—
Due after three years through five years	—	—
Due after five years	—	—
	66	66
Equity securities	3	2
	$69	$68

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-Current Investments
We hold non-current investments that are reported within Other Non-Current Assets in our consolidated balance sheets. Cash paid for these investments is included in Other investing activities in our statements of consolidated cash flows.
•Equity method investments: Equity securities accounted for under the equity method had a carrying value of $249 and $304 million as of September 30, 2025 and December 31, 2024, respectively.
•Other equity securities: Certain equity securities that do not have readily determinable fair values are reported in accordance with the measurement alternative in ASC Topic 321. Equity securities accounted for under this measurement alternative had a carrying value of $47 and $42 million as of September 30, 2025 and December 31, 2024, respectively.
Fair Value Measurements
Marketable securities valued utilizing Level 1 inputs include most U.S. government debt securities, as these securities have quoted prices in active markets. Marketable securities valued utilizing Level 2 inputs include equity securities and corporate bonds. These securities are valued using market corroborated pricing, matrix pricing or other models that utilize observable inputs such as yield curves.
The following table presents information about our investments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2025:
Marketable Securities:
U.S. government and agency debt securities	$66	$—	$—	$66
Corporate debt securities	—	—	—	—
Equity securities	—	2	—	2
Total marketable securities	66	2	—	68
Other non-current investments(1)	—	20	—	20
Total	$66	$22	$—	$88
(1)    Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024:
Marketable Securities:
U.S. government and agency debt securities	$164	$—	$—	$164
Corporate debt securities	25	14	—	39
Equity securities	—	3	—	3
Total marketable securities	189	17	—	206
Other non-current investments(1)	—	19	—	19
Total	$189	$36	$—	$225
(1)    Represents a variable life insurance policy funding benefits for the UPS Excess Coordinating Benefit Plan.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	2025	2024
Vehicles	$11,855	$11,912
Aircraft	24,017	23,768
Land	2,054	2,104
Buildings	6,865	6,714
Building and leasehold improvements	5,749	5,601
Plant equipment	19,219	18,495
Technology equipment	2,908	2,735
Construction-in-progress	2,451	1,967
	75,118	73,296
Less: Accumulated depreciation and amortization	(37,375)	(36,117)
Property, Plant and Equipment, Net	$37,743	$37,179
Property, plant and equipment purchased on account was $378 and $227 million as of September 30, 2025 and December 31, 2024, respectively.
During the nine months ended September 30, 2025, we entered into a build-to-suit financing obligation and recognized $64 million in non-cash additions to construction-in-progress, with a corresponding increase within Other Non-Current Liabilities of the unaudited consolidated balance sheet.
As part of our Network Reconfiguration and Efficiency Reimagined initiatives, we incurred $45 million in accelerated depreciation and asset retirement obligations related to closed facilities and abandoned equipment, and recorded $54 million in gains on sale of properties during the nine months ended September 30, 2025. We have also determined that $47 million of certain long-lived assets meet the criteria to be classified as held for sale and have presented the carrying value of these assets within Other current assets of the unaudited, consolidated balance sheet as of September 30, 2025.
We continue to review expected changes in volume in our integrated air and ground network to identify additional buildings for closure, and it is reasonably possible that our plans will also result in further revisions to our estimates of the useful lives and salvage values of certain of our long-lived assets. Any further revisions to these plans could further accelerate depreciation expense and lead to the recognition of additional charges related to early retirements in future periods. For additional information, see note 17 to the unaudited, consolidated financial statements.
There were no material impairment charges for the nine months ended September 30, 2025 or 2024. We will continue to monitor our long-lived asset groups for impairment.
In the nine months ended September 30, 2025, we entered into sale-leaseback transactions, involving a data center and real estate properties. We concluded that each qualified as a sale; accordingly, we derecognized the carrying amounts of the properties and recognized the related operating lease right-of-use assets and lease liabilities at lease commencement. During the three months ended September 30, 2025, we received cash proceeds of approximately $415 million and recognized gains of $330 million. During the nine months ended September 30, 2025, we received cash proceeds of approximately $465 million and recognized gains of $362 million. These gains were recognized within Other (gains) losses in the unaudited, statement of consolidated cash flows and within Other expenses in the unaudited, statement of consolidated income during the nine months ended September 30, 2025.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost for our company-sponsored pension and postretirement benefit plans for the three and nine months ended September 30, 2025 and 2024 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2025	2024	2025	2024	2025	2024
Three Months Ended September 30:
Service cost	$281	$309	$5	$5	$10	$10
Interest cost	679	644	28	27	17	16
Expected return on assets	(787)	(770)	(2)	(1)	(21)	(22)
Amortization of prior service cost	39	37	—	—	—	1
Net periodic benefit cost	$212	$220	$31	$31	$6	$5

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2025	2024	2025	2024	2025	2024
Nine Months Ended September 30:
Service cost	$844	$929	$13	$15	$28	$32
Interest cost	2,038	1,932	82	81	49	50
Expected return on assets	(2,342)	(2,313)	(5)	(3)	(62)	(64)
Amortization of prior service cost	117	114	—	—	1	1
Net periodic benefit cost	$657	$662	$90	$93	$16	$19
Service cost and the remaining components of net periodic benefit cost are presented within Compensation and benefits and Investment income and other, respectively, in our statements of consolidated income.
In connection with our Network Reconfiguration and Efficiency Reimagined initiatives, we continue to review expected changes in volume in our integrated air and ground network to identify additional buildings for closure, which we expect would result in further reductions in our operational workforce. In addition, in the third quarter of 2025, we offered a voluntary separation program to all full-time drivers in the United States and expect to continue to incur costs associated with contractual termination benefits. For additional information, see note 17 to the unaudited, consolidated financial statements.
During the nine months ended September 30, 2025, we contributed $1.2 billion and $172 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We expect to contribute approximately $9 million over the remainder of the year to both our company-sponsored pension and U.S. postretirement medical benefit plans, respectively.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025 and December 31, 2024, we had $797 and $804 million, respectively, recorded in Other Non-Current Liabilities in our consolidated balance sheets and $9 million as of both September 30, 2025 and December 31, 2024 recorded in Other current liabilities in our consolidated balance sheets associated with our previous withdrawal from the New England Teamsters and Trucking Industry Pension Fund. This liability is payable in equal monthly installments over a remaining term of approximately 37 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of September 30, 2025 and December 31, 2024 was $671 and $651 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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
We have approximately 11,000 employees in Canada employed under a collective bargaining agreement with the Teamsters ("Teamsters Canada"). On August 29, 2025, UPS employees represented by Teamsters Canada ratified a new collective bargaining agreement. Terms of the agreement became effective August 1, 2025 and run through July 31, 2030. The economic provisions in the agreement included wage, healthcare and pension enhancements.
We have approximately 3,300 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"). This collective bargaining agreement became amendable September 1, 2025. We are currently in negotiations with the IPA.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of September 30, 2025 and December 31, 2024 (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
December 31, 2024:	$847	$487	$2,966	$4,300
Acquired	—	—	345	345
Currency / Other	—	27	138	165
September 30, 2025:	$847	$514	$3,449	$4,810
During the nine months ended September 30, 2025:
•We recorded an increase in goodwill of $345 million as a part of the purchase accounting allocation for our January 2025 acquisition of Frigo-Trans and Biotech & Pharma Logistics ("Frigo-Trans").
•The remaining changes were due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
Frigo-Trans is reported in Supply Chain Solutions as part of our Healthcare Logistics and Distribution ("HLD") reporting unit.
We conducted our most recent annual goodwill impairment testing as of July 1, 2025 using both qualitative and quantitative methods. Our quantitative tests utilize a combination of the income and market approaches. We concluded that the fair values of our reporting units were in excess of their respective carrying values.
Approximately $877 and $726 million of our $4.8 billion consolidated goodwill balance is represented by our Global Freight Forwarding ("GFF") and HLD reporting units, respectively, which, based on our annual impairment evaluation, are exhibiting a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. Both GFF and HLD are showing limited excess of fair value over their carrying values, primarily driven by current market conditions, volatility in global markets, early stages of our healthcare growth strategy and ongoing integration of recent acquisitions. Both GFF and HLD reporting units are included in Supply Chain Solutions.
Additionally, beginning in the first quarter of 2025, our Mail Innovations reporting unit experienced cost increases in excess of our expectations due to increases in purchased transportation rates, resulting from the expiration of a contract with our primary vendor. These cost increases began to dissipate in the second quarter of 2025 as we started utilizing alternative vendors. In the second quarter of 2025, we also took action to address the revenue quality in this business, and began to experience improvements therein. Depending on the outcome of these actions, our expectations for the future performance of this reporting unit could be materially affected. Approximately $295 million in goodwill is represented by our Mail Innovations reporting unit included in Supply Chain Solutions.
For each of our reporting units, we continue to monitor the impact of macroeconomic conditions and business performance on our estimates of fair value. Subsequent to our annual testing date and as of September 30, 2025, none of our reporting units had indications that an impairment was more likely than not. Actual reporting unit performance, revisions to our forecasts of future performance, market factors, changes in global trade policy, changes in estimates or assumptions in future impairment testing, or a combination thereof could result in a non-cash impairment charge in one or more of our reporting units during a future period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of intangible assets as of September 30, 2025 and December 31, 2024 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2025:
Capitalized software	$6,673	$(4,499)	$2,174
Licenses	87	(34)	53
Franchise rights	371	(53)	318
Customer relationships	871	(269)	602
Trade name	110	(34)	76
Trademarks, patents and other	372	(145)	227
Amortizable intangible assets	$8,484	$(5,034)	$3,450
Indefinite-lived intangible assets	5	—	5
Total Intangible Assets	$8,489	$(5,034)	$3,455
December 31, 2024:
Capitalized software	$6,088	$(4,159)	$1,929
Licenses	30	(12)	18
Franchise rights	348	(55)	293
Customer relationships	677	(206)	471
Trade name	109	(26)	83
Trademarks, patents and other	369	(103)	266
Amortizable intangible assets	$7,621	$(4,561)	$3,060
Indefinite-lived intangible assets	4	—	4
Total Intangible Assets	$7,625	$(4,561)	$3,064
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. For the three months ended September 30, 2025, there were no impairment charges for finite-lived intangible assets. For the nine months ended September 30, 2025, we recorded impairment charges of $33 million within Other Expenses in our statement of consolidated income. These charges primarily consisted of software impairment charges related to a business within UPS Digital.
For the three months ended September 30, 2024, there were no material impairment charges for finite-lived intangible assets. For the nine months ended September 30, 2024, we recorded impairment charges of $48 million within Other Expenses in our statement of consolidated income. These charges represented trade name and capitalized software license impairments.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2025	2024
Fixed-rate senior notes:
3.900% senior notes	$—	2025	$—	$1,000
2.400% senior notes	500	2026	500	499
3.050% senior notes	1,000	2027	998	997
3.400% senior notes	750	2029	748	748
2.500% senior notes	400	2029	398	398
4.450% senior notes	750	2030	747	746
4.650% senior notes	500	2030	498	—
4.875% senior notes	900	2033	895	895
5.150% senior notes	900	2034	894	894
5.250% senior notes	1,250	2035	1,240	—
6.200% senior notes	1,500	2038	1,486	1,486
5.200% senior notes	500	2040	495	495
4.875% senior notes	500	2040	492	492
3.625% senior notes	375	2042	369	369
3.400% senior notes	500	2046	493	492
3.750% senior notes	1,150	2047	1,138	1,138
4.250% senior notes	750	2049	744	743
3.400% senior notes	700	2049	689	689
5.300% senior notes	1,250	2050	1,232	1,232
5.050% senior notes	1,100	2053	1,083	1,083
5.500% senior notes	1,100	2054	1,087	1,087
5.950% senior notes	1,250	2055	1,232	—
5.600% senior notes	600	2064	590	590
6.050% senior notes	1,000	2065	985	—
Floating-rate senior notes:
Floating-rate senior notes	1,888	2049-2075	1,867	1,755
Debentures:
7.620% debentures	276	2030	279	279
Pound Sterling notes:
5.500% notes	89	2031	89	83
5.125% notes	611	2050	581	544
Euro senior notes:
1.625% senior notes	822	2025	822	731
1.000% senior notes	587	2028	586	521
1.500% senior notes	587	2032	585	521
Finance lease obligations (see note 10)	618	2025-2118	618	455
Facility notes and bonds	320	2029-2045	320	320
Other debt	2	2025-2026	2	2
Total debt	$25,025		$24,782	$21,284
Less: current maturities			(932)	(1,838)
Long-term debt			$23,850	$19,446

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. There was no commercial paper outstanding as of September 30, 2025 or December 31, 2024. The amount of commercial paper outstanding under these programs in the remainder of 2025 is expected to fluctuate.

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
Debt Issuances
In the second quarter of 2025, we issued four series of notes in the principal amounts of $500 million, $1.3 billion, $1.3 billion and $1.0 billion. These notes bear interest at 4.650%, 5.250%, 5.950% and 6.050%, respectively, and mature on October 15, 2030, May 14, 2035, May 14, 2055 and May 14, 2065, respectively. Interest on the notes is payable semi-annually, beginning October 15, 2025 with respect to the 4.650% notes due October 15, 2030 and November 14, 2025 with respect to each other series of notes. Each series of notes is callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of scheduled payments of principal and interest, plus accrued and unpaid interest.
Also in the second quarter of 2025, we issued floating rate senior notes with a principal balance of $171 million. These notes bear interest at a rate equal to the compounded Secured Overnight Financing Rate ("SOFR") less 0.350% per year and mature on June 1, 2075. Interest on the notes is payable quarterly, beginning September 1, 2025. These notes are callable at various times after 30 years at a stated percentage of par value and are redeemable at the option of the note holders at various times after one year at a stated percentage of par value.
Other Arrangements
During the nine months ended September 30, 2025, we entered into new aircraft leases. The structure of this arrangement required a parent company guarantee of approximately $1.3 billion. For additional information, see note 10 to the unaudited, consolidated financial statements.
During the nine months ended September 30, 2025, we entered into a real estate transaction for the development of a facility and recognized a financing obligation included in Other Non-Current Liabilities in our unaudited, consolidated balance sheet of $89 million. The financing obligation will increase as construction progresses.
Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion, and expires on November 24, 2025. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of September 30, 2025 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, may be used at our discretion. We expect to amend this agreement to extend its expiration date prior to its expiration, although no assurances of our ability to do so can be provided.
The second agreement provides revolving credit facilities of $2.0 billion, and expires on November 25, 2029. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of September 30, 2025 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.
If the credit ratings established by Standard & Poor's and Moody's differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate.
There were no amounts outstanding under these facilities as of September 30, 2025.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions. As of September 30, 2025, and for all prior periods presented, we have satisfied these financial covenants.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities and excluding leases, was approximately $23.7 and $19.8 billion as of September 30, 2025 and December 31, 2024, respectively. As of December 31, 2024, the fair value of long-term and short-term debt, inclusive of finance leases, was $20.3 billion. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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
We recognize a right-of-use asset and lease obligation for all leases greater than twelve months, inclusive of renewal or purchase options that are reasonably certain to be exercised. In 2025, we defined a new lease asset class, data centers, and elected to account for the lease and non-lease components separately. For all other lease arrangements, we account for lease and non-lease components as a single lease component.
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
We also have long-term finance leases for aircraft that we operate. In the nine months ended September 30, 2025, we entered into new aircraft leases. The leases that have commenced were accounted for as finance leases and represent $312 million of noncash investing and financing activities during the nine months ended September 30, 2025. Subsequent to September 30, 2025, we entered into six additional aircraft leases which we expect will be treated as finance leases.
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
Sale-leaseback transactions
In the nine months ended September 30, 2025, we entered into sale-leaseback transactions involving a data center and real estate properties.
The real estate transactions were entered into under triple-net operating lease agreements with initial terms ranging from 15 to 20 years, which may be renewed. The leases include increases to base rent at rates ranging from 2.5% to 3.0% over the remaining terms of the leases.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$246	$220	$709	$682
Finance lease costs:
Amortization of assets	42	38	104	104
Interest on lease obligations	6	6	18	16
Total finance lease costs	48	44	122	120
Variable lease costs	97	81	287	235
Short-term lease costs	220	221	639	612
Total lease costs(1)	$611	$566	$1,757	$1,649
(1)    This table excludes sublease income as it was not material for the three and nine months ended September 30, 2025 and 2024.
In addition to the lease costs in the table above, we monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. We recognized certain immaterial impairments, primarily within our Supply Chain Solutions businesses, during the three and nine months ended September 30, 2025 and September 30, 2024.
Supplemental information related to leases and location within our consolidated balance sheets is as follows (in millions):

	September 30, 2025	December 31, 2024
Operating Leases:
Operating lease right-of-use assets	$4,217	$4,149

Current maturities of operating leases	$742	$733
Non-current operating leases	3,687	3,635
Total operating lease obligations	$4,429	$4,368

Finance Leases:
Property, plant and equipment, net	$973	$657

Current maturities of long-term debt, commercial paper and finance leases	$108	$104
Long-term debt and finance leases	510	351
Total finance lease obligations	$618	$455
Supplemental cash flow information related to leases is as follows (in millions):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$716	$657
Operating cash flows from finance leases	12	13
Financing cash flows from finance leases	93	93

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$561	$403
Finance leases	472	58

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease obligations as of September 30, 2025 were as follows (in millions):

	Finance Leases	Operating Leases
2025	$38	$201
2026	119	893
2027	79	775
2028	72	602
2029	62	467
Thereafter	448	2,449
Total lease payments	818	5,387
Less: Imputed interest	(200)	(958)
Total lease obligations	618	4,429
Less: Current obligations	(108)	(742)
Long-term lease obligations	$510	$3,687
As of September 30, 2025, we had $2.2 billion of additional leases which had not commenced and are expected to commence later in 2025 through 2027. These leases are primarily related to aircraft and will commence when the related aircraft is delivered. Other leases will commence when we are granted access to the property, such as when leasehold improvements are completed or a certificate of occupancy is obtained.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Noncontrolling Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol "UPS". Class A and B shares both have a $0.01 par value and, as of September 30, 2025, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of September 30, 2025, no preferred shares had been issued.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling interests accounts for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Class A Common Stock:
Balance at beginning of period	$2	$2	$2	$2
Stock award plans	—	—	—	—
Common stock issuances	—	—	—	—
Conversions of class A to class B common stock	—	—	—	—
Class A shares issued at end of period	$2	$2	$2	$2
Class B Common Stock:
Balance at beginning of period	$7	$7	$7	$7
Common stock purchases	—	—	—	—
Conversions of class A to class B common stock	—	—	—	—
Class B shares issued at end of period	$7	$7	$7	$7
Additional Paid-In Capital:
Balance at beginning of period	$84	$136	$136	$—
Stock award plans	22	(20)	57	(123)
Common stock purchases	—	(212)	(262)	(212)
Common stock issuances	71	96	254	335
Other	1	—	(7)	—
Balance at end of period	$178	$—	$178	$—
Retained Earnings:
Balance at beginning of period	$19,832	$20,692	$20,882	$21,055
Net income	1,311	1,539	3,781	4,061
Dividends ($1.64 and $1.63 per share for the three months ended September 30, 2025 and 2024, respectively, and $4.92 and $4.89 per share for the nine months ended September 30, 2025 and 2024, respectively) (1)	(1,390)	(1,391)	(4,172)	(4,203)
Common stock purchases	—	(288)	(738)	(288)
Other (2)	—	—	—	(73)
Balance at end of period	$19,753	$20,552	$19,753	$20,552
Noncontrolling Interests:
Balance at beginning of period	$27	$23	$25	$8
Change in non-controlling interest	(2)	4	—	19
Balance at end of period	$25	$27	$25	$27
(1)    The dividend per share amount is the same for both class A and class B common stock. Dividends include $42 and $88 million for the three months ended September 30, 2025 and 2024, respectively, and $127 and $154 million for the nine months ended September 30, 2025 and 2024, respectively that were settled in shares of class A common stock.
(2)    Includes adjustments related to certain stock-based awards.
In January 2023, the Board of Directors approved a share repurchase authorization for $5.0 billion of class A and class B common stock. This share repurchase authorization has no expiration date. We repurchased 8.6 million shares of class B common stock for $1.0 billion under the share repurchase program during the nine months ended September 30, 2025. We repurchased 3.9 million shares of class B common stock for $500 million under our share repurchase program during the nine months ended September 30, 2024.
As of September 30, 2025, we had $1.3 billion available under the share repurchase authorization. We do not anticipate further share repurchases in 2025.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We recognize activity in other comprehensive income (loss) for foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses from derivatives that qualify as cash flow hedges and unrecognized pension and postretirement benefit costs. The activity in accumulated other comprehensive income (loss) was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign Currency Translation Gain (Loss), Net of Tax:
Balance at beginning of period	$(1,085)	$(1,431)	$(1,586)	$(1,248)
Translation adjustment (net of tax effect of $(3) and $(5) for the three months ended September 30, 2025 and 2024, respectively, and $0 and $(2) for the nine months ended September 30, 2025 and 2024, respectively)	(46)	211	455	28
Balance at end of period	(1,131)	(1,220)	(1,131)	(1,220)
Unrealized Gain (Loss) on Marketable Securities, Net of Tax:
Balance at beginning of period	—	(3)	(1)	(2)
Current period changes in fair value (net of tax effect of $0 and $0 for the three and nine months ended September 30, 2025 and 2024, respectively)	(1)	2	—	1
Balance at end of period	(1)	(1)	(1)	(1)
Unrealized Gain (Loss) on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	(337)	—	91	(76)
Current period changes in fair value (net of tax effect of $19 and $(37) for the three months ended September 30, 2025 and 2024, respectively, and $(102) and $7 for the nine months ended September 30, 2025 and 2024, respectively)	61	(117)	(323)	24
Reclassification to earnings (net of tax effect of $5 and $(7) for the three months ended September 30, 2025 and 2024, respectively, and $(9) and $(27) for the nine months ended September 30, 2025 and 2024, respectively)	14	(22)	(30)	(87)
Balance at end of period	(262)	(139)	(262)	(139)
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(2,753)	(2,373)	(2,813)	(2,432)
Reclassification to earnings (net of tax effect of $9 and $9 for the three months ended September 30, 2025 and 2024, respectively, and $28 and $27 for the nine months ended September 30, 2025 and 2024, respectively)	30	29	90	88
Balance at end of period	(2,723)	(2,344)	(2,723)	(2,344)
Accumulated other comprehensive income (loss) at end of period	$(4,117)	$(3,704)	$(4,117)	$(3,704)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from accumulated other comprehensive income (loss) to the statements of consolidated income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in
	2025	2024	2025	2024	the Income Statement
Unrealized Gain (Loss) on Cash Flow Hedges:
Interest rate contracts	$(1)	$(1)	$(4)	$(4)	Interest expense
Foreign currency exchange contracts	(17)	30	44	118	Revenue
Foreign currency exchange contracts	(1)	—	(1)	—	Investment income and other
Income tax (expense) benefit	5	(7)	(9)	(27)	Income tax expense
Impact on net income	(14)	22	30	87	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(39)	(38)	(118)	(115)	Investment income and other
Income tax (expense) benefit	9	9	28	27	Income tax expense
Impact on net income	(30)	(29)	(90)	(88)	Net income
Total amount reclassified for the period	$(44)	$(7)	$(60)	$(1)	Net income

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
During the quarter ended December 31, 2024, based on a change in our management reporting structure, we began presenting our U.S. air cargo results within our U.S. Domestic Package segment. This activity was previously reported within Supply Chain Solutions. This change aligns with how our chief operating decision maker ("CODM") reviews operating results to assess performance and allocate resources. Prior periods have been recast to conform to current presentation with no changes to consolidated results.
International Package
International Package operations include delivery to more than 200 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or destination outside the United States. International Package includes our operations in Europe, Middle East and Africa ("EMEA"), Canada and Latin America (together "Americas") and Asia.
Supply Chain Solutions
Supply Chain Solutions includes our Forwarding, Logistics, digital and other businesses. Our Forwarding and Logistics businesses provide services in more than 200 countries and territories worldwide, including international air and ocean freight forwarding, customs brokerage, mail services, healthcare logistics and transportation, distribution and post-sales services. Our digital businesses leverage technology to enable a range of on-demand services such as same-day delivery, end-to-end return services and integrated supply chain and high-value shipment insurance solutions.
Segment information
We consider our Chief Executive Officer to be our CODM. The CODM is responsible for setting the Company's strategic direction, managing overall operations, and is the main point of communication between the Board of Directors and key operational personnel within the organization.
The CODM utilizes operating profit as a primary measure of segment performance because it reflects the underlying business performance and provides the CODM with a basis for making resource allocation decisions. Operating profit is defined as income before investment income and other, interest expense and income tax expense.
The CODM regularly reviews segment-level expense details which include compensation, benefits and purchased transportation when assessing operating segment performance. These expense categories represent the primary metrics used by the CODM to assess segment performance. For the Domestic Package segment, compensation and benefits are evaluated separately, whereas for the International Package segment, these categories are assessed in aggregate. Beginning with the second quarter of 2025, purchased transportation expense for the U.S. Domestic Package segment was no longer provided to the CODM when assessing the operating segment's performance.
Certain expenses are allocated between the segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the third quarter of 2025.
As we operate an integrated, global multimodal network, we evaluate many of our capital expenditure decisions at a network level. Accordingly, expenditures on property, plant and equipment by segment are not presented.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Results of operations for the three and nine months ended September 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. Domestic Package:
Revenue	$14,220	$14,597	$42,763	$43,064
Less:
Compensation	5,000	5,057	15,001	14,725
Benefits	4,462	4,261	12,811	12,612
Other segment items(1)	4,155	4,436	12,453	13,063
U.S. Domestic Operating profit/(loss)	$603	$843	$2,498	$2,664

International Package:
Revenue	$4,673	$4,411	$13,531	$13,037
Less:
Compensation and benefits	1,017	926	2,969	2,790
Purchased transportation	1,018	866	2,867	2,475
Other segment items(1)	1,962	1,821	5,706	5,600
International Operating profit/(loss)	$676	$798	$1,989	$2,172

Reconciliation of revenue:
Total U.S. Domestic Package and International Package Revenue	$18,893	$19,008	$56,294	$56,101
Other revenues(2)	2,522	3,237	7,888	9,668
Total Consolidated Revenue	$21,415	$22,245	$64,182	$65,769

Reconciliation of segment operating profit to income before income taxes:
Total U.S. Domestic Package and International Package Operating profit/(loss)	$1,279	$1,641	$4,487	$4,836
Other profit/(loss)(2)	525	344	805	706
Investment income and other	94	155	251	410
Interest expense	(291)	(230)	(751)	(637)
Total Consolidated Income Before Income Taxes	$1,607	$1,910	$4,792	$5,315
(1)    Other segment items include purchased transportation (applicable only to our U.S Domestic segment), repairs and maintenance, depreciation and amortization, fuel, other occupancy, and allocated costs for our air network, information services, and general and administrative service expenses.
(2)    Revenue and Operating profit/(loss) from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amounts of depreciation and amortization by reportable segment disclosed for the three and nine months ended September 30, 2025 and 2024 are included within the other segment items captions in the table above. These totals are presented after applying activity-based costing methods to allocate expenses between segments as noted above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization
U.S. Domestic Package	$619	$629	$1,878	$1,825
International Package	215	189	626	584
Other depreciation and amortization(1)	92	87	270	281
Consolidated Depreciation and Amortization	$926	$905	$2,774	$2,690
(1)    Depreciation and amortization from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions.
Assets by reportable segment as of September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	2025	2024
Segment Assets
U.S. Domestic Package	$37,625	$38,657
International Package	20,008	18,300
Other assets(1)	11,004	9,850
Unallocated assets(2)	2,755	3,263
Consolidated Assets	$71,392	$70,070
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$1,311	$1,539	$3,781	$4,061
Denominator:
Weighted-average shares	848	854	848	854
Vested portion of restricted shares	—	1	1	2
Denominator for basic earnings per share	848	855	849	856
Effect of dilutive securities:
Stock options	—	—	—	—
Denominator for diluted earnings per share	848	855	849	856
Basic earnings per share(1)	$1.55	$1.80	$4.46	$4.74
Diluted earnings per share(1)	$1.55	$1.80	$4.46	$4.74
(1)    Earnings per share is computed using unrounded amounts.
Diluted earnings per share for the three months ended September 30, 2025 and 2024 excluded the effect of 1.7 and 0.5 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Antidilutive shares of common stock for the nine months ended September 30, 2025 and 2024 were 1.3 and 0.5 million, respectively.

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
As of September 30, 2025 and December 31, 2024, we did not hold any cash collateral and no collateral was required to be posted with our counterparties.
Types of Hedges
Commodity Risk Management
The fuel surcharges that we apply in our domestic and international package businesses are the primary means we employ to reduce the risk of adverse fuel price changes on our business. In order to mitigate the impact of fuel surcharges imposed on us by outside carriers, we regularly adjust the rates we charge for our freight brokerage services.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of September 30, 2025 and December 31, 2024, the notional amounts of our outstanding derivative positions were as follows (in millions):

		September 30, 2025	December 31, 2024
Currency hedges:
Euro	EUR	2,851	3,222
British Pound Sterling	GBP	416	536
Canadian Dollar	CAD	1,671	1,623
Hong Kong Dollar	HKD	4,292	4,160
Chinese Renminbi	CNH	6,928	6,065
As of September 30, 2025 and December 31, 2024, we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in our consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in our consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in our consolidated balance sheets had we elected to apply the right of offset as of September 30, 2025 and December 31, 2024 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$17	$157	$1	$152
Foreign currency exchange contracts	Other non-current assets	Level 2	10	134	2	131
Total Asset Derivatives			$27	$291	$3	$283

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$96	$5	$80	$—
Foreign currency exchange contracts	Other non-current liabilities	Level 2	107	3	99	—
Total Liability Derivatives			$203	$8	$179	$—
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in our consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of September 30, 2025 and December 31, 2024 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	September 30, 2025	September 30, 2025	December 31, 2024	December 31, 2024
Long-term debt and finance leases	$279	$3	$279	$4
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains (losses) that have been recognized in our statements of consolidated income for fair value and cash flow hedges, as well as the associated gain (loss) for the underlying hedged item for fair value hedges for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2025			2024
	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	$—	$(1)	$—	$—	$(1)	$—
Foreign currency exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	(17)	—	(1)	30	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$(17)	$(1)	$(1)	$30	$(1)	$—

	Nine Months Ended September 30:
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	2025			2024
	Revenue	Interest Expense	Investment Income and Other	Revenue	Interest Expense	Investment Income and Other
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	$—	$(4)	$—	$—	$(4)	$—
Foreign currency exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	44	—	(1)	118	—	—
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$44	$(4)	$(1)	$118	$(4)	$—

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains (losses) that have been recognized in AOCI for the three and nine months ended September 30, 2025 and 2024 for those derivatives designated as cash flow hedges (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2025	2024
Three Months Ended September 30:
Foreign currency exchange contracts	$80	$(154)
Total	$80	$(154)

Nine Months Ended September 30:
Foreign currency exchange contracts	$(425)	$31
Total	$(425)	$31
As of September 30, 2025, there were $85 million of pre-tax losses related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending September 30, 2026. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 3 years.
The following table indicates the amount of gains (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three and nine months ended September 30, 2025 and 2024 for those instruments designated as net investment hedges (in millions):

Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2025	2024
Three Months Ended September 30:
Foreign currency denominated debt	$10	$(120)
Total	$10	$(120)

Nine Months Ended September 30:
Foreign currency denominated debt	$(260)	$(36)
Total	$(260)	$(36)
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts recorded in our statements of consolidated income related to fair value changes and settlements of foreign currency forward contracts not designated as hedges for the three and nine months ended September 30, 2025 and 2024 (in millions) were as follows:

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2025	2024
Three Months Ended September 30:
Foreign currency exchange contracts	Investment income and other	$1	$(4)
Total		$1	$(4)

Nine Months Ended September 30:
Foreign currency exchange contracts	Investment income and other	$(8)	$(8)
Total		$(8)	$(8)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES
Our effective tax rate for the three months ended September 30, 2025 decreased to 18.4% compared to 19.4% in the same period of 2024 (21.1% year to date compared to 23.6% in 2024). The year-over-year decrease in our effective tax rate was driven by the valuation allowance release discussed below, prior year share-based compensation shortfalls, prior year unfavorable changes in uncertain tax positions and non-deductible expenses related to regulatory matters that did not recur in the current period.
As discussed in note 18, in the third quarter of 2024 we completed the divestiture of Coyote and recorded a pre-tax gain of $156 million. As a result, we recorded related income tax expense of $4 million in the period. This income tax expense was generated at a lower average tax rate than the U.S. federal statutory tax rate due to the disposition's generation of capital losses for tax purposes that were not expected to be realized.
As of December 31, 2024, we maintained a full valuation allowance of $105 million against our U.S. capital loss deferred tax asset. Each quarter, we assess the available positive and negative evidence to determine whether it is more likely than not that the capital losses will be realized. As of September 30, 2025, we have released all of this valuation allowance ($86 million during the three months ended September 30, 2025) as a result of net capital gains from the property sales transactions discussed in note 6 of the unaudited, consolidated financial statements.
In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The estimated impact of the OBBBA is not material to our overall effective tax rate for the current year and has been reflected in our unaudited, consolidated financial statements during the three and nine months ended September 30, 2025.

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
The table below presents transformation strategy costs for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Transformation Strategy Costs:
Compensation and benefits	$284	$110	$358	$161
Total Other expenses	44	44	102	66
Total Transformation Strategy Costs	$328	$154	$460	$227
Income Tax Benefit from Transformation Strategy Costs (1)	(78)	(38)	(109)	(55)
After-Tax Transformation Strategy Costs	$250	$116	$351	$172
(1)    The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.
Compensation and benefit costs under these programs are primarily related to severance costs incurred in conjunction with reductions in our workforce. We are primarily accounting for these reductions in workforce under ASC Topic 712 as they have been, or will be, carried out under a plan which provides a contractual termination benefit to impacted employees. The nature of our separation initiatives has resulted in a relatively short period of time, typically less than one year, between the point at which the separation meets the criteria for recognition as an accrual and the point at which the separation is completed.
Accruals for separation costs of $152 and $45 million were included in our consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025, we made payments of $223 million and recognized additional separation costs of $330 million. An additional $81 million of separation costs is expected to be incurred for the remaining participants in our voluntary separation programs over the employees' remaining term of service through the second quarter of 2026.
Other costs incurred in furtherance of our transformation strategy are primarily related to fees paid to third-party service providers and are not incurred as a result of restructuring, exit or disposal activities and, as period costs, do not give rise to restructuring, exit or disposal liabilities.
Transformation strategy costs during the periods presented related to our Transformation 2.0, Fit to Serve, and Network Reconfiguration and Efficiency Reimagined programs. Total costs by program are shown in the table below for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Transformation Strategy Costs:
Transformation 2.0
Business portfolio review	$—	$34	$(18)	$29
Financial systems	13	12	44	41
Transformation 2.0 total	13	46	26	70
Fit to Serve	19	108	47	157
Network Reconfiguration and Efficiency Reimagined	296	—	387	—
Total Transformation Strategy Costs	$328	$154	$460	$227

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Transformation 2.0: Based on a number of factors including evaluating efficiencies previously gained, and in connection with changes in 2020, we identified and reprioritized certain then-current and future investments, including additional investments in our workforce, portfolio of businesses and technology (such projects, collectively, "Transformation 2.0"). Specifically, we identified opportunities to reduce spans and layers of management, began a review of our business portfolio and identified opportunities to invest in certain technologies, including financial reporting and certain schedule, time and pay systems, to reduce global indirect operating costs, provide better visibility, and reduce reliance on legacy systems and coding languages. As of September 30, 2025, our remaining efforts under Transformation 2.0 include initiatives related to our financial systems. Previously completed initiatives within Transformation 2.0 are described in note 18 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, we have incurred $824 million of costs as part of Transformation 2.0. Transformation 2.0 initiatives are expected to conclude during 2025 with anticipated remaining costs of approximately $15 million primarily related to completion of our technology initiatives. Costs associated with Transformation 2.0 have primarily consisted of compensation and benefit costs related to reductions in our workforce and fees paid to third-party consultants. These technology initiatives are expected to provide enhanced reporting quality for both internal and external purposes in part through simplification and standardization of data to better enable migration into cloud-based tools and automation, including transitioning general ledger, consolidation, and planning tools along with U.S. payroll from older programs and software supporting our freight forwarding business. These efforts are expected to reduce the need for future investments; and we began realizing benefits during the nine months ended September 30, 2025.
Fit to Serve: During 2023, we began our "Fit to Serve" initiative, which is intended to right-size our business for the future through a workforce reduction of approximately 14,000 positions and create a more efficient operating model to enhance responsiveness to changing market dynamics. As of September 30, 2025, we have incurred total costs of $463 million and anticipate that we will incur additional costs of approximately $10 million under Fit to Serve. Fit to Serve is expected to conclude in 2025.
Network Reconfiguration and Efficiency Reimagined: Our Network of the Future initiative is intended to enhance the efficiency of our network through automation and operational sort consolidation in our U.S. Domestic network. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and has led and could lead to a reduction in the number of our facilities, vehicles and aircraft and workforce as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration. In connection therewith, we have reduced our U.S. operational workforce by approximately 34,000 positions and closed daily operations at 93 leased and owned buildings, 85 of which have been permanently closed during the first nine months of 2025. We continue to review expected changes in volume in our integrated air and ground network to identify additional buildings for closure.
In connection with the Network Reconfiguration and Efficiency Reimagined programs, we expect to exclude between $400 and $650 million in non-GAAP adjusted expense during 2025, related primarily to third-party consulting fees, employee separation benefits and certain programmatic expenses. We expect the costs associated with these actions may increase should we determine to close additional buildings. As of September 30, 2025, we have incurred program costs to date of $422 million, including $387 million year to date. These initiatives are expected to conclude in 2027.
In addition, we have incurred and expect to continue to incur other costs and benefits associated with our Network Reconfiguration programs and anticipated lower volumes, including early asset retirement, lease related costs and gains from the sale of properties. It is our intention to exit or abandon leases, sell property and transfer or dispose of equipment associated with closed facilities. During the first nine months of 2025, we incurred $45 million in accelerated depreciation and asset retirement obligations related to closed facilities and abandoned equipment and $54 million in gains on sale of properties. We expect the costs associated with these actions may increase should we determine to close additional buildings.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. ACQUISITIONS AND DISPOSITIONS
In the first quarter of 2025, we acquired Frigo-Trans, an industry-leading, complex healthcare logistics provider based in Germany. The acquisition is expected to increase our complex cold-chain logistics capabilities internationally. During 2025, we also acquired franchise development areas for The UPS Store.
The aggregate purchase price for all acquisitions during the nine months ended September 30, 2025 was approximately $479 million, net of cash acquired, which are recorded within Supply Chain Solutions. Acquisitions were funded using cash from operations.
The estimated fair values of assets acquired and liabilities assumed are subject to change based on completion of our purchase accounting. Certain items, including our estimates of tax positions, are preliminary as of September 30, 2025. The preliminary purchase price allocation for acquired companies can be modified for up to one year from the date of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

2025
Cash and cash equivalents	$5
Accounts receivable	20
Other current assets	1
Property, plant and equipment	84
Operating lease right-of-use assets	18
Goodwill	345
Intangible assets(1)	180
Other non-current assets	1
Current maturities of operating leases	(4)
Accounts payable and other current liabilities	(18)
Non-current operating lease	(14)
Deferred income tax liabilities	(46)
Other non-current liabilities	(88)
Total purchase price	$484
(1)    Includes $40 million for acquisitions of development areas for The UPS Store.
Goodwill recognized upon acquisition of approximately $345 million is attributable to expected synergies from future growth, and has been assigned to Supply Chain Solutions. This goodwill is not expected to be deductible for income tax purposes.
Intangible assets acquired of approximately $180 million are primarily comprised of $137 million of customer relationships (amortized over a weighted average of 15 years). Other intangible assets acquired include franchise rights, licenses and trade names. The carrying value of accounts receivable approximates fair value.
In the second quarter of 2025, we completed the divestiture of a business within UPS Digital. In connection with this divestiture, we recorded a pre-tax gain of approximately $20 million ($14 million after tax) during the nine months ended September 30, 2025. The gain was recognized within Other expenses in our statement of consolidated income.
In the nine months ended September 30, 2024, we completed the divestiture of Coyote, for cash proceeds, net of cash divested and direct transaction expenses, of $1.0 billion. These proceeds were recognized within Proceeds from disposal of businesses, property, plant and equipment in the statements of consolidated cash flows. In connection with the completion of that divestiture, we recorded a pre-tax gain of $156 million ($152 million after tax). The gain was recognized within Other expenses in the statements of consolidated income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. SUBSEQUENT EVENTS
On November 1, 2025, we completed the acquisition of Andlauer Healthcare Group Inc., a leading North American supply chain management company headquartered in Canada offering customized third-party logistics and specialized cold chain transportation solutions for a total purchase price of approximately C$2.2 billion ($1.6 billion).
On November 4, 2025, one of our MD-11 cargo aircraft was involved in an accident at Louisville Muhammad Ali International Airport. The National Transportation Safety Board is actively investigating. At this time, we do not believe the financial impact will be material to our business, financial position, results of operations or cash flows.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We continue to execute our Customer First, People Led and Innovation Driven strategy to grow in the most attractive parts of the market including healthcare, small and medium-sized businesses ("SMBs") and International.
During the third quarter and first nine months ( the "year-to-date") periods of 2025, we took several steps in furtherance of this strategy, including continuing our deliberate shift in our business to increase our focus on higher yielding volume. As previously disclosed, we intend to reduce volume from our largest customer by more than 50% by June 2026 from 2024 levels.
In the first half of 2025, we insourced our former SurePost product, using the UPS network for final mile delivery, and have since replaced it with Ground Saver, a new domestic economy service meant to complement our array of products used by our customers. The insourcing of this product pressured our operating results in both the third quarter and year-to-date periods as pickup and delivery costs were higher than last year. During the nine month period of 2025, we took pricing actions to manage Ground Saver volume and we are working to continue to reduce our costs related to this product.
In the first quarter of 2025, we completed the acquisition of Frigo-Trans and Biotech & Pharma Logistics ("Frigo-Trans"), an industry-leading, complex healthcare logistics provider based in Germany. The acquisition has increased our complex cold-chain logistics capabilities. In November 2025, we completed the previously announced acquisition of Andlauer Healthcare Group ("AHG"), a leading North American supply chain management company that offers customized third-party logistics and specialized cold chain transportation solutions for the healthcare sector. This acquisition will further extend our global portfolio of end-to-end cold chain capabilities with temperature-controlled and pharmaceutical logistics solutions.
Our Network of the Future initiative is intended to enhance the efficiency of our network through automation and operational sort consolidation in our U.S. Domestic network. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and has led and could lead to a reduction in the number of our facilities, vehicles and aircraft and workforce as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration. See Supplemental Information - Items Affecting Comparability for additional discussion of this initiative.
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions. Our financial results for both the third quarter and year-to-date periods of 2025 reflect the impact of a complex macro environment, driven by evolving trade policies, as well as the significant strategic actions we are taking.

Global trade policy changes including pending and enacted tariffs and the de minimis exclusions continued during the third quarter of 2025 and resulted in shifting trade lane volumes, particularly reducing volumes on our China to U.S. lane, pressuring our International segment margins during the third quarter and year-to-date periods.
Supply Chain Solutions revenue decreased in both the third quarter and year-to-date periods, driven by the impact of the third quarter 2024 divestiture of Coyote, decreases in Air and Ocean Forwarding revenue primarily related to volatility in global trade and declines within Mail Innovations. These decreases were partially offset by growth in certain of our healthcare and digital businesses.
During the nine months ended September 30, 2025, we returned cash to shareholders by completing our previously announced $1.0 billion of share repurchase program and paying dividends of $4.0 billion.
The macro environment remains uncertain. As a global carrier, the eventual outcomes of trade policy and tariff uncertainty could result in pressure in some parts of our business, while creating opportunities in others, such as our global brokerage capabilities.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Highlights of our consolidated results, which are discussed in more detail below, include:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenue (in millions)	$21,415	$22,245	$(830)	(3.7)%	$64,182	$65,769	$(1,587)	(2.4)%
Operating Expenses (in millions)	19,611	20,260	(649)	(3.2)%	58,890	60,227	(1,337)	(2.2)%
Operating Profit (in millions)	$1,804	$1,985	$(181)	(9.1)%	$5,292	$5,542	$(250)	(4.5)%
Operating Margin	8.4%	8.9%			8.2%	8.4%
Net Income (in millions)	$1,311	$1,539	$(228)	(14.8)%	$3,781	$4,061	$(280)	(6.9)%
Basic Earnings Per Share	$1.55	$1.80	$(0.25)	(13.9)%	$4.46	$4.74	$(0.28)	(5.9)%
Diluted Earnings Per Share	$1.55	$1.80	$(0.25)	(13.9)%	$4.46	$4.74	$(0.28)	(5.9)%

Operating Days	64	64			190	191
Average Daily Package Volume (in thousands)	19,419	21,527		(9.8)%	19,974	21,220		(5.9)%
Average Revenue Per Piece	$14.82	$13.58	$1.24	9.1%	$14.46	$13.66	$0.80	5.9%

•Average daily package volume in our global small package operations decreased in both the quarter and year-to-date periods driven primarily by our strategic execution of planned volume declines from our largest customer and pricing actions taken on certain e-commerce customers, offset in part by growth in the International Package segment.
•Revenue declined in both the quarter and year-to-date periods, driven by the impact of the third quarter 2024 divestiture of Coyote, which contributed $465 million of revenue in the third quarter of 2024 ($1.6 billion year to date in 2024), average daily volume declines described above and decreases in our Mail Innovations business.
•The revenue impact of the overall declines in package volume in both periods was offset in part by growth in revenue per piece. Revenue in our global small package operations during the third quarter and year-to-date periods of 2025 also benefited from growth in air cargo revenue as we fully onboarded volume under our contract with USPS during the fourth quarter of 2024.
•Operating expenses decreased in both the third quarter and year-to-date periods, driven by decreases in purchased transportation, primarily attributable to the impact of the 2024 divestiture of Coyote, the insourcing of our Ground Saver product, a gain from sale-leaseback transactions involving real estate properties within Supply Chain Solution businesses and reduced costs in our Mail Innovations business. These decreases were partially offset by increases in compensation and benefits and other costs associated with pick up and delivery expenses driven by the insourcing of our Ground Saver product and the implementation of weekend delivery within Europe.
•Operating profit and operating margin decreased in both periods primarily due to the lower volumes in the U.S. Domestic Package segment, the increased pickup and delivery expenses and shifting international trade lanes related to trade policy challenges, partially offset by the impact of revenue quality efforts.
•We reported third quarter 2025 net income of $1.3 billion and diluted earnings per share of $1.55 ($3.8 billion and $4.46 per diluted share, year to date), including $0.30 per diluted share attributable to sale-leaseback transactions described in Supply Chain Solutions within Results of Operations - Segment Review. Non-GAAP adjusted diluted earnings per share for the third quarter of 2025 were $1.74 ($4.78 per diluted share, year to date) after adjusting for the after-tax impacts of:
◦transformation strategy costs of $250 million, or $0.29 per diluted share, in the third quarter ($351 million, or $0.41 per diluted share, year to date);
◦the reversal of an income tax valuation allowance of $86 million, or ($0.10) per diluted share, in the third quarter ($109 million, or ($0.13) per diluted share, year to date);
◦a gain on divestiture of $15 million, or ($0.02) per diluted share, in the year to date period; and
◦goodwill and asset impairment charges of $49 million, or $0.06 per diluted share, in the year-to-date period.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Non-GAAP adjusted amounts reflect the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjustments	2025	2024	2025	2024
Operating Expenses:
Transformation Strategy Costs:
Transformation 2.0
Business Portfolio Review	$—	$34	$(18)	$29
Financial Systems	13	12	44	41
Transformation 2.0 Total	13	46	26	70
Fit to Serve	19	108	47	157
Network Reconfiguration and Efficiency Reimagined	296	—	387	—
Total Transformation Strategy Costs	328	154	460	227
Gain on Divestiture	—	(156)	(20)	(156)
One-Time Payment for International Regulatory Matter	—	—	—	88
Goodwill and Asset Impairment Charges	—	—	39	48
Expense for Regulatory Matter	—	—	—	45
Total Non-GAAP Adjustments to Operating Expenses	$328	$(2)	$479	$252

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjustments	2025	2024	2025	2024
Other Income and (Expense):
Goodwill and Asset Impairment Charges	$—	$—	$19	$—
One-Time Payment for Int'l Regulatory Matter	—	—	—	6
Total Non-GAAP Adjustments to Other Income and (Expense)	$—	$—	$19	$6

Total Non-GAAP Adjustments to Income Before Income Taxes	$328	$(2)	$498	$258

Income Tax (Benefit) Expense:
Transformation Strategy Costs:
Transformation 2.0
Business Portfolio Review	$—	$8	$(5)	$7
Financial Systems	3	3	11	10
Transformation 2.0 Total	3	11	6	17
Fit to Serve	4	27	10	38
Network Reconfiguration and Efficiency Reimagined	71	—	93	—
Total Transformation Strategy Costs	78	38	109	55
Gain on Divestiture	—	(4)	(5)	(4)
Goodwill and Asset Impairment Charges	—	—	9	13
Reversal of Income Tax Valuation Allowance	86	—	109	—
Total Non-GAAP Adjustments to Income Tax (Benefit) Expense	$164	$34	$222	$64
Total Non-GAAP Adjustments to Net Income	$164	$(36)	$276	$194
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
Various circumstances precipitated these initiatives, including identification and prioritization of certain investments, developments and changes in competitive landscapes, inflationary pressures, consumer behaviors, and other factors including post-COVID normalization and volume diversions attributed to our 2023 labor negotiations.
Our transformation strategy includes the following programs and initiatives:
Transformation 2.0: Based on a number of factors including evaluating efficiencies previously gained, and in connection with changes in 2020, we identified and reprioritized certain then-current and future investments, including additional investments in our workforce, portfolio of businesses and technology (such projects, collectively, "Transformation 2.0"). Specifically, we identified opportunities to reduce spans and layers of management, began a review of our business portfolio and identified opportunities to invest in certain technologies, including financial reporting and certain schedule, time and pay systems, to reduce global indirect operating costs, provide better visibility, and reduce reliance on legacy systems and coding languages. As of September 30, 2025, our remaining efforts under Transformation 2.0 include technology initiatives related to our financial systems. Previously completed initiatives within Transformation 2.0 are described in Supplemental Information - Items Affecting Comparability in our Annual Report on Form 10-K for the year ended December 31, 2024. Costs associated with Transformation 2.0 have primarily consisted of compensation and benefit costs related to reductions in our workforce and fees paid to third-party consultants. As of September 30, 2025, we have incurred $824 million of costs as part of Transformation 2.0, with anticipated remaining costs of approximately $15 million primarily related to completion of our technology initiatives. We expect any remaining costs to be incurred during the remainder of 2025. These technology initiatives are expected to provide enhanced reporting quality for both internal and external purposes in part through simplification and standardization of data to better enable migration into cloud-based tools and automation, including transitioning general ledger, consolidation, and planning tools along with U.S. payroll from older programs and software supporting our freight forwarding business. These efforts are expected to reduce the need for future investments and we began realizing benefits therefrom during the second quarter of 2025.
Fit to Serve: In 2023, a number of factors, including macroeconomic headwinds and volume diversion resulting from our labor negotiations with the International Brotherhood of Teamsters, contributed to volume declines in our U.S. Domestic Package business. In addition, our International Package and Supply Chain Solutions businesses were also negatively impacted by a number of challenging macroeconomic conditions during 2023. In response to these factors, we undertook our Fit to Serve initiative with the intent to right-size our business to create a more efficient operating model that was more responsive to market dynamics through a workforce reduction of approximately 14,000 positions, primarily within management. As of September 30, 2025, we have incurred total costs of $463 million under Fit to Serve, which primarily consist of benefit costs related to reductions in our workforce. We expect to incur remaining costs of approximately $10 million in 2025 as a part of this initiative, which should be complete in 2025. We have achieved savings of approximately $1.0 billion through this program via reductions in our compensation and benefit expense.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Network Reconfiguration and Efficiency Reimagined: Our Network of the Future initiative is intended to enhance the efficiency of our network through automation and operational sort consolidation in our U.S. Domestic network. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and has led and could lead to a reduction in the number of our facilities, vehicles and aircraft and workforce as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration. In connection therewith, we have reduced our U.S. operational workforce by approximately 34,000 positions and closed daily operations at 93 leased and owned buildings, 85 of which have been permanently closed in the first nine months of 2025. We continue to review expected changes in volume in our integrated air and ground network to identify additional buildings for closure. As of September 30, 2025, we have realized cost savings of approximately $2.2 billion and expect to achieve $3.5 billion total cost savings in 2025, from this initiative.
In connection with the Network Reconfiguration and Efficiency Reimagined programs, we expect to exclude between $400 and $650 million in non-GAAP adjusted expense during 2025, related primarily to third-party consulting fees, employee separation benefits and certain programmatic expenses. We expect the costs associated with these actions may increase should we determine to close additional buildings. As of September 30, 2025, we have incurred program costs to date of $422 million, including $387 million year to date. These initiatives are expected to conclude in 2027.
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
In addition, we have incurred and expect to continue to incur other costs and benefits associated with our Network Reconfiguration programs and anticipated lower volumes, including early asset retirement, lease related costs and gains from the sale of properties. It is our intention to exit or abandon leases, sell property and transfer or dispose of equipment associated with closed facilities. During the first nine months of 2025, we incurred $45 million in accelerated depreciation and asset retirement obligations related to closed facilities and abandoned equipment and $54 million in gains on sale of properties. We expect the costs associated with these actions may increase should we determine to close additional buildings.
For more information regarding transformation strategy costs, see note 17 to the unaudited, consolidated financial statements.
Goodwill and Asset Impairment Charges
We exclude the impact of goodwill and certain asset impairment charges, including impairments of long-lived assets and equity method investments. We do not consider these non-cash charges when evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards. For more information regarding goodwill and asset impairment charges, see note 5 and note 8 to the unaudited, consolidated financial statements.
Expense for Regulatory Matter
We have excluded the impact of an expense to settle a previously disclosed regulatory matter. We do not believe this is a component of our ongoing operations and we do not expect this or similar expenses to recur.
One-Time Payment for International Regulatory Matter
We have excluded the impact of a payment to settle a previously-disclosed international tax regulatory matter. We do not believe this payment was a component of our ongoing operations and we do not expect this or similar payments to recur. For more information regarding this matter, see note 10 in our Annual Report on Form 10-K for the year ended December 31, 2024.
Gain and Losses Related to Divestitures
We exclude the impact of gains (or losses) related to the divestiture of businesses. We do not consider these transactions to be a component of our ongoing operations, nor do we consider the impact of these transactions when evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Reversal of Income Tax Valuation Allowance
We previously recorded non-GAAP adjustments for transactions that resulted in capital loss deferred tax assets not expected to be realized. As a result of property sales during 2025, we now expect all of these capital losses to be realized. We supplement our presentation with non-GAAP adjusted financial measures that exclude the impact of the reversals of the valuation allowances against these deferred tax assets as we believe such treatment is consistent with how the valuation allowance was initially established.
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
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Our allocation methodologies are refined periodically, or as necessary to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the third quarter of 2025.
As a normal part of managing our air network, we routinely idle aircraft and engines temporarily for maintenance or to adjust network capacity. As of September 30, 2025, we had five aircraft temporarily idled for an average period of approximately eight months in order to better match capacity with current demand. Temporarily idled assets are classified as held-and-used, and we continue to record depreciation expense for these assets. We expect these aircraft to return to operational service during the fourth quarter of 2025. During the nine months ended September 30, 2025, we retired two fully depreciated MD-11s from operational service. We continue to evaluate possible retirements within our fleet and expect to retire one fully depreciated MD-11 from operational service in the fourth quarter of 2025.
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
We conducted our most recent annual goodwill impairment testing as of July 1, 2025 using both qualitative and quantitative methods. Our quantitative tests utilize a combination of the income and market approaches. We concluded that the fair values of our reporting units were in excess of their respective carrying values.
Approximately $877 and $726 million of our $4.8 billion consolidated goodwill balance is represented by our Global Freight Forwarding ("GFF") and HLD reporting units, respectively, which, based on our annual impairment evaluation, are exhibiting a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. Both GFF and HLD are showing limited excess of fair value over their carrying values, primarily driven by current market conditions, volatility in global markets, early stages of our healthcare growth strategy and ongoing integration of recent acquisitions. Both GFF and HLD reporting units are included in Supply Chain Solutions.
Additionally, beginning in the first quarter of 2025, our Mail Innovations reporting unit experienced cost increases in excess of our expectations due to increases in purchased transportation rates, resulting from the expiration of a contract with our primary vendor. These cost increases began to dissipate in the second quarter of 2025 as we started utilizing alternative vendors. In the second quarter of 2025, we also took action to address the revenue quality in this business, and began to experience improvements therein. Depending on the outcome of these actions, our expectations for the future performance of this reporting unit could be materially affected. Approximately $295 million in goodwill is represented by our Mail Innovations reporting unit included in Supply Chain Solutions.
We continue to monitor our reporting units subsequent to the annual test and while we do not believe it is more likely than not that our reporting units' fair values are less than their carrying values as of September 30, 2025, challenging macroeconomic and uncertain geopolitical conditions, actual reporting unit performance, revisions to our forecasts of future performance or other factors, including market comparables, may negatively impact certain estimates and assumptions that we use in determining our reporting units' fair values. Such impacts may be more pronounced for reporting units whose fair values do not significantly exceed their carrying values. These factors or a combination thereof could result in a non-cash impairment charge in one or more of our reporting units during a future period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,422	1,596		(10.9)%	1,456	1,582		(8.0)%
Deferred	804	988		(18.6)%	831	1,008		(17.6)%
Ground	13,924	15,823		(12.0)%	14,420	15,526		(7.1)%
Total Average Daily Package Volume	16,150	18,407		(12.3)%	16,707	18,116		(7.8)%
Average Revenue Per Piece:
Next Day Air	$26.16	$23.46	$2.70	11.5%	$25.43	$23.24	$2.19	9.4%
Deferred	19.82	17.54	2.28	13.0%	19.59	17.51	2.08	11.9%
Ground	11.81	10.81	1.00	9.3%	11.58	10.93	0.65	5.9%
Total Average Revenue Per Piece	$13.47	$12.27	$1.20	9.8%	$13.18	$12.37	$0.81	6.5%
Operating Days in Period	64	64			190	191
Revenue (in millions):
Next Day Air	$2,381	$2,396	$(15)	(0.6)%	$7,035	$7,021	$14	0.2%
Deferred	1,020	1,109	(89)	(8.0)%	3,093	3,372	(279)	(8.3)%
Ground	10,525	10,945	(420)	(3.8)%	31,718	32,410	(692)	(2.1)%
Cargo and Other	294	147	147	100.0%	917	261	656	251.3%
Total Revenue	$14,220	$14,597	$(377)	(2.6)%	$42,763	$43,064	$(301)	(0.7)%
Operating Expenses (in millions):
Operating Expenses	$13,617	$13,754	$(137)	(1.0)%	$40,265	$40,400	$(135)	(0.3)%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	(302)	(76)	(226)	297.4%	(400)	(93)	(307)	330.1%
Goodwill and Asset Impairment Charges	—	—	—	N/A	—	(5)	5	(100.0)%
Non-GAAP Adjusted Operating Expenses	$13,315	$13,678	$(363)	(2.7)%	$39,865	$40,302	$(437)	(1.1)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$603	$843	$(240)	(28.5)%	$2,498	$2,664	$(166)	(6.2)%
Non-GAAP Adjusted Operating Profit	$905	$919	$(14)	(1.5)%	$2,898	$2,762	$136	4.9%
Operating Margin	4.2%	5.8%			5.8%	6.2%
Non-GAAP Adjusted Operating Margin	6.4%	6.3%			6.8%	6.4%
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Third quarter 2025 vs. 2024	(12.3)%	8.8%	0.9%	(2.6)%
Year to date 2025 vs. 2024	(8.3)%	7.2%	0.4%	(0.7)%
Comparative results were impacted by one less operating day in the nine months ended September 30, 2025. The growth in rates and product mix shown above includes the growth in our air cargo product during both the third quarter and the year-to-date periods in 2025, as air cargo under our contract with the USPS was fully onboarded during the fourth quarter of 2024. Air cargo is measured by dimensional weight, not on a per piece basis, and therefore does not impact the volume and revenue per piece discussions below.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased for both the quarter and year-to-date periods, driven by our strategic execution of planned volume declines from our largest customer, challenging market conditions and decreases in our Ground Saver product as a result of pricing actions we are taking with respect to certain e-commerce volume.
Residential ("business-to-consumer") and commercial ("business-to-business") volume decreased for both the quarter and year-to-date periods. Business-to-business volume decreased 4.8% for the quarter (down 1.9% year to date), primarily driven by demand softness within the retail and manufacturing sectors. Business-to-consumer volume decreased 17.6% for the quarter (down 11.9% year to date), as a result of the planned volume declines and pricing actions discussed above. These overall declines were partially offset by continued growth from SMBs who leveraged our Digital Access Program.
Within our Air products, average daily volume decreased 13.9% for the quarter (down 11.7% year to date), driven by the continued execution of planned volume declines from our largest customer, partially offset by increased demand from customers in the healthcare and technology sectors.
Ground average daily volume decreased 12.0% for the quarter (down 7.1% year to date) driven by residential volume decreases of 17.4% for the quarter (down 11.2% year to date) which were primarily as a result of the pricing actions discussed above.
Revenue Per Piece
Revenue per piece increased 9.8% for the quarter (up 6.5% year to date), with increases in both Air and Ground products due to favorable trends in customer and product mix as a result of pricing actions we are taking. Changes in package characteristics and fuel surcharges also contributed to the increase in revenue per piece.
In December 2024, we implemented an average 5.9% net increase in base and accessorial rates for both our Air and Ground products, which also contributed to the increase.
Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that adjusts weekly. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price.
Fuel surcharge revenue increased $141 million for the quarter (up $166 million year to date), as pricing initiatives more than offset the impact of lower volume.
Operating Expenses
Operating expenses and non-GAAP adjusted operating expenses decreased for both the quarter and year-to-date periods primarily due to a decline of $398 million for the quarter (down $998 million year to date) in facility and transportation-related costs driven by the insourcing of our Ground Saver product.
These decreases were partially offset by:
•Compensation and benefits expense attributable to our Air and Ground products increased $141 million for the quarter (up $589 million year to date). The increases were primarily driven by increased hours resulting from additional stops as a result of the insourcing of our Ground Saver product. Increased seniority and contractual wage rate increases within our U.S. union workforce and workers' compensation expense also drove an increase to compensation and benefits expense. These increases were partially offset by reduced headcount resulting from the strategic execution of our Network Reconfiguration and Efficiency Reimagined initiatives.
•Air cargo expense increased $64 million for the quarter (up $490 million year to date) as we fully onboarded our contract with the USPS during the fourth quarter of 2024.
• Other expenses increased $56 million for the quarter (down $216 million year to date). For the year-to-date period, other expenses decreased driven by gains on real estate and aircraft engine sales and a reduction in costs resulting from the strategic execution of our Network Reconfiguration and Efficiency Reimagined initiatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Our non-GAAP adjusted operating expenses exclude the impact of transformation strategy costs of $302 and $76 million in the third quarters of 2025 and 2024, respectively, and $400 and $93 million in the 2025 and 2024 year-to-date periods, respectively. The 2024 year-to-date period non-GAAP adjusted operating expenses also excluded asset impairment charges of $5 million. Transformation strategy costs during both the 2025 and 2024 periods relate to our Fit to Serve and Transformation 2.0 programs. The costs in the 2025 periods also include costs related to our Network Reconfiguration and Efficiency Reimagined programs. Within these programs, we incurred compensation and benefits costs, as well as fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of transformation strategy costs excluded from our non-GAAP financial measures.
Cost per piece increased 12.3% during the third quarter of 2025 (up 7.2% year to date). Non-GAAP adjusted cost per piece increased 10.4% during the third quarter of 2025 (up 6.4% year to date). The increase in cost per piece was primarily driven by increased compensation and benefits costs from the insourcing of our Ground Saver product in addition to lower average daily volume. These impacts were not fully offset by the benefits of our cost-saving initiatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Average Daily Package Volume (in thousands):
Domestic	1,536	1,483		3.6%	1,539	1,491		3.2%
Export	1,733	1,637		5.9%	1,728	1,613		7.1%
Total Average Daily Package Volume	3,269	3,120		4.8%	3,267	3,104		5.3%
Average Revenue Per Piece:
Domestic	$8.62	$8.12	$0.50	6.2%	$8.37	$8.07	$0.30	3.7%
Export	32.87	33.24	(0.37)	(1.1)%	32.21	33.33	(1.12)	(3.4)%
Total Average Revenue Per Piece	$21.48	$21.30	$0.18	0.8%	$20.98	$21.20	$(0.22)	(1.0)%
Operating Days in Period	64	64			190	191
Revenue (in millions):
Domestic	$847	$771	$76	9.9%	$2,448	$2,299	$149	6.5%
Export	3,646	3,482	164	4.7%	10,574	10,269	305	3.0%
Cargo and Other	180	158	22	13.9%	509	469	40	8.5%
Total Revenue	$4,673	$4,411	$262	5.9%	$13,531	$13,037	$494	3.8%
Operating Expenses (in millions):
Operating Expenses	$3,997	$3,613	$384	10.6%	$11,542	$10,865	$677	6.2%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	(15)	6	(21)	N/A	(38)	(36)	(2)	5.6%
One-Time International Regulatory Matter	—	—	—	N/A	—	(88)	88	(100.0)%
Asset Impairment Charges	—	—	—	N/A	—	(2)	2	(100.0)%
Non-GAAP Adjusted Operating Expenses	$3,982	$3,619	$363	10.0%	$11,504	$10,739	$765	7.1%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$676	$798	$(122)	(15.3)%	$1,989	$2,172	$(183)	(8.4)%
Non-GAAP Adjusted Operating Profit	$691	$792	$(101)	(12.8)%	$2,027	$2,298	$(271)	(11.8)%
Operating Margin	14.5%	18.1%			14.7%	16.7%
Non-GAAP Adjusted Operating Margin	14.8%	18.0%			15.0%	17.6%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$71				$33
Operating Expenses			(80)				(67)
Operating Profit			$(9)				$(34)

(1)    Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Third quarter 2025 vs. 2024	4.8%	(1.4)%	0.9%	1.6%	5.9%
Year to date 2025 vs. 2024	4.6%	(1.4)%	0.3%	0.3%	3.8%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Comparative results were impacted by one less operating day in the year-to-date period ended September 30, 2025. Global trade policy changes, including the de minimis exclusions, resulted in shifting trade lane volumes and reduced segment margin in both 2025 periods.

Volume
Average daily volume increased for both the quarter and year-to-date periods, driven by increases in both domestic and export products, led by increases in Europe, Middle East and Africa ("EMEA") and the Americas region.
Domestic average daily volume increased 3.6% for the quarter (3.2% year to date), primarily driven by business-to-consumer retail customers in Canada.
Export average daily volume increased 5.9% for the quarter and 7.1% year to date due to our agility to adjust to changing trade lanes, and led by strength in SMBs between European countries. The Asia trade lanes continued to be negatively impacted by U.S. trade policy changes that took effect in the second quarter of 2025, which resulted in declines on our China-to-U.S. trade lane in both the quarter and year-to-date periods.
Revenue Per Piece
Revenue per piece increased 0.8% for the quarter (down 1.0% year to date). The increase in the quarter was primarily driven by favorable currency movements partially offset by lower demand-related surcharges and shifts in product mix to Transborder Standard from Worldwide products as customers traded down to economy products and those with slower time commitments. The decrease in the year to date period was due mostly to shifts in product mix. Rate changes for shipments originating outside the U.S. are made throughout the year and vary by geographic market.

Domestic revenue per piece increased 6.2% for the quarter (up 3.7% year to date) primarily driven by revenue quality efforts in EMEA.
Export revenue per piece declined 1.1% for the quarter (down 3.4% year to date), primarily due to lower demand-related surcharges in Asia and unfavorable shift in product mix in EMEA in both periods.
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
Operating Expenses
Operating expenses increased for both the quarter and year-to-date periods. Pickup and delivery expenses increased $156 million (up $396 million year to date), driven by increased volumes and merit compensation increases as well as the impact of the implementation of weekend delivery within Europe. Costs of operating our integrated air and ground network increased $123 million (up $211 million year to date) primarily due to unfavorable currency movements, increased aircraft maintenance, air charters and block hours as we aligned our network to meet higher volume demands.
Non-GAAP adjusted operating expenses exclude the impact of transformation strategy costs, which were $15 and ($6) million in the third quarters of 2025 and 2024, respectively, and $38 and $36 million in the 2025 and 2024 year-to-date periods, respectively. The 2024 year-to-date period excluded costs associated with a one-time international regulatory matter of $88 million and a $2 million asset impairment charge. Transformation strategy costs during both periods were related to our Fit to Serve and our Efficiency Reimagined programs. Within these programs, we incurred compensation and benefits costs, as well as fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of transformation strategy costs excluded from our non-GAAP adjusted financial measures.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions ("SCS")

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenue (in millions):
Forwarding	$730	$1,307	$(577)	(44.1)%	$2,188	$3,902	$(1,714)	(43.9)%
Logistics	1,363	1,550	(187)	(12.1)%	4,411	4,638	(227)	(4.9)%
Other SCS	429	380	49	12.9%	1,289	1,128	161	14.3%
Total Revenue	$2,522	$3,237	$(715)	(22.1)%	$7,888	$9,668	$(1,780)	(18.4)%
Operating Expenses (in millions):
Operating Expenses	$1,997	$2,893	$(896)	(31.0)%	$7,083	$8,962	$(1,879)	(21.0)%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	(11)	(84)	73	(86.9)%	(22)	(98)	76	(77.6)%
Gain on Divestiture	—	156	(156)	(100.0)%	20	156	(136)	(87.2)%
Goodwill and Asset Impairment Charges	—	—	—	N/A	(39)	(41)	2	(4.9)%
Expense for Regulatory Matter	—	—	—	N/A	—	(45)	45	(100.0)%
Non-GAAP Adjusted Operating Expenses	$1,986	$2,965	$(979)	(33.0)%	$7,042	$8,934	$(1,892)	(21.2)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$525	$344	$181	52.6%	$805	$706	$99	14.0%
Non-GAAP Adjusted Operating Profit	$536	$272	$264	97.1%	$846	$734	$112	15.3%
Operating Margin	20.8%	10.6%			10.2%	7.3%
Non-GAAP Adjusted Operating Margin	21.3%	8.4%			10.7%	7.6%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$30				$6
Operating Expenses			(31)				1
Operating Profit			$(1)				$7
(1) Amount represents the change in currency translation compared to the prior year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	$	2025	2024	$
Non-GAAP Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Forwarding	$8	$28	$(20)	$23	$35	$(12)
Logistics	3	56	(53)	(1)	63	(64)
Total Transformation Strategy Costs	$11	$84	$(73)	$22	$98	$(76)
Gain on Divestiture
Forwarding	$—	$(156)	$156	$—	$(156)	$156
Other SCS	—	—	—	(20)	—	(20)
Total Gain on Divestiture	$—	$(156)	$156	$(20)	$(156)	$136
Goodwill and Asset Impairment Charges
Logistics	$—	$—	$—	$—	$41	$(41)
Other SCS	—	—	—	39	—	39
Total Goodwill and Asset Impairment Charges	$—	$—	$—	$39	$41	$(2)
Expense for Regulatory Matter
Other SCS	$—	$—	$—	$—	$45	$(45)
Total Expense for Regulatory Matter	$—	$—	$—	$—	$45	$(45)
Total non-GAAP Adjustments to Operating Expenses	$11	$(72)	$83	$41	$28	$13
Revenue
Total revenue in Supply Chain Solutions decreased for both the quarter and year-to-date periods primarily due to a decline in Forwarding and Logistics revenue, partially offset by a revenue increase in our other businesses.
Within our Forwarding businesses, revenue decreased $577 million (down $1.7 billion year to date), primarily driven by the impact of the third quarter 2024 divestiture of Coyote, which contributed $465 million of revenue in the 2024 third quarter ($1.6 billion in the 2024 year-to-date period). Revenue within our other Forwarding businesses also declined by a total of $110 million (down $146 million year to date), primarily driven by demand softness from changing trade policies and tariff uncertainty, particularly on the China-to-U.S. trade lane, which also negatively impacted both volume and rates.
Within our Logistics businesses, revenue decreased $187 million (down $227 million year to date). Revenue in our Mail Innovations business decreased $316 million (down $370 million year to date), driven by volume declines resulting from our initiatives to improve revenue quality. The declines in Mail Innovations revenue were partially offset by $118 million of revenue increases in our healthcare logistics business (up $147 million year to date), due to our January 2025 acquisition of Frigo-Trans and year-over-year growth in other healthcare businesses.
Revenue from our other businesses within Supply Chain Solutions increased $49 million for the quarter (up $161 million year to date) primarily driven by volume growth in both Roadie as well as UPS Capital within our digital businesses, which increased $50 million for the quarter (up $159 million year to date).
Operating Expenses
Total operating expenses and non-GAAP adjusted operating expenses within Supply Chain Solutions decreased for both the quarter and year-to-date periods driven primarily by the divestiture of Coyote of $468 million (down $1.6 billion year to date), sale-leaseback transactions involving real estate properties within Supply Chain Solutions of $330 million and volume declines and lower purchased transportation costs in our Mail Innovations business.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Non-GAAP adjusted operating expenses exclude the impact of transformation strategy costs, which were $11 and $84 million in the third quarters of 2025 and 2024, respectively, and $22 and $98 million in the 2025 and 2024 year-to-date periods, respectively. The 2025 year-to-date period also excludes a $20 million gain on divestiture and a $39 million impairment charge. The 2024 quarter and year-to-date periods exclude a $156 million gain related to the divestiture of Coyote. The 2024 year-to-date period also excludes a $41 million write-down related to certain trade names and a $45 million expense related to a regulatory matter.
Transformation strategy costs reflected within Supply Chain Solutions during the quarters and year-to-date periods are related to our Fit to Serve, Transformation 2.0 and Network Reconfiguration and Efficiency Reimagined programs. Within Transformation 2.0, we incurred costs related to financial system investments during both periods. Within Fit to Serve, we incurred severance costs in both the third quarter and year-to-date periods of 2025 and 2024. Within Efficiency Reimagined, we incurred costs related to end-to-end process redesign. See Supplemental Information - Items Affecting Comparability for additional discussion of items excluded from our non-GAAP adjusted financial measures.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Operating Expenses (in millions):
Compensation and benefits	$12,118	$11,955	$163	1.4%	$35,571	$35,097	$474	1.4%
Transformation Strategy Costs	(284)	(110)	(174)	158.2%	(358)	(161)	(197)	122.4%
Non-GAAP Adjusted Compensation and Benefits	$11,834	$11,845	$(11)	(0.1)%	$35,213	$34,936	$277	0.8%

Repairs and maintenance	$803	$713	$90	12.6%	$2,290	$2,165	$125	5.8%
Depreciation and amortization	926	905	21	2.3%	2,774	2,690	84	3.1%
Purchased transportation	2,463	3,375	(912)	(27.0)%	7,715	9,894	(2,179)	(22.0)%
Fuel	1,071	1,068	3	0.3%	3,187	3,254	(67)	(2.1)%
Other occupancy	548	517	31	6.0%	1,699	1,573	126	8.0%
Other expenses	1,682	1,727	(45)	(2.6)%	5,654	5,554	100	1.8%
Total Other Expenses	7,493	8,305	(812)	(9.8)%	23,319	25,130	(1,811)	(7.2)%
Gain on Divestiture	—	156	(156)	(100.0)%	20	156	(136)	(87.2)%
Transformation Strategy Costs	(44)	(44)	—	—%	(102)	(66)	(36)	54.5%
Goodwill and Asset Impairment Charges	—	—	—	N/A	(39)	(48)	9	(18.8)%
Expense for Regulatory Matter	—	—	—	N/A	—	(45)	45	(100.0)%
One-Time Payment for International Regulatory Matter	—	—	—	N/A	—	(88)	88	(100.0)%
Non-GAAP Adjusted Total Other Expenses	$7,449	$8,417	$(968)	(11.5)%	$23,198	$25,039	$(1,841)	(7.4)%

Total Operating Expenses	$19,611	$20,260	$(649)	(3.2)%	$58,890	$60,227	$(1,337)	(2.2)%
Non-GAAP Adjusted Total Operating Expenses	$19,283	$20,262	$(979)	(4.8)%	$58,411	$59,975	$(1,564)	(2.6)%

Currency (Benefit) / Cost - (in millions)(1)			$111				$66
(1)    Amount represents the change in currency translation compared to the prior year.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	$	2025	2024	$
Non-GAAP Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs:
Compensation	$4	$5	$(1)	$11	$18	$(7)
Benefits	280	105	175	347	143	204
Other expenses	44	44	—	102	66	36
Total Transformation Strategy Costs	$328	$154	$174	$460	$227	$233
Other expenses:
Gain on Divestiture	$—	$(156)	$156	$(20)	$(156)	$136
One-Time Payment for International Regulatory Matter	—	—	—	—	88	(88)
Expense for Regulatory Matter	—	—	—	—	45	(45)
Goodwill and Asset Impairment Charges	—	—	—	39	48	(9)
Total Non-GAAP Adjustments to Operating Expenses	$328	$(2)	$330	$479	$252	$227

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Total compensation expense decreased $20 million for the quarter (up $265 million year to date), and on a non-GAAP adjusted basis decreased $21 million for the quarter (up $271 million year to date). The principal factors contributing to the overall changes were:
•Direct labor costs increased $2 million for the quarter (up $464 million year to date) due to:
◦Wage rate growth increased $146 million for the quarter (up $406 million year to date) driven by increased seniority, contractual wage rate increases and overtime.
◦Higher international labor costs due to merit increases and weekend operations within Europe as well as an increase in flight operations payroll of $52 million for the quarter (up $169 million year to date).
◦Volume declines partially offset the increase in additional stops resulting from insourcing our Ground Saver decreasing labor costs by $179 million for the quarter (down $79 million year to date).
•Management compensation costs decreased $29 million for the quarter (down $220 million year to date), primarily due to lower overall headcount resulting from our transformation programs, partially offset by an increase in incentive compensation. Year to date, incentive compensation expense decreased. For additional information on our transformation strategy, see note 17 to the unaudited, consolidated financial statements.
Benefits costs increased $183 million for the quarter (up $209 million year to date) and, on a non-GAAP adjusted basis increased $10 million (up $6 million year to date). The principal factors driving these changes were:
•Separation costs increased $174 million for the quarter (up $215 million year to date) as we execute our transformation strategy.
•Workers' compensation expense increased $64 million for the quarter (up $74 million year to date) due to prior year claim developments and higher average claim cost, partially offset by a reduction in hours worked.
•Health and welfare costs increased $32 million for the quarter (up $97 million year to date), driven by increased contributions to multiemployer plans as a result of contractually-mandated rate increases.
•Pension and other postretirement benefits costs decreased $46 million for the quarter (down $183 million year to date) driven by lower service cost resulting from higher discount rates and reduced multiemployer plan expense from lower participating headcount.
Non-GAAP adjusted operating expenses in the third quarter and year-to-date periods of 2025 and 2024 exclude the impact of costs incurred under our transformation strategy programs, Fit to Serve, Transformation 2.0 and Network Reconfiguration and Efficiency Reimagined initiatives, and primarily consisted of other employee benefits expense and related payroll tax expense. Compensation and benefits expenses under these programs during the third quarter of 2025 were $284 million ($358 million year to date), an increase of $174 million for the quarter (up $197 million year to date) as compared to the same period of 2024. See Supplemental Information - Items Affecting Comparability for additional discussion of items excluded from our non-GAAP financial measures.
Repairs and Maintenance
Repairs and maintenance cost increased in both the third quarter and year-to-date periods due to a number of factors including an increase in parts and labor for aircraft and rate increases for facility repairs.
Depreciation and Amortization
Depreciation and amortization expense increased in both the third quarter and year-to-date periods due to capital asset additions and building closures during the third quarter of 2025, which shortened useful lives and accelerated depreciation.
Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers decreased $912 million for the quarter (down $2.2 billion year to date). The changes were primarily driven by:
•Ground transportation decreased $782 million for the quarter (down $1.9 billion year to date) primarily due to the divestiture of Coyote in 2024, the impact of insourcing our Ground Saver and Mail Services products and lower overall volume.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•Third-party fuel surcharges decreased $69 million for the quarter (down $251 million year to date) primarily due to the divestiture of Coyote.
Fuel Expense
Fuel expense increased $3 million in the quarter from increased usage, partially offset by lower prices. Fuel expense was down $67 million year to date. This was mainly attributable to lower prices for jet fuel, diesel and gasoline, partially offset by the impact of increases in flight activity. Market prices and the manner in which we purchase fuel influence our costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs.
Other Occupancy
Other occupancy expense increased $31 million for the quarter (up $126 million year to date) due to an increase in property rent expense from rising occupancy rates and an increase in electrical and power utilities. Other occupancy related expenses such as taxes and weather-related costs also contributed to the overall increase in the 2025 year-to-date period.
Other Expenses
Other expenses decreased $45 million for the quarter (up $100 million year to date) and, on a non-GAAP adjusted basis, decreased $201 million for the quarter (up $70 million year to date). The principal factors contributing to the overall changes were driven by higher gains of $164 million for the quarter (net gain of $244 million year to date) primarily from the $350 million gains from the third quarter of 2025 sale-leaseback transactions and sales of surplus real estate compared to the 2024 period gain of $156 million from the divestiture of Coyote. Other expenses increased $112 million for the quarter (up $301 million year to date) driven by increased third-party consulting and legal costs, commissions, customer credit losses and airline operation expenses.

Non-GAAP adjusted operating expenses exclude the following:
•In the 2025 year-to-date period we recognized an expense of $39 million related to the write down in the value of certain assets within our UPS Digital business. In the 2024 year-to-date period we recognized an expense of $48 million related to the impairment of trade names and software.
•In the 2025 year-to-date period we recognized a gain of $20 million from the divestiture of a business within UPS Digital. In the third quarter and year-to-date period of 2024 we recognized a gain of $156 million from the divestiture of Coyote.
•Transformation strategy costs of $44 million for the quarter ($102 million year to date) as a result of third-party consulting costs associated with our transformation initiatives.
•In the 2024 year-to-date period, we incurred a total of $133 million in expenses related to regulatory matters.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income (Expense)
The following table sets forth investment income and other and interest expense for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Investment Income and Other	$94	$155	$(61)	(39.4)%	$251	$410	$(159)	(38.8)%
Goodwill and Asset Impairment Charges	—	—	—	N/A	19	—	19	N/A
Non-GAAP Adjusted Investment Income and Other	94	155	(61)	(39.4)%	270	410	(140)	(34.1)%

Interest Expense	(291)	(230)	(61)	26.5%	(751)	(637)	(114)	17.9%
Interest Expense Associated with One-Time Payment for International Regulatory Matter	—	—	—	N/A	—	6	(6)	(100.0)%
Non-GAAP Adjusted Interest Expense	$(291)	$(230)	$(61)	26.5%	$(751)	$(631)	$(120)	19.0%
Total Other Income (Expense)	$(197)	$(75)	$(122)	162.7%	$(500)	$(227)	$(273)	120.3%
Non-GAAP Adjusted Total Other Income (Expense)	$(197)	$(75)	$(122)	162.7%	$(481)	$(221)	$(260)	117.6%
Investment Income and Other
Investment income and other decreased by $61 million in the third quarter, primarily due to lower rates on lower average invested balances and a decline in pension income.
Year to date, investment income and other decreased by $159 million, driven by lower rates on lower average invested balances, changes in the fair value of certain non-current investments, and a decline in pension income. The decline in pension income was driven by an increase in interest costs from overall plan growth and higher discount rates, slightly offset by higher expected returns on pension assets.
For the 2025 year-to-date period, investment income includes a $19 million impairment charge related to an equity method investment. Excluding the impact of this impairment, non-GAAP adjusted investment income and other decreased by $140 million year to date.
Interest Expense
Interest expense increased for both the third quarter and year-to-date periods, due to higher average outstanding debt balances and lower capitalized interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Income Tax Expense	$296	$371	$(75)	(20.2)%	$1,011	$1,254	$(243)	(19.4)%
Income Tax Impact of:
Transformation Strategy Costs:
Transformation 2.0
Business Portfolio Review	—	8	(8)	(100.0)%	(5)	7	(12)	(171.4)%
Financial Systems	3	3	—	—%	11	10	1	10.0%
Transformation 2.0 Total	3	11	(8)	(72.7)%	6	17	(11)	(64.7)%
Fit to Serve	4	27	(23)	(85.2)%	10	38	(28)	(73.7)%
Network Reconfiguration and Efficiency Reimagined	71	—	71	N/A	93	—	93	N/A
Total Transformation Strategy Costs	78	38	40	105.3%	109	55	54	98.2%
Gain on Divestiture	—	(4)	4	(100.0)%	(5)	(4)	(1)	25.0%
Goodwill and Asset Impairment Charges	—	—	—	N/A	9	13	(4)	(30.8)%
Reversal of income tax valuation allowance	86	—	86	N/A	109	—	109	N/A
Non-GAAP Adjusted Income Tax Expense	$460	$405	$55	13.6%	$1,233	$1,318	$(85)	(6.4)%
Effective Tax Rate	18.4%	19.4%			21.1%	23.6%
Non-GAAP Adjusted Effective Tax Rate	23.8%	21.2%			23.3%	23.6%
In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The income tax-related provisions of the OBBBA include revisions to international tax regimes, the repeal of mandatory capitalization of research and development expenditures, and the extension of bonus depreciation. The OBBBA has multiple effective dates, with certain provisions effective in future years. The estimated impact of the OBBBA is not material to our overall effective tax rate for the current year and has been reflected in our unaudited, consolidated financial statements during the three and nine months ended September 30, 2025. We are continuing to evaluate the expected impact in future years and expect a favorable impact to our effective tax rate and cash flows.
For additional information on our income tax expense and effective tax rate, see note 16 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of September 30, 2025, we had $6.8 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures, pension contributions, planned acquisitions, transformation strategy costs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Nine Months Ended September 30,
	2025	2024
Net income	$3,781	$4,061
Non-cash operating activities (1)	3,465	3,542
Pension and postretirement medical benefit plan contributions (company-sponsored plans)	(1,338)	(1,434)
Hedge margin receivables and payables	—	(90)
Income tax receivables and payables	(521)	27
Changes in working capital and other non-current assets and liabilities	(236)	758
Other operating activities	(3)	(57)
Net cash from operating activities	$5,148	$6,807
(1)    Represents depreciation and amortization, gains and losses on derivative transactions, disposal of assets and businesses and foreign currency exchange, deferred income taxes, allowances for expected credit losses, amortization of operating lease assets, pension and postretirement medical benefit plan (income) expense, stock compensation expense, changes in casualty self-insurance reserves, goodwill and other asset impairment charges and other non-cash items.

Net cash from operating activities decreased $1.7 billion during the nine months ended September 30, 2025, driven by:
•An increase in accounts receivable primarily due to increased tariffs, duties and taxes to be paid by our customers.
•Higher incentive compensation payments.
•Higher income tax payments due to deferred payments resulting from Hurricane Helene relief.
•A decrease in net income.
These factors were partially offset by an increase in cash proceeds of $246 million from factoring certain accounts receivable during the three months ended September 30, 2025. For additional information on our factoring program, see note 3 to the unaudited, consolidated financial statements.
As of September 30, 2025, approximately $3.3 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts, strategic operating needs and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance our business operations, planned capital expenditures, pension contributions, planned acquisitions, transformation strategy costs, debt obligations and planned shareowner returns. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary (uses) sources of cash from investing activities were as follows (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) from investing activities	$(2,734)	$840

Capital Expenditures:
Buildings, facilities and plant equipment	$(1,744)	$(1,098)
Aircraft and parts	(144)	(569)
Vehicles	(208)	(540)
Information technology	(873)	(604)
Total capital expenditures	$(2,969)	$(2,811)

Capital expenditures as a % of revenue	4.6%	4.3%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$585	$1,070
Net (purchases) sales and maturities of marketable securities	$139	$2,673
Acquisitions, net of cash acquired	$(479)	$(66)
Other investing activities	$(10)	$(26)
For the nine months ended September 30, 2025, total capital expenditures slightly increased compared to the 2024 period, primarily driven by increased spending on buildings, facilities and plant equipment and information technology, as we execute our Network of the Future initiative and other operational efficiency initiatives.
These increases were partially offset by:
•Reduced spending on vehicles due to a focus on replacements at the end of their useful lives.
•Decreased aircraft expenditures as a result of utilizing finance lease alternatives.
Proceeds from the disposal of businesses, property, plant and equipment decreased compared to the prior period. During the nine months ended September 30, 2025, proceeds primarily related to sale-leaseback transactions totaling $465 million involving real estate properties within our Supply Chain Solutions businesses and a data center. During the nine months ended September 30, 2024, proceeds of $1.0 billion primarily related to the divestiture of Coyote.
Changes in marketable securities were largely driven by the liquidation of our portfolio of $2.7 billion during the nine months ended September 30, 2024 to provide additional resources for short-term and strategic operating needs.
Cash paid for acquisitions in the nine months ended September 30, 2025 was primarily attributable to the acquisition of Frigo-Trans, and reacquired development area rights for The UPS Store. In the nine months ended September 30, 2024, cash paid for acquisitions related to the purchase of development areas for The UPS Store.
Non-cash investing activities for the nine months ended September 30, 2025 included construction-in-progress of $64 million related to the capitalization of construction costs in connection with our build-to-suit financing obligation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We have commitments for pending acquisitions and for the purchase of aircraft, vehicles, equipment and real estate to provide for the replacement and enhancement of existing capacity and targeted growth. Our 2025 investment program anticipates investments in technology initiatives and enhanced network capabilities, including approximately $450 million of projects to support our environmental sustainability goals. It also provides for maintenance of buildings, facilities and equipment and replacement of certain aircraft within our fleet. We currently expect our capital expenditures will be approximately $3.5 billion for all of 2025, of which approximately 90 percent will be allocated to network enhancement projects and other technology initiatives. We regularly evaluate opportunities for cost effective financing of assets in order to reduce our capital spending. Future capital spending will depend on a variety of factors, including economic and industry conditions, and financing alternatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary (uses) sources of cash from financing activities were as follows (in millions, except per share data):

	Nine Months Ended September 30,
	2025	2024
Net cash used in financing activities	$(1,947)	$(5,003)
Share Repurchases:
Cash paid to repurchase shares	$(1,000)	$(500)
Number of shares repurchased	(8.6)	(3.9)
Shares outstanding at period end	848	853
Dividends:
Dividends declared per share	$4.92	$4.89
Cash paid for dividends	$(4,045)	$(4,049)
Borrowings:
Net borrowings (repayments) of debt principal	$3,008	$(431)
Other Financing Activities:
Cash received for common stock issuances	$133	$184
Other financing activities	$(43)	$(207)
Capitalization:
Total debt outstanding at period end	$24,782	$21,930
Total shareowners' equity at period end	15,848	16,884
Total capitalization	$40,630	$38,814
We repurchased 8.6 million shares of class B common stock for $1.0 billion under our share repurchase program during the nine months ended September 30, 2025. We do not anticipate further repurchases in 2025. We repurchased 3.9 million shares of class B common stock for $500 million under our share repurchase program during the nine months ended September 30, 2024. For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We increased our quarterly cash dividend to $1.64 per share in 2025, compared to $1.63 per quarter in 2024.
Issuances of debt during the nine months ended September 30, 2025 consisted of fixed-rate and floating-rate senior notes of varying maturities totaling $4.2 billion. Repayments of debt during the nine months ended September 30, 2025 consisted of $1.1 billion of senior notes and finance lease obligations.
Issuances of debt during the nine months ended September 30, 2024 consisted of fixed-rate and floating-rate senior notes of varying maturities totaling $2.8 billion. Repayments of debt in the nine months ended September 30, 2024 consisted of $2.2 billion of short- and long-term commercial paper, our C$750 million and $400 million fixed-rate senior notes as well as scheduled principal payments on our finance lease obligations.
As of September 30, 2025, we had €700 million of fixed-rate senior notes outstanding that mature in 2025. We intend to repay or refinance these amounts when due. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The amount of commercial paper outstanding fluctuates based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Outstanding balance at quarter end ($)	Average balance outstanding ($)	Average interest rate
2025
USD	$—	$63	4.01%
Total	$—
As of September 30, 2025, we had no outstanding balances under our U.S. or European commercial paper programs.
Cash outflows from other financing activities decreased primarily driven by lower tax withholdings on employee stock compensation as a result of previously disclosed changes to the payout structure of our management incentive award program. Cash outflows for this purpose were approximately $14 and $200 million for the nine months ended September 30, 2025 and 2024, respectively. Cash outflows from other financing activities also included fees associated with finance leases for the nine months ended September 30, 2025.
During the nine months ended September 30, 2025, we entered into new leases, which required parent company guarantees of approximately $1.3 billion. For additional information on guarantees, see note 9 to the unaudited, consolidated financial statements.
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
The following table summarizes the expected cash outflows to satisfy our total purchase commitments as of September 30, 2025 (in millions):

Commitment Type	2025(1)	2026	2027	2028	2029	After 2029(3)	Total
Purchase Commitments(2)	$2,121	$897	$1,655	$1,259	$430	$860	$7,222
(1)    Purchase commitments for 2025 include amounts related to the pending acquisition of AHG. This acquisition was closed on November 1, 2025.
(2)    Subsequent to September 30, 2025, we entered into six new aircraft leases which we expect to be treated as finance leases. We expect the existing aircraft purchase commitments included above will decrease and be reflected as leases.
(3)    Includes a financing arrangement to be paid over 17 years.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In January 2023, the Board of Directors approved a share repurchase authorization of $5.0 billion for class A and class B common stock. We repurchased 8.6 million shares of class B common stock for $1.0 billion under an accelerated stock repurchase transaction during the quarter ended March 31, 2025. We did not repurchase any shares under our share repurchase program during the quarter ended September 30, 2025. As of September 30, 2025, we had $1.3 billion of this share repurchase authorization available.
For additional information on our share repurchase activities, see note 12 to the unaudited, consolidated financial statements.

Item 5.      Other Information

Insider Trading Arrangements and Policies
None.

Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on May 9, 2023).

10.1	—	UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions, effective as of November 5, 2025*

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL (included as Exhibit 101).

__________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	November 5, 2025	By:	/s/ BRIAN DYKES
Brian Dykes
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)