Form 10-K
period 2025-12-31
UNITED PARCEL SERVICE INC
filed 2026-02-17
CIK 1090727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the class B common stock held by non-affiliates of the registrant was $74,239,665,022 as of June 30, 2025. The registrant’s class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s class A common stock is convertible into one share of the registrant’s class B common stock.
As of February 2, 2026, there were 105,245,883 outstanding shares of class A common stock and 743,855,831 outstanding shares of class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of shareowners scheduled for May 7, 2026 are incorporated by reference into Part III of this report.

UNITED PARCEL SERVICE, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Introductory Note
In this Annual Report on Form 10-K ("Annual Report" and "this report"), the "Company," "we," "us" and "our" refer to United Parcel Service, Inc. ("UPS"). With regard to the Company’s segments, "we," "us" and "our" may also refer to the segment being discussed.
Unless the context indicates otherwise, whenever we refer in this Annual Report to a particular year, we mean our calendar year ended or ending December 31.

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

Item 1.Business
Overview
UPS, founded in 1907, is a global package delivery and logistics provider. We offer a broad range of industry-leading products and services through our extensive global presence, serving over 200 countries and territories. Our services include transportation and delivery through our integrated air and ground network, distribution, contract logistics, ocean freight, airfreight, customs brokerage and insurance. In 2025, we delivered an average of 20.8 million packages per day, totaling 5.2 billion packages during the year. Total revenue in 2025 was $88.7 billion.
Strategy
We are continuing to execute our Customer First, People Led, Innovation Driven strategy, which focuses on growing in the parts of our market that value our end-to-end solutions, including healthcare, business-to-business ("B2B"), small- and medium-sized businesses ("SMBs"), and international.
Customer First is about reducing friction in the customer experience by anticipating and solving for customers' needs. We are focused on providing differentiated value through our capabilities and service. We strive to enable our customers to better compete and succeed by taking complexity out of their business and delivering what they tell us matters to them the most: speed, ease and service reliability.
People Led focuses on our employee experience and how likely an employee is to recommend UPS employment to a friend or family member. We know successful outcomes are built from a strong culture and sense of partnership. We believe that when we take care of our people, they will take care of our customers.
Innovation Driven is our focus on leveraging technology to optimize the volume that flows through our network. We continually seek to improve the productivity and efficiency of our global integrated network by using technology to move from a scanning to a sensing network, including using RFID technology in our Smart Package Smart Facilities initiative.
In 2025, we took several steps in furtherance of this strategy, including continuing to deliberately shift our business to increase our focus on higher yielding volume, which allowed us to increase SMB penetration to over 30% of total U.S. volume from 2024. We also completed the acquisitions of Frigo-Trans and Biotech & Pharma Logistics ("Frigo-Trans") and Andlauer Healthcare Group ("AHG"), further expanding our healthcare cold chain capabilities. In 2025, our global healthcare portfolio generated more than $11 billion in revenue, furthering our progress towards our goal to become the number one complex healthcare logistics provider in the world. Additionally, we extended our RFID labeling solution to 5,500 UPS store locations and completed the installation of RFID readers across U.S. package cars. This label technology allows customers to generate shipping labels with embedded RFID, streamlining processes and improving tracking capabilities. Furthermore, in December 2025, we entered into an agreement with the United States Postal Service ("USPS") to support final-mile delivery for a portion of our Ground Saver and Mail Innovations volumes starting in 2026. This agreement is expected to allow us to more cost efficiently serve our customers across these offerings while maintaining our industry-leading service levels.
Competitive Strengths
Our competitive strengths include:
Global Smart Logistics Network. We believe that our integrated global air and ground network is the broadest in the industry. We provide all types of package services (air, ground, domestic, international, commercial and residential) through a single pickup and delivery network that is configured to meet customers' needs. Our sophisticated systems, including our RFID-enabled Smart Package Smart Facility technology, enable us to optimize network efficiency asset utilization, and to enhance end-to-end visibility.
Global Presence. We serve more than 200 countries and territories. We have a significant presence in all major economies, allowing us to effectively and efficiently operate globally.
Cutting-Edge Technologies. We develop technologies that help customers enhance their shipping and logistics business processes, lowering costs, improving service and increasing efficiency. We leverage advanced and emerging technologies, including artificial intelligence ("AI"), and offer a variety of digital tools and capabilities that enable customers to integrate UPS functionality into their distribution channels. Our digital and automated tools support shipment creation, tracking and data management, and enable data‑analysis automation, automated agents, personalization and customized pricing.
Service. We consistently deliver industry‑leading service, through engineering and operational excellence, particularly during peak times when our customers need reliability the most.
Broad Service Portfolio. Our service portfolio offers customers of all sizes services to meet their logistics needs. Increasingly, our customers benefit from UPS services beyond package delivery. We continue to invest in specialized services like cold chain and thermal monitoring technologies, which we believe allow us to better serve our healthcare customers.
Customer Relationships. We seek to build and maintain long-term customer relationships. As customer needs evolve, UPS continues to develop value-added services beyond package delivery. Connecting our small package, supply chain, digital and on-demand services across our customer base is important to customer retention and growth.
Brand Equity. Our leading and trusted brand stands for service quality, reliability and innovation. Our vehicles and the professional courtesy of our drivers are major contributors to our brand equity.
Distinctive Culture. Our strong, purpose-driven culture fosters trust, partnership and empowerment among our dedicated employees. We encourage our people to bring their unique perspectives, background, talents and skills to work every day.
Financial Strength. Our financial strength enables us to pursue strategic growth opportunities. This includes investing in digital technology, acquisitions, equipment, facilities and employee development to generate value for shareholders. Our strong credit rating provides additional flexibility in running the business.

Products and Services; Reporting Segments
We have two reporting segments: U.S. Domestic Package and International Package. Our remaining businesses are reported as Supply Chain Solutions ("SCS"). U.S. Domestic Package and International Package are together referred to as our global small package operations.
Global Small Package
Our global small package operations provide time-definite delivery services for express letters, documents, packages and palletized freight via air and ground services. These services are supported by numerous shipping, visibility and billing technologies including our Digital Access Program ("DAP"), which embeds our shipping solutions directly into leading e-commerce platforms, enabling us to reach SMBs and e-commerce markets more broadly.
All packages flow through our single, global network, unless dictated by specific service commitments. This enables efficiently scheduled pick ups for any service level. Our network provides unique operational and capital efficiencies and has a smaller environmental impact than single service network designs.
We offer same-day pickup of air and ground packages seven days a week through a broad variety of network access points including, UPS Access Points, The UPS Stores and UPS drop boxes. UPS drivers can also directly accept packages.
We offer returns services in approximately 150 countries, addressing customers' needs for efficient and reliable returns. These services have been driven by e-commerce growth and are designed to promote efficiency and a friction-free consumer experience.
Our global air operations hub is located in Louisville, Kentucky, and is supported by air hubs across the United States ("U.S.") and internationally. We operate international air hubs in Germany, China, Hong Kong, Canada and Florida (for Latin America and the Caribbean). This design enables cost-effective package processing using fewer, larger and more fuel-efficient aircraft.
U.S. Domestic Package
We are a leader in time-definite, guaranteed small package delivery services in the U.S. We offer a full spectrum of air and ground package transportation services. Our ground fleet serves substantially all business and residential zip codes in the contiguous U.S.
•Our air portfolio offers time-definite, same-day, next-day, two-day and three-day delivery alternatives as well as air cargo services.
•Our ground network enables customers to ship using our day-definite ground service. We deliver approximately 15 million ground packages per day, most within one to three business days.
•Ground Saver (formerly UPS SurePost) provides residential ground service for customers with non-urgent, lightweight residential shipments. In December 2025, we entered into an agreement with the USPS to support final-mile delivery for a portion of Ground Saver volume beginning in 2026.
International Package
International Package consists of our small package operations in Europe, Middle East and Africa (together "EMEA"), Canada and Latin America (together "Americas") and Asia. We offer a wide selection of guaranteed day and time-definite international transportation services supported by our brokerage capabilities that facilitate cross‑border clearance for international shipments.
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

SCS
SCS consists of our Forwarding, Logistics, digital and other businesses. As a global service provider, we strategically seek to provide integration across increasingly complex, specialized and fragmented supply chains.

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
In 2024, we completed the divestiture of our truckload brokerage business ("Coyote"). For additional information on this divestiture, see note 8 to the audited, consolidated financial statements.
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
We offer world-class technology, deep expertise and highly sophisticated healthcare logistics services. With a strategic focus on serving the unique, priority-handling needs of healthcare and life sciences customers, we continue to increase our complex cold-chain logistics capabilities both in the U.S. and internationally. In furtherance of this strategy, we have continued to grow organically, making investments in facilities to expand our network, and inorganically, including through the acquisitions of Frigo-Trans in January 2025 and AHG in November 2025.
Digital and Other SCS Businesses
Our digital and other SCS businesses leverage technology to enable a range of on-demand services. Roadie, our crowdsourced delivery platform, offers the convenience of same-day delivery and efficient service for packages that are not compatible with our small package network. Happy Returns offers innovative end-to-end return services that leverage The UPS Store network. We also offer integrated supply chain and high-value shipment insurance solutions through UPS Capital, as well as a range of services through our other SCS businesses. We believe these services better enable us to meet customers' needs and deepen customer relationships.
Human Capital
Our success comes from our people working together with a shared purpose. As we seek to capture new opportunities and pursue growth, we are focused on maintaining the strengths we have cultivated over our nearly 119-year history while incorporating the new perspectives we need to take the business into the future.
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
We have approximately 460,000 employees (excluding temporary seasonal employees), of which 370,000 are in the U.S. and 90,000 are located internationally. Our global workforce includes approximately 75,000 management employees (nearly 35% of whom are part-time) and approximately 385,000 hourly employees (nearly 50% of whom are part-time). Nearly 80% of our U.S. employees are represented by unions, primarily those employees handling or transporting packages. Many of these employees are employed under a national master agreement and various supplemental agreements with local unions affiliated with the International Brotherhood of Teamsters ("Teamsters"). Our national master agreement with the Teamsters expires on July 31, 2028. In addition, approximately 3,400 of our pilots are represented by the Independent Pilots Association ("IPA"). Our agreement with the IPA became amendable September 1, 2025. We have approximately 2,000 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2026. In addition, approximately 3,000 of our auto and maintenance mechanics who are not represented by the IBT are employed under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"), which expires on July 31, 2029.
Oversight and management
Our Board of Directors (the "Board"), directly and through the Compensation and Human Capital Committee, is responsible for oversight of human capital matters. Effective oversight is accomplished through a variety of methods and processes including regular updates and discussions around risks and benefits of strategic and technology initiatives impacting the workforce, health and safety matters, employee survey results related to culture and other matters, hiring and retention, labor relations and contract negotiations, compensation and benefits, succession planning and employee training initiatives.
In addition, the Compensation and Human Capital Committee charter includes oversight responsibility for performance and talent management, workforce representation, work culture and employee development and retention. We believe the Board’s oversight of these matters, directly and through its committees, helps identify and mitigate exposure to labor and human capital management risks and is part of the broader framework that guides how we attract, retain and develop a workforce that aligns with our values and strategies.
Additional information on our human capital efforts is contained in our annual sustainability report, which describes our activities that support our commitment to acting responsibly and contributing to society. This report is available under the heading "Our Impact" at www.about.ups.com.
Collective bargaining
We bargain in good faith with the unions that represent our employees. We frequently engage union leaders at the national level and at local chapters throughout the U.S. and Canada. We participate in works councils and associations outside the U.S., allowing us to respond to emerging issues abroad. These engagements help build and maintain productive relationships with our employees. For additional information regarding employees employed under collective bargaining agreements, see note 6 to the audited, consolidated financial statements.

Employee health and safety
Our Comprehensive Health and Safety Process ("CHSP") is the foundation of our proactive risk management approach. This approach includes physical safety and mental-health considerations, spans job functions from package handling to management roles, and is applied worldwide, from package sorting facilities to our executive offices.
Through the CHSP, we seek to systematically identify, evaluate, and mitigate health and safety risks in a number of ways. We use internal safety committees to identify and mitigate hazards in the workplace, and we routinely audit critical risk areas such as equipment integrity, environmental conditions and emergency preparedness. We support employee health and well-being through various programs, which focus on physical conditioning, nutrition and fatigue management, in addition to providing extensive programming and training designed to reduce stress-related risks, strengthen resilience and support employees’ mental-health. Other programs include affinity-based business resource groups, opportunities to provide feedback through confidential employee surveys, and access to confidential counselling. We provide extensive training in safe work methods, risk identification and resource availability, all designed to mitigate risk.
We monitor our health and safety performance against established metrics, including recordable injury frequency, lost-time injury frequency, and the number of reported vehicular incidents alongside a range of predictive indicators. These measures provide visibility into emerging trends and facilitate continuous improvement across the enterprise.
Customers
Building and maintaining long-term customer relationships through superior service is a competitive strength of UPS. In 2025, we served 1.6 million shipping customers and more than 10.7 million delivery recipients daily. In 2025, one customer, Amazon.com, Inc. and its affiliates, represented approximately 10.6% of our consolidated revenues, substantially all of which was within our U.S. Domestic Package segment. As previously disclosed, our strategy involves reducing volumes from this customer by more than 50% by June 2026 from 2024 levels. For additional information on the operational and financial impacts arising from these actions, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations". For additional information on this and other customers, see "Risk Factors - Business and Operating Risks - Changes in our relationships with any of our significant customers, including as a result of our strategy to reduce volume from our largest customer or the loss or reduction in business from one or more other customers, could have a material adverse effect on us" and note 14 to the audited, consolidated financial statements.
Competition
We offer a broad array of transportation and logistics services and compete with many local, regional, national and international logistics providers as well as national postal services. We believe our strategy, network and competitive strengths position us well to compete in the marketplace. For additional information on our competitive environment, see "Risk Factors - Business and Operating Risks - Our industry continues to rapidly evolve. We expect to continue to face significant competition, which could materially adversely affect us".

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
UPS's aircrew, dispatch and aircraft maintenance certification, training, programs and procedures, including aircraft inspection and repair at periodic intervals, are approved for all aircraft and carrier operations under FAA regulations. The future cost of changes and repairs pursuant to these programs and procedures may fluctuate according to aircraft condition, the aircraft parts and services supply chain and the enactment of additional FAA regulatory requirements.
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
Environmental
We are subject to U.S. and international federal, state and local environmental laws and regulations across all of our operations. These laws and regulations cover a variety of matters such as disclosures, operations and processes, including, but not limited to: properly storing, handling and disposing of waste materials; appropriately managing waste water and storm water; monitoring and maintaining the integrity of underground storage tanks; complying with laws regarding clean air, including those governing emissions; protecting against and appropriately responding to spills and releases and communicating the presence of reportable quantities of hazardous materials to local responders. We maintain site-and activity-specific environmental compliance and pollution prevention programs to address our environmental responsibilities and remain compliant. In addition, we maintain numerous programs which seek to minimize waste and pollution within our operations.
Pursuant to the Federal Aviation Act, the FAA with the assistance of the Environmental Protection Agency is authorized to establish standards governing aircraft noise. Our aircraft fleet complies with current noise standards of the federal aviation regulations. Our international operations are also subject to noise regulations in certain other countries in which we operate.
We are also subject to increasing environmental compliance and reporting obligations in the European Union and elsewhere. For additional information, see "Risk Factors – Regulatory and Legal Risks –Regulations related to climate change, including reporting obligations, could materially increase our operating costs".
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
For additional information, see "Risk Factors – Business and Operating Risks – A significant cybersecurity incident, increased data protection regulations, or other information technology related risks, could materially adversely affect us".
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

Item 1A.Risk Factors
Our business, financial condition and results of operations are and will remain subject to numerous risks and uncertainties. You should carefully consider the following risk factors, which may have materially affected or could materially affect us, including impacting our business, financial condition, results of operations, stock price, credit rating or reputation. You should read these risk factors in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our "Financial Statements and Supplementary Data" in Item 8. These are not the only risks we face. We could also be affected by other unknown events, factors, uncertainties, or risks that we do not currently consider to be material. Additionally, the disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to historical events are provided by way of example only, and are not intended to be a complete listing or a representation as to whether such events have occurred in the past or their likelihood of occurring in the future.
Business and Operating Risks
Changes or continued uncertainty in general economic conditions, in the U.S. and internationally, may adversely affect us.
We conduct operations in over 200 countries and territories. Our operations are subject to national and international economic factors, as well as the local economic environments in which we operate. Changes or continued uncertainty in general economic conditions are beyond our control, and it may be difficult for us to adjust our business model. For example, we are affected by industrial production, inflation, unemployment, consumer spending, retail activity levels and international trade policies. We have been, and may in the future be, materially affected by adverse developments or uncertainty in these and other aspects of the economy. We have also been, and may in the future be, adversely impacted by changes in general economic conditions resulting from geopolitical uncertainty, tensions and/or conflicts in or arising from various countries and regions, including the European Union, Ukraine, the Russian Federation, the Middle East and the Trans-Pacific region. Changes or uncertainty in general economic conditions, or our inability to accurately forecast these changes or mitigate the impact of these conditions on our business, could materially adversely affect us.
Our industry continues to rapidly evolve. We expect to continue to face significant competition, which could materially adversely affect us.
Our industry continues to rapidly evolve, including demands for faster deliveries, increased visibility into shipments and development of other services. We expect to continue to face significant local, regional, national and international competition. Competitors include the U.S. and international postal services, various motor carriers, express companies, freight forwarders, air couriers, large transportation companies, e-commerce companies and other retailers that continue to make significant investments in their own technology and logistics capabilities, some of whom are currently our customers. We also face competition from start-ups and other smaller companies that combine technologies with flexible labor solutions such as crowdsourcing. New and emerging technologies continue to create additional sources of competition, and if we fail to incorporate new and emerging technologies as effectively as our competitors, our competitive position may be harmed. Competitors have cost, operational and organizational structures that differ from ours and may offer services or pricing terms that we are not willing to offer. Additionally, from time to time we have raised, and may in the future raise, prices and our customers may not be willing to accept these higher prices. If we do not appropriately respond to competitive pressures, including retaining or replacing volume lost to competitors or maintaining our profitability, we could be materially adversely affected.
Industry growth, or lack thereof, may further increase competition. As a result, opportunities for growth could be limited or competitors may improve their financial capacity and strengthen their competitive positions. Business combinations could also result in competitors providing a wider variety of services and products at competitive prices, which could also materially adversely affect us.
Changes in our relationships with any of our significant customers, including as a result of our strategy to reduce volume from our largest customer or the loss or reduction in business from one or more other customers, could have a material adverse effect on us.
Our strategy includes planned volume declines from our largest customer, Amazon.com, Inc. For 2025, this customer and its affiliates accounted for 10.6% of our consolidated revenues. In connection with the execution of this strategy, we have made and continue to make reductions in the number of our facilities, vehicles and aircraft, and our workforce, intended to better align our assets and workforce to our planned operations, and to eliminate stranded costs. In the event we are not able to successfully make appropriate adjustments or control related costs, our profitability could be materially impacted. For additional information on the operational and financial impacts arising from this strategy, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations".
Some of our other larger customers can account for a relatively significant portion of our volume and revenues in a particular quarter or year. Customer impact on our revenue and profitability can vary based on a number of factors including: contractual volume amounts; pricing terms; product launches; e-commerce or other industry trends, including those related to the holiday season; business combinations and the overall growth of a customer's underlying business; as well as any disruptions to their business. Customers could choose, and have in the past chosen, to divert all or a portion of their business with us to one of our competitors, demand pricing concessions, request enhanced services that increase our costs, or develop their own logistics capabilities. In addition, certain of our significant customer contracts include termination rights of either party upon the occurrence of certain events or without cause upon advance notice to the other party. If all or a portion of our business relationships with one or more significant customers were to terminate or significantly change in an unplanned manner, this could materially adversely affect us.
Failure to attract or retain qualified employees could materially adversely affect us.
We depend on the skills and continued service of our large, global workforce. Annually, we also hire many part-time and seasonal workers. We must be able to attract, develop and retain a large global workforce. If we are unable to hire, properly train or retain qualified employees, we could experience increased labor costs, reduced revenues, increased workers' compensation and automobile liability claims costs, regulatory noncompliance, customer losses and diminution of our brand value or company culture, which could materially adversely affect us. Our ability to control labor costs has in the past been, and is expected to continue to be, subject to numerous factors, including labor-related contractual obligations, turnover, training costs, regulatory changes, market pressures, inflation, unemployment levels and healthcare and other benefit costs.
In addition, our Network Reconfiguration and Efficiency Reimagined initiatives have led to, and are expected to continue to lead to, consolidations of our facilities and workforce, as well as an end-to-end process redesign. Our inability to continue to retain experienced and motivated employees through the execution of these and other initiatives may also materially adversely affect us.
Strikes, work stoppages or slowdowns by our employees could materially adversely affect us.
Many of our U.S. employees are employed under a national master agreement with the Teamsters and various supplemental agreements with affiliated local unions. Our national master agreement with the Teamsters expires on July 31, 2028. Our airline pilots, airline mechanics, ground mechanics and certain other employees are employed under other collective bargaining agreements that expire at various times. In addition, some of our international employees are employed under collective bargaining or similar agreements. Employees who are not employed under a collective bargaining agreement may choose to organize in the future. Actual or threatened strikes, work stoppages or slowdowns could adversely affect our ability to meet our customers' needs. As a result, customers have in the past reduced, and in the future may reduce, their business or stop doing business with us if they believe that such actions may adversely affect our ability to provide services. We may permanently lose customers if we are unable to provide uninterrupted service, and this could materially adversely affect us. The terms of collective bargaining agreements also may affect our competitive position and results of operations. Furthermore, our actions or responses to any such negotiations, labor disputes, strikes or work stoppages could negatively impact how our brand is perceived and our reputation and could materially adversely affect us.
We maintain significant physical operations. Increases in operational security requirements impose substantial costs on us and we could be the target of an attack or have a security breach, which could materially adversely affect us.
As a result of concerns about global terrorism and physical security, various governments have adopted and may adopt additional heightened security requirements, significantly increasing our operating costs. Regulatory and legislative requirements may change in response to evolving threats. We cannot determine the effect that any new requirements will have on our operations, cost structure or operating results, and new rules or other future security requirements may significantly increase our operating costs and reduce operating efficiencies. Compliance with security requirements or our own security measures may not prevent attacks or security breaches, which could materially adversely affect us.
A significant cybersecurity incident, increased data protection regulations, or other information technology related risks, could materially adversely affect us.
We rely on information technology networks and systems and other operational technologies to operate our business, including the internet and internally developed systems and applications, as well as certain technology systems from third-party vendors (collectively referred to as "IT"). For example, we rely on IT to receive package level information in advance of the physical receipt of packages, move and track packages through our operations, efficiently plan deliveries, execute billing processes, provide information to package recipients, manage employee data and track and report financial and operational data. Our franchise locations and subsidiaries also rely on IT to manage their business processes and activities.
IT (ours, as well as those of our franchisees, acquired businesses, and third-party service providers) have been and will continue to be susceptible to damage, disruptions and shutdowns due to programming errors, defects or other vulnerabilities, power outages, hardware failures, misconfigurations, computer viruses, cyber-attacks, encryption caused by ransomware or malware attacks, exfiltration of data, attacks by foreign governments, state-sponsored actors, or criminal groups, theft, misconduct by employees or other insiders, telecommunications failures, misuse, human errors or other catastrophic events. In recent periods, the frequency and sophistication of cyber-attacks have increased and are expected to continue to increase, including as a result of state-sponsored cybersecurity attacks during periods of geopolitical conflict.
In addition, we are increasing our utilization of artificial intelligence ("AI") to optimize our operations, improve the customer experience and support decision-making. The rapid evolution and increased adoption of AI technologies has and may continue to intensify our cybersecurity risks. AI technologies often require access to large volumes of sensitive data. If our AI systems are compromised through cyberattacks or unauthorized access, it could result in data breaches, a loss of proprietary information, or violations of data protection laws. Additionally, leveraging AI capabilities for our internal functions may introduce additional operational vulnerabilities by producing inaccurate outcomes, recommendations or other suggestions based on flaws in the underlying data, or other unintended results.
Accordingly, we may be unable to anticipate these risks or implement adequate measures to recognize, detect or prevent the occurrence of any of the events described above. In addition, our security processes, protocols and standards may not be sufficient, effective or may not be complied with, either intentionally or inadvertently. Cybersecurity incidents have in the past and may in the future expose us, our customers, employees, franchisees, service providers or others, to loss, disclosure or misuse of proprietary information and sensitive or confidential data or result in disruptions to our operations or those of our customers, franchisees, service providers or others. For example, cyber criminals have in the past gained access to customer accounts and are expected to continue to try to gain access to customer accounts. Criminal activity includes fraudulently inserting, diverting and misappropriating items being transported in our network, fraudulently charging shipment fees to customer or franchisee accounts, and fraudulently sending text messages to recipients purporting to be from UPS. The occurrence of any of the events described above could result in material disruptions in our business, the loss of existing or potential customers, damage to our brand and reputation, additional regulatory scrutiny, litigation and other potential material liability. We also may not discover the occurrence of any of the events described above for a significant period after the event occurs. Additionally, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to our customers, regulators and the public.
We utilize and interact with the IT of third parties for many aspects of our business, including related to our customers, franchisees and service providers such as cloud service providers and third-party delivery service providers. These third parties have access to information we maintain about our company, operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact our business operations. These third parties are subject to risks described above, and other risks, that could damage, disrupt or close down their networks or systems. The security processes, protocols and standards that we implement, and the contractual provisions requiring security measures that we impose on such third parties, may not be sufficient or effective at preventing such events or may not be adhered to. These events have in the past and could in the future result in unauthorized access to, or disruptions or denials of access to, misuse or disclosure of, information or systems that are important to us, including proprietary information, sensitive or confidential data, and other information about our operations, customers, employees and suppliers, including personal information.
We have invested and expect to continue to invest in IT security initiatives, IT risk management and disaster recovery capabilities. The costs and operational consequences of implementing, maintaining and enhancing data or system protection measures could increase significantly to mitigate increasingly frequent, complex and sophisticated cyber threats and regulatory requirements.
In addition, our customers’ confidence in our ability to protect data and systems and to provide services consistent with their expectations could be impacted, further disrupting our operations. While we maintain cyber insurance, we cannot be certain that our coverage will be adequate for any liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any claim.
To date we are unaware of any material data breach or cybersecurity incident, including an information system disruption, although we cannot provide any assurances that a material event or impact will not occur in the future. Our efforts to deter, identify, mitigate and/or eliminate future breaches or cybersecurity incidents may require significant additional effort and expense and may not be successful.
In addition, there has recently been heightened regulatory and enforcement focus relating to the collection, use, retention, transfer, and processing of personal data in the U.S. (at both the state and federal level) and internationally. This includes the EU’s General Data Protection Regulation, the California Privacy Rights Act, the Virginia Consumer Data Protection Act, and other similar laws that have been or are expected to be enacted by other jurisdictions. In addition, China and certain other jurisdictions have enacted more stringent data localization requirements. An actual or alleged failure to comply with applicable data protection laws, regulations, or other data protection standards has in the past and may in the future expose us to litigation, fines, sanctions, or other penalties, which could harm our reputation and materially adversely affect us. The regulatory environment is increasingly challenging, based on discretionary factors, and difficult to predict. Consequently, compliance with applicable regulations may present material obligations and risks to our business, including significantly expanded compliance burdens, costs, and enforcement risks which are expected to increase over time; require us to make extensive system or operational changes; or adversely affect the cost or attractiveness of the services we offer.
Failure to maintain our brand image and corporate reputation could materially adversely affect us.
Our success depends in part on our reputation and our ability to maintain a positive image of the UPS brand. Service quality issues, actual or perceived, could tarnish the image of our brand and may cause customers not to use our services. Also, adverse publicity or public sentiment surrounding labor relations, safety matters, environmental, sustainability and governance concerns, physical or cyber security matters, political activities and similar matters, or attempts to connect our company to such issues, either in the U.S. or elsewhere, could materially adversely affect us. For example, damage to our reputation or loss of brand equity could require the allocation of resources to rebuild our reputation and restore the value of our brand. The proliferation of social media may increase the likelihood, speed, and magnitude of negative brand events.
The effects of global climate change could materially adversely affect us.
The effects of climate change have presented and will continue to present financial and operational risks to our business, both directly and indirectly. We have disclosed an intention to reduce our carbon emissions, including our goal to achieve carbon neutrality in our global operations by 2050 and our other short- and mid-term environmental sustainability goals.
Our ability to meet our goals will depend in part on significant technological advancements, many of which are beyond our control. This includes the development and availability of reliable, affordable and low emission energy solutions, including sustainable aviation fuel and alternative fuel and battery electric vehicles. There can be no assurances that our goals and strategic plans to achieve those goals will be successful, that the related costs will not be higher than expected, that the necessary technological advancements will occur in the timeframe we expect, or at all, that the severity of and or the pace of negative climate-related effects will not accelerate faster than expected, or that proposed regulation or deregulation related to climate change will not have a negative competitive impact, any one of which could have a material adverse effect on us.
Furthermore, methodologies for reporting climate-related information may change and previously reported information may need to be adjusted to reflect new reporting protocols or regulations. These could include changes in the availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting climate-related information across our operations are evolving along with multiple disparate standards for identifying, measuring and reporting sustainability metrics, including disclosures that may be required by U.S. federal or state, or international, regulators. Such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or our ability to achieve such goals. Changes in regulation or technology impacting our business could require us to write down the carrying value of assets, which could result in material impairment charges.
Moreover, we may determine that it is in our best interests to prioritize other investments over the achievement of our goals based on economic, regulatory, business strategy or other factors. If we do not meet our goals or there is perception that we failed to meet these goals, then, in addition to regulatory and legal risks related to compliance, we could incur adverse publicity and reaction, which could materially adversely impact us.
Severe weather or other natural or man-made disasters could materially adversely affect us.
The increased severity or frequency of certain weather conditions (including as a result of climate change) or other natural or man-made disasters, including storms, floods, fires, wind gusts, earthquakes, rising temperatures, epidemics, pandemics, conflicts, civil or political unrest, safety failures or terrorist attacks, have in the past and may in the future disrupt our business. Customers may reduce shipments, supply chains may be disrupted, demand may be negatively impacted, property may be damaged, employees may be injured, or our costs to operate our business may increase, any of which could have a material adverse effect on us. Any such event affecting one of our major facilities could result in a significant interruption in or disruption of our business. To the extent that weather conditions or other disasters become more frequent or severe, disruptions to our business and those of our customers and costs to repair damaged facilities or maintain or resume operations could increase. Furthermore, as a result of the impact of climate change on the frequency or severity of weather conditions and other disasters, insurance providers may reduce the availability or increase the cost of insurance.
Economic, political, or social developments and other risks associated with international operations could materially adversely affect us.
We have significant international operations and, as a result, we are exposed to changing economic, political and social developments in several countries which are beyond our control. Emerging markets are often more volatile than those in developed countries, and any broad-based downturn in these markets could reduce our revenues and materially adversely affect us. We are subject to many laws governing our international operations, including those that prohibit improper payments to government officials and commercial customers, govern our environmental impact or labor matters, restrict where we can do business, regulate our services to certain countries and limit information that we can provide to non-U.S. governments. Our failure to manage and anticipate these and other risks associated with our international operations could materially adversely affect us.
Inability to effectively integrate acquired businesses and realize the anticipated benefits of any acquisitions, joint ventures or strategic alliances could materially adversely affect us.
As part of our strategy, from time to time we acquire businesses, form joint ventures and enter strategic alliances. Whether we realize the anticipated benefits from these transactions depends, in part, upon successful integration between the businesses involved, the performance of the underlying operations, capabilities or technologies and the management of the acquired operations. Accordingly, our financial results could be materially adversely affected by our delay or failure to effectively integrate acquired operations, unanticipated performance or other issues or transaction or other integration-related charges.
Financial Risks
Changing fuel and energy prices, including gasoline, diesel and jet fuel, and interruptions in supplies of these commodities could materially adversely affect us.
Fuel and energy costs have a significant impact on our operations. We require significant quantities of fuel for our aircraft and delivery vehicles and are exposed to the risks associated with variations in the market price for petroleum products, including gasoline, diesel and jet fuel. We seek to mitigate our exposure to changing fuel prices through pricing strategies and have in the past and may in the future utilize hedging transactions. There can be no assurance that these strategies will be effective. If we are unable to maintain or increase our fuel surcharges, higher fuel costs could materially adversely impact our operating results. Even if we can offset changes in fuel costs with surcharges, high fuel surcharges have in the past, and may in the future, result in customers shifting from our higher-yielding products to lower-yielding products or an overall reduction in volume, revenue and profitability. Moreover, we could experience a disruption in energy supplies as a result of new or increased regulations, war or other conflicts, weather-related events or natural disasters, actions by producers (including as part of their own sustainability efforts) or other factors beyond our control, which could have a material adverse effect on us.
Changes in foreign currency exchange rates or interest rates may have a material adverse effect on us.
We conduct business in many countries, with a significant portion of our revenue derived from operations outside the United States. Our international operations are affected by changes in the exchange rates for local currencies, particularly the Euro, British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar.
We are affected by changes in interest rates, primarily on our short-term debt and that portion of our long-term debt that carries floating interest rates. Additionally, changes in interest rates impact the valuation of our pension and postretirement benefit obligations and the related costs recognized in the statements of consolidated income. The impact of changes in interest rates on our pension and postretirement benefit obligations and costs, and on our debt, is discussed further in Part I, "Item 7 - Critical Accounting Estimates," and Part II, "Item 7A - Quantitative and Qualitative Disclosures about Market Risk", respectively, of this report.
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
Our business requires significant capital investments, including in aircraft, vehicles, technology, facilities and sortation and other equipment. In addition to forecasting our capital investment requirements, we adjust other elements of our operations and cost structure in response to strategic initiatives, and economic and regulatory conditions. These investments support both our existing business and our strategic initiatives. Forecasting amounts, types and timing of investments involves many factors which are subject to uncertainty and may be beyond our control, such as technological changes, general economic trends, revenues, profitability, changes in governmental regulation and competition. If we do not accurately forecast our future capital investment needs, we could under- or over-invest, or have excess capacity or insufficient capacity, which could materially adversely affect us.
Employee health and retiree health and pension benefit costs represent a significant expense to us; further cost increases could materially adversely affect us.
Our employee health, retiree health and pension benefit expenses are significant. In recent years, we have experienced increases in some of these costs, including increased healthcare costs exceeding the rate of inflation and discount rates that we use to value our company-sponsored defined benefit plan obligations. Increasing healthcare costs, volatility in investment returns and discount rates, as well as changes in laws, regulations and assumptions used to calculate retiree health and pension benefit expenses, may materially adversely affect our business, financial condition, or results of operations, and have required, and may in the future require, significant contributions to our benefit plans. Our national master agreement with the Teamsters includes provisions that are designed to mitigate certain healthcare expenses, but there can be no assurance that our efforts will be successful or that these expense increases will not materially adversely affect us.
We participate in various trustee-managed multiemployer pension and health and welfare plans for employees covered under collective bargaining agreements. As part of the collective bargaining process, we have agreed to contribute certain amounts to the multiemployer benefit plans during the contract period. The multiemployer benefit plans set benefit levels and are responsible for benefit delivery to participants. Future contribution amounts to multiemployer benefit plans will be determined through collective bargaining. In future collective bargaining negotiations we could agree to make significantly higher contributions to one or more of these plans. At this time, we are unable to determine the amount of additional future contributions, if any, or whether any material adverse effect on us could result from our participation in these plans.
Insurance and claims expense could materially adversely affect us.
We have a combination of both self-insurance and high-deductible insurance programs for the risks arising out of our business and operations, including claims exposure resulting from cargo loss, cyber-attacks, personal injury, property damage, aircraft and related liabilities, business interruption and workers' compensation. Self-insured workers' compensation, automobile and general liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. If the number, severity or cost of claims for which we retain risk increases, our financial condition and results of operations could be materially adversely affected. If we lose our ability to, or decide not to, self-insure these risks, our insurance costs could materially increase and it could be difficult to obtain adequate levels of insurance coverage.
Changes in markets and our business plans have resulted, and may in the future result, in substantial impairments of the carrying value of our assets, thereby reducing our net income.
We regularly assess the carrying values of our assets relative to their estimated fair values. If the carrying value of an asset exceeds its estimated fair value, we may be required to incur charges to reduce its carrying value. Fair value determinations are dependent on a significant number of estimates and assumptions that could be impacted by a variety of factors, including changes in business strategy, revenues, expenses, acquisition integration activities, government regulations, costs of capital and economic or market conditions. The use of different estimates or assumptions could also result in different fair value estimates. Our fair value estimates have resulted from time to time, and may in the future result, in substantial impairments of our assets. While we did not incur any impairments of goodwill during 2025 or 2024, certain of our reporting units experienced a decrease in the excess of their estimated fair values over their respective carrying values during each year. We have been and may be required in the future to recognize additional impairments of long-lived assets, including definite-lived intangible assets, property, plant and equipment and leases, which could be material. For example, as previously disclosed, we have recorded

$182 million in asset impairment charges during the fourth quarter of 2025. Furthermore, we have been and may be required in the future to recognize accelerated depreciation and amortization charges if we determine the useful lives or salvage values of our assets are less than we originally estimated. Changes in our business plans, including network changes that began in 2025, have led to and may in the future lead to revisions in our estimates of useful lives or salvage values of our assets. Such charges have in the past, and may in the future, reduce our net income, potentially materially.
We may have significant additional tax liabilities that could materially adversely affect us.
We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. There are many transactions and calculations where our ultimate tax liability is uncertain.
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
We are subject to complex and stringent aviation, transportation, environmental, security, labor, employment, safety, privacy, disclosure and data protection and other governmental laws, regulations and policies, both in the U.S. and internationally. In addition, we are and expect to continue to be impacted by laws, regulations and policies that affect global trade, including tariff and trade policies, export requirements, embargoes, sanctions, taxes, monetary policies and other restrictions and charges. Trade discussions and arrangements between the U.S. and various of its trading partners are unpredictable, and existing and future trade agreements are, and are expected to continue to be, subject to a number of uncertainties, including the imposition of new tariffs or adjustments and changes to existing tariff policies. The impact of new laws, regulations and policies or decisions or interpretations by authorities applying those laws and regulations, cannot be predicted. Compliance with any new laws, regulations or policies may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws, regulations or policies in the U.S. or other countries could result in substantial fines or possible revocation of our authority to conduct our operations, which could materially adversely affect us.
Regulations related to climate change, including reporting obligations, could materially increase our operating costs.
Regulation and required disclosures of greenhouse gas ("GHG") emissions and related matters exposes us to potentially significant new taxes, fees, disclosure and compliance obligations and other costs. Compliance with such regulations, and any increased or additional regulations, or the associated costs is further complicated by the fact that various countries and regions may adopt different approaches to climate change regulation and disclosures.
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
International regulations also continue to increase and could materially increase our operating and other costs. For example, the ReFuelEU Aviation initiative, a European regulation, mandates jet fuel suppliers in Europe supply a target percentage of sustainable aviation fuel ("SAF") at airports inside the European Union. The SAF target percentage started at 2% in 2025 and increases to 70% by 2050. The cost of SAF can be higher than conventional jet fuel, and SAF suppliers can pass this cost along to purchasers, which can increase our operating costs, potentially significantly. This initiative has also mandated increased reporting requirements. Also beginning in 2025, we have been required to monitor and report the non-carbon dioxide aviation effects for certain routes in the European Union. These requirements are expected to increase in the future, and may expand beyond reporting, either of which would increase our compliance costs. In addition, the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), a global, market-based emissions offset program to encourage carbon-neutral growth began a voluntary pilot phase in 2021, with mandatory participation scheduled to begin in 2027. Details regarding implementation of CORSIA continue to develop, and compliance may increase our operating costs, potentially significantly.

In addition, in January 2026, the U.S. withdrew from the Paris Climate Accords. The effect that the withdrawal may have on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulation remains uncertain. The extent to which other countries implement those accords could also have a material adverse effect on us.
Increased regulation relating to GHG emissions in the U.S. or abroad, especially aircraft, gasoline or diesel engine emissions, could, among other things, increase the cost of fuel and other energy we purchase and the costs associated with updating or replacing our aircraft or vehicles prematurely. We cannot predict the impact any future regulation will have on our cost structure or our operating results. It is likely that such regulation could significantly increase our operating costs and that we may not be willing or able to offset such costs. Moreover, even without such regulation, increased awareness and any adverse publicity about the GHGs emitted by airline and transportation companies could harm our reputation and reduce customer demand for our services, especially our air services.
Furthermore, many countries and U.S. states have adopted, or are expected to adopt, additional requirements relating to GHG emissions disclosures and related matters. These requirements may differ or conflict from jurisdiction to jurisdiction. Compliance with these requirements may increase our operating costs or require significant management time and attention. Any failure to comply with applicable regulations could result in substantial fines or other penalties, which could materially adversely affect us.
We may be subject to various other claims and lawsuits that could result in significant expenditures which may materially adversely affect us.
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

Item 1B.Unresolved Staff Comments
None.
Information About Our Executive Officers
For information about our executive officers, see Part III, "Item 10. Directors, Executive Officers and Corporate Governance".

Item 1C.     Cybersecurity
The Board regularly discusses our most significant risks and how these risks are being managed. The Board has appointed a Risk Committee, consisting entirely of independent directors, whose responsibilities include assisting the Board in overseeing management’s identification and evaluation of strategic enterprise risks, including risks associated with privacy, technology, information security, AI, cybersecurity and cyber incident response and business continuity. The Risk Committee regularly updates the Board on these activities.
The Risk Committee oversees the Company’s approach to cybersecurity risk assessment and mitigation by, among other things, (i) reviewing the Company’s cybersecurity insurance program, (ii) reviewing the Company’s cybersecurity budget, (iii) discussing the results of various internal cybersecurity audits and periodic independent third-party assessments of the Company’s cybersecurity programs, (iv) being briefed on cybersecurity matters by outside experts, and (v) receiving regular updates from the Company’s Chief Information Security Officer ("CISO") and others on cybersecurity risks, operational metrics, compliance and regulatory developments, training programs, risk mitigation activities, key projects and industry developments. The Company's Chief Legal and Compliance Officer ("CLCO"), Chief Digital and Technology Officer ("CDTO"), CISO and Vice President of Compliance and Internal Audit participate in Risk Committee meetings and meet individually with the Risk Committee on a periodic basis to discuss and address relevant matters, including the Company’s approach to cybersecurity risk assessment and mitigation. The CISO reports to the CDTO, who in turn reports to the Chief Executive Officer ("CEO"). The CISO has more than thirty years of IT experience, has served many years in various information security management roles and has multiple cybersecurity certifications.
The Company maintains an enterprise risk management process designed to identify potential events that may affect the achievement of the Company's objectives or have a material adverse effect on the Company. Cybersecurity is among the risks considered as a part of this process. The Company's management, including the CISO, also participates on the Company's Information Security & Privacy Governance Council ("ISPGC"). The ISPGC meets periodically to consider information security and privacy matters.
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
For additional information on cybersecurity risks and the impact they may have on our business strategy, results of operations or financial condition see "Risk Factors – Business and Operating Risks – A significant cybersecurity incident, increased data protection regulations, or other information technology related risks, could materially adversely affect us".

Item 2.Properties
Operating Facilities
We own our corporate headquarters in Atlanta, Georgia and our information technology headquarters, located in Parsippany, New Jersey. Our primary information technology operations are consolidated in an owned facility in New Jersey.
We own or lease approximately 1,000 package facilities in the U.S., with approximately 90 million square feet of floor space. These facilities have vehicles and drivers stationed for the pickup and delivery of packages, and capacity to sort and transfer packages. Our larger facilities also service our vehicles and equipment, and employ specialized mechanical equipment for the sorting and handling of packages. We own or lease approximately 800 facilities in our international package operations, with approximately 23 million square feet of floor space.
Our aircraft are operated in a hub and spoke pattern in the U.S., with our principal air hub, Worldport, located in Louisville, Kentucky. Our major air hub in Europe is located in Germany, and in Asia we operate multiple major air hubs in China and Hong Kong.
We own or lease approximately 600 facilities, with approximately 50 million square feet of floor space, which support our freight forwarding and logistics operations. This includes approximately 22 million square feet of healthcare-compliant warehousing. We own and operate a logistics campus consisting of approximately 4 million square feet in Louisville, Kentucky.
We also own a number of ancillary properties that support our global operations.
Fleet
Aircraft
The following table shows information about our aircraft fleet as of December 31, 2025:

Description	UPS Owned and/or Operated	Charters & Leases Operated by Others	On Order	Under Option
Boeing 757-200	75	—	—	—
Boeing 767-300	89	—	18	—
Boeing 767-300BCF	6	—	—	—
Boeing 767-300BDSF	4	—	—	—
Airbus A300-600	52	—	—	—
Boeing MD-11(1)	26	—	—	—
Boeing 747-400F	11	—	—	—
Boeing 747-400BCF	2	—	—	—
Boeing 747-8F	30	—	—	—
Other	—	221	—	—
Total	295	221	18	—
(1)    During the fourth quarter of 2025, we permanently grounded and subsequently retired our MD-11 fleet. For additional information, see note 4 to the audited, consolidated financial statements. We do not expect this action to have a material impact on our business, financial condition or results of operations.
Vehicles
As of December 31, 2025, we operated a global ground fleet of approximately 125,000 package cars, vans, tractors and motorcycles, including approximately 19,000 alternative fuel and advanced technology vehicles.

Item 3.Legal Proceedings
See note 10 to the audited, consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities.

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of our class A common stock is convertible into one share of our class B common stock. Our class B common stock is listed on the New York Stock Exchange under the symbol "UPS".
As of February 2, 2026, there were 152,776 and 19,392 shareowners of record of our class A and class B common stock, respectively.
Historically we have declared and paid dividends on a quarterly basis. The declaration of dividends is subject to the discretion of the Board of Directors (the "Board") and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors.
On January 27, 2026, the Board approved a $1.64 per share dividend, which is payable on March 5, 2026 to shareowners of record on February 17, 2026.
In January 2023, the Board approved a share repurchase authorization for up to $5.0 billion of class A and class B common stock. During 2025, we repurchased 8.6 million shares of class B common stock for $1.0 billion under this authorization. As of December 31, 2025, we had $1.3 billion available under our share repurchase authorization. We do not anticipate further share repurchases in 2026.
For additional information on our share repurchase activities, see note 12 to the audited, consolidated financial statements.

Shareowner Return Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates such information by reference into such filing.
The following graph shows a five-year comparison of cumulative total shareowners’ returns for our class B common stock, the Standard & Poor’s 500 Index and the Dow Jones Transportation Average. The comparison of the total cumulative return on investment, which is the change in the stock price plus reinvested dividends for each of the quarterly periods, assumes that $100 was invested on December 31, 2020 in the Standard & Poor’s 500 Index, the Dow Jones Transportation Average and our class B common stock.

Comparison of Five-Year Cumulative Total Return
$225
$200
$175
$150
$125
$100
$75
$50
2020
2021
2022
2023
2024
2025
UPS
S&P 500
Dow Jones Transports

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
United Parcel Service, Inc.	$100.00	$133.61	$111.96	$105.29	$87.89	$74.69
Standard & Poor’s 500 Index	$100.00	$128.68	$105.35	$133.02	$166.27	$195.97
Dow Jones Transportation Average	$100.00	$129.04	$108.02	$121.34	$120.71	$136.89
For information regarding our equity compensation plans, see Item 13 of this Annual Report.

Item 6. [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K (this "Annual Report" or "this report"). This section of this Annual Report includes a discussion of 2025 and 2024 items and year-over-year comparisons between those years. For a discussion of year-over-year comparisons between 2024 and 2023 that are not included in this Annual Report see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 18, 2025.

Overview
In 2025, we continued to execute our Customer First, People Led and Innovation Driven strategy, which focuses on growing in the parts of the market that value our end-to-end solutions, including healthcare, small-and medium-sized businesses ("SMBs") and International.
As part of this strategy, we drove a reduction in volume from our largest customer, with a targeted reduction of 50% by June 2026 from 2024 levels. Partly as a result, we increased consolidated revenue per piece by 6.6%, and expanded SMB penetration to over 30% of total U.S. volume.
In connection with this strategic execution of volume declines, we began our Network Reconfiguration and Efficiency Reimagined initiatives. These initiatives are intended to enhance the efficiency of our network through automation and operational sort consolidation in our U.S. Domestic network. From these initiatives, we delivered on our planned year-over-year cost savings of approximately $3.5 billion in 2025. See Supplemental Information - Items Affecting Comparability for additional discussion.
Also in 2025, we completed the acquisitions of Frigo-Trans and Biotech & Pharma Logistics ("Frigo-Trans"), and Andlauer Healthcare Group ("AHG"). In 2025, our global healthcare portfolio generated more than $11 billion in revenue, furthering our progress towards our goal to become the number one complex healthcare logistics provider in the world. In September 2024, we completed the divestiture of our truckload brokerage services ("Coyote"), which contributed $1.6 billion of revenue in 2024 prior to its divestiture.
Effective January 1, 2025, we insourced our former SurePost product, and replaced it with Ground Saver, a domestic economy service meant to complement our array of products used by our customers. This change provided us greater operational control and service quality with respect to this product. However, this insourcing pressured our operating results, as pickup and delivery costs were higher than in 2024. In December 2025, we entered into a new agreement with the United States Postal Service ("USPS") to assist with final-mile delivery for a portion of our Ground Saver and Mail Innovations volumes starting in 2026, which is expected to allow us to more cost efficiently serve our customers while maintaining our service levels.
In the International market, during 2025 we implemented weekend delivery within Europe. Additionally, our new air hub in the Philippines is slated to open towards the end of 2026 and our expansion in Hong Kong is planned to open in 2028. Both gateways are expected to give us broader access and faster time in transit on the trade lanes that are growing in Asia.
During 2025, we returned $6.4 billion in cash to shareholders by completing $1.0 billion of share repurchases and paying $5.4 billion in dividends.
Our 2025 financial results also reflect the impact of a complex macro environment, driven by evolving trade policies, and the significant strategic actions we are taking including revenue quality initiatives. Global trade policy changes during 2025, including pending and enacted tariffs and de minimis exclusions, resulted in shifting trade lane volumes, particularly reducing volumes on our China to U.S. lane, pressuring our International Package segment margins during the year.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Highlights of our consolidated results which are discussed in more detail below, include:

	2025	2024	Change $	Change %
Revenue (in millions)	$88,661	$91,070	$(2,409)	(2.6)%
Operating Expenses (in millions)	80,794	82,602	(1,808)	(2.2)%
Operating Profit (in millions)	$7,867	$8,468	$(601)	(7.1)%
Operating Margin	8.9%	9.3%
Net Income (in millions)	$5,572	$5,782	$(210)	(3.6)%
Basic Earnings Per Share	$6.56	$6.76	$(0.20)	(3.0)%
Diluted Earnings Per Share	$6.56	$6.75	$(0.19)	(2.8)%

Operating Days	252	253
Average Daily Package Volume (in thousands)	20,847	22,418		(7.0)%
Average Revenue Per Piece	$14.50	$13.60	$0.90	6.6%
•Average daily package volume in our global small package operations decreased in 2025, primarily due to the execution of planned volume declines from our largest customer and revenue quality actions we took related to certain e-commerce customers.
•Revenue declined in 2025, primarily driven by the impact of the Coyote divestiture, the volume declines described above, and decreases in our Mail Innovations volume. These decreases were partially offset by growth in our International Package segment, driven by higher average daily volume and ongoing revenue‑quality initiatives, as well as increased air cargo revenue from the full onboarding in the fourth quarter of 2024 of volume under our USPS contract and continued contributions from our healthcare logistics businesses.
•Revenue per piece increased due to favorable trends in customer and product mix as well as revenue quality actions that we took.
•Operating expenses decreased in 2025, driven by decreases in purchased transportation expense, primarily attributable to the impact of the Coyote divestiture, the insourcing of our Ground Saver product and a gain from sale-leaseback transactions involving real estate properties within Supply Chain Solutions ("SCS"). These decreases were partially offset by increases in compensation and benefits and higher pick up and delivery costs associated with the insourcing of our Ground Saver product, incremental costs related to the grounding of our MD-11 fleet and costs related to implementing weekend delivery within Europe.
•Operating profit and operating margin decreased due to increased pickup and delivery expenses in the U.S. Domestic Package segment and shifting international volume to less profitable trade lanes due to trade policy challenges, partially offset by the impact of our revenue quality efforts.
•We reported net income of $5.6 billion and diluted earnings per share of $6.56, which included $0.30 per diluted share attributable to the gain from sale-leaseback transactions involving real estate properties within SCS. Non-GAAP adjusted diluted earnings per share in 2025 were $7.16 after adjusting for the after-tax impacts of:
◦Transformation Strategy Costs of $452 million, or $0.53 per diluted share;
◦Goodwill and Asset Impairment Charges of $156 million, or $0.18 per diluted share, which includes a charge of $137 million related to the retirement of our MD-11 aircraft fleet;
◦a Net Loss on Divestiture of $15 million, or $0.02 per diluted share; and
◦the Reversal of an Income Tax Valuation Allowance of ($109) million, or ($0.13) per diluted share.
For additional operational results specific to U.S. Domestic Package, International Package and SCS refer to the respective discussions below.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supplemental Information - Items Affecting Comparability
Our operating expenses are allocated between our operating segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies for 2025 relative to 2024.
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
Non-GAAP adjusted amounts reflect the following (in millions):

Non-GAAP Adjustments	2025	2024
Operating Expenses:
Transformation Strategy Costs:
Transformation 2.0
Business Portfolio Review	$(18)	$29
Financial Systems	55	54
Transformation 2.0 Total	37	83
Fit to Serve	47	204
Network Reconfiguration and Efficiency Reimagined	509	35
Total Transformation Strategy Costs	593	322
Goodwill and Asset Impairment Charges	182	108
Net Loss (Gain) on Divestiture	19	(156)
One-Time Payment for International Regulatory Matter	—	88
Expense for Regulatory Matter	—	45
Multiemployer Pension Plan Withdrawal Expense	—	19
Total Non-GAAP Adjustments to Operating Expenses	$794	$426

Non-GAAP Adjustments	2025	2024
Other Income and (Expense):
Defined Benefit Pension and Postretirement Medical Plan Loss	$—	$665
Goodwill and Asset Impairment Charges	19	—
Interest Expense Associated with One-Time Payment for International Regulatory Matter	—	6
Total Adjustments to Non-GAAP Other Income and (Expense)	$19	$671

Total Adjustments to Non-GAAP Income Before Income Taxes	$813	$1,097

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Non-GAAP Adjustments	2025	2024
Income Tax (Benefit) Expense:
Transformation Strategy Costs:
Transformation 2.0
Business Portfolio Review	$(5)	$7
Financial Systems	14	13
Transformation 2.0 Total	9	20
Fit to Serve	10	49
Network Reconfiguration and Efficiency Reimagined	122	8
Total Transformation Strategy Costs	141	77
Reversal of Income Tax Valuation Allowance	109	—
Goodwill and Asset Impairment Charges	45	27
Net Loss (Gain) on Divestiture	4	(4)
Defined Benefit Pension and Postretirement Medical Plan Loss	—	159
Multiemployer Pension Plan Withdrawal Expense	—	5
Total Non-GAAP Adjustments to Income Tax (Benefit) Expense	$299	$264
Total Non-GAAP Adjustments to Net Income	$514	$833
The income tax effects of adjustments to income before income taxes are calculated by multiplying the statutory tax rates applicable in each tax jurisdiction, including the U.S. federal jurisdiction and various U.S. state and non-U.S. jurisdictions, by the tax-deductible adjustments. The blended average effective income tax rates for 2025 and 2024 were 23.4% and 24.1%, respectively.

We supplement the presentation of operating profit, operating margin, income before income taxes, net income and earnings per share with non-GAAP measures that exclude the impact of the following items:
Transformation Strategy Costs
We exclude the impact of charges related to activities within our transformation strategy. Our transformation strategy activities have spanned several years and are designed to fundamentally change the spans and layers of our organization structure, processes, technologies and the composition of our business portfolio. Our transformation strategy includes programs and initiatives within Transformation 2.0, Fit to Serve and Network Reconfiguration and Efficiency Reimagined.

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

Our transformation strategy includes the following programs and initiatives:

Transformation 2.0: Based on a number of factors, including evaluating the efficiencies previously achieved, and in connection with changes in 2020, we identified and reprioritized certain then-current and future investments, including additional investments in our workforce, portfolio of businesses and technology (such projects, collectively, "Transformation 2.0"). Specifically, we identified opportunities to reduce spans and layers of management, began a review of our business portfolio and identified opportunities to invest in certain technologies, including financial reporting and certain schedule, time and pay systems, to reduce global indirect operating costs, provide better visibility, and reduce reliance on legacy systems and coding languages. Costs associated with Transformation 2.0 consisted of compensation and benefit costs related to reductions in our workforce and fees paid to third-party consultants. Transformation 2.0 was completed in 2025, and total related costs were $835 million.

Fit to Serve: In 2023, a number of factors, including macroeconomic headwinds and volume diversion resulting from our labor negotiations with the International Brotherhood of Teamsters, contributed to volume declines in our U.S. Domestic

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Package business. In addition, our International Package and SCS businesses were also negatively impacted by a number of challenging macroeconomic conditions during 2023. In response to these factors, we undertook our Fit to Serve initiative with the intent to right-size our business to create a more efficient operating model that was more responsive to market dynamics through a workforce reduction of approximately 14,000 positions, primarily within management. Fit to Serve was completed in 2025, and total related costs were $463 million. We achieved savings of approximately $1.0 billion through this program.

Network Reconfiguration and Efficiency Reimagined: Our Network of the Future initiative is intended to enhance the efficiency of our network through automation and operational sort consolidation in our U.S. Domestic network. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and has led and will continue to lead to consolidations of our facilities and workforce as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration. We reduced our operational workforce by approximately 48,000 positions, including 15,000 fewer seasonal positions, and closed daily operations at 93 leased and owned buildings, 85 of which have been permanently closed in 2025. We have identified 24 buildings for closure in the first half of 2026 and we continue to review expected changes in volume in our integrated air and ground network to identify additional buildings for closure. From this initiative, we delivered year-over-year cost savings of approximately $3.5 billion in 2025, calculated on the year-over-year change in volume from our largest customer, taking into account the impact of certain additional volume we have elected to serve. As of December 31, 2025, we had incurred total program costs of $544 million, including $509 million in 2025.

In connection with the Network Reconfiguration and Efficiency Reimagined initiatives described above, we expect savings of approximately $3 billion in 2026. We also expect to exclude from our non-GAAP adjusted expenses certain costs related to certain strategic initiatives, including separation programs, although we cannot reasonably estimate those expenses at this time. These initiatives are expected to conclude by 2027.

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

In addition, we have incurred and expect to continue to incur other costs and benefits associated with our Network Reconfiguration initiative and anticipated lower volumes, including early asset retirement, lease-related costs and gains from the sale of properties. It is our intention to exit or abandon leases, sell property and transfer or dispose of equipment associated with closed facilities. During 2025, we incurred $58 million in accelerated depreciation and asset retirement obligations related to these closed facilities and abandoned equipment and $72 million in gains on sale of these properties. We expect the costs associated with these actions may increase should we determine to close additional buildings.
For more information regarding transformation strategy activities, see note 18 to the audited, consolidated financial statements.
Goodwill and Asset Impairment Charges

We exclude the impact of goodwill and certain asset impairment charges. We do not consider these non-cash charges when evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards. For more information regarding Goodwill and Asset Impairment Charges, see note 4 and note 7 to the audited, consolidated financial statements.

Net Loss (Gain) on Divestiture
We exclude the impact of gains and losses related to the divestiture of businesses. We do not consider these transactions to be a component of our ongoing operations, nor do we consider the impact of these transactions when evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards. For additional information, see note 8 to the audited, consolidated financial statements.

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
One-Time Payment for International Regulatory Matter
We have excluded the impact in 2024 of a payment to settle a previously-disclosed international tax regulatory matter. We do not believe this payment was a component of our ongoing operations and we do not expect this or similar payments to recur.
Expense for Regulatory Matter
We have excluded the impact in 2024 of an expense to settle a previously disclosed regulatory matter. We do not believe this was a component of our ongoing operations and we do not expect this or similar expenses to recur.
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
We recognize changes in the fair value of plan assets and net actuarial gains and losses in excess of a 10% corridor (defined as 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation), as well as gains and losses resulting from plan curtailments and settlements, for our defined benefit pension and postretirement medical plans immediately as part of Investment income (expense) and other in our statements of consolidated income. We supplement the presentation non-GAAP adjusted measures that exclude the impact of these gains and losses and the related income tax effects. We believe excluding these defined benefit pension and postretirement medical plans gains and losses provides important supplemental information by removing the volatility associated with plan amendments and short-term changes in market interest rates, equity values and similar factors.
The remeasurement of our defined benefit pension and postretirement medical plans' assets and liabilities did not result in any mark-to-market adjustment in 2025, compared to a $665 million loss in 2024. The table below shows the amounts associated with each component of the loss, as well as the weighted-average actuarial assumptions used to determine our net periodic benefit cost, for each year:

	2025	2024
Components of defined benefit pension and postretirement medical plan loss (gain)
Discount rates	$—	$(127)
Return on assets	—	672
Demographic and other assumption changes	—	120
Total mark-to-market loss	—	665
Total defined benefit pension and postretirement medical plan loss	$—	$665

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	2025	2024
Weighted-average actuarial assumptions
Expected rate of return on plan assets used in determining net periodic benefit cost	7.52%	7.06%
Actual rate of return on plan assets	8.79%	(1.29)%
Discount rate used in determining net periodic benefit cost	5.85%	5.40%
Discount rate at measurement date	5.79%	5.85%
Pre-tax defined benefit plan gains and losses for 2024 consisted of the following:
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
Multiemployer Pension Plan Withdrawal Expense
We have excluded the impact of a charge related to the withdrawal from a multiemployer pension plan within the United States. We do not consider this expense to be related to our ongoing operations.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package Operations

	2025	2024	$ Change	% Change
Average Daily Package Volume (in thousands):
Next Day Air	1,499	1,651		(9.2)%
Deferred	892	1,058		(15.7)%
Ground	15,119	16,452		(8.1)%
Total Average Daily Package Volume	17,510	19,161		(8.6)%
Average Revenue Per Piece:
Next Day Air	$25.55	$23.23	$2.32	10.0%
Deferred	19.78	17.77	2.01	11.3%
Ground	11.60	10.89	0.71	6.5%
Total Average Revenue Per Piece	$13.21	$12.34	$0.87	7.1%
Operating Days in Period	252	253
Revenue (in millions):
Next Day Air	$9,652	$9,703	$(51)	(0.5)%
Deferred	4,446	4,757	(311)	(6.5)%
Ground	44,183	45,347	(1,164)	(2.6)%
Cargo and Other	1,238	569	669	117.6%
Total Revenue	$59,519	$60,376	$(857)	(1.4)%
Operating Expenses (in millions):
Operating Expenses	$55,593	$56,031	$(438)	(0.8)%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	(505)	(147)	(358)	243.5%
Goodwill and Asset Impairment Charges	(173)	(5)	(168)	N/M
Multiemployer Pension Plan Withdrawal Expense	—	(19)	19	(100.0)%
Non-GAAP Adjusted Operating Expenses	$54,915	$55,860	$(945)	(1.7)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$3,926	$4,345	$(419)	(9.6)%
Non-GAAP Adjusted Operating Profit	$4,604	$4,516	$88	1.9%
Operating Margin	6.6%	7.2%
Non-GAAP Adjusted Operating Margin	7.7%	7.5%
Revenue
The change in revenue was due to the following factors:

Revenue Change Drivers:	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
2025 vs. 2024	(9.0)%	7.1%	0.5%	(1.4)%
Comparative results were impacted by one less operating day in 2025 compared to 2024. Rates and product mix include our air cargo product, which volume was fully onboarded under a contract with the USPS during the fourth quarter of 2024. Air cargo is measured by dimensional weight, not on a per piece basis, and therefore does not impact the volume and revenue per piece discussions below.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased in 2025, driven by planned volume declines from our largest customer, decreases in volume as a result of revenue quality actions we took with respect to certain e-commerce volume and challenging market conditions. By the end of 2026, we expect that our planned volume declines from our largest customer will reduce volume by approximately one million additional pieces per day. Our continued strategic actions are expected to result in lower total average daily volume in 2026 as compared to 2025 as we transition to a more efficient network designed to support higher-quality revenue and margin expansion.

Residential ("business-to-consumer") and commercial ("business-to-business") volume decreased in 2025. Business-to-consumer volume decreased 12.5%, as a result of the planned volume declines and revenue quality actions discussed above. Business-to-business volume decreased 2.8%, primarily driven by demand softness within the retail and manufacturing sectors. These overall declines were partially offset by continued growth from SMBs, including through the increased use of our Digital Access Program ("DAP").

Within our Air products, average daily volume decreased 11.7% in 2025, driven by the volume declines from our largest customer, partially offset by increased demand from customers in the healthcare and technology sectors.

Ground average daily volume decreased 8.1% in 2025 driven by business-to-consumer volume decreases of 11.9% which were primarily as a result of the revenue quality actions discussed above and the continued volume declines from our largest customer.
Revenue Per Piece
Revenue per piece increased 7.1% in 2025, with growth in both Air and Ground products. This increase reflects the full-year impact of an average 5.9% net increase in base and accessorial rates implemented in December 2024, as well as favorable trends in customer and product mix. Changes in package characteristics and fuel surcharges also contributed to the increase.

In December 2025, we implemented a separate average 5.9% net increase in base and accessorial rates for both Air and Ground products, which we expect will contribute to revenue per piece growth in 2026.
Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground products that is adjusted weekly. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price.
Fuel surcharge revenue increased $282 million in 2025, as a result of revenue quality actions discussed above which more than offset the impact of lower volume.
Operating Expenses
Operating expenses decreased in 2025 primarily due to a decline in volume described above. The decreases were primarily related to the impact of lower headcount and a reduction of approximately 27 million labor hours resulting from the strategic execution of our Network Reconfiguration and Efficiency Reimagined initiatives.
Operating expenses were driven by:
•Compensation and benefits expense increased $539 million, primarily driven by costs associated from additional stops as a result of insourcing our Ground Saver product. Increased seniority levels and contractual wage rate increases within our U.S. unionized workforce, along with higher workers' compensation and auto liability costs, also contributed to the increase. These increases were offset by the reduction of transportation expense related to the expiration of our USPS contract at the end of 2024.
•Air cargo expense increased $430 million as we fully onboarded volume under our USPS air cargo contract during the fourth quarter of 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•Other expense increased by $163 million primarily due to a $173 million charge related to the retirement of our MD-11 fleet and increases in commissions paid to our DAP platform partners. These increases were partially offset by the impacts of our Network Reconfiguration and Efficiency Reimagined initiatives. See Supplemental Information - Items Affecting Comparability for further detail on related cost savings and program costs.
Non-GAAP adjusted operating expenses exclude the impact of Transformation Strategy Costs of $505 million and $147 million in 2025 and 2024, respectively, as well as Goodwill and Asset Impairment Charges of $173 million and $5 million in 2025 and 2024, respectively. The 2025 Goodwill and Asset Impairment Charges of $173 million represent the portion of the MD‑11 fleet charge attributable to the U.S. Domestic Package segment. 2024 non-GAAP adjusted operating expenses also excluded Multiemployer Pension Plan Withdrawal Expense of $19 million.
Transformation Strategy Costs during both 2025 and 2024 related to our Transformation 2.0, Fit to Serve and Network Reconfiguration and Efficiency Reimagined initiatives. Within these initiatives, we incurred primarily severance costs and fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of Transformation Strategy Costs excluded from our non-GAAP financial measures.
Cost per piece and non-GAAP adjusted cost per piece increased 8.1% and 7.2% during 2025, respectively. The increase in cost per piece was primarily driven by increased compensation and benefits costs from insourcing our Ground Saver product in addition to the impact of lower average daily volume.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $419 million, with operating margin decreasing 60 basis points to 6.6%. Non-GAAP adjusted operating profit increased $88 million, with non-GAAP adjusted operating margin increasing 20 basis points to 7.7%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package Operations

	2025	2024	$ Change	% Change
Average Daily Package Volume (in thousands):
Domestic	1,575	1,554		1.4%
Export	1,762	1,703		3.5%
Total Average Daily Package Volume	3,337	3,257		2.5%
Average Revenue Per Piece:
Domestic	$8.57	$8.10	$0.47	5.8%
Export	32.61	32.82	(0.21)	(0.6)%
Total Average Revenue Per Piece	$21.26	$21.03	$0.23	1.1%
Operating Days in Period	252	253
Revenue (in millions):
Domestic	$3,401	$3,186	$215	6.7%
Export	14,479	14,142	337	2.4%
Cargo & Other	696	632	64	10.1%
Total Revenue	$18,576	$17,960	$616	3.4%
Operating Expenses (in millions):
Operating Expenses	$15,703	$14,769	$934	6.3%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	(53)	(79)	26	(32.9)%
Goodwill and Asset Impairment Charges	(9)	(2)	(7)	350.0%
One-Time Payment for International Regulatory Matter	—	(88)	88	(100.0)%
Non-GAAP Adjusted Operating Expenses	$15,641	$14,600	$1,041	7.1%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$2,873	$3,191	$(318)	(10.0)%
Non-GAAP Adjusted Operating Profit	$2,935	$3,360	$(425)	(12.6)%
Operating Margin	15.5%	17.8%
Non-GAAP Adjusted Operating Margin	15.8%	18.7%
Currency Translation Benefit / (Cost)—(in millions)[1]:
Revenue			$140
Operating Expenses			(191)
Operating Profit			$(51)

(1)	Net of currency hedging; amount represents the change compared to the prior year.
Revenue
The change in revenue was due to the following:

Revenue Change Drivers:	Volume	Rates / Product Mix	Fuel Surcharges	Currency	Total Revenue Change
2025 vs. 2024	2.1%	0.4%	0.2%	0.7%	3.4%
Comparative results were impacted by having one less operating day in 2025 compared to 2024.
Global trade policy changes in 2025, including de minimis exclusions, resulted in shifting trade lane volumes and reduced segment margin. Results reflect complex macro environment pressures, which weakened small package U.S. export and import performance. Despite these challenges, we achieved revenue growth of 3.4%, driven, in part, by brokerage results.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume increased in 2025, with increases in both domestic and export products, primarily in Europe, the Middle East, and Africa ("EMEA"). These increases were partially offset by China-to-U.S. trade lane volume declines due to U.S. trade policy changes that took effect in the second quarter of 2025.
Domestic average daily volume increased 1.4% in 2025 primarily driven by both business-to-consumer retail customers and business-to-business professional services customers in Canada.
Export average daily volume increased 3.5% in 2025 due to our agility to adjust to changing trade lanes, and led by strength in SMBs volumes between European countries.
Revenue per Piece
Revenue per piece increased 1.1% in 2025. The increase was primarily driven by favorable currency movements, partially offset by lower demand-related surcharges and shifts in lane and product mix. Segment revenues were negatively impacted by declines on the China-to-U.S. trade lane as a result of the trade policy changes that took effect in the second quarter of 2025.
Domestic revenue per piece increased 5.8% in 2025 primarily driven by the impact of revenue quality efforts in EMEA.
Export revenue per piece declined 0.6% in 2025, primarily as a result of reduced demand-related surcharges in Asia, changes in geographic distribution and an unfavorable shift in product mix in EMEA, as customers increasingly selected economy products.
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates.
Operating Expenses
Operating expenses increased in 2025. Pickup and delivery expenses increased by $460 million mainly due to increased volumes, merit compensation increases and the impact of implementing weekend delivery within Europe. Integrated air and ground network costs increased $327 million as we continued to align our global network with shifting volume patterns. These cost increases were primarily due to unfavorable currency movements, increased aircraft maintenance expenses, and higher charter utilization associated with network disruptions and capacity constraints.
Non-GAAP adjusted operating expenses exclude $53 and $79 million in Transformation Strategy Costs in 2025 and 2024, respectively. Goodwill and Asset Impairment Charges of $9 and $2 million were also excluded in 2025 and 2024, respectively. The 2025 Goodwill and Asset Impairment Charges of $9 million consisted of the MD‑11 fleet charge attributable to the International Package segment. 2024 results also exclude $88 million in costs associated with a One-Time Payment for an International Regulatory Matter.

Transformation Strategy Costs during both 2025 and 2024 periods relate to our Transformation 2.0, Fit to Serve and Network Reconfiguration and Efficiency Reimagined initiatives. Within these initiatives, we incurred primarily severance costs and fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of Transformation Strategy Costs excluded from our non-GAAP financial measures.

Operating Profit and Margin
As a result of the factors described above, operating profit decreased $318 million, with operating margin decreasing 230 basis points to 15.5%. Non-GAAP adjusted operating profit decreased $425 million and non-GAAP adjusted operating margin decreased 290 basis points to 15.8%. Amid these challenges, our brokerage services contributed to our operating profit.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Supply Chain Solutions Operations

	2025	2024	$ Change	% Change
Revenue (in millions):
Forwarding	$2,916	$4,728	$(1,812)	(38.3)%
Logistics	5,855	6,437	(582)	(9.0)%
Other SCS	1,795	1,569	226	14.4%
Total Revenue	$10,566	$12,734	$(2,168)	(17.0)%
Operating Expenses (in millions):
Operating Expenses	$9,498	$11,802	$(2,304)	(19.5)%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	(35)	(96)	61	(63.5)%
Net (Loss) Gain on Divestiture	(19)	156	(175)	N/A
Goodwill and Asset Impairment Charges	—	(101)	101	(100.0)%
Expense for Regulatory Matter	—	(45)	45	(100.0)%
Non-GAAP Adjusted Operating Expenses	$9,444	$11,716	$(2,272)	(19.4)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$1,068	$932	$136	14.6%
Non-GAAP Adjusted Operating Profit	1,122	1,018	104	10.2%
Operating Margin	10.1%	7.3%
Non-GAAP Adjusted Operating Margin	10.6%	8.0%
Currency Benefit / (Cost)—(in millions)[1]:
Revenue			55
Operating Expenses			(49)
Operating Profit			6
(1) Amount represents the change in currency translation compared to the prior year.

	2025	2024	$ Change
Non-GAAP Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs
Forwarding	$31	$39	$(8)
Logistics	4	57	(53)
Total Transformation Strategy Costs	35	96	(61)
Net Loss (Gain) on Divestiture
Forwarding	—	(156)	156
Other SCS	19	—	19
Total Loss (Gain) on Divestiture	19	(156)	175
Goodwill and Asset Impairment Charges
Logistics	—	101	(101)
Total Goodwill and Asset Impairment Charges	—	101	(101)
Expense for Regulatory Matter
Other SCS	—	45	(45)
Total Expense for Regulatory Matter	—	45	(45)
Total Non-GAAP Adjustments to Operating Expenses	$54	$86	$(32)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue
Total revenue within SCS decreased in 2025 primarily due to a decline in our Forwarding and Logistics businesses, partially offset by revenue growth within certain of our other businesses.

Revenue in our Forwarding businesses decreased $1.8 billion. The decline was primarily driven by the impact of the 2024 Coyote divestiture, which contributed $1.6 billion of revenue in 2024. Revenue within our remaining Forwarding businesses declined $245 million, primarily from demand softness in air and ocean markets and from the effects of changing trade policies and tariff uncertainty, particularly on the China-to-U.S. trade lane, which also negatively impacted both volume and rates.

Within our Logistics businesses, revenue decreased $582 million. Revenue in our Mail Innovations business decreased $904 million, driven by volume declines resulting from our initiatives to improve revenue quality. These declines were partially offset by $303 million of revenue growth in our healthcare logistics businesses, due to our 2025 acquisitions of Frigo-Trans and AHG in addition to year-over-year growth in our other healthcare businesses.

Revenue from our other businesses within SCS increased $226 million in 2025, primarily driven by volume growth in both Roadie and UPS Capital within our digital businesses.

Operating Expenses
Total operating expenses within SCS decreased in 2025 driven primarily by the impacts of the Coyote divestiture of $1.6 billion, gain on sale-leaseback transactions involving real estate properties of $330 million and volume declines and lower purchased transportation costs in our Mail Innovations business as a result of lower volumes.
Non-GAAP adjusted operating expenses exclude the impact of $35 and $96 million in Transformation Strategy Costs in 2025 and 2024, respectively. 2025 results also exclude a $19 million Net Loss on Divestiture of an SCS business. 2024 results exclude a $156 million Gain on Divestiture related to Coyote, $101 million in Goodwill and Asset Impairment Charges and a $45 million Expense for a Regulatory Matter.
Transformation Strategy Costs during both 2025 and 2024 related to our Transformation 2.0, Fit to Serve and Network Reconfiguration and Efficiency Reimagined initiatives. Within these initiatives, we incurred primarily severance costs and fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of Transformation Strategy Costs excluded from our non-GAAP adjusted financial measures.

Operating Profit and Margin
As a result of the factors described above, operating profit increased $136 million, with operating margin increasing 280 basis points to 10.1%. On a non-GAAP adjusted basis, operating profit increased $104 million, with non-GAAP adjusted operating margin increasing 260 basis points to 10.6%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	2025	2024	$ Change	% Change
Operating Expenses (in millions):
Compensation and benefits	$48,605	$48,093	$512	1.1%
Transformation Strategy Costs	(420)	(213)	(207)	97.2%
Multiemployer Pension Plan Withdrawal Expense	—	(19)	19	(100.0)%
Non-GAAP Adjusted Compensation and Benefits	48,185	47,861	324	0.7%

Repairs and maintenance	3,107	2,940	167	5.7%
Depreciation and amortization	3,746	3,609	137	3.8%
Purchased transportation	10,588	13,589	(3,001)	(22.1)%
Fuel	4,316	4,366	(50)	(1.1)%
Other occupancy	2,269	2,117	152	7.2%
Other expenses	8,163	7,888	275	3.5%
Total Other expenses	32,189	34,509	(2,320)	(6.7)%
Transformation Strategy Costs	(173)	(109)	(64)	58.7%
Net (Loss) Gain on Divestiture	(19)	156	(175)	N/A
One-Time Payment for International Regulatory Matter	—	(88)	88	(100.0)%
Goodwill and Asset Impairment Charges	(182)	(108)	(74)	68.5%
Expense for Regulatory Matter	—	(45)	45	(100.0)%
Non-GAAP Adjusted Total Other Expenses	31,815	34,315	(2,500)	(7.3)%

Total Operating Expenses	$80,794	$82,602	$(1,808)	(2.2)%
Non-GAAP Adjusted Total Operating Expenses	$80,000	$82,176	$(2,176)	(2.6)%

Currency (Benefit) / Cost - (in millions) [1]			240
(1) Amount represents the change in currency translation compared to the prior year.

	2025	2024	$ Change	% Change
Non-GAAP Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs:
Compensation	$13	$21	$(8)	(38.1)%
Benefits	407	192	215	112.0%
Other expenses	173	109	64	58.7%
Total Transformation Strategy Costs	593	322	271	84.2%
Other expenses:
Net Loss (Gain) on Divestiture	19	(156)	175	N/A
One-Time Payment for International Regulatory Matter	—	88	(88)	(100.0)%
Goodwill and Asset Impairment Charges	182	108	74	68.5%
Expense for Regulatory Matter	—	45	(45)	(100.0)%
Benefits:
Multiemployer Pension Plan Withdrawal Expense	—	19	(19)	(100.0)%
Total Non-GAAP Adjustments to Operating Expenses	$794	$426	$368	86.4%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Total compensation expense increased $182 million. The principal factors contributing to the overall changes were:

•Direct labor cost increased $410 million. Increased seniority and contractual wage rate growth for our U.S. unionized workforce resulted in increased costs of $567 million. Higher international labor costs due to merit increases and weekend operations within Europe as well as an increase in flight operations from air cargo volume contributed $224 million of the increase. Additional stops due to the insourcing of Ground Saver were more than offset by the impact of volume declines, resulting in decreased cost of $349 million.
•Management compensation cost decreased $242 million, primarily due to lower overall headcount and a decrease in incentive compensation.

Benefits costs increased $330 million. The principal factors contributing to the overall changes were:

•Separation cost increased $212 million from the continued execution of our transformation strategy.
•Health and welfare cost increased $143 million, driven by increased contributions to multiemployer plans as a result of contractual rate increases.
•Workers' compensation expense increased $127 million due to higher current year claims, an increase in the average cost per claim, and less favorable development in prior year claims, partially offset by a reduction in hours worked.
•Accruals for paid time off, payroll and other cost increased $72 million, due to contractual wage rate growth, partially offset by the impact of headcount reductions.
•Pension and other postretirement benefits cost decreased $242 million, driven by lower service cost resulting from higher discount rates and reduced multiemployer plan expense from lower participating headcount, partially offset by the impact of contractual rate increases.
On a non-GAAP adjusted basis Compensation and Benefits increased $324 million, primarily due to Transformation Strategy Costs. Transformation Strategy Costs during both 2025 and 2024 relate to our Transformation 2.0, Fit to Serve and Network Reconfiguration and Efficiency Reimagined initiatives. Within these initiatives, we incurred primarily other employee benefits expense and related payroll tax expense. Compensation and benefits expenses under these initiatives were $420 million in 2025, an increase of $188 million. 2024 results exclude a $19 million Multiemployer Pension Plan Withdrawal Expense. See Supplemental Information - Items Affecting Comparability for additional discussion of items excluded from our non-GAAP financial measures.
Repairs and Maintenance
Repairs and maintenance cost increased primarily due to the timing of required aircraft engine maintenance. Ground equipment maintenance also increased as a result of higher network usage, partially offset by lower facility repair costs due to timing of maintenance.
Depreciation and Amortization
Depreciation expense increased $85 million due to capital asset additions and building closures during 2025, the latter of which shortened useful life and accelerated depreciation. Amortization expense increased $52 million primarily from capitalized software investments and additional intangible assets acquired as part of the acquisitions of Frigo-Trans and AHG in 2025, slightly offset by the impact of the Coyote divestiture in 2024.
Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers decreased by $3.0 billion. The decrease was primarily driven by a decline in ground cost of $1.3 billion due to the Coyote divestiture in 2024 and an additional $1.3 billion due to the combined impacts of insourcing Ground Saver and lower overall volume. Third-party fuel surcharges decreased $285 million primarily due to the impact of the Coyote divestiture.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Fuel
Fuel expense decreased $50 million mainly attributable to lower prices for jet fuel, diesel and gasoline, partially offset by the impact of increases in flight activity. Market prices and the manner in which we purchase fuel influence our costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs.
Other Occupancy
Other occupancy expense increased $152 million due to higher property rental expense from rising occupancy rates, additional leased operating facilities coming into service and an increase in electrical and power utilities. Other occupancy related expenses, including weather-related costs, also contributed to the overall increase.
Other Expenses
Other expenses increased $275 million, driven primarily by a $182 million charge related to the retirement of our MD‑11 fleet, $160 million of higher professional fees related to our transformation strategy initiatives, acquisitions, and litigation, $138 million of increased commissions associated with growth in DAP, and $117 million of higher auto liability insurance costs due to unfavorable prior‑year claim development and adverse claim trends. Other increases reflected higher customer claims volume and increased credit losses related to changes in accounts receivable composition and specific customer matters. These increases were partially offset by $333 million of higher gains, primarily from $434 million of gains on sale‑leaseback transactions and real estate sales in 2025, compared to net gains of $77 million in 2024, which included the Coyote divestiture and other asset disposals. In addition, 2024 included a $94 million charge related to the One‑Time Payment for an International Regulatory Matter.
In 2025, non-GAAP adjusted other expenses exclude the impact of a $182 million charge related to the retirement of our MD-11 fleet, $173 million in Transformation Strategy Costs associated with outside professional service provider fees, and $19 million from the divestiture of a business within SCS. In 2024, non-GAAP adjusted expenses exclude the impact of a $156 million gain from the Coyote divestiture, $108 million related to the impairment of trade names and software, $109 million in Transformation Strategy Costs associated with outside professional service provider fees, $133 million related to an Expense for Regulatory Matter and a One-Time Payment for an International Regulatory Matter.

We expect to incur additional other expenses under our Network Reconfiguration and Efficiency Reimagined initiatives during 2026. See Supplemental Information - Items Affecting Comparability for additional discussion on the types, amounts and timing thereof.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income and (Expense)
The following table sets forth investment income (expense) and other and interest expense for 2025 and 2024 (in millions):

	2025	2024	$ Change	% Change
Investment Income (Expense) and Other	$314	$(160)	$474	N/A
Goodwill and Asset Impairment Charges	19	—	19	N/A
Defined Benefit Pension and Postretirement Medical Plan Loss	—	665	(665)	(100.0)%
Non-GAAP Adjusted Investment Income and Other	$333	$505	$(172)	(34.1)%

Interest Expense	$(1,017)	$(866)	$(151)	17.4%
Interest Expense Associated with One-Time Payment for International Regulatory Matter	—	6	(6)	(100.0)%
Non-GAAP Adjusted Interest Expense	$(1,017)	$(860)	$(157)	18.3%

Total Other Income (Expense)	$(703)	$(1,026)	$323	(31.5)%
Total Non-GAAP Adjusted Other Income and (Expense)	$(684)	$(355)	$(329)	92.7%
Investment Income (Expense) and Other
Investment Income (Expense) and Other increased $474 million. Remeasurements of our defined benefit plans did not result in a mark-to-market gain or loss in 2025, compared to a $665 million loss in 2024. In 2025, Investment Income (Expense) and Other includes a $19 million impairment charge related to an equity method investment. Excluding the impact of these remeasurements and the investment impairment, non-GAAP adjusted investment income and other decreased $172 million, driven by lower average invested balances, year-over-year changes in certain non-current investments and lower pension income. The decline in pension income was driven by an increase in interest cost from overall plan growth and higher discount rates, slightly offset by higher expected returns on pension assets. These factors were partially offset by a reduction in foreign currency exchange losses.
Interest Expense
Interest Expense increased due to higher average outstanding debt balances and lower capitalized interest.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for 2025 and 2024 (in millions):

	2025	2024	$ Change	% Change
Income Tax Expense:	$1,592	$1,660	$(68)	(4.1)%
Income Tax Impact of:
Transformation 2.0
Business Portfolio Review	(5)	7	(12)	(171.4)%
Financial Systems	14	13	1	7.7%
Transformation 2.0 Total	9	20	(11)	(55.0)%
Fit to Serve	10	49	(39)	(79.6)%
Network Reconfiguration and Efficiency Reimagined	122	8	114	N/M
Total Transformation Strategy Costs	141	77	64	83.1%
Net Loss (Gain) on Divestiture	4	(4)	8	(200.0)%
Goodwill and Asset Impairment Charges	45	27	18	66.7%
Reversal of Income Tax Valuation Allowance	109	—	109	N/A
Multiemployer Pension Plan Withdrawal Expense	—	5	(5)	(100.0)%
Defined Benefit Pension and Postretirement Medical Plan Loss	—	159	(159)	(100.0)%
Non-GAAP Adjusted Income Tax Expense	$1,891	$1,924	$(33)	(1.7)%
Effective Tax Rate	22.2%	22.3%
Non-GAAP Adjusted Effective Tax Rate	23.7%	22.5%
In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The income tax-related provisions of the OBBBA include revisions to international tax regimes, the repeal of mandatory capitalization of research and development expenditures, and the extension of bonus depreciation. The OBBBA has multiple effective dates, with certain provisions effective in future years. The impact of the OBBBA is not material to our 2025 overall effective tax rate and has been reflected in our audited, consolidated financial statements. We continue to evaluate the expected impact in future years and expect a favorable impact to our effective tax rate and cash flows.
For additional information on income tax expense and our effective tax rate, see note 15 to the audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of December 31, 2025, we had $5.9 billion in cash, cash equivalents, and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures, pension contributions, planned acquisitions, transformation strategy costs, including voluntary separation programs, debt obligations and planned shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of significant sources (uses) of cash from operating activities (in millions):

	2025	2024
Net income	$5,572	$5,782
Non-cash operating activities(1)	5,169	5,622
Pension and postretirement medical benefit plan contributions (Company-sponsored plans)	(1,361)	(1,524)
Hedge margin receivables and payables	—	(90)
Income tax receivables and payables	(330)	313
Changes in working capital and other non-current assets and liabilities	(667)	33
Other operating activities	67	(14)
Net cash from operating activities	$8,450	$10,122
(1)    Represents depreciation and amortization, gains and losses on derivative transactions and foreign currency exchange, disposals of assets and businesses, deferred income taxes, allowances for expected credit losses, amortization of operating lease assets, pension and postretirement medical benefit plan (income) expense, stock compensation expense, changes in casualty self-insurance reserves, goodwill and other asset impairment charges and other non-cash items.
Net cash from operating activities decreased $1.7 billion, driven by the following:
•Unfavorable changes in working capital resulting from:
•A decrease in payables primarily due to lower U.S. Domestic Package volume.
•Higher incentive compensation payments.
•Higher income tax payments due to a 2024 deferred payment resulting from Hurricane Helene relief, partially offset by changes in non-U.S. income tax payables.
•A reduction in net income.
The decreases were partially offset by:
•Cash proceeds of $730 million from our factored accounts receivable program, of which $243 million was collected from customers and remitted to third-party purchasers as of December 31, 2025; this program was not in place in 2024. For additional information on our factoring program, see note 2 to the audited, consolidated financial statements.
As of December 31, 2025 approximately $2.0 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts, strategic operating needs and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance our business operations, planned capital expenditures, pension contributions, planned acquisitions, transformation strategy costs, debt obligations and planned shareowner returns. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary sources (uses) of cash from investing activities were as follows (in millions):

	2025	2024
Net cash used in investing activities	$(4,735)	$(217)
Capital Expenditures:
Buildings, facilities and plant equipment	$(2,206)	$(1,563)
Aircraft and parts	(171)	(742)
Vehicles	(245)	(779)
Information technology	(1,063)	(825)
Total capital expenditures(1):	$(3,685)	$(3,909)

Capital expenditures as a % of revenue	4.2%	4.3%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$700	$1,115
Net (purchases) sales and maturities of marketable securities	$203	$2,672
Acquisitions, net of cash acquired	$(1,968)	$(71)
Other investing activities	$15	$(24)
(1)    In addition to capital expenditures of $3.7 and $3.9 billion for 2025 and 2024, respectively, there were principal repayments of finance lease obligations of $133 and $136 million in these years, respectively. These are included in cash flows from financing activities.
In 2025, capital expenditures were $3.7 billion, of which approximately $430 million was related to projects supporting our environmental sustainability goals. Total capital expenditures decreased in 2025 compared to 2024 as a result of:
•Decreased aircraft expenditures as a result of utilizing finance lease alternatives.
•Reduced spending on vehicles due lower volume and a focus on routine replacements for vehicles at the end of their useful lives.
These decreases were partially offset by increased spending on buildings, facilities and plant equipment and information technology, as we continued to execute on our Network of the Future and other operational efficiency initiatives.
Proceeds from the disposal of businesses, property, plant and equipment decreased. In 2025, proceeds of $465 million were primarily from sale-leaseback transactions involving real estate properties within SCS and a data center, with the remainder from other real estate sales. In 2024, net cash proceeds of $1.0 billion were in connection with the Coyote divestiture.
Changes in marketable securities were largely driven by the 2024 liquidation of our portfolio of $2.7 billion.
Cash paid for acquisitions in 2025 was primarily attributable to the acquisitions of Frigo-Trans, AHG and reacquired development area rights for The UPS Store. Cash paid for acquisitions in 2024 primarily related to reacquired development area rights for The UPS Store.
In 2025, non-cash investing activities included construction-in-progress of $107 million related to the capitalization of construction costs in connection with a build-to-suit financing obligation.
We have commitments for the purchase of equipment, real estate and vehicles to provide for the replacement and enhancement of existing capacity and targeted growth. It also provides for maintenance of buildings, facilities and equipment. Our 2026 investment program anticipates investments in technology initiatives and enhanced network capabilities. We currently expect our capital expenditures will be approximately $3.0 billion for all of 2026, of which approximately 80% percent will be allocated to network enhancement projects and other technology initiatives. We regularly evaluate opportunities for cost effective financing of assets in order to reduce our capital spending. Future capital spending will depend on a variety of factors, including economic and industry conditions, and financing alternatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary uses of cash for financing activities were as follows (amounts in millions, except per share data):

	2025	2024
Net cash used in financing activities	$(4,141)	$(6,850)
Share Repurchases:
Cash paid to repurchase shares	$(1,000)	$(500)
Number of shares repurchased	(8.6)	(3.9)
Shares outstanding at year end	849	854
Dividends:
Dividends declared per share	$6.56	$6.52
Cash paid for dividends	$(5,398)	$(5,399)
Borrowings:
Net borrowings (repayments) of debt principal	$2,084	$(974)
Other Financing Activities:
Cash received for common stock issuances	$159	$232
Other financing activities	$14	$(209)
Capitalization:
Total debt outstanding at year end	$24,127	$21,284
Total shareowners’ equity at year end	16,255	16,743
Total capitalization	$40,382	$38,027
We repurchased 8.6 and 3.9 million shares of class B common stock for $1.0 billion and $500 million under our share repurchase authorization in 2025 and 2024, respectively. For additional information on our share repurchase activities, see note 12 to the audited, consolidated financial statements.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We paid quarterly cash dividend of $1.64 and $1.63 per share in 2025 and 2024, respectively. We previously announced a first quarter 2026 dividend of $1.64 per share, which is payable on March 5, 2026 to shareowners of record on February 17, 2026.
During 2025 and 2024, dividends reported within shareowners' equity include $167 and $195 million, respectively, of non-cash dividends that were settled in shares of class A common stock.
Issuances of debt during 2025 consisted of fixed-rate and floating-rate senior notes of varying maturities totaling $4.2 billion. Repayments of debt during 2025 consisted of $2.1 billion of senior notes and scheduled principal payments on our finance lease obligations.

Issuances of debt during 2024 consisted of fixed-rate and floating-rate senior notes of varying maturities totaling $2.8 billion. Repayments of debt in 2024 consisted of $2.2 billion of short- and long-term commercial paper, $1.5 billion in fixed-rate senior notes and scheduled principal payments on our finance lease obligations.
The amount of commercial paper outstanding fluctuates based on daily liquidity needs. The following is a summary of our commercial paper program (in millions):

	Outstanding balance at year end ($)	Average balance outstanding ($)	Average interest rate
USD
2025	$—	$80	3.97%
2024	$—	$208	5.26%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We have $500 million of fixed-rate senior notes that mature in 2026. We intend to repay or refinance these amounts when due. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
Cash flows from other financing activities decreased primarily due to lower tax withholdings on employee stock compensation as a result of previously disclosed changes to the payout structure of our management incentive award program. Cash outflows for this purpose were approximately $14 and $200 million in 2025 and 2024, respectively. Cash flows from other financing activities during 2025 also include $59 million of obligations related to factored receivables that were not remitted to third-party purchasers as of December 31, 2025, as well as fees associated with finance leases. For additional information on our factoring program, see note 2 to the audited, consolidated financial statements.

During 2025, we entered into leases, which required parent company guarantees of approximately $1.8 billion. For additional information on guarantees, see note 9 to the audited, consolidated financial statements.
Except as disclosed in note 9 to the audited, consolidated financial statements, we do not have other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
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
We anticipate making contributions to our company-sponsored U.S. defined benefit pension and postretirement medical benefit plans of approximately $1.3 billion in 2026, which are included within Expected employer contributions to plan trusts in note 5 to the audited, consolidated financial statements. Contributions are sufficient to cover Internal Revenue Service minimums and required funding in accordance with applicable law. The amount of any applicable minimum funding requirement for these plans could change significantly in future periods depending on many factors, including plan asset returns, discount rates, other actuarial assumptions, changes to pension plan funding regulations and any discretionary contributions we make. Actual contributions made in future years could materially differ and consequently required minimum contributions beyond 2026 cannot be reasonably estimated. We expect contributions to the UPS 401(k) Savings Plan to be approximately $574 million in 2026.
As discussed in note 6 to the audited, consolidated financial statements, we are not currently subject to any surcharges or minimum contributions outside of our agreed-upon contractual rates with respect to the multiemployer pension and health and welfare plans in which we participate. Contribution rates to these plans are established through the collective bargaining process.
We have outstanding letters of credit and surety bonds that are discussed in note 9 to the audited, consolidated financial statements. Additionally, we have senior notes that mature in 2026. We intend to repay or refinance these amounts when due. Estimated future interest payments on our outstanding debt total approximately $20.9 billion. This amount was calculated using the contractual interest payments due on our fixed- and variable-rate debt based on interest rates as of December 31, 2025. For debt denominated in a foreign currency, the U.S. Dollar equivalent principal amount of the debt at the end of the year was used as the basis to project future interest payments. Future annual principal payments on our long-term debt are also set out in note 9 to the audited, consolidated financial statements.
Purchase commitments that are legally binding represent contractual agreements for certain capital expenditures, including contracts for facility construction projects, aircraft and vehicles. Certain aircraft purchase commitments included in our Annual Report on Form 10-K for the year ended December 31, 2024 are now reflected as leases. See note 10 to the audited, consolidated financial statements for more information.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table summarizes the expected cash outflows to satisfy our total purchase commitments as of December 31, 2025 (in millions):

Commitment Type	2026	2027	2028	2029	2030	After 2030(1)	Total
Purchase Commitments	$1,056	$1,076	$367	$31	$22	$439	$2,991
(1)    Includes a financing arrangement to be paid over 16 years.
In addition to purchase commitments, we have other contractual obligations related to equipment rental, software licensing, service and commodity contracts.
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
Contingencies
From time to time, we are involved in various judicial proceedings and other matters arising from the conduct of our business that result in exposure to various contingent liabilities. Events that may result in contingent liabilities are often unique and generally are not predictable, including general commercial matters, governmental actions, employment-related claims, and other contractual disputes. At the time a contingency is identified, we consider all relevant facts as part of our evaluation. We apply judgment when establishing a range of reasonably possible losses arising from contingencies. Our judgment is influenced by our understanding of currently available information and potential outcomes of these matters, including the advice from our internal counsel, external counsel and other senior management.
We accrue amounts associated with judicial proceedings and other contingencies when and to the extent a loss becomes probable and can be reasonably estimated. For such matters, we record the amount we consider to be the best estimate within a range of potential losses; however, when there appears to be a range of equally possible losses, our accrual is at the low end of this range. The likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a reasonable estimate of the loss or a range of potential losses may not be practicable based on the information available. Additionally, events may arise that were not anticipated and, as a result, the outcome of a contingency may result in a loss that differs materially from our previously estimated liability. Except as disclosed in note 10 to the audited, consolidated financial statements, contingent losses that were probable and estimable were not material to our financial position or results of operations as of, or for the year ended, December 31, 2025. In addition, we have certain contingent liabilities that have not been recognized as of, or for the year ended, December 31, 2025, because a loss was not reasonably estimable. Contingent obligations relating to income taxes and self-insurance are discussed separately below.
Goodwill and Intangible Asset Impairments
We test goodwill and indefinite-lived intangible assets for impairment annually as of July 1, or more frequently if circumstances require. We assess goodwill for impairment at the reporting unit level. To determine whether goodwill is impaired, we are required to assess the fair value of each reporting unit and compare it to its carrying value. The determination of reporting units requires judgment, and if we changed the definition of our reporting units, it is possible that we would have reached different conclusions when performing our impairment tests. Changes in our management structure or business acquisitions may result in changes to our reporting units.
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
•The income approach uses a discounted cash flow (“DCF”) model, which requires us to make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs, capital expenditures, working capital, long-term growth rates and the discount rate. During periods in which macroeconomic conditions are uncertain or volatile, these assumptions are subject to a greater degree of uncertainty. We are also required to make assumptions relating to our overall business and operating strategy, and the regulatory and market environment. Changes in any of our assumptions could significantly impact the fair value of one or more of our reporting units. The projections that we use in our DCF model are updated annually, or more often if necessary,

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

and change over time based on the historical performance and changing business conditions and strategy for each of our reporting units.
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
In 2025, we performed our annual goodwill impairment testing using both qualitative and quantitative methods. As of our July 1 testing date, we concluded the fair value of each reporting unit exceeded its carrying value.
As of our July 1, 2025 testing date, approximately $877 million and $738 million of our $4.8 billion consolidated goodwill balance was represented by our Global Freight Forwarding ("GFF") and Healthcare Logistics and Distribution ("HLD") reporting units, respectively. Based on our annual impairment evaluation, both reporting units exhibited a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. This limited excess was primarily driven by then-current market conditions, volatility in global markets, early stages of our current healthcare growth strategy and ongoing integration of recent acquisitions. Both our GFF and HLD reporting units are included in SCS.
In addition to forecasted and actual business performance, our valuation estimates are most sensitive to changes in discount rate. For the GFF and HLD reporting units, if the discount rates were increased by 100 basis points or our projected cash flows were reduced by 10 percent, it is reasonably possible that these reporting units would be impaired. We believe the fair values of these reporting units continue to exceed their respective carrying values.
For each of our reporting units, we continue to monitor the impact of macroeconomic conditions and business performance on our estimates of fair value. Subsequent to our annual testing date, the GFF reporting unit continued to face volatile market conditions and management updated its long-term projections for the mix and timing of revenue growth. We concluded that the change in projections triggered the need for an interim quantitative test for goodwill impairment in the fourth quarter of 2025. The interim impairment test methodology was consistent with our approach for annual impairment testing, using our current view of key inputs and assumptions. The interim impairment test indicated that the GFF reporting unit continues to have a limited excess of fair value over carrying value consistent with the last annual test, and no impairment was recorded.
No other reporting units had indications that an impairment was more likely than not. Actual reporting unit performance, revisions to our forecasts of future performance, market factors, changes in global trade policy, changes in estimates or assumptions in future impairment testing, or a combination thereof could result in a non-cash impairment charge in one or more of our reporting units during a future period.
In the course of our ongoing monitoring of reporting units, we also noted developments within our Mail Innovations reporting unit. Beginning in the first quarter of 2025, Mail Innovations experienced cost increases in excess of our expectations due to increases in purchased transportation rates, resulting from the expiration of a contract with our primary vendor. In December 2025, we entered into an agreement with the USPS to support final-mile delivery for Mail Innovations volumes starting in 2026. This agreement is expected to reduce exposure to purchased transportation cost volatility and enhance the predictability of future operating results, mitigating the cost-related risk identified earlier in the year. As of our July 1, 2025 testing date, approximately $295 million in goodwill was represented by our Mail Innovations reporting unit, which is included in SCS.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Self-Insurance Accruals
We establish self‑insurance reserves based on actuarial estimates developed with the assistance of an independent actuary. These estimates are derived through a complex process that applies various actuarial methods and assumptions, incorporating actual loss experience, and judgments regarding expected future developments based on historical experience. Key considerations include trends in claim frequency and severity, changes in risk retention levels, and modifications to claims handling practices, among other factors.
Workers’ compensation, automobile liability, and general liability claims often take years to resolve. As a result, actuarial estimates are necessary to project the ultimate cost of claim resolution. Several factors may influence the actual cost, or severity, of a claim, including:
•Risk retention limits;
•Duration of the claim;
•Healthcare and litigation cost trends;
•Outcomes of related litigation; and
•Legislative changes.
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
Self-insurance reserves as of December 31, 2025 and 2024 were as follows (in millions):

	2025	2024
Current self-insurance reserves	$1,137	$1,086
Non-current self-insurance reserves(1)	1,935	1,895
Total self-insurance reserves	$3,072	$2,981
(1)    Included within Other Non-Current Liabilities in our consolidated balance sheets.
Total reserves related to prior year claims increased by $11 million in 2025 and decreased by $144 million in 2024 as a result of changes in estimated claim costs. A five percent deterioration or improvement in both the assumed claim severity and claim frequency rates used to estimate our self-insurance reserves would result in an increase or decrease, respectively, of approximately $300 million in our reserves and expenses as of, and for the year ended, December 31, 2025.
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
Differences in actual experience or changes in assumptions may affect our pension and postretirement medical benefit obligations and future expenses. The primary factors contributing to actuarial gains and losses each year are:
•Changes in the discount rate used to value pension and postretirement medical benefit obligations as of the measurement date.
•Differences between expected and actual returns on plan assets.
•Changes in demographic assumptions, including mortality.
•Differences in participant experience from demographic assumptions.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on assets for our pension and postretirement benefit plans, and the resulting increase (decrease) in our obligations and expense as of, and for the year ended, December 31, 2025 (in millions):

Pension Plans	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate:
Effect on ongoing net periodic benefit cost	$(13)	$14
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	(16)	323
Effect on projected benefit obligation	(1,446)	1,523
Return on Assets:
Effect on ongoing net periodic benefit cost(1)	(106)	106
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor(2)	$—	$—

Postretirement Medical Benefit Plans
Discount Rate:
Effect on ongoing net periodic benefit cost	$2	$(2)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	—	—
Effect on accumulated postretirement benefit obligation	(31)	36
Healthcare Cost Trend Rate:
Effect on ongoing net periodic benefit cost	1	(1)
Effect on net periodic benefit cost for amounts recognized outside the 10% corridor	—	—
Effect on accumulated postretirement benefit obligation	$8	$(9)
(1)Amount calculated based on 25 basis point increase / decrease in the expected return on assets.
(2)Amount calculated based on 25 basis point increase / decrease in the actual return on assets.
Refer to note 5 to the audited, consolidated financial statements for information on our potential liability for coordinating benefits related to the Central States Pension Fund.
Depreciation, Residual Value and Impairment of Property, Plant and Equipment
As of December 31, 2025, we had $37.7 billion of net property, plant and equipment, the most significant category of which was aircraft. In accounting for property, plant and equipment, we make estimates of the expected useful lives and residual values to arrive at depreciation expense. We evaluate the useful lives of our property, plant and equipment based on our usage, maintenance and replacement policies, and taking into account physical and economic factors that may affect the useful lives of the assets. A reduction in expected useful life, or a decision to sell or abandon a long-lived asset before the end of its useful life, may increase depreciation expense. Our accounting policy for property, plant and equipment is set out in note 1 to the audited, consolidated financial statements.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In estimating the useful lives and expected residual values of aircraft, which we evaluate at the network level, we consider actual experience with the same or similar aircraft types, multi-year volume projections for our air products and the types of aircraft required to efficiently operate our network. We routinely monitor the utilization of our assets and volume levels. Temporary fluctuations in volume have in the past and are expected to continue to result in the temporary idling of aircraft to better match our capacity with demand. Temporarily idled assets are classified as held and used, and we continue to record depreciation expense for these assets. As a result of the reduction in air volumes experienced during 2025, we temporarily idled eight aircraft for an average of approximately seven months. As of December 31, 2025, all of these aircraft had re-entered operational service. Based on current volume projections, we anticipate that certain aircraft may be temporarily idled during part of 2026 as part of our normal operations and will return to service.
During the fourth quarter of 2025, we recognized a $182 million charge related to the retirement of our MD-11 fleet, primarily for aircraft and parts inventory. These charges are primarily within our U.S. Domestic Package segment and are recorded within Other expenses in our audited, statement of consolidated income. Impairment charges were immaterial during 2024. We will continue to monitor our long-lived asset groups for impairment.
We continued our Network Reconfiguration and Efficiency Reimagined initiatives during 2025, which have led and will continue to lead to a consolidation of our facilities and workforce as well as an end-to-end process redesign. These actions have resulted in, and may continue to result in reductions to the expected useful lives of certain assets, including early retirement, and related increases in depreciation expense during future periods. In addition, revisions to the salvage values of aircraft and other assets have in the past and may in the future result in impairment charges or increased depreciation expense. We have identified specific assets affected by our Network Reconfiguration and Efficiency Reimagined initiatives during the year, and we anticipate continued impacts in 2026. These future impacts may also relate to specific assets that have not yet been identified.
In addition to our Network Reconfiguration and Efficiency Reimagined initiatives, revisions to estimates of useful lives and residual values could also be caused by changes to our maintenance programs, governmental regulations, operational intentions, or market prices. We periodically evaluate our estimates and assumptions, and adjust them, as necessary, on a prospective basis through depreciation expense. Refer to note 4 to the audited, consolidated financial statements for further considerations.
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
As of December 31, 2025, the majority of our financial instruments were categorized as either Level 1 or Level 2. Refer to notes 3, 9 and 17 to the audited, consolidated financial statements for further information on these instruments. A quantitative sensitivity analysis of our exposure to changes in foreign currency exchange rates and interest rates is presented in the Quantitative and Qualitative Disclosures About Market Risk section of this report.
Our pension and postretirement plan assets include investments in hedge funds, as well as private debt, private equity and real estate funds, which are primarily measured using net asset value ("NAV") as a practical expedient for fair value, as appropriate. These investments were valued at $10.0 billion as of December 31, 2025. In order to estimate NAV, we evaluate audited and unaudited financial reports from fund managers and make adjustments for investment activity between the date of the financial reports and December 31. These investments are not actively traded, and their values can only be estimated using these assumptions. If our estimates of activity changed, this could have a material impact on the reported value of these

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

investments and on the return on assets that we report. Refer to note 5 to the audited, consolidated financial statements for further information on our pension and postretirement plan assets.
Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis, such as property, plant and equipment, goodwill and intangible assets. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment or when an asset or disposal group is classified as held for sale.
In accounting for business acquisitions, we allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values. Estimating the fair value of assets acquired and liabilities assumed requires judgment, especially with respect to identified intangible assets as there may be limited or no observable transactions within the market, requiring us to develop internal models to estimate fair value. For example, estimating the fair value of identified intangible assets may require us to develop valuation assumptions, including but not limited to, future expected cash flows from these assets, synergies and the discount rate. Certain inputs require us to determine assumptions that are reflective of a market participant view of fair value. Changes in any of these assumptions may materially impact the amount we recognize for identifiable assets and liabilities, in addition to the residual amount allocated to goodwill.

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
Commodity Price Risk
We are exposed to changes in the prices of refined fuels, principally jet-A, diesel and unleaded gasoline, as well as changes in the price of natural gas and other alternative fuels. Currently, the fuel surcharges that we apply to our domestic and international package services are the primary means of reducing the risk of adverse fuel price changes. In order to mitigate the impact of fuel surcharges imposed on us by outside carriers, we regularly adjust the rates we charge for our freight brokerage services. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs. Because of this, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our results either positively or negatively in the short-term. As of December 31, 2025 and 2024, we had no commodity contracts outstanding.
Foreign Currency Exchange Rate Risk
We have foreign currency exchange risks related to our revenue, operating expenses and financing transactions in currencies other than the local currencies in which we operate. We are exposed to currency risk from the potential changes in functional currency values of our foreign currency-denominated assets, liabilities and cash flows. Our most significant foreign currency exchange exposures relate to the Euro, British Pound Sterling, Canadian Dollar, Chinese Renminbi and Hong Kong Dollar. We may use forward contracts as well as a combination of purchased and written options to hedge forecasted cash flow currency exposures. These derivative instruments generally cover forecasted foreign currency exchange exposures for periods of 3 to 36 months. We may also utilize forward contracts to hedge portions of our anticipated cash settlements of intercompany transactions and interest payments on certain debt subject to foreign currency remeasurement.
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
We may hold investments in debt securities, as well as cash-equivalent instruments, some of which accrue income at variable rates of interest.

Sensitivity Analysis
The following analysis provides quantitative information regarding our exposure to foreign currency exchange rate risk, and interest rate risk embedded in our existing financial instruments. We utilize valuation models to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assume instantaneous, parallel shifts in exchange rates, interest rate yield curves and commodity prices. For options and instruments with non-linear returns, models appropriate to the instrument are utilized to determine the impact of market shifts.
There are certain limitations inherent in the sensitivity analyses presented, primarily due to the assumption that foreign currency exchange rates change in a parallel fashion and that interest rates change instantaneously. In addition, the analyses are

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

unable to reflect the complex market reactions that normally would arise from the market shifts modeled. While this is our best estimate of the impact of the specified scenarios, these estimates should not be viewed as forecasts. We adjust the fixed and floating interest rate mix of our interest-rate-sensitive assets and liabilities in response to changes in market conditions. Additionally, changes in the fair value of foreign currency derivatives and commodity derivatives are offset by changes in the cash flows of the underlying hedged foreign currency and commodity transactions. The following table shows the shock-test results as of December 31, 2025 and 2024 (in millions):

	2025	2024
Change in Fair Value:
Currency Derivatives(1)	$(647)	$(749)
Change in Annual Interest Expense:
Variable-Rate Debt(2)	$22	$21
(1)The potential change in fair value from a hypothetical 10% weakening of the U.S. Dollar against foreign currency exchange rates across all maturities.
(2)The potential change in annual interest expense resulting from a hypothetical 100 basis point increase in short-term interest rates, applied to our variable-rate debt.
The sensitivity of our defined benefit pension and postretirement benefit plan obligations to changes in interest rates is discussed in "Critical Accounting Estimates - Pension and Other Postretirement Medical Benefits".

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareowners and Board of Directors of
United Parcel Service, Inc.
Atlanta, Georgia
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Parcel Service, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Goodwill – Global Freight Forwarding and Healthcare Logistics Distribution Reporting Units — Refer to Notes 1 and 7 to the consolidated financial statements

Critical Audit Matter Description
The Company tests goodwill for impairment annually as of July 1, or more frequently if circumstances require, by determining if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For certain reporting units, the Company uses a combination of income and market approaches to develop an estimate of reporting unit fair value. The income approach uses a discounted cash flow model, which requires the Company to make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include projections of future revenue, costs, capital expenditures, working capital, long-term growth rates and the discount rate. The market approach uses observable market data of comparable public companies to estimate fair value utilizing financial metrics (such as enterprise value to net sales). As of the annual test date, the Company had recorded balances of goodwill of $877 million related to Global Freight Forwarding ("GFF") and $738 million related to Healthcare Logistics Distribution ("HLD") reporting units. The Company did not record any goodwill impairments during 2025.
We identified the valuation of the GFF and HLD reporting units as a critical audit matter because of the significant judgments required to estimate the fair value of the reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future revenue and costs and the selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenue and costs, and the selection of the discount rate, used by management to estimate the fair value of the GFF and HLD reporting units included the following, among others:
•We tested the design and operating effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the GFF and HLD reporting units, such as controls related to management’s forecasts of revenue and costs and selection of the discount rate.
•We performed a sensitivity analysis of the forecasts of revenue and costs, including their impact on future cash flows, and the selected discount rate.
•We evaluated management's ability to accurately forecast by comparing actual results to management's historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in relevant industry reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the selected discount rate, by:
–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate selected by management.
–Evaluating the forecasts to understand and sensitize management's assumptions regarding the risk inherent in the forecasts.
Revenue — Refer to Notes 1 and 2 to the consolidated financial statements
Critical Audit Matter Description
Approximately 88 percent of the Company’s revenues are from its global small package operations that provide time-definite delivery services for express letters, documents, small packages and palletized freight via air and ground services. The Company’s global small package revenues are comprised of a significant volume of low-dollar transactions sourced from systems that were primarily developed by the Company. The processing of transactions, including the recording of them, is highly automated and based on contractual terms with the Company’s customers.
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
February 17, 2026

We have served as the Company's auditor since 1969.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$5,887	$6,112
Accounts receivable, net	11,209	10,871
Other current assets	1,949	2,327
Total Current Assets	19,045	19,310
Property, Plant and Equipment, Net	37,731	37,179
Operating Lease Right-Of-Use Assets	4,263	4,149
Goodwill	5,837	4,300
Intangible Assets, Net	4,021	3,064
Deferred Income Tax Assets	140	112
Other Non-Current Assets	2,053	1,956
Total Assets	$73,090	$70,070
LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and finance leases	$608	$1,838
Current maturities of operating leases	763	733
Accounts payable	6,633	6,302
Accrued wages and withholdings	3,715	3,655
Self-insurance reserves	1,137	1,086
Accrued group welfare and retirement plan contributions	1,389	1,390
Other current liabilities	1,375	1,437
Total Current Liabilities	15,620	16,441
Long-Term Debt and Finance Leases	23,519	19,446
Non-Current Operating Leases	3,700	3,635
Pension and Postretirement Benefit Obligations	6,567	6,859
Deferred Income Tax Liabilities	3,690	3,595
Other Non-Current Liabilities	3,739	3,351
Shareowners’ Equity:
Class A common stock (106 and 121 shares issued in 2025 and 2024, respectively)	1	2
Class B common stock (743 and 733 shares issued in 2025 and 2024, respectively)	8	7
Additional paid-in capital	275	136
Retained earnings	20,151	20,882
Accumulated other comprehensive loss	(4,208)	(4,309)
Deferred compensation obligations	5	7
Less: Treasury stock (0.1 shares in 2025 and 2024)	(5)	(7)
Total Equity for Controlling Interests	16,227	16,718
Noncontrolling Interests	28	25
Total Shareowners’ Equity	16,255	16,743
Total Liabilities and Shareowners’ Equity	$73,090	$70,070
See notes to audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)

	2025	2024	2023
Revenue	$88,661	$91,070	$90,958
Operating Expenses:
Compensation and benefits	48,605	48,093	47,092
Repairs and maintenance	3,107	2,940	2,828
Depreciation and amortization	3,746	3,609	3,366
Purchased transportation	10,588	13,589	13,640
Fuel	4,316	4,366	4,775
Other occupancy	2,269	2,117	2,019
Other expenses	8,163	7,888	8,097
Total Operating Expenses	80,794	82,602	81,817
Operating Profit	7,867	8,468	9,141
Other Income and (Expense):
Investment income (expense) and other	314	(160)	219
Interest expense	(1,017)	(866)	(787)
Total Other Income and (Expense)	(703)	(1,026)	(568)
Income Before Income Taxes	7,164	7,442	8,573
Income Tax Expense	1,592	1,660	1,865
Net Income	$5,572	$5,782	$6,708
Basic Earnings Per Share	$6.56	$6.76	$7.81
Diluted Earnings Per Share	$6.56	$6.75	$7.80

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)

	2025	2024	2023
Net Income	$5,572	$5,782	$6,708
Change in foreign currency translation adjustment, net of tax	528	(338)	198
Change in unrealized gain on marketable securities, net of tax	1	1	9
Change in unrealized (loss) gain on cash flow hedges, net of tax	(344)	167	(243)
Change in unrecognized pension and postretirement benefit costs, net of tax	(84)	(381)	(2,173)
Comprehensive Income	$5,673	$5,231	$4,499

See notes to audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$5,572	$5,782	$6,708
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,746	3,609	3,366
Pension and postretirement benefit (income) expense	1,009	1,698	1,330
Pension and postretirement benefit contributions	(1,361)	(1,524)	(1,393)
Self-insurance reserves	236	44	57
Deferred tax (benefit) expense	(8)	(15)	199
Stock compensation expense	73	24	220
Other (gains) losses	113	262	265
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(382)	(566)	1,256
Other assets	65	70	87
Accounts payable	(190)	262	(1,377)
Accrued wages and withholdings	27	501	(296)
Other liabilities	(517)	(11)	(42)
Other operating activities	67	(14)	(142)
Net cash from operating activities	8,450	10,122	10,238
Cash Flows From Investing Activities:
Capital expenditures	(3,685)	(3,909)	(5,158)
Proceeds from disposal of businesses, property, plant and equipment	700	1,115	193
Purchases of marketable securities	(90)	(76)	(3,521)
Sales and maturities of marketable securities	293	2,748	2,701
Acquisitions, net of cash acquired	(1,968)	(71)	(1,329)
Other investing activities	15	(24)	(19)
Net cash used in investing activities	(4,735)	(217)	(7,133)
Cash Flows From Financing Activities:
Net change in short-term debt	—	(1,272)	1,272
Proceeds from long-term borrowings	4,153	2,785	3,429
Repayments of long-term borrowings	(2,069)	(2,487)	(2,429)
Purchases of common stock	(1,000)	(500)	(2,250)
Issuances of common stock	159	232	248
Dividends	(5,398)	(5,399)	(5,372)
Other financing activities	14	(209)	(432)
Net cash used in financing activities	(4,141)	(6,850)	(5,534)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	201	(149)	33
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	(225)	2,906	(2,396)
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	6,112	3,206	5,602
End of period	$5,887	$6,112	$3,206
See notes to audited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF ACCOUNTING POLICIES
Basis of Financial Statements and Business Activities
United Parcel Service, Inc., and all of its consolidated subsidiaries ("UPS"), is a global package delivery and logistics provider. We manage our business and report operations through two reportable segments, U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions ("SCS"). We provide transportation services, primarily domestic and international letter, package and air cargo delivery. Through our SCS subsidiaries, we are also a global provider of transportation, logistics and related services.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All intercompany balances and transactions have been eliminated.
The "Company," "we," "us" and "our" refer to UPS. Unless the context indicates otherwise, whenever we refer in this report to a particular year, we mean our calendar year ended or ending December 31.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Payment Terms
Under the typical payment terms of our customer contracts, customers pay at periodic intervals, which are generally seven days within our U.S. Domestic Package business, for shipments included on invoices received. Invoices are generated each week on the week-ending day. It is not customary business practice to extend payment terms past 90 days and, as such, we do not have a practice of including a significant financing component within our contracts with customers.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2025 and 2024, we did not have any restricted cash.
Supplemental Cash Flow Information
The following table presents supplemental cash flow information (in millions):

	2025	2024	2023
Cash paid during the year for:
Interest (net of amount capitalized)(1)	$990	$854	$762
Income taxes (net of refunds)	1,912	1,347	1,976
Operating cash flows from operating leases	954	877	835
Financing cash flows from finance leases	133	136	126

Noncash transactions:
Accrued capital expenditures	$524	$227	$309
Property, plant and equipment recognized during the construction period of build-to-suit financing arrangement	107	—	—
Right-of-use assets obtained in exchange for operating lease obligations	808	740	1,278
Right-of-use assets obtained in exchange for finance lease obligations(2)	731	120	209
(1)    Includes $18, $20 and $17 million of cash paid for interest on finance leases in 2025, 2024 and 2023, respectively.
(2)    Includes $551 million related to new aircraft leases that commenced in 2025, which were accounted for as finance leases.

Marketable Securities and Non-Current Investments
Debt securities are classified as either trading or available-for-sale securities and are carried at fair value. Unrealized gains and losses on trading securities are reported as Investment income (expense) and other in our statements of consolidated income. Unrealized gains and losses on available-for-sale securities are reported within other comprehensive income, a separate component of shareowners’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in Investment income (expense) and other, together with interest and dividends. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in Investment income (expense) and other.
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
Investments in equity securities through which we exercise significant influence but do not have control over the investee are accounted for under the equity method. We record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. Gains and losses from equity method investments are reported in Investment income (expense) and other in our statements of consolidated income. We record dividends or other equity distributions as reductions of the carrying value of the investment. Equity method investments are included within Other Non-Current Assets in our consolidated balance sheets.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories
Fuel and other materials and supplies are recognized as inventory when purchased, and then charged to expense when used in our operations. Jet fuel, diesel and unleaded gasoline inventories are valued at the lower of average cost or net realizable value. Total inventories were $739 and $826 million as of December 31, 2025 and 2024, respectively, and are included in Other current assets in our consolidated balance sheets.
Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. We evaluate the useful lives of our property, plant and equipment based on our usage, maintenance and replacement policies, and take into account physical and economic factors that may affect the useful lives of the assets.
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
Interest incurred during the construction of property, plant and equipment is capitalized until the underlying assets are placed in service, at which time amortization of the capitalized interest begins, straight-line, over the estimated useful lives of the related assets. Capitalized interest was $116 and $121 million in 2025 and 2024, respectively.
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
In 2025, we entered into an agreement with our largest customer that provides for a significant reduction in their volume. In connection therewith, we are reconfiguring our U.S. network which have and will continue to lead to a consolidation of our facilities and workforce as well as end-to-end process redesign. Revisions to our estimates of the useful life and salvage values of certain long-lived assets are likely to continue to result in accelerated depreciation expense and charges related to early retirements. Refer to note 4 for additional information.
Leases
We recognize a right-of-use ("ROU") asset and lease obligation for all leases greater than twelve months, including reasonably certain renewal or purchase options. Some of our leases contain both lease and non-lease components. In 2025, we defined a new lease asset class, data centers, and elected to account for the lease and non-lease components separately. For all other lease arrangements, we account for lease and non-lease components as a single lease component. Lease costs for short-term leases are recognized on a straight-line basis over the lease term.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill and Intangible Assets
Costs of purchased businesses in excess of net identifiable assets acquired (goodwill) and indefinite-lived intangible assets are tested for impairment at least annually, or more frequently, if circumstances indicate a potential impairment is present. We complete our annual goodwill impairment evaluation as of July 1 on a reporting unit basis.
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
If the qualitative assessment is not conclusive, or if we elect to bypass the qualitative test, we quantitatively assess the fair value of a reporting unit to test goodwill for impairment. We assess the fair value of a reporting unit using a combination of a market and income approach. Under the market approach, we use observable market data for comparable publicly-traded companies that correspond to the reporting unit to derive a market-based multiple. Under the income approach, the fair value of the reporting unit is estimated based on discounted cash flow modeling. Assumptions used in the discounted cash flow model include future revenue, costs, capital expenditures, working capital, long-term growth rates and the discount rate. Our estimates are developed using assumptions that we believe are consistent with how a market participant would value our reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we record the excess amount as goodwill impairment, not to exceed the total amount of goodwill allocated to the reporting unit.
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
Assets Held for Sale
We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell and recognize any loss in the period in which the held for sale criteria are met. Gains are not recognized until the date of sale. We cease depreciation and amortization of a long-lived asset, or assets within a disposal group, upon their designation as held for sale and subsequently assess fair value less any costs to sell at each reporting date until the asset or disposal group is no longer classified as held for sale. See note 4 for additional information.
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
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of December 31, 2025 and 2024, suppliers sold $435 and $515 million, respectively, of our outstanding payment obligations to participating institutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A rollforward of obligations confirmed and paid during the year is presented below (dollars in millions):

	2025	2024
Confirmed obligations outstanding at the beginning of the year	$515	$504
Invoices confirmed during the year	1,460	1,722
Confirmed invoices paid during the year	(1,540)	(1,711)
Confirmed obligations outstanding at the end of the year	$435	$515
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
In 2025 and 2024, we transferred a portion of our workers' compensation liability related to policy years 1984 through 2000 and policy years 2018 and 2019 to a third-party insurer. We paid $152 and $114 million in 2025 and 2024, respectively, to transfer a portfolio of claims for which we carried reserves of $152 and $114 million in 2025 and 2024, respectively.
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of a corridor (defined as 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation) in Investment income (expense) and other, in our statements of consolidated income, upon remeasurement of a plan. The remaining components of pension expense, primarily service and interest costs and the expected return on plan assets, are recorded ratably on a quarterly basis.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Foreign Currency Translation and Remeasurement
We translate the results of operations of our foreign subsidiaries using average exchange rates for each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Balance sheet currency translation adjustments are recorded in other comprehensive income. Pre-tax foreign currency transaction gains (losses) from remeasurement, net of hedging, included in Investment income (expense) and other were $(22), $(38) and $(53) million in 2025, 2024 and 2023, respectively.
Stock-Based Compensation
Share-based awards are measured based on their fair values and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period), less estimated forfeitures. We have issued employee share-based awards under various incentive compensation plans that contain vesting conditions, including service conditions, where the awards cliff vest after one or three years or vest ratably over periods up to five years (the "nominal vesting period") or at the date the employee retires (as defined by the plan), if earlier. See note 13 for further discussion of our share-based awards. Compensation cost is generally recognized immediately for certain awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. For awards with a performance-based condition, expense is recognized based on probability of performance achievement and for awards with a market condition, expense includes the fair value at grant date. We estimate forfeiture rates based on historical rates of forfeitures for awards with similar characteristics, historical and projected rates of employee turnover and the nature and terms of the vesting conditions of the awards. We reevaluate our forfeiture rates on an annual basis.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Adoption of New Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure, to enhance tax-related disclosures. The ASU became effective for us in 2025 and, beginning with this annual reporting period, requires more standardized categories in the tax rate reconciliation and additional detail for significant tax items. It also requires a breakdown of income taxes paid by jurisdiction exceeding 5% of total taxes and removes certain disclosure requirements for unremitted foreign earnings and uncertain tax positions. We adopted this ASU prospectively. The adoption did not have a material impact on our consolidated financial position, results of operations, cash flows, or internal controls. See note 15 for additional information.
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
In September 2025, the FASB issued an ASU on targeted improvements to the accounting for internal‑use software, which modernizes accounting guidance for costs incurred in developing internal-use software. This ASU removes references to development stages, and instead requires capitalization to begin based on a "probable-to-complete" threshold. This ASU becomes effective for us beginning with our 2028 annual report and for interim and annual periods thereafter, and early adoption is permitted. We are evaluating the impact of adoption, but do not expect this ASU to have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
In December 2025, the FASB issued an ASU on accounting for government grants. The ASU defines the scope of government grants and permits recognition only when it is probable that the entity will comply with the grant’s conditions and the grant will be received. It also provides guidance on presentation approaches for both asset‑related and income‑related grants and expands related disclosure requirements. This ASU becomes effective for us beginning in the first quarter of 2029 and for annual periods thereafter, and early adoption is permitted. We are evaluating the impact of adoption, but do not expect this ASU to have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
Other accounting pronouncements issued, but not effective until after December 31, 2025, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

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

Disaggregation of Revenue

	2025	2024	2023
Revenue:
Next Day Air	$9,652	$9,703	$9,894
Deferred	4,446	4,757	5,093
Ground	44,183	45,347	44,971
Cargo & Other	1,238	569	247
U.S. Domestic Package	$59,519	$60,376	$60,205

Domestic	$3,401	$3,186	$3,144
Export	14,479	14,142	14,003
Cargo & Other	696	632	684
International Package	$18,576	$17,960	$17,831

Forwarding	$2,916	$4,728	$5,534
Logistics	5,855	6,437	5,927
Other	1,795	1,569	1,461
SCS	$10,566	$12,734	$12,922

Consolidated revenue	$88,661	$91,070	$90,958
As of the fourth quarter of 2024, based on a change in our management reporting structure, U.S. Air Cargo revenue is presented within our U.S. Domestic Package segment and prior periods have been recast. Refer to note 14 for further information.
Accounts Receivable, Net
In 2025, we entered into accounts receivable factoring programs with third parties, in which we may sell certain customer receivables to third parties on a revolving periodic basis. Any such transactions are accounted for as sales and accordingly, receivables sold are removed from Accounts receivable, net in our consolidated balance sheets and the proceeds are reflected in Cash Flows from Operating Activities in our statements of consolidated cash flows. Our continuing involvement in these receivables is primarily limited to servicing and under limited circumstances, recourse.

Total accounts which may be outstanding under these programs are $860 million. In 2025, we sold $734 million of accounts receivable for net cash proceeds of $730 million. In connection with these programs, we recognized a liability, measured at fair value, related to our estimated recourse obligations recorded within Other current liabilities in our consolidated balance sheet. We also recorded an immaterial loss associated with the transactions within Other Income (Expense) in our statements of consolidated income. As of December 31, 2025, $491 million accounts receivable was outstanding under our factoring programs.

We continue to service the receivables and remit any collections to third-party purchasers. As of December 31, 2025, cash collections of $59 million were not yet remitted to third-party purchasers. These obligations are included within Other current

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities in our consolidated balance sheet, with changes in such obligations reflected within Cash Flows from Financing Activities in our statement of consolidated cash flows.
Our allowance for expected credit losses increased by $44 million during 2025 as a result of changes in the composition of invoice aging and certain customers' behaviors. Our allowance for credit losses as of December 31, 2025 and 2024 was $180 and $136 million, respectively. Amounts for credit losses charged to expense before recoveries during 2025, 2024 and 2023 were $371, $311, and $205 million, respectively.
Contract Assets and Liabilities
Contract assets were $275 and $307 million as of December 31, 2025 and 2024, respectively, and were recorded within Other current assets in our consolidated balance sheets. Contract liabilities recorded within Other Non-Current Liabilities were $49 and $27 million as of December 31, 2025 and 2024, respectively. Short-term contract liabilities were immaterial as of December 31, 2025 and 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. MARKETABLE SECURITIES AND NON-CURRENT INVESTMENTS
The following is a summary of marketable securities classified as trading and available-for-sale as of December 31, 2025 and 2024 (in millions):

	Cost	Unrealized Losses	Estimated Fair Value
2025
Current trading marketable securities:
Equity securities	$3	$—	$3
Current available-for-sale marketable securities:
U.S. government and agency debt securities	—	—	—
Corporate debt securities	—	—	—
Total available-for-sale marketable securities	—	—	—
Total current marketable securities	$3	$—	$3

	Cost	Unrealized Losses	Estimated Fair Value
2024
Current trading marketable securities:
Equity securities	$3	$—	$3
Current available-for-sale marketable securities:
U.S. government and agency debt securities	165	(1)	164
Corporate debt securities	39	—	39
Total available-for-sale marketable securities	204	(1)	203
Total current marketable securities	$207	$(1)	$206
Total current marketable securities pledged as collateral for our self-insurance requirements had estimated fair values of $177 million as of December 31, 2024. No marketable securities were pledged as collateral for our self-insurance requirements as of December 31, 2025.

Non-Current Investments
We hold non-current investments that are reported within Other Non-Current Assets in our consolidated balance sheets. Cash paid for these investments, excluding investments obtained through business acquisitions, is included in Other investing activities in our statements of consolidated cash flows.
•Equity method investments: As of December 31, 2025 and 2024, equity securities accounted for under the equity method had carrying values of $254 and $304 million, respectively.
•Other equity securities: Certain securities that do not have readily determinable fair values are reported in accordance with the measurement alternative in Accounting Standards Codification Topic 321 Investments – Equity Securities. As of December 31, 2025 and 2024, we had equity securities of $46 and $42 million, respectively, accounted for under this measurement alternative.
•Other investments: We hold an investment in a variable life insurance policy to fund benefits for the UPS Excess Coordinating Benefit Plan with a fair market value of $21 and $19 million as of December 31, 2025 and 2024, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
Marketable securities valued utilizing Level 1 inputs include certificates of deposits and most U.S. government debt securities, as these securities all have quoted prices in active markets. Marketable securities valued utilizing Level 2 inputs include equity securities and corporate bonds. These securities are valued using market corroborated pricing, matrix pricing or other models that utilize observable inputs such as yield curves. There were no Level 3 investments during 2025 or 2024.
The following table presents information about our investments measured at fair value on a recurring basis as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation techniques utilized (in millions):

	Level 1	Level 2	Level 3	Total
2025
Marketable Securities:
U.S. government and agency debt securities	$—	$—	$—	$—
Corporate debt securities	—	—	—	—
Equity securities	—	3	—	3
Total marketable securities	—	3	—	3
Other non-current investments	—	21	—	21
Total	$—	$24	$—	$24

	Level 1	Level 2	Level 3	Total
2024
Marketable Securities:
U.S. government and agency debt securities	$164	$—	$—	$164
Corporate debt securities	25	14	—	39
Equity securities	—	3	—	3
Total marketable securities	189	17	—	206
Other non-current investments	—	19	—	19
Total	$189	$36	$—	$225

There were no transfers of investments into or out of Level 3 during 2025 or 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including owned assets and assets subject to finance leases, consisted of the following as of December 31, 2025 and 2024 (in millions):

	2025	2024
Aircraft(1)	$24,149	$23,768
Plant equipment	19,817	18,495
Vehicles	11,787	11,912
Buildings	6,906	6,714
Building and leasehold improvements	5,686	5,601
Technology equipment	2,635	2,735
Land	2,046	2,104
Construction-in-progress	2,136	1,967
	75,162	73,296
Less: Accumulated depreciation and amortization(1)	(37,431)	(36,117)
Property, Plant and Equipment, Net	$37,731	$37,179
(1)     Includes MD-11 airframe and engines that were fully depreciated as of December 31, 2025.
Depreciation and amortization expense for property, plant and equipment during 2025, 2024 and 2023 was $3.0, $3.0 and $2.8 billion, respectively.

Network Reconfiguration and Efficiency Reimagined
As part of our Network Reconfiguration and Efficiency Reimagined initiatives, we incurred $58 million of accelerated depreciation and asset retirement obligations related to the 93 closed facilities and abandoned equipment. In connection with these initiatives, we recorded $72 million in gains on sale of those properties during 2025, which were primarily within our U.S. Domestic Package segment and are included within Other expenses in our statement of consolidated income.
We have also determined that $54 million of certain long-lived assets within our U.S. Domestic Package segment meet the criteria to be classified as held for sale and have presented the carrying value of these assets within Other Non-Current Liabilities in our consolidated balance sheets as of December 31, 2025.
We have identified 24 buildings for closure in the first half of 2026 and we continue to review expected changes in volume in our integrated air and ground network to identify additional buildings for closure, and it is reasonably possible that our plans will also result in further revisions to our estimates of the useful lives and salvage values of certain of our long-lived assets. Any further revisions to these plans could further accelerate depreciation expense and lead to the recognition of additional charges related to early retirements in future periods. For additional information, see note 18.
Impairments
During the fourth quarter of 2025, we recognized $182 million charge related to the retirement of our MD-11 fleet, of which $119 million was impairment of property, plant and equipment. These charges are primarily within our U.S. Domestic Package segment and are recorded within Other expenses in our statement of consolidated income. There were no material impairment charges to property, plant and equipment during 2024 or 2023. We will continue to monitor our long-lived asset groups for impairment.
Sale-Leaseback Transactions
In 2025, we entered into sale-leaseback transactions, involving a data center and real estate properties that qualified as sales. Accordingly, we derecognized the carrying amounts of the properties and recognized the related operating lease right-of-use assets and lease liabilities at lease commencement. Cash proceeds of approximately $465 million were received and gains on sale of $362 million were recognized within Other (gains) losses in our statement of consolidated cash flows and within Other expenses in our statement of consolidated income.

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
U.S. Pension Benefits
In the U.S. we maintain the following single-employer defined benefit pension plans:
•The UPS Retirement Plan is noncontributory and includes substantially all eligible employees of participating domestic subsidiaries hired prior to July 1, 2016 who are not members of a collective bargaining unit, as well as certain employees covered by a collective bargaining agreement. This plan generally provides for retirement benefits based on average compensation earned by employees prior to retirement. Benefits payable under this plan are subject to maximum compensation limits and the annual benefit limits for a tax-qualified defined benefit plan as prescribed by the Internal Revenue Service ("IRS"). The plan ceased accruals of additional benefits for future service and compensation for non-union participants effective January 1, 2023.
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
In connection with our Network Reconfiguration and Efficiency Reimagined initiatives, we continue to review expected changes in volume in our integrated air and ground network to identify additional buildings for closure, which we expect would result in further reductions in our operational workforce. In the third quarter of 2025, we offered a voluntary separation program to full-time drivers in the United States and expect to continue to incur costs associated with contractual termination benefits. See note 18 for additional information.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plans
We sponsor a defined contribution plan for employees not covered under collective bargaining agreements, and several defined contribution plans for certain employees covered under collective bargaining agreements. We match, in cash, a portion of the participating employees’ contributions. Matching contributions charged to expense were $137, $161 and $161 million for 2025, 2024 and 2023, respectively.
Beginning in 2023, non-union employees, including those previously accruing benefits in the UPS Retirement Plan, receive an annual retirement contribution of 5% to 8% (3% to 8% prior to 2023 for employees hired after July 1, 2016) of eligible compensation to the UPS 401(k) Savings Plan based on years of vesting service. Effective January 1, 2025, the UPS retirement contribution for certain non-union employees with an employment commencement date on or after January 1, 2025 is 3% of eligible compensation, regardless of years of service. Retirement contributions charged to expense were $342, $359 and $380 million for 2025, 2024 and 2023, respectively. In addition, the UPS 401(k) Savings Plan provides for transition contributions to certain participants hired prior to 2008. The amounts charged to expense for transition contributions were $99, $108 and $128 million for 2025, 2024 and 2023, respectively.
Contributions under this plan are subject to maximum compensation and contribution limits for a tax-qualified defined contribution plan as prescribed by the IRS. The UPS Restoration Savings Plan is a non-qualified plan that provides benefits to certain participants in the UPS 401(k) Savings Plan for amounts that exceed these benefit limits.
Contributions are also made to defined contribution money purchase plans under certain collective bargaining agreements. Amounts charged to expense were $143, $135 and $132 million for 2025, 2024 and 2023, respectively.
We also sponsor certain international defined contribution plans, which are not individually material.
Net Periodic Benefit Cost
Information about net periodic benefit cost for the company-sponsored pension and postretirement defined benefit plans is as follows (in millions):

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net Periodic Benefit Cost:
Service cost	$1,124	$1,240	$1,172	$17	$20	$20	$37	$42	$43
Interest cost	2,718	2,574	2,508	109	109	116	65	66	66
Expected return on plan assets	(3,130)	(3,085)	(2,967)	(7)	(4)	(12)	(82)	(83)	(84)
Amortization of prior service cost	156	152	106	1	1	2	1	1	1
Actuarial (gain) loss	—	673	393	—	—	—	—	(8)	(42)
Curtailment and settlement (gain) loss	—	—	—	—	—	—	—	—	8
Net periodic benefit cost	$868	$1,554	$1,212	$120	$126	$126	$21	$18	$(8)

Actuarial Assumptions
The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost:

	U.S. Pension Benefits			U.S. Postretirement Medical Benefits			International Pension Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost discount rate	5.88%	5.42%	5.79%	6.18%	5.80%	6.06%	4.82%	4.59%	5.09%
Interest cost discount rate	5.88%	5.42%	5.79%	6.18%	5.80%	6.06%	4.69%	4.56%	5.02%
Rate of compensation increase	3.25%	3.25%	3.25%	N/A	N/A	N/A	3.04%	3.19%	3.20%
Expected return on plan assets	7.65%	7.17%	7.07%	6.92%	6.36%	6.62%	4.63%	4.54%	5.13%
Cash balance interest credit rate	4.30%	3.83%	4.21%	N/A	N/A	N/A	3.09%	3.31%	3.69%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of our plans:

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2025	2024	2025	2024	2025	2024
Discount rate	5.84%	5.88%	5.69%	6.18%	4.64%	4.45%
Rate of compensation increase	3.25%	3.25%	N/A	N/A	2.76%	3.04%
Cash balance interest credit rate	4.84%	4.30%	N/A	N/A	3.13%	3.09%
As of December 31, 2025, the impact of each basis point change in the discount rate on the projected benefit obligation of our pension and postretirement medical benefit plans was as follows (in millions):

	Increase (Decrease) in the Projected Benefit Obligation
	Pension Benefits	Postretirement Medical Benefits
One basis point increase in discount rate	$(58)	$(1)
One basis point decrease in discount rate	$61	$1
The Society of Actuaries ("SOA") published mortality tables and improvement scales are used in developing the estimate of mortality for our U.S. plans. In October 2025, the SOA elected to not release a new mortality improvement scale. Based on our perspective of future longevity, we elected to maintain the MP 2021 mortality scale assumption for purposes of measuring pension and other postretirement benefit obligations.
Assumptions for the expected return on plan assets are used to determine a component of net periodic benefit cost for the year. The assumption for our U.S. plans is developed using a long-term projection of returns for each asset class. Our asset allocation targets are reviewed annually and, if necessary, updated taking into consideration plan changes, funded status and actual performance. The expected return for each asset class is a function of passive, long-term capital market assumptions and excess returns generated from active management. The capital market assumptions used are provided by independent investment advisors, while excess return assumptions are supported by historical performance, fund mandates and investment expectations. As a result of our long-term U.S. capital market assumptions and investment objectives for pension assets, the weighted-average long-term expected rate of return on assets increased from 7.17% during 2024 to 7.65% in 2025.
For plans outside the U.S., consideration is given to local market expectations of long-term returns. Strategic asset allocations are determined by plan, based on the nature of liabilities and considering the demographic composition of the plan participants.
Actuarial Assumptions - Central States Pension Fund
UPS was a contributing employer to the CSPF until 2007, at which time UPS withdrew from the CSPF. Under a collective bargaining agreement with the International Brotherhood of Teamsters ("IBT"), UPS agreed to provide coordinating benefits in the UPS/IBT Full-Time Employee Pension Plan ("UPS/IBT Plan") for UPS participants whose last employer was UPS and who had not retired as of January 1, 2008 ("the UPS Transfer Group") in the event that benefits are reduced by the CSPF consistent with the terms of our withdrawal agreement with the CSPF. Under this agreement, benefits to the UPS Transfer Group cannot be reduced without our consent and can only be reduced in accordance with law.
In the event CSPF were to become insolvent, CSPF benefits would be reduced to the legally permitted Pension Benefit Guaranty Corporation ("PBGC") limits, triggering the coordinating benefits provision in the collective bargaining agreement.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We account for the potential obligation to pay coordinating benefits under ASC Topic 715, which requires us to provide a best estimate of various actuarial assumptions in measuring our pension benefit obligation at the December 31 measurement date. As of December 31, 2025, our best estimate of coordinating benefits that may be required to be paid by the UPS/IBT Plan was immaterial.
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
Other Actuarial Assumptions
Healthcare cost trends are used to project future postretirement medical benefits payable from our plans. For purposes of measuring our U.S. plan obligations as of December 31, 2025, a 8.00% annual rate of increase in postretirement medical benefit costs was assumed; the rate was assumed to decrease gradually to 4.50% by 2040 and to remain at that level thereafter.

Funded Status
The following table discloses the funded status of our plans and the amounts recognized in our consolidated balance sheets as of December 31 (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2025	2024	2025	2024	2025	2024
Funded Status:
Fair value of plan assets	$43,689	$41,499	$72	$119	$1,873	$1,778
Benefit obligation	(48,472)	(46,559)	(1,822)	(1,850)	(1,609)	(1,500)
Funded status recognized as of December 31	$(4,783)	$(5,060)	$(1,750)	$(1,731)	$264	$278
Funded Status Recognized in our Balance Sheets:
Other non-current assets	$—	$—	$—	$—	$484	$480
Other current liabilities	(28)	(27)	(148)	(100)	(10)	(7)
Pension and postretirement benefit obligations	(4,755)	(5,033)	(1,602)	(1,631)	(210)	(195)
Net liability as of December 31	$(4,783)	$(5,060)	$(1,750)	$(1,731)	$264	$278
Amounts Recognized in AOCI (1):
Unrecognized net prior service cost	$(1,211)	$(1,251)	$—	$(1)	$(4)	$(5)
Unrecognized net actuarial gain (loss)	(2,740)	(2,686)	48	131	91	107
Gross unrecognized cost as of December 31	(3,951)	(3,937)	48	130	87	102
Deferred tax asset at December 31	958	956	(12)	(32)	(27)	(32)
Net unrecognized cost as of December 31	$(2,993)	$(2,981)	$36	$98	$60	$70
(1)    Accumulated Other Comprehensive Income (Loss)
The accumulated benefit obligation for our pension plans as of December 31, 2025 and 2024 was $50.0 and $48.0 billion, respectively. The accumulated benefit obligation for our postretirement medical benefit plans as of December 31, 2025 and 2024 was $1.8 and $1.9 billion, respectively.
Benefit payments under the pension plans include $39 and $37 million paid from employer assets for 2025 and 2024, respectively. Benefit payments (net of participant contributions) under the postretirement medical benefit plans include $179 and $264 million paid from employer assets for 2025 and 2024, respectively. Such benefit payments from employer assets are also categorized as employer contributions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025 and 2024, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with benefit obligations in excess of plan assets were as follows (in millions):

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2025	2024	2025	2024
U.S. Pension Benefits:
Projected benefit obligation	$48,472	$46,559	$48,472	$46,559
Accumulated benefit obligation	48,445	46,526	48,445	46,526
Fair value of plan assets	43,689	41,499	43,689	41,499
International Pension Benefits:
Projected benefit obligation	$379	$337	$318	$281
Accumulated benefit obligation	345	301	296	255
Fair value of plan assets	159	135	105	88
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

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2025	2024	2025	2024	2025	2024
Benefit Obligations:
Projected benefit obligation at beginning of year	$46,559	$47,712	$1,850	$1,974	$1,500	$1,601
Service cost	1,124	1,240	17	20	37	42
Interest cost	2,718	2,574	109	109	65	66
Gross benefits paid	(2,678)	(2,604)	(241)	(284)	(64)	(55)
Plan participants’ contributions	—	—	—	39	4	4
Plan amendments(1)	116	76	—	—	—	—
Actuarial (gain)/loss	633	(2,438)	87	(7)	(42)	(58)
Foreign currency exchange rate changes	—	—	—	—	108	(99)
Curtailments and settlements	—	—	—	—	(2)	(4)
Other	—	(1)	—	(1)	3	3
Projected benefit obligation at end of year	$48,472	$46,559	$1,822	$1,850	$1,609	$1,500
(1)    Plan amendments in 2025 were related to the collective bargaining agreement with the Independent Pilots Association. Plan amendments in 2024 were related to collective bargaining agreements with the Teamsters.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets as of the respective measurement dates in each year (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2025	2024	2025	2024	2025	2024
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$41,499	$43,491	$119	$98	$1,778	$1,893
Actual return (loss) on plan assets	3,708	(615)	10	(2)	25	41
Employer contributions	1,159	1,228	183	269	19	27
Plan participants’ contributions	—	—	—	39	4	4
Gross benefits paid	(2,678)	(2,604)	(241)	(284)	(64)	(55)
Foreign currency exchange rate changes	—	—	—	—	114	(118)
Curtailments and settlements	—	—	—	—	(2)	(4)
Other	1	(1)	1	(1)	(1)	(10)
Fair value of plan assets at end of year	$43,689	$41,499	$72	$119	$1,873	$1,778

2025 - $0.7 billion pre-tax actuarial loss related to benefit obligations:
•Discount Rates ($0.3 billion pre-tax loss): The weighted-average discount rate for our pension and postretirement medical plans decreased from 5.85% as of December 31, 2024 to 5.79% as of December 31, 2025, primarily due to a decrease in treasury yields on AA-rated corporate bonds.
•Demographic and Assumption Changes ($0.4 billion pre-tax loss): This represents the difference between actual and estimated participant data and demographic factors, including healthcare cost trends, compensation changes, rates of termination, retirement, mortality, adjustments for separation programs and other changes.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Investments that do not have a readily determinable fair value, and which provide a NAV or its equivalent developed consistent with ASC measurement principles, are valued using NAV as a practical expedient. These investments are not classified in Levels 1, 2, or 3 of the fair value hierarchy but instead included within the subtotals by asset category. Such investments include hedge funds, real estate investments, private debt and private equity funds. Investments in hedge funds are valued using the reported NAV as of December 31. Real estate investments, private debt and private equity funds are valued at NAV per the most recent partnership audited financial reports, and adjusted, as appropriate, for investment activity between the date of the financial reports and December 31. Due to the inherent limitations in obtaining a readily determinable fair value measurement for alternative investments, the fair values reported may differ from the values that would have been used had readily available market information for the alternative investments existed. These investments are described further below:
•Hedge Funds: Plan assets are invested in hedge funds that pursue multiple strategies to diversify risk and reduce volatility. Most of these hedge funds allow redemptions either quarterly or semi-annually after a two- to three-month notice period, while others allow for redemption after only a brief notification period with no restriction on redemption frequency. No unfunded commitments existed with respect to hedge funds as of December 31, 2025.
•Real Estate, Private Debt and Private Equity Funds: Plan assets are invested in limited partnership interests in various private equity, private debt and real estate funds. Limited provisions exist for the redemption of these interests by the limited partners that invest in these funds until the end of the term of the partnerships, typically ranging between 10 and 15 years from the date of inception. An active secondary market exists for similar partnership interests, although no particular value (discount or premium) can be guaranteed. As of December 31, 2025, unfunded commitments to such limited partnerships totaling approximately $2.5 billion are expected to be contributed over the remaining investment period.
The fair values of U.S. and international pension and postretirement benefit plan assets by asset category as of December 31, 2025 and 2024 are presented below (in millions), as well as the percentage that each category comprises of our total plan assets and the respective target allocations. The asset categories within equity securities, fixed income securities, and alternative and other investments in the table below have been collapsed from prior year presentation to align with the nature, characteristics, and type of underlying risk of those assets. There were no transfers between asset categories.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025	Total Assets(1)	Level 1	Level 2	Level 3	Percentage of Plan Assets	% Target Allocation
Asset Category (U.S. Plans):
Cash and cash equivalents(3)	$3,649	$3,427	$222	$—	8.3%	1-7%
Equity securities	6,842	3,834	3,008	—	15.6%	15-45%
Fixed income securities	21,080	13,218	7,805	57	48.2%	30-73%
Alternative and other investments(1):
Hedge funds	3,728	—	2,097	—	8.5%	3-13%
Real estate	2,067	—	—	—	4.7%	3-15%
Private equity, private debt, and other investments	6,378	—	117	—	14.6%	5-29%
Total Alternative and other investments	12,173	—	2,214	—
Derivatives and other instruments, net:
Equity risk	(43)	(17)	(26)	—	(0.1)%
Interest rate risk	(9)	(169)	160	—	—%
Other risk(2)	69	—	69	—	0.2%
Total Derivatives and other instruments	17	(186)	203	—
Total U.S. plan assets	$43,761	$20,293	$13,452	$57	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$131	$131	$—	$—	7.0%	1-10%
Equity securities	179	28	151	—	9.5%	1-10%
Fixed income securities	1,259	254	1,005	—	67.2%	50-75%
Alternative and other investments(1):
Real estate	67	—	19	24	3.6%	1-10%
Private equity, private debt, and other investments	237	—	211	16	12.7%	10-35%
Total International plan assets	$1,873	$413	$1,386	$40	100.0%
Total plan assets	$45,634	$20,706	$14,838	$97
(1)    Includes certain investments that are measured at NAV per share (or its equivalent).
(2)    Includes credit risk, foreign currency exchange risk and commodity risk.
(3)    Includes $1.6 billion of cash held as collateral for market exposures, which is not subject to the target allocations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024	Total Assets(1)	Level 1	Level 2	Level 3	Percentage of Plan Assets	% Target Allocation
Asset Category (U.S. Plans):
Cash and cash equivalents(3)	$5,716	$5,450	$266	$—	13.7%	1-7%
Equity securities	6,979	3,270	3,709	—	16.8%	15-45%
Fixed income securities	19,643	13,375	6,247	21	47.2%	30-73%
Alternative and other investments(1):
Hedge funds	2,034	—	538	—	4.9%	3-13%
Real estate	2,674	301	77	—	6.4%	3-15%
Private equity, private debt, and other investments	6,508	—	195	—	15.6%	5-29%
Total Alternative and other investments	11,216	301	810	—
Derivative and other instruments, net:
Equity risk contracts	(392)	(99)	(294)	—	(0.9)%
Interest rate risk contracts	(1,619)	(442)	(1,177)	—	(3.9)%
Other risk(2)	75	2	73	—	0.2%
Total Derivative and other instruments	(1,936)	(539)	(1,398)	—
Total U.S. plan assets	$41,618	$21,857	$9,634	$21	100.0%
Asset Category (International Plans):
Cash and cash equivalents	$127	$127	$—	$—	7.1%	1-10%
Equity securities	165	23	142	—	9.3%	1-10%
Fixed income securities	1,202	243	959	—	67.6%	50-75%
Alternative and other investments(1):
Real estate	62	—	17	23	3.5%	1-10%
Private equity, private debt, and other investments	222	—	189	18	12.5%	10-35%
Total International plan assets	$1,778	$393	$1,307	$41	100.0%
Total plan assets	$43,396	$22,250	$10,941	$62
(1)    Includes certain investments that are measured at NAV per share (or its equivalent).
(2)    Includes credit risk, foreign currency exchange risk and commodity risk.
(3)    $2.7 billion of cash held as collateral for market exposures, which is not subject to the target allocations.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the Level 3 instruments measured on a recurring basis for 2025 and 2024 (in millions):

	Fixed Income Securities	Alternative and Other Investments	Total
Balance as of January 1, 2024	$—	$80	$80
Actual Return on Assets:
Assets held at end of year	(1)	1	—
Assets sold during the year	4	(12)	(8)
Purchases	38	—	38
Sales	(10)	(28)	(38)
Transfers Into (Out of) Level 3	(10)	—	(10)
Balance as of December 31, 2024	$21	$41	$62
Actual Return on Assets:
Assets held at end of year	—	2	2
Assets sold during the year	2	—	2
Purchases	55	5	60
Sales	(6)	(8)	(14)
Transfers Into (Out of) Level 3	(15)	—	(15)
Balance as of December 31, 2025	$57	$40	$97
There were no shares of UPS class A or class B common stock directly held in plan assets as of December 31, 2025 or 2024.
Expected Cash Flows
Information about expected cash flows for our pension and postretirement medical benefit plans is as follows (in millions):

	U.S. Pension Benefits	U.S. Postretirement Medical Benefits	International Pension Benefits
Expected Employer Contributions:
2026 to plan trust	$1,080	$5	$8
2026 to plan participants	29	183	10
Expected Benefit Payments:
2026	$2,636	$196	$63
2027	2,762	187	70
2028	2,871	177	77
2029	2,976	167	82
2030	3,081	158	89
2031-2035	16,847	693	524
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
The discussion that follows sets forth the impact on our results of operations and cash flows for 2025, 2024 and 2023 from our participation in multiemployer pension plans. As part of the overall collective bargaining process for wage and benefit levels, we have agreed to contribute certain amounts to these plans during the contract period. The plans set benefit levels and are responsible for benefit delivery to participants. Future contributions to the plans are determined only through collective bargaining, and we have no additional legal or constructive obligation to increase contributions beyond the agreed-upon amounts (except potential surcharges under the Pension Protection Act of 2006 described above).
The number of employees covered by multiemployer pension plans in 2025 was lower compared to 2024 and 2023. In each year, contribution rates increased in accordance with the terms of our collective bargaining agreements. There have been no other significant changes that affect the comparability of 2025, 2024 and 2023 contributions. We recognize expense for the contractually-required contributions for each period, and we recognize a liability for any contributions due and unpaid at the end of a reporting period.
Status of Collective Bargaining Agreements
We have approximately 295,000 employees in the U.S. employed under a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters which runs through July 31, 2028.
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
We have approximately 3,400 pilots who are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA"). This collective bargaining agreement became amendable on September 1, 2025. We are currently in negotiations with the IPA.
We have approximately 2,000 airline mechanics who are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2026. In addition, approximately 3,000 of our auto and maintenance mechanics who are not employed under agreements with the Teamsters are employed under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM"). This collective bargaining agreement will expire on July 31, 2029.

Multiemployer Pension Plans
The following table outlines our participation in multiemployer pension plans as of December 31, 2025, 2024 and 2023, and sets forth our calendar year contributions and accruals for each plan.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The EIN/Pension Plan Number column provides the Employer Identification Number ("EIN") and the three-digit plan number. The most recent Pension Protection Act zone status available in 2025 and 2024 relates to each plan's two most recent fiscal year ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Plans certified in the red zone are generally less than 65% funded; plans certified in the orange zone are both less than 80% funded and have an accumulated funding deficiency, or are expected to have a deficiency in any of the next six plan years; plans certified in the yellow zone are less than 80% funded; and plans certified in the green zone are at least 80% funded.
The FIP / RP Status Pending / Implemented column indicates whether a financial improvement plan ("FIP") for yellow/orange zone plans, or a rehabilitation plan ("RP") for red zone plans, is either pending or has been implemented. As of December 31, 2025, all plans that have either a FIP or RP requirement have had the respective plan implemented. Our collectively-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside of the agreed-upon contractual rates are not required.
For the plans detailed in the following table, the expiration date of the associated collective bargaining agreements is July 31, 2028, with the exception of the IAM National Pension Fund / National Pension Plan, which has a July 31, 2029 associated expiration date. For all plans detailed in the following table, we provided more than 5% of the total plan contributions from all employers for 2025, 2024 and 2023, as disclosed in the annual filing with the Department of Labor for each respective plan.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain plans have been aggregated in the All Other Multiemployer Pension Plans line in the following table, as contributions to each of these plans are not individually material.

	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented		UPS Contributions and Accruals (in millions)			Surcharge Imposed
Pension Fund		2025	2024			2025	2024	2023
Alaska Teamster-Employer Pension Plan	92-6003463-024	Red	Red	Yes	Implemented	$11	$11	$10	No
Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789-001	Green	Green	No	NA	85	85	82	No
Eastern Shore Teamsters Pension Fund	52-0904953-001	Green	Green	No	NA	9	10	10	No
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850-001	Red	Red	Yes	Implemented	21	21	21	No
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424-001	Green	Green	No	NA	13	13	13	No
I.A.M. National Pension Fund / National Pension Plan	51-6031295-002	Red	Red	Yes	Implemented	53	53	50	No
International Brotherhood of Teamsters Union Local No. 710 Pension Fund	36-2377656-001	Green	Green	No	NA	184	194	196	No
Local 705, International Brotherhood of Teamsters Pension Plan	36-6492502-001	Green	Green	No	NA	135	142	138	No
Local 804 I.B.T. & Local 447 I.A.M.—UPS Multiemployer Retirement Plan	51-6117726-001	Green	Green	No	NA	135	139	143	No
Milwaukee Drivers Pension Trust Fund	39-6045229-001	Green	Green	No	NA	59	62	62	No
New England Teamsters & Trucking Industry Pension Fund	04-6372430-001	Red	Red	Yes	Implemented	218	224	234	No
New York State Teamsters Conference Pension and Retirement Fund	16-6063585-074	Red	Red	Yes	Implemented	129	136	139	No
Teamster Pension Fund of Philadelphia and Vicinity	23-1511735-001	Green	Green	No	NA	95	98	98	No
Teamsters Joint Council No. 83 of Virginia Pension Fund	54-6097996-001	Green	Green	No	NA	92	98	98	No
Teamsters Local 639—Employers Pension Trust	53-0237142-001	Green	Green	No	NA	80	83	84	No
Teamsters Negotiated Pension Plan	43-6196083-001	Green	Green	No	NA	44	47	49	No
Truck Drivers and Helpers Local Union No. 355 Retirement Pension Plan	52-6043608-001	Green	Green	No	NA	27	28	28	No
United Parcel Service, Inc.—Local 177, I.B.T. Multiemployer Retirement Plan	13-1426500-419	Green	Green	No	NA	110	111	122	No
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	No	NA	1,233	1,255	1,254	No
Western Pennsylvania Teamsters and Employers Pension Fund	25-6029946-001	Red	Red	Yes	Implemented	42	45	46	No
All Other Multiemployer Pension Plans						64	92	76
					Total Contributions	$2,839	$2,947	$2,953
Agreement with the New England Teamsters and Trucking Industry Pension Fund
In 2012, we reached an agreement with the New England Teamsters and Trucking Industry Pension Fund ("NETTI Fund"), a multiemployer pension plan in which UPS is a participant, to restructure the pension liabilities for approximately 10,200 UPS employees represented by the Teamsters. As of December 31, 2025 and 2024 we had $795 and $804 million, respectively, recognized in Other Non-Current Liabilities and $9 million as of December 31, 2025 and 2024 recorded in Other current liabilities in our consolidated balance sheets, representing the remaining balance of the NETTI Fund withdrawal liability. This liability is payable in equal monthly installments over a remaining term of approximately 37 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of the NETTI Fund withdrawal liability as of December 31, 2025 and 2024 was $662 and $651 million, respectively. We utilized Level 2 inputs in the fair value hierarchy to determine the fair value of this liability.

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

	UPS Contributions and Accruals (in millions)
Health and Welfare Fund	2025	2024	2023
Bay Area Delivery Drivers	$47	$41	$40
Central Pennsylvania Teamsters Health & Pension Fund	51	48	46
Central States, South East & South West Areas Health and Welfare Fund	3,883	3,849	3,712
Delta Health Systems—East Bay Drayage Drivers	41	37	39
Joint Council #83 Health & Welfare Fund	61	63	63
Local 401 Teamsters Health & Welfare Fund	24	24	23
Local 804 Welfare Trust Fund	135	131	131
Milwaukee Drivers Pension Trust Fund—Milwaukee Drivers Health and Welfare Trust Fund	62	64	64
New York State Teamsters Health & Hospital Fund	88	89	87
Northern California General Teamsters (DELTA)	209	202	206
Northern New England Benefit Trust	82	82	83
Oregon / Teamster Employers Trust	68	68	69
Teamsters 170 Health & Welfare Fund	22	22	21
Teamsters Benefit Trust	54	59	57
Teamsters Local 175 & 505 Health and Welfare Fund	20	20	20
Teamsters Local 191 Health Fund	31	30	29
Teamsters Local 251 Health & Insurance Plan	22	22	22
Teamsters Local 638 Health Fund	74	74	73
Teamsters Local 639—Employers Health & Pension Trust Funds	36	35	36
Teamsters Local 671 Health Services & Insurance Plan	24	24	24
Teamsters Union 25 Health Services & Insurance Plan	75	73	73
Teamsters Western Region & Local 177 Health Care Plan	1,127	1,109	1,076
Truck Drivers and Helpers Local 355 Baltimore Area Health & Welfare Fund	20	21	23
Utah-Idaho Teamsters Security Fund	54	53	54
Washington Teamsters Welfare Trust	82	83	88
All Other Multiemployer Health and Welfare Plans	111	108	109
Total Contributions	$6,503	$6,431	$6,268

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill (in millions):

	U.S. Domestic Package	International Package	Supply Chain Solutions	Consolidated
Balance as of January 1, 2024	$847	$503	$3,522	$4,872
Acquired	—	—	4	4
Divestiture	—	—	(495)	(495)
Currency / Other	—	(16)	(65)	(81)
Balance as of December 31, 2024	$847	$487	$2,966	$4,300
Acquired	—	79	1,265	1,344
Currency / Other	—	30	163	193
Balance as of December 31, 2025	$847	$596	$4,394	$5,837
2025 Goodwill Activity
Goodwill acquired during 2025 was associated with our acquisitions of Frigo-Trans and Biotech & Pharma Logistics ("Frigo-Trans") and Andlauer Healthcare Group, Inc ("AHG"), which are both reported within SCS. In 2025, the increase in goodwill balance is primarily due to the acquisitions of the above mentioned businesses as discussed in note 8. The remaining changes were due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
2024 Goodwill Activity
Goodwill acquired during 2024 was associated with our acquisition of certain locations of The UPS Store. It also reflects the 2024 completion of purchase accounting allocations from our 2023 acquisitions of MNX Global Logistics and Happy Returns, which are both reported within SCS. In 2024, the decrease in goodwill balance is primarily due to the divestiture of our truckload brokerage business ("Coyote") within SCS as discussed in note 8. The remaining changes were due to the impact of changes in the value of the U.S. Dollar on the translation of non-U.S. Dollar goodwill balances.
Goodwill Impairment
We conducted our most recent annual goodwill impairment testing as of July 1, 2025 using both qualitative and quantitative methods. As of our July 1, 2025 testing date, approximately $877 million and $738 million of our $4.8 billion consolidated goodwill balance is represented by our Global Freight Forwarding ("GFF") and Healthcare Logistics and Distribution ("HLD") reporting units, respectively. Based on our annual impairment evaluation, both reporting units exhibited a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. This limited excess was primarily driven by current market conditions, volatility in global markets, early stages of our current healthcare growth strategy and ongoing integration of recent acquisitions. Both GFF and HLD reporting units are included in SCS.
For each of our reporting units, we continue to monitor the impact of macroeconomic conditions and business performance on our estimates of fair value. Subsequent to our annual testing date, the GFF reporting unit continued to face volatile market conditions and management updated its long-term projections for the mix and timing of revenue growth. We concluded that the change in projections triggered the need for an interim quantitative test for goodwill impairment in the fourth quarter of 2025. The interim impairment test methodology was consistent with our approach for annual impairment testing, using our current view of key inputs and assumptions. The interim impairment test indicated that the GFF reporting unit continues to have a limited excess of fair value over carrying value consistent with the last annual test, and no impairment was recorded.
No other reporting units had indications that an impairment was more likely than not. Actual reporting unit performance, revisions to our forecasts of future performance, market factors, changes in global trade policy, changes in estimates or assumptions in future impairment testing, or a combination thereof could result in a non-cash impairment charge in one or more of our reporting units during a future period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the course of our ongoing monitoring of reporting units, we also noted developments within our Mail Innovations reporting unit. Beginning in the first quarter of 2025, Mail Innovations experienced cost increases in excess of our expectations due to increases in purchased transportation rates, resulting from the expiration of a contract with our primary vendor. In December 2025, we entered into an agreement with the United States Postal Service ("USPS") to support final-mile delivery for Mail Innovations volumes starting in 2026. This agreement is expected to reduce exposure to purchased transportation cost volatility and enhance the predictability of future operating results, mitigating the cost-related risk identified earlier in the year. As of our July 1, 2025 testing date, approximately $295 million in goodwill is represented by our Mail Innovations reporting unit included in SCS.
Intangible Assets
The following is a summary of intangible assets as of December 31, 2025 and 2024 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (in years)
December 31, 2025
Capitalized software	$6,810	$(4,593)	$2,217	6.9
Customer relationships	1,438	(293)	1,145	14.3
Trademarks, patents and other	368	(154)	214	7.6
Franchise rights	382	(68)	314	20.0
Trade name	116	(39)	77	9.5
Licenses	88	(39)	49	3.4
Amortizable intangible assets	$9,202	$(5,186)	$4,016	8.6
Indefinite-lived intangible assets	5	—	5
Total Intangible Assets	$9,207	$(5,186)	$4,021
December 31, 2024
Capitalized software	$6,088	$(4,159)	$1,929
Customer relationships	677	(206)	471
Trademarks, patents and other	369	(103)	266
Franchise rights	348	(55)	293
Trade name	109	(26)	83
Licenses	30	(12)	18
Amortizable intangible assets	$7,621	$(4,561)	$3,060
Indefinite-lived intangible assets	4	—	4
Total Intangible Assets	$7,625	$(4,561)	$3,064
As of December 31, 2025 and 2024, we do not have material indefinite-lived intangible assets and we did not record any impairments related to indefinite-lived intangibles during those periods.
All of our other recorded intangible assets are deemed to be finite-lived and are amortized over their estimated useful lives. Impairment tests for these assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. Additionally, a decision to sell or abandon an intangible asset before the end of its useful life may result in an impairment charge. Impairments of finite-lived intangible assets were $39, $71 and $8 million in 2025, 2024, and 2023, respectively, and were recorded within Other expenses in our statements of consolidated income. In 2025, these charges primarily consisted of software impairment charges related to a business within SCS. In 2024, these charges represented trade name and capitalized software license impairments.
Amortization of intangible assets was $700, $648 and $597 million in each of 2025, 2024 and 2023, respectively. Expected amortization of finite-lived intangible assets recorded as of December 31, 2025 for the next five years is as follows (in millions): 2026—$783; 2027—$688; 2028—$577; 2029—$461; 2030—$355.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. ACQUISITIONS & DISPOSITIONS
In the first quarter of 2025, we acquired Frigo-Trans, an industry-leading, complex healthcare logistics provider based in Germany. In the fourth quarter of 2025, we acquired AHG, a leading North American supply chain management company offering customized third-party logistics and specialized cold chain transportation solutions for the healthcare sector. Both acquisitions are expected to increase our complex cold-chain logistics capabilities internationally. During 2025, we also reacquired development area rights for The UPS Store.
The aggregate purchase price for all acquisitions in 2025 was approximately $2.0 billion, net of cash acquired, which is recorded within SCS. Acquisitions were funded using cash from operations. The impact of these acquisitions to our consolidated revenue and net income in 2025 was not material.
The estimated fair values of assets acquired and liabilities assumed, for AHG, are subject to change based on completion of our purchase accounting. Certain areas, including the fair value of intangibles, property, plant and equipment, equity method investments included within Other Non-Current Assets, and our estimates of tax positions, are preliminary as of December 31, 2025.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

2025
Cash and cash equivalents	$68
Accounts receivable, net	102
Other current assets	24
Property, plant and equipment, net	144
Operating lease right-of-use assets	109
Goodwill	1,344
Intangible assets, net [1]	763
Other non-current assets	14
Accounts payable and other current liabilities	(91)
Current maturities of long-term debt	(64)
Current maturities of operating leases	(27)
Non-current operating leases	(69)
Deferred income tax liabilities	(197)
Long-term finance lease obligations	(11)
Other non-current liabilities	(88)
Total purchase price	$2,021
(1)Includes $40 million for acquisitions of reacquired development area rights for The UPS Store.
Goodwill recognized during 2025 is attributable to expected synergies from future growth. We assigned approximately $1.3 billion of goodwill to SCS and approximately $80 million to our International Package segment, the Americas reporting unit. This goodwill acquired is not expected to be deductible for income tax purposes.
Intangible assets acquired during 2025 of approximately $763 million are primarily comprised of $690 million of customer relationships (amortized over a weighted average of 15 years). Other intangible assets acquired include franchise rights, licenses, capitalized software and trade names. The carrying value of accounts receivable approximates fair value.
Acquisition-related costs in 2025 were approximately $21 million. These were expensed and included in Other expenses in our statement of consolidated income.
In the second quarter of 2025, we completed the divestiture of a business within SCS. In connection with this divestiture, we recorded a pre-tax net loss of approximately $19 million ($15 million after tax). The loss is recognized within Other expenses in our statement of consolidated income.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2024, the aggregate purchase price for acquisitions was $71 million, net of cash acquired, which primarily related to the acquisition of franchise development areas for The UPS Store, which are recorded as intangible assets within SCS.
In 2024, we completed the divestiture of Coyote, for cash proceeds, net of cash divested and direct transaction expenses, of $1.0 billion. These proceeds are recognized within Proceeds from disposal of businesses, property, plant and equipment in our statement of consolidated cash flows. In connection with the completion of this divestiture, we recorded a pre-tax gain of $156 million ($152 million after tax) in 2024. The gain was recognized within Other expenses in our statement of consolidated income. We reported Coyote within our Forwarding businesses in SCS.
Net assets divested of $860 million were mostly comprised of cash of $20 million, accounts receivable of $405 million, other current assets of $34 million, operating lease right-of-use assets of $69 million, goodwill of $495 million, intangible assets of $195 million and other non-current assets of $18 million. These assets were offset by accounts payable of $216 million, other current liabilities of $54 million, non-current operating leases of $68 million, and other non-current liabilities of $38 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations, as of December 31, 2025 and 2024 consists of the following (in millions):

	Principal		Carrying Value
	Amount	Maturity	2025	2024
Fixed-Rate senior notes:
3.900% senior notes	$—	2025	$—	$1,000
2.400% senior notes	500	2026	500	499
3.050% senior notes	1,000	2027	998	997
3.400% senior notes	750	2029	748	748
2.500% senior notes	400	2029	399	398
4.450% senior notes	750	2030	747	746
4.650% senior notes	500	2030	498	—
4.875% senior notes	900	2033	896	895
5.150% senior notes	900	2034	894	894
5.250% senior notes	1,250	2035	1,240	—
6.200% senior notes	1,500	2038	1,487	1,486
5.200% senior notes	500	2040	495	495
4.875% senior notes	500	2040	492	492
3.625% senior notes	375	2042	369	369
3.400% senior notes	500	2046	493	492
3.750% senior notes	1,150	2047	1,138	1,138
4.250% senior notes	750	2049	744	743
3.400% senior notes	700	2049	689	689
5.300% senior notes	1,250	2050	1,232	1,232
5.050% senior notes	1,100	2053	1,083	1,083
5.500% senior notes	1,100	2054	1,087	1,087
5.950% senior notes	1,250	2055	1,232	—
5.600% senior notes	600	2064	590	590
6.050% senior notes	1,000	2065	985	—
Floating-rate senior notes:
Floating-rate senior notes	1,884	2049-2075	1,863	1,755
Debentures:
7.620% debentures	276	2030	279	279
Pound Sterling notes:
5.500% notes	90	2031	89	83
5.125% notes	614	2050	585	544
Euro Senior Notes:
1.625% notes	—	2025	—	731
1.000% notes	588	2028	587	521
1.500% notes	588	2032	586	521
Finance lease obligations (see note 11)	781	2026-2118	781	455
Facility notes, bonds & other	321	2026-2045	321	322
Total debt	$24,367		$24,127	$21,284
Less: current maturities of long-term debt and finance leases			(608)	(1,838)
Long-term debt and finance leases			$23,519	$19,446

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. There was no commercial paper outstanding as of December 31, 2025 or 2024. The amount of commercial paper outstanding under these programs in 2026 is expected to fluctuate.
Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term debt in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.
Debt Repayments
On April 1, 2025, our 3.900% Senior notes with a principal balance of $1.0 billion matured and were repaid in full. On November 15, 2025, our 1.625% Euro senior notes with a principal balance of €700 million ($811 million) matured and were repaid in full.
Debt Issuances
In 2025, we issued four series of notes in the principal amounts of $500 million, $1.3 billion, $1.3 billion and $1.0 billion. These notes bear interest at 4.650%, 5.250%, 5.950% and 6.050%, respectively. Also in 2025, we issued floating rate senior notes with a principal balance of $171 million that matures on June 1, 2075.
Fixed-Rate Senior Notes
Our fixed-rate notes pay interest semi-annually and allow for redemption by us at any time by paying the greater of the principal amount or a "make-whole" amount, plus accrued interest.

Floating-Rate Senior Notes
Our outstanding floating-rate senior notes with principal amounts totaling $1.9 billion bear interest at either thirty-day, ninety-day or compounded Secured Overnight Financing Rate ("SOFR"), less a spread ranging from 4 to 35 basis points. These notes have maturities ranging from 2049 through 2075. Interest is payable monthly for notes maturing through 2053 and quarterly for notes maturing from 2064 through 2075.
The average interest rate on the outstanding floating-rate senior notes for 2025 and 2024 was 4.13% and 4.77%, respectively. These notes are callable at various times after 30 years at a stated percentage of par value, and redeemable at the option of the note holders at various times after one year at a stated percentage of par value. We have classified these floating-rate senior notes as long-term liabilities in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.
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

Euro Senior Notes
The Euro notes consist of two separate issuances, as follows:
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
Facility Notes and Bonds
We have entered into agreements with certain municipalities or related entities to finance the construction of, or improvements to, facilities that support our operations in the United States. These facilities are located around airport properties in Louisville, Kentucky; Dallas, Texas; and Philadelphia, Pennsylvania. Under these arrangements, we enter into a lease or loan agreement that covers the debt service obligations on the bonds issued by these entities, as follows:
•Bonds with a principal balance of $149 million issued by the Louisville Regional Airport Authority associated with our Worldport facility in Louisville, Kentucky. The bonds are due in January 2029 and bear interest at a variable rate that is payable monthly. The average interest rates for 2025 and 2024 were 2.70% and 3.28%, respectively.
•Bonds with a principal balance of $42 million issued by the Louisville Regional Airport Authority associated with our airfreight facility in Louisville, Kentucky. The bonds are due in November 2036 and bear interest at a variable rate that is payable monthly. The average interest rates for 2025 and 2024 were 2.70% and 3.21%, respectively.
•Bonds with a principal balance of $29 million issued by the Dallas/Fort Worth International Airport Facility Improvement Corporation associated with our Dallas, Texas airport facilities. The bonds are due in May 2032 and bear interest at a variable rate that is payable quarterly. The average interest rates for 2025 and 2024 were 2.65% and 3.26%, respectively.
•Bonds with a principal balance of $100 million issued by the Delaware County, Pennsylvania Industrial Development Authority associated with our Philadelphia, Pennsylvania airport facilities. These bonds are due in September 2045 and bear interest at a variable rate that is payable monthly. The average interest rates for 2025 and 2024 were 2.62% and 3.18%, respectively.
Contractual Commitments
The following table sets forth the aggregate annual principal payments on our long-term debt (in millions):

Year	Debt Principal(1)
2026	$500
2027	1,000
2028	588
2029	1,299
2030	1,526
After 2030	18,672
Total	$23,585
(1)     The above table excludes finance leases of $781 million and other debt of $1 million.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Arrangements
During 2025, we entered into new aircraft leases. The structure of this arrangement required a parent company guarantee of approximately $1.8 billion. For additional information, see note 11.
During 2025, we entered into a real estate transaction for the development of a facility and recognized a financing obligation included in Other Non-Current Liabilities in our consolidated balance sheets of $132 million. The financing obligation will increase as construction progresses.
Sources of Credit
Letters of Credit
As of December 31, 2025, we had outstanding letters of credit totaling approximately $1.8 billion issued in connection with our self-insurance reserves and other routine business requirements. We also issue surety bonds as an alternative to letters of credit in certain instances and, as of December 31, 2025, we had $1.8 billion of surety bonds written.
Revolving Credit Facilities
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion and expires on November 23, 2026. Amounts outstanding under this agreement bear interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of December 31, 2025 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; or (3) the Adjusted Term SOFR Rate for a one month interest period plus 1.00%, may be used at our discretion.
The second agreement provides revolving credit facilities of $2.0 billion and expires on November 25, 2029. Amounts outstanding under this facility bear interest at a periodic fixed rate equal to the term SOFR rate plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of December 31, 2025 was 0.70%. Alternatively, a fluctuating rate of interest equal to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in the United States; (2) the Federal Funds effective rate plus 0.50%; and (3) the Adjusted Term SOFR Rate for a one-month interest period plus 1.00%, plus an applicable margin, may be used at our discretion.
If the credit ratings established by Standard & Poor's and Moody’s differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate. There were no amounts outstanding under our revolving credit facilities as of December 31, 2025.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions. As of December 31, 2025, and for all prior periods presented, we have satisfied these financial covenants.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities and excluding leases, was approximately $22.8 and $19.8 billion as of December 31, 2025 and 2024. As of December 31, 2024, the fair value of long-term and short-term debt, inclusive of finance leases, was $20.3 billion. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.

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

In December 2025, Malone et al. v. United Parcel Service Inc. (OH) was certified as a class action in federal court in the Eastern District of Pennsylvania. The plaintiffs filed this action alleging entitlement to overtime under the Pennsylvania Minimum Wage Act, seeking allegedly unpaid wages. We are vigorously defending ourselves in this matter. We believe that we have meritorious defenses, and there are unresolved questions of law and fact that could be important to the ultimate resolution of this matter. Accordingly, we are not able to estimate a possible loss or range of loss that may result from this matter or to determine whether such loss, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 4, 2025, one of our MD-11 cargo aircraft was involved in an accident at Louisville Muhammad Ali International Airport. At this time, we do not believe the financial impact will be material to our financial condition, results of operations or liquidity.

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
Sale-leaseback transactions
In 2025, we entered into sale-leaseback transactions involving a data center and real estate properties.
The real estate transactions were entered into under triple-net operating lease agreements with initial terms ranging from 15 to 20 years, which may be renewed. The leases include increases to base rent at rates ranging from 2.5% to 3.0% over the remaining terms of the leases.
The components of lease expense for 2025, 2024 and 2023 were as follows (in millions):

	2025	2024	2023
Operating lease costs	$950	$912	$860
Finance lease costs:
Amortization of assets	$139	$145	$119
Interest on lease liabilities	27	23	18
Total finance lease costs	166	168	137
Variable lease costs	382	311	279
Short-term lease costs	1,091	1,079	1,166
Total lease costs(1)	$2,589	$2,470	$2,442
(1)    This table excludes sublease income for all periods presented as it was not material.
We also monitor all lease categories for any indicators that the carrying value of the assets may not be recoverable. We recognized certain immaterial impairments during 2025, 2024 and 2023.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to leases and location within our consolidated balance sheets as of December 31, 2025 and 2024 are as follows (in millions, except lease term and discount rate):

	2025	2024
Operating Leases:
Operating lease right-of-use assets	$4,263	$4,149

Current maturities of operating leases	$763	$733
Non-current operating leases	3,700	3,635
Total operating lease obligations	$4,463	$4,368

Finance Leases:
Property, plant and equipment, net	$1,146	$657

Current maturities of long-term debt, commercial paper and finance leases	$107	$104
Long-term debt and finance leases	674	351
Total finance lease obligations	$781	$455

Weighted average remaining lease term (in years):
Operating leases	10.6	10.4
Finance leases	22.3	11.1

Weighted average discount rate:
Operating leases	3.66%	3.50%
Finance leases	4.49%	3.84%
Future payments for lease obligations as of December 31, 2025 are as follows (in millions):

	Finance Leases	Operating Leases
2026	$137	$907
2027	94	822
2028	87	641
2029	79	496
2030	72	390
Thereafter	585	2,151
Total lease payments	1,054	5,407
Less: Imputed interest	(273)	(944)
Total lease obligations	781	4,463
Less: Current obligations	(107)	(763)
Long-term lease obligations	$674	$3,700
As of December 31, 2025, we had $2.6 billion of additional leases which had not commenced and are expected to commence between 2026 and 2027. These leases are primarily related to aircraft and will commence when the related aircraft is delivered. Other leases will commence when we are granted access to property, such as when leasehold improvements are completed or a certificate of occupancy is obtained.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Noncontrolling Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "UPS". Class A and B shares both have a $0.01 par value, and as of December 31, 2025, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of December 31, 2025, no preferred shares had been issued.
The following is a rollforward of our shares of class A and class B common stock for 2025, 2024 and 2023 (in millions):

	2025	2024	2023
Class A Common Stock:
Balance at beginning of year	121	127	134
Stock award plans	—	2	5
Common stock issuances	3	3	2
Conversions of class A to class B common stock	(18)	(11)	(14)
Class A shares issued at end of year	106	121	127
Class B Common Stock:
Balance at beginning of year	733	726	725
Common stock purchases	(8)	(4)	(13)
Conversions of class A to class B common stock	18	11	14
Class B shares issued at end of year	743	733	726
We repurchased 8.6, 3.9 and 12.8 million shares of class B common stock for $1.0 billion, $500 million and $2.3 billion during 2025, 2024 and 2023, respectively. These repurchases were completed as follows:
•In August 2021, the Board of Directors authorized the Company to repurchase up to $5.0 billion of class A and class B common stock (the "2021 Authorization"). For 2023, we repurchased 0.5 million shares of class B common stock for $82 million under this authorization.
•In January 2023, the Board of Directors terminated the 2021 Authorization and approved a new share repurchase authorization for $5.0 billion of class A and class B common stock (the "2023 Authorization"). The share repurchases for 2025 and 2024 were completed under the 2023 Authorization. For 2023, we repurchased 12.3 million shares for $2.2 billion under the 2023 Authorization. As of December 31, 2025, we had $1.3 billion available under this repurchase authorization.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a rollforward of our common stock, additional paid-in capital, retained earnings and noncontrolling interests accounts for 2025, 2024 and 2023 (in millions, except per share amounts):

	2025	2024	2023
Class A Common Stock:
Balance at beginning of year	$2	$2	$2
Stock award plans	—	—	—
Common stock issuances	—	—	—
Conversions of class A to class B common stock	(1)	—	—
Class A shares issued at end of year	$1	$2	$2
Class B Common Stock:
Balance at beginning of year	$7	$7	$7
Common stock purchases	—	—	—
Conversions of class A to class B common stock	1	—	—
Class B shares issued at end of year	$8	$7	$7
Additional Paid-In Capital:
Balance at beginning of year	$136	$—	$—
Stock award plans	89	(77)	425
Common stock purchases	(262)	(212)	(882)
Common stock issuances	321	425	467
Other	(9)	—	(10)
Balance at end of year	$275	$136	$—
Retained Earnings:
Balance at beginning of year	$20,882	$21,055	$21,326
Net income attributable to controlling interests	5,572	5,782	6,708
Dividends ($6.56, $6.52 and $6.48 per share) (1)	(5,565)	(5,594)	(5,611)
Common stock purchases	(738)	(288)	(1,368)
Other (2)	—	(73)	—
Balance at end of year	$20,151	$20,882	$21,055
Non-Controlling Interests:
Balance at beginning of year	$25	$8	$17
Change in non-controlling interests	3	17	(9)
Balance at end of year	$28	$25	$8
(1)    The dividend per share amount is the same for both class A and class B common stock. Dividends include $167, $195 and $239 million for 2025, 2024 and 2023, respectively, that were settled in shares of class A common stock.
(2)    Includes adjustments related to certain stock-based awards.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss
The activity in accumulated other comprehensive loss for 2025, 2024 and 2023 is as follows (in millions):

	2025	2024	2023
Foreign Currency Translation Loss, Net of Tax:
Balance at beginning of year	$(1,586)	$(1,248)	$(1,446)
Translation adjustment (net of tax effect of $9, $(7) and $(15))	528	(338)	190
Reclassification to earnings (net of tax effect of $0, $0 and $0)	—	—	8
Balance at end of year	$(1,058)	$(1,586)	$(1,248)
Unrealized Loss on Marketable Securities, Net of Tax:
Balance at beginning of year	$(1)	$(2)	$(11)
Current period changes in fair value (net of tax effect of $0, $0 and $2)	1	1	7
Reclassification to earnings (net of tax effect of $0, $0 and $1)	—	—	2
Balance at end of year	$—	$(1)	$(2)
Unrealized (Loss) Gain on Cash Flow Hedges, Net of Tax:
Balance at beginning of year	$91	$(76)	$167
Current period changes in fair value (net of tax effect of $(104), $93 and $(28))	(330)	296	(89)
Reclassification to earnings (net of tax effect of $(5), $(41) and $(48))	(14)	(129)	(154)
Balance at end of year	$(253)	$91	$(76)
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of year	$(2,813)	$(2,432)	$(259)
Net actuarial gain (loss) and prior service cost resulting from remeasurements of plan assets and liabilities (net of tax effect of $(65), $(315) and $(793))	(204)	(1,005)	(2,530)
Reclassification to earnings (net of tax effect of $38, $195 and $111)	120	624	357
Balance at end of year	$(2,897)	$(2,813)	$(2,432)
Accumulated other comprehensive loss at end of year	$(4,208)	$(4,309)	$(3,758)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from accumulated other comprehensive loss to the statements of consolidated income for 2025, 2024 and 2023 is as follows (in millions):

	Amount Reclassified from AOCI			Affected Line Item in the Income Statement
	2025	2024	2023
Unrealized Loss on Foreign Currency Translation:
Realized loss on business wind-down	$—	$—	$(8)	Other expenses
Income tax expense	—	—	—	Income tax expense
Impact on net income	$—	$—	$(8)	Net income
Unrealized Loss on Marketable Securities:
Realized loss on sale of securities	$—	$—	$(3)	Investment income (expense) and other
Income tax benefit	—	—	1	Income tax expense
Impact on net income	$—	$—	$(2)	Net income
Unrealized Gain on Cash Flow Hedges:
Interest rate contracts	$(6)	$(5)	$(10)	Interest expense
Foreign currency exchange contracts	26	176	213	Revenue
Foreign currency exchange contracts	(1)	(1)	(1)	Investment income (expense) and other
Income tax expense	(5)	(41)	(48)	Income tax expense
Impact on net income	$14	$129	$154	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	$(158)	$(154)	$(109)	Investment income (expense) and other
Remeasurement of benefit obligation	—	(665)	(351)	Investment income (expense) and other
Curtailments and settlements of benefit obligations	—	—	(8)	Investment income (expense) and other
Income tax benefit	38	195	111	Income tax expense
Impact on net income	$(120)	$(624)	$(357)	Net income
Total amount reclassified for the year	$(106)	$(495)	$(213)	Net income

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. STOCK-BASED COMPENSATION
We are authorized, under our 2021 Omnibus Incentive Compensation Plan (the "Plan"), to issue non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock units ("RSUs"), and restricted performance shares and performance units ("RPUs", collectively with RSUs, "Restricted Units") underlying 25 million shares. Each award issued in the form of Restricted Units, stock options and other permitted awards reduces the share reserve by one share. We had 6 million shares available to be issued under the Plan as of December 31, 2025.
Our primary equity compensation programs are the UPS Long-Term Incentive Performance Award program (the "LTIP") and the UPS Stock Option program. Restricted Units may be granted to certain senior management employees to support employee retention. We also grant Restricted Units to our Board of Directors (the "Board") as a component of their annual compensation. The awards issued under these programs are considered to be equity classified. The total expense recognized in our statements of consolidated income for these stock compensation programs during 2025, 2024 and 2023 was $73, $24 and $220 million, respectively. The associated income tax benefit (expense) recognized in our statements of consolidated income during 2025, 2024 and 2023 was $9, $(18) and $42 million, respectively. The cash income tax benefit received from the exercise of stock options and conversion of Restricted Units to class A shares during 2025, 2024 and 2023 was $2, $110 and $201 million, respectively.
Management Incentive Program
We maintain the UPS Management Incentive Program (the "MIP") for certain management employees. Non-executive management eligibility under the MIP is determined annually by the executive officers of UPS. Executive officer eligibility is determined annually by the Compensation and Human Capital Committee of the Board (the "Compensation Committee"). The MIP is an incentive-based compensation program, with awards based on annual Company performance. Beginning 2023, MIP awards are paid in cash, unless a participant elects to receive all or a portion of the award in unrestricted shares of class A common stock. As of December 31, 2025, the MIP was classified as a compensation obligation within Accrued wages and withholdings in our consolidated balance sheets. Substantially all MIP awards are settled in cash, based on participant elections.
We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of UPS class A common stock at a discount.
Restricted Units
On May 7, 2025, the Compensation Committee approved 0.4 million of special RSUs for certain of the Company's employees, excluding the Chief Executive Officer. Dividends earned on Restricted Units are reinvested in additional Restricted Units at each dividend payable date until conversion to class A shares occurs. The RSUs generally vest over three years, 25% after year one, 25% after year two, and 50% after year three, assuming continued employment with the Company (except in the case of death in which immediate vesting occurs).
The fair value of Restricted Units is the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of Restricted Units, other than awards granted under the LTIP, which are discussed below, granted during 2025, 2024 and 2023 was $95.34, $147.22 and $185.66, respectively. The total fair value of RSUs vested was $6 million, $11 million and $1.1 billion in 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $35 million of total unrecognized compensation cost related to non-vested Restricted Units, other than awards granted under the LTIP, which are discussed below. That cost is expected to be recognized over a weighted-average period of two years and three months.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the change in non-vested Restricted Units under our equity compensation programs other than the LTIP (defined below) in 2025:

	Restricted Units (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2025	25	$177.76
Vested	(58)	121.77
Granted	474	95.34
Reinvested dividends	36	N/A
Forfeited / Expired	(7)	96.39
Non-vested as of December 31, 2025	470	$97.09
Long-Term Incentive Performance Award Program ("LTIP")
LTIP RPUs vest at the end of a three-year performance period, assuming continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The number of RPUs earned is based on achievement of performance targets established on the grant date.
For LTIP awards granted in 2023 and 2024 with performance periods ending in 2025 and 2026, the performance targets are equally weighted between adjusted earnings per share and adjusted cumulative free cash flow. The performance targets for the LTIP awards granted in 2025 with a performance period ending in 2027 are equally weighted between adjusted revenue growth and adjusted operating return on invested capital. The final number of RPUs earned for all outstanding LTIP awards is subject to adjustment based on relative total shareholder return compared to the Standard & Poor's 500 Index. We determine the grant date fair value of these RPUs using a Monte Carlo model and recognize compensation expense (less estimated forfeitures) ratably over the vesting period, based on the number of awards expected to be earned. There is no expected dividend yield as units earn dividend equivalents.
The weighted-average assumptions used in our Monte Carlo models for each award year were as follows:

	2025	2024	2023
Risk-free interest rate	3.86%	4.43%	3.89%
Expected volatility	28.39%	27.02%	30.23%
Weighted-average fair value of units granted	$94.38	$156.73	$198.78
Share payout	98.13%	101.92%	107.72%
The following table shows LTIP RPU activity during 2025:

	RPUs (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2025	1,401	$174.12
Vested	(87)	175.93
Granted	1,436	94.38
Reinvested dividends	179	N/A
Performance adjustments (1)	(576)	197.99
Forfeited / Expired	(108)	135.12
Non-vested as of December 31, 2025	2,245	$116.17
(1)    Represents the incremental performance adjustment to RPUs with a performance period ending in 2025, which vested during the year.
The fair value of each LTIP RPU is based on the NYSE closing price of class B common stock on the date of grant. The weighted-average grant date fair value of LTIP RPUs granted during 2025, 2024 and 2023 was $94.38, $156.73 and $198.78, respectively. The total fair value of LTIP RPUs vested during 2025, 2024 and 2023 was $8, $23 and $111 million, respectively. As of December 31, 2025, there was $127 million of total unrecognized compensation cost related to non-vested LTIP RPUs. That cost is expected to be recognized over a weighted-average period of one year and nine months.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-qualified Stock Options
Stock options may be granted under the Plan, and must have an exercise price at least equal to the NYSE closing price of UPS class B common stock on the date the option is granted. On February 4, 2026, we granted a total of 4.0 million stock options to approximately 460 employees. Options were granted at an exercise price of $116.74 per share, the closing New York Stock Exchange price of our class B common stock on that date.
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
The following table provides an analysis of activity relating to options to purchase shares of class A common stock:

	Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2025	1,452	$130.08
Exercised	(24)	101.93
Granted	290	95.89
Forfeited / Expired	(42)	N/A
Outstanding as of December 31, 2025	1,676	$124.55	5.06	$1
Options Vested and Expected to Vest	1,676	$124.55	5.06	$1
Exercisable as of December 31, 2025	1,194	$123.78	3.65	$—
The fair value of each option grant is estimated using the Black-Scholes option pricing model. The weighted-average assumptions used by year, and the calculated weighted-average fair values of options, are as follows:

	2025	2024	2023
Expected dividend yield	5.21%	3.96%	3.54%
Risk-free interest rate	4.08%	4.25%	3.70%
Expected life in years	6.11	6.13	5.93
Expected volatility	30.35%	28.94%	28.31%
Weighted-average fair value of options granted	$18.72	$34.76	$41.08
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
Discounted Employee Stock Purchase Plan
We maintain an employee stock purchase plan for all eligible employees that allows quarterly purchases of UPS class A common stock at a discount. In 2025, shares were purchased at 95% of the NYSE closing price of UPS class B common stock on the last day of each quarterly period. Employees purchased 1.1, 0.8 and 0.7 million shares at average prices of $92.83, $130.14 and $162.34 per share, during 2025, 2024 and 2023, respectively. The plan was not considered to be compensatory as of 2025 and in the prior years, and therefore no compensation cost is incurred for the employees’ purchase rights.
In November 2025, the Board of Directors approved an increase in the purchase discount from 5% to 10% starting January 2026. We expect the plan will be considered compensatory and therefore we expect to record compensation costs related to future employee purchases.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as SCS. Global small package operations represent our most significant business and are broken down into regional operations around the world. Regional operations managers are responsible for both domestic and export products within their geographic area. SCS comprises the results of non-reportable operating segments that do not meet the quantitative and qualitative criteria of a reportable segment as defined under ASC Topic 280.
U.S. Domestic Package
U.S. Domestic Package operations include the time-definite delivery of letters, documents and packages throughout the United States.
During the quarter ended December 31, 2024, based on a change in our management reporting structure, we began presenting our U.S. air cargo results within our U.S. Domestic Package segment. This activity was previously reported within SCS. This change aligns with how our chief operating decision maker ("CODM") reviews operating results to assess performance and allocate resources. Prior periods have been recast to conform to current presentation with no changes to consolidated results.
International Package
International Package operations include delivery to more than 200 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either origin or destination outside the United States. We offer a wide selection of guaranteed day- and time-definite international transportation services supported by our brokerage capabilities that facilitate cross‑border clearance for international shipments. International Package includes our operations in Europe, the Middle East and Africa ("EMEA"), Canada and Latin America (together "Americas") and Asia.
SCS
SCS includes our Forwarding, Logistics, digital and other businesses. Our Forwarding and Logistics businesses operate globally, offering international air and ocean freight forwarding, customs brokerage, mail services, healthcare logistics, distribution and post-sales services. Our digital businesses leverage technology to enable a range of on-demand services such as same-day delivery, end-to-end return services and integrated supply chain and high-value shipment insurance solutions.
Segment information
We consider our Chief Executive Officer to be our CODM. The CODM is responsible for setting the Company's strategic direction, managing overall operations, and is the main point of communication between the Board and key operational personnel within the organization.
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
Certain expenses are allocated between the segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies in 2025 relative to 2024.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As we operate an integrated, global multimodal network, we evaluate many of our capital expenditure decisions at a network level. Accordingly, expenditures on property, plant and equipment by segment are not presented.
Segment results of operations for 2025, 2024 and 2023 were as follows (in millions):

	2025	2024	2023
U.S. Domestic Package:
Revenue	$59,519	$60,376	$60,205
Less:
Compensation	20,966	20,839	19,818
Benefits	17,116	16,862	16,859
Other segment items(1)	17,511	18,330	18,372
U.S. Domestic Operating profit/(loss)	$3,926	$4,345	$5,156

International Package:
Revenue	$18,576	$17,960	$17,831
Less:
Compensation and benefits	4,052	3,783	3,794
Purchased transportation	3,909	3,447	3,391
Other segment items(1)	7,742	7,539	7,415
International Operating profit/(loss)	$2,873	$3,191	$3,231

Reconciliation of revenue:
Total U.S. Domestic Package and International Package Revenue	$78,095	$78,336	$78,036
Other revenues(2)	10,566	12,734	12,922
Total Consolidated Revenue	$88,661	$91,070	$90,958

Reconciliation of segment operating profit to income before income taxes:
Total U.S. Domestic Package and International Package Operating profit/(loss)	$6,799	$7,536	$8,387
Other profit/(loss)(2)	1,068	932	754
Other pension income (expense)	169	(396)	(95)
Investment income (expense) and other	145	236	314
Interest expense	(1,017)	(866)	(787)
Total Consolidated Income Before Income Taxes	$7,164	$7,442	$8,573
(1)    Other segment items include purchased transportation (applicable only to our U.S. Domestic Package segment), repairs and maintenance, depreciation and amortization, fuel, other occupancy, and allocated costs for our air network, information services, and general and administrative service expenses.
(2)    Revenue and Operating profit/(loss) from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions.
Revenue by product type for 2025, 2024 and 2023 is provided in note 2.
The amounts of depreciation and amortization by reportable segment disclosed for 2025, 2024 and 2023 are included within the other segment items captions in the table below. These totals are presented after applying activity-based costing methods to allocate expenses between segments as noted above.

	2025	2024	2023
Depreciation and amortization
U.S. Domestic Package	$2,538	$2,470	$2,290
International Package	834	777	742
Other depreciation and amortization(1)	374	362	334
Consolidated Depreciation and Amortization	$3,746	$3,609	$3,366
(1)    Depreciation and amortization from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets by reportable segment as of December 31, 2025 and 2024 consisted of the following (in millions):

	2025	2024
Segment Assets
U.S. Domestic Package	$38,359	$38,657
International Package	18,214	18,300
Other assets(1)	12,693	9,850
Unallocated assets(2)	3,824	3,263
Consolidated Assets	$73,090	$70,070
(1)    Assets from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions.
(2)    Unallocated assets are comprised primarily of cash held by our centralized investment entity.
Geographic information for 2025, 2024 and 2023 is as follows (in millions):

	2025	2024	2023
United States:
Revenue	$67,432	$70,389	$71,749
Long-lived assets	$33,760	$33,173	$33,301
International:
Revenue	$21,229	$20,681	$19,209
Long-lived assets	$15,861	$13,304	$13,687
Consolidated:
Revenue	$88,661	$91,070	$90,958
Long-lived assets	$49,621	$46,477	$46,988
Long-lived assets include property, plant and equipment, pension and postretirement benefit assets, long-term investments, goodwill and intangible assets.
No countries outside of the United States provided 10% or more of consolidated revenue for 2025, 2024 and 2023. For 2025, 2024 and 2023, Amazon.com, Inc. and its affiliates ("Amazon") represented 10.6%, 11.8% and 11.8% of our consolidated revenues, respectively. Substantially all of this revenue was attributed to U.S. Domestic Package. Amazon accounted for approximately 13.6% and 12.8% of Accounts receivable, net, included within our consolidated balance sheets as of December 31, 2025 and 2024, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES
The income tax expense (benefit) for 2025, 2024 and 2023 consists of the following (in millions):

	2025	2024	2023
Current:
U.S. Federal	$970	$1,093	$1,012
U.S. State and Local	113	172	195
Non-U.S.	517	410	459
Total Current	1,600	1,675	1,666
Deferred:
U.S. Federal	(26)	38	150
U.S. State and Local	7	(30)	20
Non-U.S.	11	(23)	29
Total Deferred	(8)	(15)	199
Total Income Tax Expense	$1,592	$1,660	$1,865
Income before income taxes includes the following components (in millions):

	2025	2024	2023
United States	$5,240	$5,839	$6,246
Non-U.S.	1,924	1,603	2,327
Total Income Before Income Taxes	$7,164	$7,442	$8,573
The table below provides the updated effective tax rate reconciliation. A reconciliation of the statutory federal income tax rate to the effective income tax rate for 2025 consists of the following (in millions, except percentages):

	2025
	$	%
U.S. Federal Statutory Tax Rate	$1,505	21.0
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	101	1.4
Foreign Tax Effects	168	2.4
Effect of Cross-Border Tax Laws, Net of Related Credits	(68)	(0.9)
Tax Credits	(90)	(1.3)
Changes in Valuation Allowances	(91)	(1.3)
Nontaxable or Nondeductible Items	45	0.6
Other Adjustments	22	0.3
Effective Income Tax Rate	$1,592	22.2
(1) State taxes in California, Illinois, New York, Minnesota, Florida, and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed, during 2024 and 2023, a reconciliation of the statutory federal income tax rate to the effective income tax rate consists of the following:

	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
U.S. state and local income taxes (net of federal benefit)	1.8	1.9
Non-U.S. tax rate differential	—	(0.6)
FDII and GILTI, net(1)	(1.2)	(0.9)
U.S. federal tax credits	(0.8)	(0.7)
Goodwill and other asset impairments	—	0.1
Net uncertain tax positions	0.2	(0.5)
Other	1.3	1.5
Effective income tax rate	22.3%	21.8%
(1)    Foreign-Derived Intangible Income ("FDII") and Global Intangible Low-Taxed Income ("GILTI").
Our effective tax rate is affected by recurring factors, such as statutory tax rates in the jurisdictions in which we operate and the relative amounts of taxable income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year, but may not be consistent from year to year.
Our effective tax rate was 22.2% in 2025, compared with 22.3% and 21.8% in 2024 and 2023, respectively, primarily due to the effects of the aforementioned recurring factors and the following discrete tax items.
2025 Discrete Items
We recorded pre-tax transformation strategy costs of $593 million during 2025. As a result, we recorded an additional income tax benefit of $141 million. This income tax benefit was generated at a higher average tax rate than the 2025 U.S. federal statutory tax rate because it included the effect of U.S. state and local and foreign taxes.
We recorded asset impairment charges of $201 million during 2025. As a result, we recorded an additional income tax benefit of $45 million. This income tax benefit was generated at a higher average tax rate than the 2025 U.S. federal statutory tax rate due to the effect of U.S. state and local and foreign taxes.
We recorded a pre-tax loss of $19 million related to the divestiture of a business within SCS during 2025. As a result, we recorded an additional income tax benefit of $4 million. This income tax benefit was generated at a higher average tax rate than the 2025 U.S. federal statutory tax rate due to the effect of U.S. state and local taxes.
We recognized an income tax benefit of $105 million related to the release of the valuation allowance on our U.S. capital loss deferred tax asset. Each quarter, we assess the available positive and negative evidence to determine whether it is more likely than not that the capital losses will be realized. As of December 31, 2024, the negative evidence of cumulative historical capital losses outweighed the limited subjective positive evidence of projections of future capital gains. Throughout 2025, we have released all of this valuation allowance as a result of net capital gains from the property sales transactions discussed in note 4.
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
We paid $45 million in connection with the settlement of an Expense for a Regulatory Matter. We did not record any additional income tax benefit related to these expenses, which were not deductible for tax purposes.
We recorded pre-tax expense of $94 million in connection with a One-Time Payment for International Regulatory Matter. We did not record any additional income tax benefit related to these expenses which are not deductible for tax purposes.
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
Other Items
Beginning in 2012, we were granted a tax incentive for certain of our non-U.S. operations. In 2022, the tax incentive was renegotiated and extended through December 31, 2026. The tax incentive was conditional upon our meeting specific employment and investment thresholds. We exited this tax incentive effective January 1, 2025. The impact of this tax incentive decreased non-U.S. tax expense by $24 and $15 million (increased diluted earnings per share by $0.03 and $0.02) for 2024 and 2023, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities are comprised of the following as of December 31, 2025 and 2024 (in millions):

	2025	2024
Fixed assets and capitalized software	$(5,938)	$(5,914)
Operating lease right-of-use assets	(950)	(943)
Other	(764)	(612)
Deferred tax liabilities	(7,652)	(7,469)
Pension and postretirement benefits	1,433	1,474
Loss and credit carryforwards	241	308
Insurance reserves	683	646
Accrued employee compensation	356	352
Operating lease liabilities	1,018	1,021
Other	455	367
Deferred tax assets	4,186	4,168
Deferred tax assets valuation allowance	(84)	(182)
Deferred tax asset (net of valuation allowance)	4,102	3,986
Net deferred tax asset (liability)	$(3,550)	$(3,483)
Amounts recognized in our consolidated balance sheets:
Deferred tax assets	$140	$112
Deferred tax liabilities	(3,690)	(3,595)
Net deferred tax asset (liability)	$(3,550)	$(3,483)
The valuation allowance decreased by $98 million, increased by $63 million, and decreased by $4 million during 2025, 2024 and 2023, respectively.
During 2025, we utilized $379 million of U.S. capital loss carryforwards to offset current year net realized capital gains. We have no remaining U.S. federal capital loss carryforwards as of December 31, 2025.
Further, we have U.S. state and local operating loss and credit carryforwards as follows (in millions):

	2025	2024
U.S. state and local operating loss carryforwards	$976	$1,043
U.S. state and local credit carryforwards	$66	$47
The U.S. state and local operating loss carryforwards and credits will begin to expire on various dates ranging from 2026 to indefinitely. We also have non-U.S. loss carryforwards of $580 million as of December 31, 2025, the majority of which may be carried forward indefinitely. As indicated in the table above, we have established a valuation allowance for certain U.S. state and non-U.S. carryforwards due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.
The undistributed earnings and profits ("E&P") of certain foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. state and local taxes and withholding taxes payable in various jurisdictions. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to our uncertain tax positions (in millions):

	Tax	Interest	Penalties
Balance as of January 1, 2023	$533	$104	$4
Additions for tax positions of the current year	26	—	—
Additions for tax positions of prior years	147	37	1
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(164)	(24)	(1)
Settlements during the period	(47)	(9)	—
Lapses of applicable statute of limitations	(3)	—	—
Balance as of December 31, 2023	492	108	4
Additions for tax positions of the current year	33	—	—
Additions for tax positions of prior years	52	33	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(81)	(11)	(1)
Settlements during the period	(33)	(5)	—
Lapses of applicable statute of limitations	(16)	(3)	—
Balance as of December 31, 2024	447	122	3
Additions for tax positions of the current year	20	1	—
Additions for tax positions of prior years	43	41	—
Reductions for tax positions of prior years for:
Changes based on facts and circumstances	(42)	(7)	—
Settlements during the period	(15)	(2)	—
Lapses of applicable statute of limitations	(1)	—	—
Balance as of December 31, 2025	$452	$155	$3
The total amount of gross uncertain tax positions as of December 31, 2025, 2024, and 2023 that, if recognized, would affect the effective tax rate was $439, $430, and $492 million, respectively. Our continuing policy is to recognize interest and penalties associated with income tax matters as a component of income tax expense.
We file income tax returns in the U.S. federal jurisdiction, most U.S. state and local jurisdictions, and many non-U.S. jurisdictions. We have substantially resolved all U.S. federal income tax matters for tax years prior to 2016.
The following table provides cash taxes paid for income taxes, net of refunds for the year 2025:

2025
U.S. Federal	$1,329
U.S. State and Local	157
Non-U.S.
Canada	106
Other	320
Total Non-U.S.	$426
Total cash paid for income taxes (net of refunds)	$1,912

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	2025	2024	2023
Numerator:
Net income attributable to common shareowners	$5,572	$5,782	$6,708
Denominator:
Weighted-average shares	848	854	855
Vested portion of restricted shares	1	1	4
Denominator for basic earnings per share	849	855	859
Effect of Dilutive Securities:
Restricted performance units and contingent shares(1)	1	1	1
Denominator for diluted earnings per share	850	856	860
Basic Earnings Per Share	$6.56	$6.76	$7.81
Diluted Earnings Per Share	$6.56	$6.75	$7.80
(1)     Contingent shares relate to MIP awards that may be settled in cash or class A common stock at the employees' election - see note 13.
Diluted earnings per share for 2025, 2024 and 2023 exclude the effect of 1.4, 0.5 and 0.3 million shares, respectively, of common stock that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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
As of December 31, 2025 and 2024, we did not hold any cash collateral and no collateral was required to be posted with our counterparties.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Positions
As of December 31, 2025 and 2024, the notional amounts of our outstanding derivative positions were as follows (in millions):

		2025	2024
Currency hedges:
Euro	EUR	2,764	3,222
British Pound Sterling	GBP	410	536
Canadian Dollar	CAD	1,574	1,623
Hong Kong Dollar	HKD	4,317	4,160
Chinese Renminbi	CNH	6,743	6,065
As of December 31, 2025 and 2024, we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in our consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in our consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in our consolidated balance sheets had we elected to apply the right of offset as of December 31, 2025 and 2024 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		2025	2024	2025	2024
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$5	$157	$—	$152
Foreign currency exchange contracts	Other non-current assets	Level 2	4	134	—	131
Total Asset Derivatives			$9	$291	$—	$283

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		2025	2024	2025	2024
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$83	$5	$78	$—
Foreign currency exchange contracts	Other non-current liabilities	Level 2	91	3	87	—
Total Liability Derivatives			$174	$8	$165	$—
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in our consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of December 31, 2025 and 2024 (in millions):

	2025		2024
Line Item in our Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
Long-term debt and finance leases	$279	$3	$279	$4
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains and (losses) that have been recognized in our statements of consolidated income for fair value and cash flow hedges, as well as the associated gain or (loss) for the underlying hedged item for fair value hedges during 2025 and 2024 (in millions):

	2025			2024
Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships	Revenue	Interest Expense	Investment Income (Expense) and Other	Revenue	Interest Expense	Investment Income (Expense) and Other
Gain or (loss) on cash flow hedging relationships:
Interest Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	—	(6)	—	—	(5)	—
Foreign Currency Exchange Contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	26	—	(1)	176	—	(1)
Total amounts of income and expense line items presented in the statement of income in which the effects of fair value or cash flow hedges are recorded	$26	$(6)	$(1)	$176	$(5)	$(1)
The following table indicates the amount of gains and (losses) that have been recognized in AOCI during 2025 and 2024 for those derivatives designated as cash flow hedges (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2025	2024
Foreign currency exchange contracts	(434)	389
Total	$(434)	$389
As of December 31, 2025, there were $85 million of pre-tax losses related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending December 31, 2026. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 3 years.
The following table indicates the amount of gains and (losses) that have been recognized in AOCI within foreign currency translation adjustment during 2025 and 2024 for those instruments designated as net investment hedges (in millions):

Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2025	2024
Foreign denominated debt	$(254)	$127
Total	$(254)	$127
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
Amounts recorded in our statements of consolidated income related to foreign currency forward contracts not designated as hedges during 2025 and 2024 (in millions) were as follows:

Derivative Instruments Not Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2025	2024
Foreign currency exchange contracts	Investment income (expense) and other	$(6)	$(1)
Total		$(6)	$(1)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. TRANSFORMATION STRATEGY COSTS
We are undertaking an enterprise-wide transformation of our organization that includes various projects and initiatives, including workforce reductions and changes in processes and technology, that impact our global direct and indirect operating costs.
The table below presents Transformation Strategy Costs for 2025, 2024 and 2023 (in millions):

	2025	2024	2023
Compensation and benefits	$420	$213	$337
Total other expenses	173	109	98
Total Transformation Strategy Costs	$593	$322	$435

Income Tax Benefit from Transformation Strategy Costs (1)	(141)	(77)	(102)
After-Tax Transformation Strategy Costs	$452	$245	$333
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
Accruals for separation costs of $117 and $45 million were included in other current liabilities in our consolidated balance sheets as of December 31, 2025 and 2024, respectively. During 2025, we made payments of $315 million and recognized additional separation costs of $387 million. An additional $25 million of separation costs is expected to be incurred for the remaining participants in our voluntary separation programs over the employees' remaining term of service through the third quarter of 2026.
Other costs incurred in furtherance of our transformation strategy are primarily related to fees paid to outside professional service providers and are not incurred as a result of restructuring, exit or disposal activities and, as period costs, do not give rise to restructuring, exit or disposal liabilities.
As previously announced, we intend to offer a voluntary separation program to full-time drivers in the United States. At this time we are unable to estimate the full impact of this program on our consolidated financial position, results of operations or cash flows. However, we expect to incur costs associated with separation benefits provided under the program. We will also continue to monitor the impact of these uncertainties on our projected benefit obligation in accordance with ASC Topic 715.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transformation Strategy Costs during the periods presented related to our Transformation 1.0, Transformation 2.0, Fit to Serve and Network Reconfiguration and Efficiency Reimagined programs. Total costs by program are shown in the table below (in millions):

	2025	2024	2023
Transformation Strategy Costs:
Transformation 1.0	$—	$—	$13
Transformation 2.0
Spans and layers	—	—	86
Business portfolio review	(18)	29	84
Financial systems	55	54	36
Other initiatives	—	—	4
Transformation 2.0 total	37	83	210
Fit to Serve	47	204	212
Network Reconfiguration and Efficiency Reimagined	509	35	—
Total Transformation Strategy Costs	$593	$322	$435
Transformation 1.0: Transformation 1.0 was a fundamental change in our operating model, moving certain functions from a decentralized operating model to a centralized model, leveraging third-party offshore resources to supplement internal resources. We completed Transformation 1.0 in 2023.
Transformation 2.0: Based on a number of factors including evaluating efficiencies previously gained, and in connection with changes in 2020, we identified and reprioritized certain then-current and future investments, including additional investments in our workforce, portfolio of businesses and technology (such projects, collectively, "Transformation 2.0"). Specifically, we identified opportunities to reduce spans and layers of management, began a review of our business portfolio and identified opportunities to invest in certain technologies, including financial reporting and certain schedule, time and pay systems, to reduce global indirect operating costs, provide better visibility, and reduce reliance on legacy systems and coding languages. Costs associated with Transformation 2.0 have primarily consisted of compensation and benefit costs related to reductions in our workforce and fees paid to third-party consultants. As of December 31, 2025, this initiative has now completed and we incurred total costs of $835 million, including $37 million in 2025.
Fit to Serve: In 2023, a number of factors, including macroeconomic headwinds and volume diversion resulting from our labor negotiations with the International Brotherhood of Teamsters, contributed to volume declines in our U.S. Domestic Package business. In addition, our International Package and SCS businesses were also negatively impacted by a number of challenging macroeconomic conditions during 2023. In response to these factors, we undertook our Fit to Serve initiative with the intent to right-size our business to create a more efficient operating model that was more responsive to market dynamics through a workforce reduction of approximately 14,000 positions and create a more efficient operating model to enhance responsiveness to changing market dynamics. As of December 31, 2025, this initiative has now completed, and we incurred total costs of $463 million, including $47 million in 2025.
Network Reconfiguration and Efficiency Reimagined: Our Network of the Future initiative is intended to enhance the efficiency of our network through automation and operational sort consolidation in our U.S. Domestic network. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and has led and will continue to lead to consolidations of our facilities and workforce as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration. We reduced our operational workforce by approximately 48,000 positions, including 15,000 fewer seasonal positions and closed daily operations at 93 leased and owned buildings, 85 of which have been permanently closed during 2025. We continue to review expected changes in volume in our integrated air and ground network to identify additional buildings for closure. As of December 31, 2025, we have incurred program costs of $544 million, including $509 million in 2025.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
UPS management is responsible for establishing and maintaining adequate internal control over financial reporting for United Parcel Service, Inc. and its subsidiaries (the "Company"). Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed our internal control over financial reporting as effective as of December 31, 2025. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of United Parcel Service, Inc. and its subsidiaries as of December 31, 2025 and the related statements of consolidated income, consolidated comprehensive income and consolidated cash flows for 2025, has issued an attestation report on our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareowners and Board of Directors of
United Parcel Service, Inc.
Atlanta, Georgia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of United Parcel Service, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.
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
February 17, 2026

Item 9B.Other Information
Insider Trading Arrangements and Policies
None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers

Name and Office	Age	Principal Occupation and Employment For the Last Five Years
Carol B. Tomé Chief Executive Officer	69	Chief Executive Officer (2020 - present), Chief Financial Officer, The Home Depot, Inc. (2001 - 2019).
Norman M. Brothers, Jr. Executive Vice President; Chief Legal and Compliance Officer and Corporate Secretary	58	Chief Legal and Compliance Officer and Corporate Secretary (2020 - present), Senior Vice President, General Counsel and Corporate Secretary (2016 - 2020).
Nando Cesarone Executive Vice President; President, U.S.	54	President, U.S. (2020 - present), President, UPS International (2018 - 2020), Europe Region Manager (2016 - 2018).
Brian Dykes Executive Vice President; Chief Financial Officer	48
Chief Financial Officer (2024 - present), Senior Vice President, Global Finance and Planning (2023 – 2024), Senior Vice President, Treasury and Global Capital Markets (2020 – 2023), Vice President, Mergers & Acquisitions (2016 – 2020).

Darrell Ford Executive Vice President; Chief Human Resources Officer	61	Chief Human Resources Officer (2021 - Present), Chief Human Resources Officer, DuPont (2018 - 2020), Chief Human Resources Officer, Xerox Corporation (2015 - 2018).
Matt Guffey Executive Vice President; Chief Commercial and Strategy Officer	47
Chief Commercial and Strategy Officer (2024 - present), Senior Vice President, Global Strategy (2020 - 2023), President, Corporate Strategy (2020), Marketing Department Manager (2019 - 2020), Product Senior Director (2016 - 2018).

Kate M. Gutmann Executive Vice President; President International, Healthcare and Supply Chain Solutions	57	President International, Healthcare and Supply Chain Solutions (2022 - present), Chief Sales and Solutions Officer, Executive Vice President, UPS Global Healthcare (2020 - 2022), Chief Sales and Solutions Officer; Senior Vice President The UPS Store and UPS Capital (2017 - 2019).
Bala Subramanian Executive Vice President; Chief Digital and Technology Officer	54	Chief Digital and Technology Officer (2022 - present), Chief Digital Officer, AT&T Inc. (2018 - 2022), Chief Digital Officer, Best Buy Co., Inc. (2017 - 2018).

Information about our directors will be presented under the caption "Our Board of Directors" in our definitive proxy statement for our meeting of shareowners to be held on May 7, 2026 (the "Proxy Statement") and is incorporated herein by reference.
Information about our Audit Committee will be presented under the caption "Our Board of Directors - Committees of the Board of Directors" and "Audit Committee Matters" in our Proxy Statement and is incorporated herein by reference.
Information about our Code of Business Conduct is presented under the caption "Where You Can Find More Information" in Part I, Item 1 of this report.
Information about our policies and procedures regarding insider trading will be presented in our Proxy Statement under the caption "Corporate Governance – Insider Trading Policy" and is incorporated by reference herein.

Item 11. Executive Compensation
Information about our board and executive compensation will be presented under the captions "Our Board of Directors - Director Compensation" and "Executive Compensation" in our Proxy Statement and is incorporated herein by reference.
Information about our policies and procedures regarding the timing of equity incentive awards in relation to the disclosure of material, non-public information will be presented in our Proxy Statement under the caption "Other Compensation and Governance Policies - Equity Grant Practices" and is incorporated by reference herein.

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

4.9	—	Indenture dated as of September 30, 2022, between UPS and Truist Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Form S-3 (File No.333-267664), filed on September 30, 2022).

4.10	—	Form of 6.20% Senior Notes due January 15, 2038 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on January 15, 2008).

4.11	—	Form of 4.875% Senior Notes due November 15, 2040 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 12, 2010).

4.12	—	Form of 3.625% Senior Notes due October 1, 2042 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on September 27, 2012).

4.13	—	Form of Floating Rate Senior Notes due December 15, 2064 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on December 15, 2014).

4.14	—	Form of Floating Rate Senior Notes due September 15, 2065 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on September 17, 2015).

4.15	—	Form of Floating Rate Senior Notes due March 15, 2066 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on April 1, 2016).

4.16	—	Form of 2.40% Senior Notes Due November 2026 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on October 25, 2016).

4.17	—	Form of 3.40% Senior Notes Due November 2046 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on October 25, 2016).

4.18	—	Form of 1.00% Senior Notes Due November 2028 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on October 25, 2016).

4.19	—	Form of Floating Rate Senior Notes due March 15, 2067 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 31, 2017).

4.20	—	Form of 5.150% Senior Notes due 2034 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on May 22, 2024).

4.21	—	Form of 4.875% Senior Notes due 2033 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on February 27, 2023).

4.22	—	Form of 1.500% Senior Notes due November 15, 2032 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 13, 2017).

4.23	—	Form of 5.050% Notes due 2053 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on February 27, 2023).

4.24	—	Form of Floating Rate Senior Notes due 2073 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 7, 2023).

4.25	—	Form of 5.500% Senior Notes due 2054 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on May 22, 2024).

4.26	—	Form of 3.050% Senior Notes due November 15, 2027 (incorporated by reference to Exhibit 4.6 to Form 8-K, filed on November 14, 2017).

4.27	—	Form of 3.750% Senior Notes due November 15, 2047 (incorporated by reference to Exhibit 4.7 to Form 8-K, filed on November 14, 2017).

4.28	—	Form of Floating Rate Senior Notes due November 15, 2067 (incorporated by reference to Exhibit 4.8 to Form 8-K, filed on November 14, 2017).

4.29	—	Form of 3.400% Senior Notes due March 15, 2029 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on March 15, 2019).

4.30	—	Form of 4.250% Senior Notes due March 15, 2049 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on March 15, 2019).

4.31	—	Form of 5.600% Senior Notes due 2064 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on May 22, 2024).

4.32	—	Form of 2.500% Senior Notes due September 1, 2029 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on August 16, 2019).

4.33	—	Form of 3.400% Senior Notes due September 1, 2049 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on August 16, 2019).

4.34	—	Form of 4.450% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on March 25, 2020).

4.35	—	Form of 5.200% Senior Notes due 2040 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on March 25, 2020).

4.36	—	Form of 5.300% Senior Notes due 2050 (incorporated by reference to Exhibit 4.4 to Form 8-K, filed on March 25, 2020).

4.37	—	Form of Floating Rate Senior Notes due 2074 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on May 28, 2024).

4.38	—	Form of 4.650% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on May 14, 2025).

4.39	—	Form of 5.250% Senior Notes due 2035 (incorporated by reference to Exhibit 4.2 to Form 8-K, filed on May 14, 2025).

4.40	—	Form of 5.950% Senior Notes due 2055 (incorporated by reference to Exhibit 4.3 to Form 8-K, filed on May 14, 2025).

4.41	—	Form of 6.050% Senior Notes due 2065 (incorporated by reference to Exhibit 4.4 to Form 8-K, filed on May 14, 2025).

4.42	—	Form of Floating Rate Senior Notes due 2075 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on May 20, 2025).

4.43	—	Description of Securities

10.1	—	Amended and Restated Restoration Savings Plan, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2022).*

10.2	—	Amendment One to the Amended and Restated Excess Coordinating Benefit Plan effective June 23, 2017 (incorporated by reference to Exhibit 10.4 to Form 8-K, filed on June 27, 2017).*

10.2(a)	—	Excess Coordinating Benefit Plan, as Amended and Restated, effective as of January 1, 2012 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2012).*

10.3	—	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2019).*

10.3(a)	—	Stock Option Program Terms and Conditions effective as of January 1, 2012 (incorporated by reference to Exhibit 10.7(4) to the Form 10-K for the year ended December 31, 2011).*

10.4	—	Form of Deferred Compensation Plan as Amended and Restated effective January 1, 2012 (incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended December 31, 2018).*

10.4(a)	—	Amendment No. 1 to Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.7(1) to the Form 10-K for the year ended December 31, 2012).*

10.5	—	2015 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Company's definitive proxy statement filed on March 24, 2015).*

10.6	—	2018 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Company's definitive proxy statement filed on March 16, 2018).*

10.7	—	Stock Option Program Amended and Restated Terms and Conditions effective November 8, 2018 (incorporated by reference to Exhibit 10.8(b) to the Form 10-K for the year ended December 31, 2018).*

10.8	—	Key Employee Severance Plan, effective March 20, 2024 (incorporated by reference to Exhibit 10-1 to the Form 10-Q for the quarter ended March 31, 2024).*

10.9	—	Protective Covenant Agreement between UPS and Carol Tomé, dated March 11, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on March 13, 2020).*

10.10	—	Form of Protective Covenant Agreement between UPS and each of Nando Cesarone and Kate Gutmann (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2020).*

10.11	—	Management Incentive Program Amended and Restated Terms and Conditions, effective March 20, 2024 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2024).*

10.12	—	Protective Covenant Agreement between UPS and Bala Subramanian, dated May 24, 2022 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2022).*

10.13	—
Long-Term Incentive Performance Program Amended and Restated Terms and Conditions, effective March 20, 2024 (incorporated by reference to Exhibit 10-3 to the Form 10-Q for the quarter ended March 31, 2024).*

10.14	—	2021 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Company's definitive proxy statement filed on March 29, 2021).*

10.15	—
Long-Term Incentive Performance Program Amended and Restated Terms and Conditions, effective as of March 22, 2023 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2023).*

10.16	—	Stock Option Program Amended and Restated Terms and Conditions, effective March 20, 2024 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2024).*

10.17	—
Long-Term Incentive Performance Program Amended and Restated Terms and Conditions, effective as of May 7, 2025 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2025).*

10.18	—	Special Restricted Stock Unit Grant Terms and Conditions, effective as of May 7, 2025 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2025).*

10.19	—
Long-Term Incentive Performance Program Amended and Restated Terms and Conditions, effective as of November 5, 2025 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2025).*

10.20	—	Stock Option Program Amended and Restated Terms and Conditions effective as of February 4, 2026.*

19	—	Insider Trading Compliance Policy (incorporated by reference to Exhibit 19 to the Form 10-K for the year ended December 31, 2024).

21	—	Subsidiaries.

23	—	Consent of Deloitte & Touche LLP.

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	—	Incentive-Based Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the Form 10-K for the year ended December 31, 2023).

101	—
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in iXBRL (included as Exhibit 101).
__________________________

(1)	Filed in paper format.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United Parcel Service, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PARCEL SERVICE, INC.
(REGISTRANT)

By:	/s/ CAROL B. TOMÉ
Carol B. Tomé
Chief Executive Officer (Principal Executive Officer)
Date: February 17, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CAROL B. TOMÉ	Chief Executive Officer	February 17, 2026
Carol B. Tomé	(Principal Executive Officer)

/s/ BRIAN DYKES	Executive Vice President and Chief Financial Officer	February 17, 2026
Brian Dykes	(Principal Financial and Accounting Officer)

/s/ RODNEY C. ADKINS	Director	February 17, 2026
Rodney C. Adkins

/s/ EVA C. BORATTO	Director	February 17, 2026
Eva C. Boratto

/s/ KEVIN CLARK	Director	February 17, 2026
Kevin Clark

/s/ WAYNE M. HEWETT	Director	February 17, 2026
Wayne M. Hewett

/s/ ANGELA HWANG	Director	February 17, 2026
Angela Hwang

/s/ KATE E. JOHNSON	Director	February 17, 2026
Kate E. Johnson

/s/ WILLIAM R. JOHNSON	Director	February 17, 2026
William R. Johnson

/s/ FRANCK J. MOISON	Director	February 17, 2026
Franck J. Moison

/s/ JOHN MORIKIS	Director	February 17, 2026
John Morikis

/s/ CHRISTIANA SMITH SHI	Director	February 17, 2026
Christiana Smith Shi

/s/ RUSSELL STOKES	Director	February 17, 2026
Russell Stokes

/s/ KEVIN M. WARSH	Director	February 17, 2026
Kevin M. Warsh