Form 10-Q
period 2026-03-31
UNITED PARCEL SERVICE INC
filed 2026-05-06
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 103,424,463 class A shares, and 746,581,816 class B shares, with a par value of $0.01 per share, outstanding at April 16, 2026.

PART I. FINANCIAL INFORMATION
Cautionary Statement About Forward-Looking Statements
This report, our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the Securities and Exchange Commission contain and in the future may contain "forward-looking statements." Statements other than those of current or historical fact, and all statements accompanied by terms such as "will," "believe," "project," "expect," "estimate," "assume," "intend," "anticipate," "target," "plan," and similar terms, are intended to be forward-looking statements.
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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: changes in general economic conditions in the U.S. or internationally, including as a result of changes in global trade policy, new or increased tariffs, government shutdowns, or geopolitical uncertainty, tensions and/or conflicts in or arising from various countries and regions, including the European Union, Ukraine, the Russian Federation, the Middle East and the Trans-Pacific region; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; our ability to attract and retain qualified employees; strikes, work stoppages or slowdowns by our employees; increased or more complex physical or operational security requirements; a significant cybersecurity incident, or increased data protection regulations; our ability to maintain our brand image and corporate reputation; impacts from global climate change; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; exposure to changing economic, political, regulatory and social developments in international and emerging markets; our ability to realize the anticipated benefits from acquisitions, dispositions, joint ventures or strategic alliances; the effects of changing prices of energy, including gasoline, diesel, jet fuel and other fuels, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to accurately forecast our future capital investment needs; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; our ability to manage insurance and claims expenses; changes in business strategy, government regulations or economic or market conditions that may result in impairments of our assets; potential additional U.S. or international tax liabilities; increasingly stringent regulations related to climate change; potential claims or litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2025 and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.
The Company routinely posts important information, including news releases, announcements, materials provided or displayed at analyst or investor conferences, and other statements about its business and results of operations, that may be deemed material to investors on the Company’s Investors Relations website at www.investors.ups.com. The Company uses its website as a means of disclosing material, nonpublic information and for complying with the Company’s disclosure obligations under Regulation FD. Investors should monitor the Company’s Investor Relations website in addition to following the Company’s press releases, filings with the Securities and Exchange Commission, public conference calls and webcasts. We do not incorporate the contents of any website into this or any other report we file with the Securities and Exchange Commission.

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2026 (unaudited) and December 31, 2025 (in millions)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$5,802	$5,887
Accounts receivable, Net	9,948	11,209
Other current assets	2,044	1,949
Total Current Assets	17,794	19,045
Property, Plant and Equipment, Net	38,029	37,731
Operating Lease Right-Of-Use Assets	4,084	4,263
Goodwill	5,796	5,837
Intangible Assets, Net	3,981	4,021
Deferred Income Tax Assets	154	140
Other Non-Current Assets	1,971	2,053
Total Assets	$71,809	$73,090
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt, commercial paper and finance leases	$637	$608
Current maturities of operating leases	742	763
Accounts payable	5,913	6,633
Accrued wages and withholdings	3,238	3,715
Self-insurance reserves	1,095	1,137
Accrued group welfare and retirement plan contributions	1,414	1,389
Other current liabilities	1,635	1,375
Total Current Liabilities	14,674	15,620
Long-Term Debt and Finance Leases	23,749	23,519
Non-Current Operating Leases	3,534	3,700
Pension and Postretirement Benefit Obligations	6,665	6,567
Deferred Income Tax Liabilities	3,772	3,690
Other Non-Current Liabilities	3,624	3,739
Shareowners' Equity:
Class A common stock (104 and 106 shares issued in 2026 and 2025, respectively)	1	1
Class B common stock (746 and 743 shares issued in 2026 and 2025, respectively)	8	8
Additional paid-in capital	382	275
Retained earnings	19,622	20,151
Accumulated other comprehensive loss	(4,250)	(4,208)
Deferred compensation obligations	5	5
Less: Treasury stock (0.1 shares in 2026 and 2025)	(5)	(5)
Total Equity for Controlling Interests	15,763	16,227
Noncontrolling interests	28	28
Total Shareowners' Equity	15,791	16,255
Total Liabilities and Shareowners' Equity	$71,809	$73,090

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$21,202	$21,546
Operating Expenses:
Compensation and benefits	11,545	11,827
Repairs and maintenance	792	732
Depreciation and amortization	985	912
Purchased transportation	2,764	2,730
Fuel	1,083	1,058
Other occupancy	674	607
Other expenses	2,092	2,014
Total Operating Expenses	19,935	19,880
Operating Profit	1,267	1,666
Other Income (Expense):
Investment income and other	123	79
Interest expense	(266)	(222)
Total Other Income (Expense)	(143)	(143)
Income Before Income Taxes	1,124	1,523
Income Tax Expense	260	336
Net Income	$864	$1,187
Basic Earnings Per Share	$1.02	$1.40
Diluted Earnings Per Share	$1.02	$1.40
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net Income	$864	$1,187
Change in foreign currency translation adjustment, net of tax	(151)	129
Change in unrealized gain (loss) on cash flow hedges, net of tax	81	(139)
Change in unrecognized pension and postretirement benefit costs, net of tax	28	30
Change in other	—	1
Comprehensive Income	$822	$1,208

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$864	$1,187
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	985	912
Pension and postretirement benefit expense	215	257
Pension and postretirement benefit contributions	(79)	(67)
Self-insurance reserves	16	1
Deferred tax (benefit) expense	45	(40)
Stock compensation expense	24	21
Other (gains) losses	73	22
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,085	960
Other assets	(27)	7
Accounts payable	(495)	(906)
Accrued wages and withholdings	(453)	(370)
Other liabilities	29	301
Other operating activities	(58)	33
Net cash from operating activities	2,224	2,318
Cash Flows From Investing Activities:
Capital expenditures	(1,031)	(876)
Proceeds from disposal of businesses, property, plant and equipment	82	65
Purchases of marketable securities	—	(90)
Sales and maturities of marketable securities	—	34
Acquisitions, net of cash acquired	—	(478)
Other investing activities	5	(10)
Net cash used in investing activities	(944)	(1,355)
Cash Flows From Financing Activities:
Proceeds from long-term borrowings	—	25
Repayments of long-term borrowings	(46)	(32)
Purchases of common stock	—	(1,000)
Issuances of common stock	28	55
Dividends	(1,352)	(1,348)
Other financing activities	42	(13)
Net cash used in financing activities	(1,328)	(2,313)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(37)	40
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(85)	(1,310)
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	5,887	6,112
End of period	$5,802	$4,802

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2026, and our results of operations and cash flows for the three months ended March 31, 2026 and 2025. The results reported in these unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Throughout the document, the terms "three months ended" and "year-to-date period" refer to the three months ended March 31.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, marketable securities, accounts receivable, finance receivables and accounts payable approximated fair value as of March 31, 2026 and December 31, 2025. The fair values of our recognized multiemployer pension withdrawal liabilities are disclosed in note 6, our short- and long-term debt in note 9 and our derivative instruments in note 14. We apply a fair value hierarchy (Levels 1, 2 and 3) when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3). Certain investments that do not have readily determinable fair values are reported in accordance with the measurement alternative in Accounting Standards Codification ("ASC") Topic 321. For further discussion on these investments, see note 1 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Supplier Finance Programs
As part of our working capital management, certain financial institutions offer a Supply Chain Finance ("SCF") program to certain of our suppliers. During the three months ended March 31, 2026, there were no material changes to the SCF program described in note 1 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of March 31, 2026 and December 31, 2025, suppliers sold $365 and $435 million, respectively, of our outstanding payment obligations during the relevant period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information
The following table presents supplemental cash flow information (in millions):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$252	$238
Financing cash flows from finance leases	44	30
Noncash transactions:
Accrued capital expenditures	$371	$160
Property, plant and equipment recognized during the construction period of build-to-suit financing arrangement	32	—
Right-of-use assets obtained in exchange for operating lease obligations	63	16
Right-of-use assets obtained in exchange for finance lease obligations(1)	425	32
(1)     Three months ended March 31, 2026 includes $305 million related to aircraft leases that commenced in the period, which were accounted for as finance leases.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
Accounting pronouncements adopted during the periods covered by the unaudited, consolidated financial statements did not have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.
Accounting Standards Issued But Not Yet Effective
In November 2024, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") on expense disaggregation disclosures, which will require tabular disclosure in the notes to financial statements for specific expense categories. The standard becomes effective for us beginning with our 2027 annual report and for interim and annual periods thereafter. This ASU provides for additional expense disclosures. We are evaluating the impact of adoption, but do not expect this ASU to have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
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
Other accounting pronouncements issued before, but not effective until after, March 31, 2026, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. REVENUE RECOGNITION
Revenue Recognition
Substantially all of our revenues are from contracts associated with the pickup, transportation and delivery of packages and freight ("transportation services") that include only one performance obligation: the transportation services themselves. These services may be carried out by or arranged by us and generally occur over a short period of time. We generally recognize revenue over time, based on the extent of progress towards completion of the services in the contract. All of our major businesses act as a principal in their revenue arrangements and as such, we report revenue and the associated purchased transportation costs on a gross basis within our statements of consolidated income.
Disaggregation of Revenue

	Three Months Ended March 31,
	2026	2025
Revenue:
Next Day Air	$2,354	$2,361
Deferred	1,045	1,049
Ground	10,438	10,709
Cargo and Other	288	341
U.S. Domestic Package	14,125	14,460
Domestic	835	771
Export	3,548	3,444
Cargo and Other	157	158
International Package	4,540	4,373
Forwarding	656	726
Logistics	1,409	1,572
Other	472	415
Supply Chain Solutions ("SCS")	2,537	2,713
Consolidated revenue	$21,202	$21,546
Accounts Receivable, Net

As part of our working capital management, we have an accounts receivable factoring program with third parties, in which we may sell certain customer receivables on a revolving basis. Any such transactions are accounted for as sales and accordingly, receivables sold are removed from Accounts receivable, Net in our consolidated balance sheets and the proceeds are reflected in Cash Flows from Operating Activities in our statements of consolidated cash flows. Our continuing involvement in these receivables is primarily limited to servicing and under limited circumstances, recourse. Total accounts which may be outstanding under the program are $860 million. In connection with this program, we recognized a liability, measured at fair value, related to our estimated recourse obligations recorded within Other current liabilities in our applicable consolidated balance sheet. As of March 31, 2026 and December 31, 2025, cash collections of $114 and $59 million were not yet remitted to third-party purchasers. These obligations are included within Other current liabilities in our consolidated balance sheets, with changes in such obligations reflected within Cash Flows from Financing Activities in our statements of consolidated cash flows. As of March 31, 2026 and December 31, 2025, accounts receivable outstanding under our factoring programs was $448 and $491 million, respectively.
Our allowance for credit losses as of March 31, 2026 and December 31, 2025 was $188 and $180 million, respectively. Amounts for credit losses charged to expense, before recoveries, during the three months ended March 31, 2026 and 2025 were $99 and $69 million, respectively.

Contract Assets and Liabilities
Contract assets were $284 and $275 million as of March 31, 2026 and December 31, 2025, respectively, and were recorded within Other current assets in our consolidated balance sheets. Contract liabilities recorded within Other Non-Current

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities were $46 and $49 million as of March 31, 2026 and December 31, 2025, respectively. Short-term contract liabilities were immaterial as of March 31, 2026 and December 31, 2025.
NOTE 4. STOCK-BASED COMPENSATION
Pre-tax compensation expense for equity-classified stock compensation awards recognized in Compensation and benefits in our statements of consolidated income for the three months ended March 31, 2026 and 2025 was $24 and $21 million, respectively.
As of March 31, 2026 and December 31, 2025, UPS Management Incentive Award Program ("MIP") awards were classified as a compensation obligation within Accrued wages and withholdings in our consolidated balance sheets. Substantially all MIP awards are settled in cash, subject to participant elections. Cash payments related to the 2025 MIP and 2024 MIP are reflected as activity in Accrued wages and withholdings in our statements of consolidated cash flows for the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026, there were no material changes to our stock-based compensation plans described in note 13 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.

Long-Term Incentive Award Program ("LTIP")
On May 6, 2026, the Compensation and Human Capital Committee of the Board (the "Compensation Committee") approved the Company's 2026 LTIP award. The 2026 LTIP award contains both a restricted performance unit ("RPU") and a restricted stock unit ("RSU") component. RPU performance targets are equally weighted between adjusted revenue growth and non-GAAP adjusted operating return on invested capital ("ROIC"). The RPUs vest at the end of a three-year performance period, assuming continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The final number of RPUs earned is subject to modification based on total shareholder return relative to the Standard & Poor's 500 Index. The RPU grant date fair value is not yet determinable, but will be determined using a Monte Carlo model. RSUs are valued using the closing New York Stock Exchange ("NYSE") price on the May 6, 2026 grant date, and will generally vest ratably over three years on each anniversary of the grant date, assuming continued employment with the Company (except in the case of disability or retirement, in which case vesting will continue, or death, in which case immediate vesting will occur).

Non-qualified Stock Options
On February 4, 2026, we granted a total of 4.0 million stock options to approximately 460 employees. Options were granted at an exercise price of $116.74 per share, the closing NYSE price of our class B common stock on that date.
The fair value of each option granted was estimated using a Black-Scholes option pricing model. The weighted-average assumptions used and the weighted-average fair values of options granted in 2026 and 2025 are as follows:

	2026	2025
Expected dividend yield	6.65%	5.21%
Risk-free interest rate	3.94%	4.08%
Expected life (in years)	6.25	6.11
Expected volatility	30.38%	30.35%
Weighted-average fair value of options granted	$18.37	$18.72

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	2026	2025
Vehicles	$11,762	$11,787
Aircraft(1)	24,458	24,149
Land	2,038	2,046
Buildings	6,960	6,906
Building and leasehold improvements	5,687	5,686
Plant equipment	20,183	19,817
Technology equipment	2,671	2,635
Construction-in-progress	2,241	2,136
	76,000	75,162
Less: Accumulated depreciation and amortization(1)	(37,971)	(37,431)
Property, Plant and Equipment, Net	$38,029	$37,731
(1) Includes MD-11 airframes and engines that were fully depreciated as of December 31, 2025.
Depreciation and amortization expense for property, plant and equipment during the first quarters of 2026 and 2025 was $791 and $743 million, respectively. As of March 31, 2026, we determined that $50 million of assets within our U.S. Domestic Package segment met the criteria to be classified as held for sale and are presented within Other current assets in our consolidated balance sheet.
Network Reconfiguration and Efficiency Reimagined
In the first quarter of 2026, as part of our Network Reconfiguration and Efficiency Reimagined initiatives, we closed 23 leased and owned buildings, 22 of which have been permanently closed. We have identified 27 additional buildings for closure in 2026. We will continue to review expected changes in volume in our integrated air and ground network and may identify additional buildings for closure. It is reasonably possible that our plans will also result in further revisions to our estimates of the useful lives and salvage values of certain of our long-lived assets. Any further revisions to these plans could further accelerate depreciation expense and lead to the recognition of additional charges related to early retirements in future periods. For additional information, see note 16 to the unaudited, consolidated financial statements.
We recorded $47 million in gains on sales of properties during the three months ended March 31, 2026. These gains were primarily within our U.S. Domestic Package segment and are included within Other expenses in our unaudited statement of consolidated income. For additional information, see note 16 to the unaudited, consolidated financial statements.
Impairments
There were no material impairment charges to property, plant and equipment during the three months ended March 31, 2026 or 2025. We will continue to monitor our long-lived asset groups for impairment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost for our company-sponsored pension and postretirement benefit plans for the three months ended March 31, 2026 and 2025 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2026	2025	2026	2025	2026	2025
Three Months Ended March 31:
Service cost	$269	$281	$4	$4	$9	$9
Interest cost	700	679	25	27	17	16
Expected return on assets	(823)	(777)	(1)	(1)	(22)	(20)
Amortization of prior service cost	37	39	—	—	—	—
Net periodic benefit cost	$183	$222	$28	$30	$4	$5
Service cost and the remaining components of net periodic benefit cost are presented within Compensation and benefits and Investment income and other, respectively, in our statements of consolidated income.
During the three months ended March 31, 2026, we contributed $12 million and $67 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We expect to contribute approximately $1.1 billion and $120 million over the remainder of the year to both our company-sponsored pension and U.S. postretirement medical benefit plans, respectively.
In the first quarter of 2026, we offered a voluntary separation program, the Driver Choice Program, to all full-time drivers in the United States. For additional information, see note 16 of the unaudited, consolidated financial statements.
Multiemployer Benefit Plans
We contribute to a number of multiemployer defined benefit and health and welfare plans under the terms of collective bargaining agreements that cover our union-represented employees. Our current collective bargaining agreements set forth the contribution rates to the plans that we participate in, and we are in compliance with these contribution rates.
As of March 31, 2026 and December 31, 2025, we had $792 and $795 million, respectively, recorded in Other Non-Current Liabilities in our consolidated balance sheets and $9 million as of both March 31, 2026 and December 31, 2025 recorded in Other current liabilities in our consolidated balance sheets associated with our previous withdrawal from the New England Teamsters and Trucking Industry Pension Fund. This liability is payable in equal monthly installments over a remaining term of approximately 37 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of March 31, 2026 and December 31, 2025 was $645 and $662 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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
Collective Bargaining Agreements
In the U.S., we have certain employees covered by a national master agreement and various supplemental agreements with local unions affiliated with the Teamsters which run through July 31, 2028. In Canada, certain employees are covered by a collective bargaining agreement with the Teamsters which runs through July 31, 2030.
Certain of our pilots are employed under a collective bargaining agreement with the Independent Pilots Association ("IPA") which became amendable September 1, 2025. We are currently engaged in negotiations with the IPA.
Certain of our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable on November 1, 2026. In addition, certain auto and maintenance mechanics are employed under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers which runs through July 31, 2029.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of March 31, 2026 and December 31, 2025 (in millions):

	U.S. Domestic Package	International Package	SCS	Consolidated
Balance as of December 31, 2025	$847	$596	$4,394	$5,837
Currency / Other	—	(8)	(33)	(41)
Balance as of March 31, 2026	$847	$588	$4,361	$5,796
Changes during the three months ended March 31, 2026 reflect the impact of U.S. Dollar exchange rate movements on non‑U.S. Dollar goodwill balances.
For each of our reporting units, we continue to monitor the impact of macroeconomic conditions and business performance on our estimates of fair value. During the three months ended March 31, 2026, none of our reporting units had indications that an impairment was more likely than not. As of our July 1, 2025 testing date, approximately $877 and $738 million of our $4.8 billion consolidated goodwill balance was represented by our Global Freight Forwarding ("GFF") and Healthcare Logistics and Distribution ("HLD") reporting units, respectively. Based on our most recent annual impairment evaluation, both reporting units exhibited a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. Actual reporting unit performance, revisions to our forecasts of future-performance, market factors, changes in global trade policy, changes in estimates or assumptions in future impairment testing, or a combination thereof could result in a non-cash impairment charge in one or more of our reporting units during a future period. An interim quantitative test for goodwill impairment was performed in the fourth quarter of 2025 on the GFF reporting unit which resulted in no impairment. For further discussion see note 7 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes intangible assets as of March 31, 2026 and December 31, 2025 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2026:
Capitalized software	$6,963	$(4,717)	$2,246
Customer relationships	1,416	(317)	1,099
Trademarks, patents and other	369	(165)	204
Franchise rights	377	(68)	309
Trade name	116	(42)	74
Licenses	90	(46)	44
Amortizable intangible assets	$9,331	$(5,355)	$3,976
Indefinite-lived intangible assets	5	—	5
Total Intangible Assets	$9,336	$(5,355)	$3,981
December 31, 2025:
Capitalized software	$6,810	$(4,593)	$2,217
Customer relationships	1,438	(293)	1,145
Trademarks, patents and other	368	(154)	214
Franchise rights	382	(68)	314
Trade name	116	(39)	77
Licenses	88	(39)	49
Amortizable intangible assets	$9,202	$(5,186)	$4,016
Indefinite-lived intangible assets	5	—	5
Total Intangible Assets	$9,207	$(5,186)	$4,021
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. For the three months ended March 31, 2026, there were no impairment charges for finite-lived intangible assets.
For the three months ended March 31, 2025, we recorded an impairment charge of $32 million ($24 million after tax) within Other expenses in our statement of consolidated income. This charge represented software impairment within our digital businesses.

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
As of March 31, 2026, we had $1.9 billion of additional leases which had not commenced and are expected to commence later in 2026 through 2027. These leases are primarily related to aircraft and will commence when the related aircraft is delivered. Other leases will commence when we are granted access to the property, such as when leasehold improvements are completed or a certificate of occupancy is obtained.
The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$244	$231
Finance lease costs:
Amortization of assets	44	35
Interest on lease obligations	11	7
Total finance lease costs	55	42
Variable lease costs	102	72
Short-term lease costs	333	212
Total lease costs	$734	$557

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2026	2025

Fixed-rate senior notes:
2.400% senior notes	$500	2026	$500	$500
3.050% senior notes	1,000	2027	998	998
3.400% senior notes	750	2029	748	748
2.500% senior notes	400	2029	399	399
4.450% senior notes	750	2030	747	747
4.650% senior notes	500	2030	498	498
4.875% senior notes	900	2033	896	896
5.150% senior notes	900	2034	894	894
5.250% senior notes	1,250	2035	1,240	1,240
6.200% senior notes	1,500	2038	1,487	1,487
5.200% senior notes	500	2040	495	495
4.875% senior notes	500	2040	492	492
3.625% senior notes	375	2042	369	369
3.400% senior notes	500	2046	493	493
3.750% senior notes	1,150	2047	1,138	1,138
4.250% senior notes	750	2049	744	744
3.400% senior notes	700	2049	689	689
5.300% senior notes	1,250	2050	1,232	1,232
5.050% senior notes	1,100	2053	1,082	1,083
5.500% senior notes	1,100	2054	1,087	1,087
5.950% senior notes	1,250	2055	1,232	1,232
5.600% senior notes	600	2064	590	590
6.050% senior notes	1,000	2065	985	985
Floating-rate senior notes:
Floating-rate senior notes	1,883	2049-2075	1,861	1,863
Debentures:
7.620% debentures	276	2030	279	279
Pound Sterling notes:
5.500% notes	88	2031	87	89
5.125% notes	600	2050	571	585
Euro senior notes:
1.000% senior notes	575	2028	574	587
1.500% senior notes	575	2032	573	586
Finance lease obligations	1,085	2026-2118	1,085	781
Facility notes, bonds and other	321	2026-2045	321	321
Total debt	$24,628		$24,386	$24,127
Less: current maturities			(637)	(608)
Long-term debt			$23,749	$23,519

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. There was no commercial paper outstanding as of March 31, 2026 or December 31, 2025. The amount of commercial paper outstanding under these programs in the remainder of 2026 is expected to fluctuate.
Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term debt in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion, expires on November 23, 2026 and bears interest at a periodic fixed rate equal to the term Secured Overnight Financing Rate ("SOFR"), plus an applicable margin based on our then-current credit rating. The second agreement provides revolving credit facilities of $2.0 billion, expires on November 25, 2029 and bears interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of March 31, 2026 for both agreements was 0.70%. If the credit ratings established by Standard & Poor's and Moody's differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate.
There were no amounts outstanding under these facilities as of March 31, 2026 or December 31, 2025. For further discussion see note 9 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions. We were in compliance with these financial covenants for all periods presented.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities and excluding leases, was approximately $22.4 and $22.8 billion as of March 31, 2026 and December 31, 2025, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
Other Arrangements
During the three months ended March 31,2026, we entered into three new aircraft leases under an existing financing arrangement. The structure of this arrangement required parent company guarantees of approximately $1.8 billion.
In 2025 we entered into a real estate transaction for the development of a facility and recognized a financing obligation, which will continue to increase as construction progresses. As of March 31, 2026 and December 31, 2025 we recognized $164 and $132 million, respectively, within Other Non-Current Liabilities in our consolidated balance sheets. For further discussion see note 9 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

On November 4, 2025, one of our cargo aircraft was involved in an accident at Louisville Muhammad Ali International Airport. We maintain industry-standard insurance coverage for this incident and are continuing to assess the impact on the environment and our business. As of March 31, 2026 and December 31, 2025, we recorded immaterial contingencies related to environmental remediation and other claims in Other current liabilities with corresponding insurance recoveries in Accounts receivable, net in our consolidated balance sheets. In addition, we are subject to a number of claims, litigation and other proceedings arising out of this incident. It is reasonably possible the resolution of these matters could result in additional charges and related insurance recoveries in future periods, the amount of which cannot be reasonably estimated at this time. We do not believe the financial impact will be material to our results of operations or liquidity.
On February 20, 2026, the U.S. Supreme Court (the "Court") issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The Court’s ruling did not address the manner or timing of any potential IEEPA tariff refunds. From time to time, we act as an intermediary for cross‑border shipments and, in certain circumstances, may pay customs tariffs, duties, taxes or other governmental charges on behalf of customers. Such

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

amounts are generally passed through to customers in accordance with our contract terms and may be reflected as outstanding receivables in our consolidated balance sheets. On February 24, 2026, U.S. Customs and Border Protection ("CBP") stopped collecting IEEPA tariffs and we stopped paying IEEPA tariffs for new entries. On April 20, 2026, CBP launched Phase 1 of an administrative IEEPA tariff refund process. UPS has begun to file refund requests for the approximately $500 million of IEEPA tariffs paid for entries eligible for refund under this Phase. This Phase does not presently cover all types of entries for which IEEPA tariffs were paid. Subsequent phases of the IEEPA tariff refund process may become available, but additional details are not known at this time.
The future impact resulting from this matter will continue to be influenced by multiple factors, including the interpretation and implementation of the Supreme Court’s decision by other courts, potential developments at CBP and other regulatory authorities, as well as potential legislative responses, related litigation and the recoverability of receivables from customers. Any tariffs previously paid that are determined to be recoverable from CBP on behalf of our customers or amounts refundable to customers for tariffs previously paid will be recognized when realization is probable and the amounts can be reasonably estimated. As of March 31, 2026, no amounts related to potential tariff refunds or amounts refundable to customers for tariffs previously paid have been recognized.
We will continue to monitor and evaluate the financial statement impact of related developments.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Noncontrolling Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol "UPS". Class A and B shares each have a $0.01 par value and, as of March 31, 2026, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of March 31, 2026, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling interests accounts for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Class A Common Stock:
Balance at beginning of period	$1	$2
Class A shares issued at end of period	$1	$2
Class B Common Stock:
Balance at beginning of period	$8	$7
Class B shares issued at end of period	$8	$7
Additional Paid-In Capital:
Balance at beginning of period	$275	$136
Stock award plans	40	39
Common stock purchases(1)	—	(262)
Common stock issuances	65	96
Other	2	(9)
Balance at end of period	$382	$—
Retained Earnings:
Balance at beginning of period	$20,151	$20,882
Net income	864	1,187
Dividends ($1.64 per share for both the three months ended March 31, 2026 and 2025) (2)	(1,393)	(1,392)
Common stock purchases(1)	—	(738)
Balance at end of period	$19,622	$19,939
Noncontrolling Interests:
Balance at beginning of period	$28	$25
Change in non-controlling interest	—	(1)
Balance at end of period	$28	$24
(1)    In the three months ended March 31, 2025 we repurchased 8.6 million shares of class B common stock for $1.0 billion under our 2023 share repurchase authorization.
(2)    The dividend per share amount is the same for both class A and class B common stock. Dividends include $41 and $44 million for the three months ended March 31, 2026 and 2025, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The activity in accumulated other comprehensive income (loss) ("AOCI") was as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Foreign Currency Translation Loss, Net of Tax:
Balance at beginning of period	$(1,058)	$(1,586)
Translation adjustment (net of tax effect of $(5) and $(1) for the three months ended March 31, 2026 and 2025, respectively)	(151)	129
Balance at end of period	(1,209)	(1,457)
Unrealized (Loss) Gain on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	(253)	91
Current period changes in fair value (net of tax effect of $20 and $(30) for the three months ended March 31, 2026 and 2025, respectively)	62	(96)
Reclassification to earnings (net of tax effect of $6 and $(13) for the three months ended March 31, 2026 and 2025, respectively)	19	(43)
Balance at end of period	(172)	(48)
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(2,897)	(2,813)
Reclassification to earnings (net of tax effect of $9 and $9 for the three months ended March 31, 2026 and 2025, respectively)	28	30
Balance at end of period	(2,869)	(2,783)
Other activity:
Balance at beginning of period	—	(1)
Current period other activity	—	1
Accumulated other comprehensive loss at end of period	$(4,250)	$(4,288)
Detail of the gains (losses) reclassified from accumulated other comprehensive loss to the statements of consolidated income was as follows (in millions):

	Three Months Ended March 31,		Affected Line Item in
	2026	2025	the Income Statement
Unrealized (Loss) Gain on Cash Flow Hedges:
Foreign currency exchange contracts	$(24)	$57	Revenue
Other	(1)	(1)	Interest expense
Income tax (expense) benefit	6	(13)	Income tax expense
Impact on net income	(19)	43	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(37)	(39)	Investment income and other
Income tax (expense) benefit	9	9	Income tax expense
Impact on net income	(28)	(30)	Net income
Total amount reclassified for the period	$(47)	$13	Net income

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

International Package
International Package operations include delivery to more than 200 countries and territories worldwide, including shipments wholly outside the United States, as well as shipments with either an origin or destination outside the United States. We offer a wide selection of guaranteed day- and time-definite international transportation services supported by our brokerage capabilities that facilitate cross‑border clearance for international shipments. International Package includes our operations in Europe, Middle East and Africa ("EMEA"), Canada and Latin America (together "Americas") and Asia.
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
The CODM regularly reviews segment-level expense details which include compensation and benefits for the Domestic Package segment and compensation, benefits and purchased transportation for the International Package segment, when assessing operating segment performance. These expense categories represent the primary metrics used by the CODM to assess segment performance. For the Domestic Package segment, compensation and benefits are evaluated separately, whereas for the International Package segment, these categories are assessed in aggregate.
Certain expenses are allocated between the segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the first quarter of 2026.
As we operate an integrated, global multimodal network, we evaluate many of our capital expenditure decisions at a network level. Accordingly, expenditures on property, plant and equipment by segment are not presented.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment results of operations for the three months ended March 31, 2026 and 2025 were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
U.S. Domestic Package:
Revenue	$14,125	$14,460
Less:
Compensation	4,774	5,098
Benefits	4,101	4,169
Other segment items(1)	4,735	4,214
U.S. Domestic Operating profit/(loss)	$515	$979
International Package:
Revenue	$4,540	$4,373
Less:
Compensation and benefits	1,036	957
Purchased transportation	949	905
Other segment items(1)	2,008	1,870
International Operating profit/(loss)	$547	$641
Reconciliation of revenue:
Total U.S. Domestic Package and International Package Revenue	$18,665	$18,833
Other revenues(2)	2,537	2,713
Total Consolidated Revenue	$21,202	$21,546
Reconciliation of segment operating profit to income before income taxes:
Total U.S. Domestic Package and International Package Operating profit/(loss)	$1,062	$1,620
Other profit/(loss)(2)	205	46
Other pension income (expense)	67	37
Investment income and other	56	42
Interest expense	(266)	(222)
Total Consolidated Income Before Income Taxes	$1,124	$1,523
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
The amounts of depreciation and amortization by reportable segment disclosed for the three months ended March 31, 2026 and 2025 are included within the other segment items captions in the table above. These totals are presented after applying activity-based costing methods to allocate expenses between segments as noted above.

	Three Months Ended March 31,
	2026	2025
Depreciation and amortization
U.S. Domestic Package	$683	$623
International Package	194	202
Other depreciation and amortization(1)	108	87
Consolidated Depreciation and Amortization	$985	$912
(1)    Depreciation and amortization from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets by reportable segment as of March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	2026	2025
Segment Assets
U.S. Domestic Package	$37,667	$38,359
International Package	18,079	18,214
Other assets(1)	12,356	12,693
Unallocated assets(2)	3,707	3,824
Consolidated Assets	$71,809	$73,090
(1)    Assets from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions.
(2)    Unallocated assets consist primarily of cash held by our centralized investment entity.
NOTE 13. EARNINGS PER SHARE
The earnings per share amounts are the same for class A and class B common shares as the holders of each class are legally entitled to equal per-share distributions whether through dividends or in liquidation.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$864	$1,187
Denominator:
Weighted-average shares	849	849
Vested portion of restricted shares	1	1
Denominator for basic earnings per share	850	850

Denominator for diluted earnings per share	850	850
Basic earnings per share(1)	$1.02	$1.40
Diluted earnings per share(1)	$1.02	$1.40
(1)    Earnings per share is computed using unrounded amounts.
Diluted earnings per share for the three months ended March 31, 2026 and 2025 excluded the effect of 4.6 and 0.5 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive.

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

Outstanding Positions
As of March 31, 2026 and December 31, 2025, the notional amounts of our outstanding derivative positions were as follows (in millions):

		March 31, 2026	December 31, 2025
Currency hedges:
Euro	EUR	2,887	2,764
British Pound Sterling	GBP	433	410
Canadian Dollar	CAD	1,546	1,574
Hong Kong Dollar	HKD	4,767	4,317
Chinese Renminbi	CNH	7,236	6,743
As of March 31, 2026 and December 31, 2025, we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in our consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.
We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in our

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in our consolidated balance sheets had we elected to apply the right of offset as of March 31, 2026 and December 31, 2025 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$16	$5	$5	$—
Foreign currency exchange contracts	Other non-current assets	Level 2	28	4	6	—
Total Asset Derivatives			$44	$9	$11	$—

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$51	$83	$40	$78
Foreign currency exchange contracts	Other non-current liabilities	Level 2	51	91	29	87
Total Liability Derivatives			$102	$174	$69	$165
Our foreign currency exchange rate derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, foreign currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.

Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in our consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of March 31, 2026 and December 31, 2025 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	March 31, 2026	March 31, 2026	December 31, 2025	December 31, 2025
Long-term debt and finance leases	$279	$3	$279	$3
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains (losses) that were recognized in Revenue in our statements of consolidated income for cash flow hedges, for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Gain or (loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	$(24)	$57
Total amount of income presented in the statement of income	$(24)	$57
The following table indicates the amount of gains (losses) that were recognized in AOCI for the three months ended March 31, 2026 and 2025 for those derivatives designated as cash flow hedges (in millions):

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2026	2025
Three Months Ended March 31:
Foreign currency exchange contracts	$82	$(126)
Total	$82	$(126)
As of March 31, 2026, there were $41 million of pre-tax losses related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending March 31, 2027. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately 3 years.
The following table indicates the amount of gains (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three months ended March 31, 2026 and 2025 for those instruments designated as net investment hedges (in millions):

Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2026	2025
Three Months Ended March 31:
Foreign currency denominated debt	$43	$(81)
Total	$43	$(81)
NOTE 15. INCOME TAXES
Our effective tax rate for the three months ended March 31, 2026, increased to 23.1% compared to 22.1% in the same period of 2025. The year-over-year increase in our effective tax rate was mainly driven by the 2025 valuation allowance release described below. In addition, unfavorable changes in our jurisdictional earnings mix are being offset by favorable changes from the One Big Beautiful Bill Act ("OBBBA") and creditable foreign taxes in the U.S.
As of December 31, 2024, we maintained a full valuation allowance of $105 million against our U.S. capital loss deferred tax asset. During the first quarter of 2025, we released $10 million of this valuation allowance and by the third quarter of 2025, we released all of this valuation allowance as a result of net capital gains from property sales transactions.

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
The table below presents transformation strategy costs for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Transformation Strategy Costs:
Compensation and benefits	$31	$24
Total Other expenses	24	34
Total Transformation Strategy Costs	$55	$58
Income Tax Benefit from Transformation Strategy Costs (1)	(13)	(14)
After-Tax Transformation Strategy Costs	$42	$44
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
Accruals for separation costs of $51 and $117 million were included in Other current liabilities in our consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, we made payments of $91 million and recognized additional separation costs of $25 million.
In the first quarter of 2026, we offered a voluntary separation program, the Driver Choice Program, to all full-time drivers in the United States. The program election window closed in the first quarter of 2026, and final acceptances were determined and communicated to impacted employees in the second quarter of 2026. As a result of this program, we expect to record approximately $1.2 billion in separation costs and related payroll taxes in 2026, the majority of which will be recognized in the second quarter.
Other costs incurred in furtherance of our transformation strategy are primarily related to fees paid to third-party service providers and are not incurred as a result of restructuring, exit or disposal activities and, as period costs, do not give rise to restructuring, exit or disposal liabilities.
Transformation strategy costs during the periods presented related to our Transformation 2.0, Fit to Serve, and Network Reconfiguration and Efficiency Reimagined programs. Total costs by program are shown in the table below for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Transformation Strategy Costs:
Transformation 2.0	$—	$16
Fit to Serve	—	19
Network Reconfiguration and Efficiency Reimagined	55	23
Total Transformation Strategy Costs	$55	$58
Our transformation strategy activities have spanned several years and are designed to fundamentally change the spans and layers of our organization structure, processes, technologies and the composition of our business portfolio. Our transformation strategy includes initiatives within our Transformation 2.0, Fit to Serve, and Network Reconfiguration and Efficiency Reimagined programs. Previously completed initiatives within Transformation 2.0 and Fit to Serve are described in note 18 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Network Reconfiguration and Efficiency Reimagined: Our Network of the Future initiative is intended to enhance the efficiency of our network through automation and operational sort consolidation in our U.S. Domestic network. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and has led, and could continue to lead, to a reduction in the number of our facilities, vehicles and aircraft and workforce, as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration. In connection therewith, we have closed daily operations at 23 leased and owned buildings, 22 of which have been permanently closed during the first three months of 2026. We have identified 27 additional buildings for closure in 2026. We will continue to review expected changes in volume in our integrated air and ground network and may identify additional workforce reductions and buildings for closure. As of March 31, 2026, we had incurred program costs to date of $599 million, including $55 million in 2026. These initiatives are expected to conclude by 2027.
In addition, we have incurred and expect to continue to incur other costs and benefits associated with our Network Reconfiguration programs and anticipated lower volumes, including early asset retirement, lease related costs and gains from the sale of properties. It is our intention to exit or abandon leases, sell property and transfer or dispose of equipment associated with closed facilities. During three months ended March 31, 2026, we recorded $47 million in gains on sales of properties. We expect the costs and benefits associated with these actions may increase should we determine to close additional buildings.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We continue to execute our Customer First, People Led and Innovation Driven strategy to grow in the most attractive parts of the market including healthcare, small and medium-sized businesses ("SMBs") and international. During the first quarter of 2026, we took several steps in furtherance of this strategy, including continued targeted volume reduction from our largest customer, the deliberate shift in our business to increase our focus on higher yielding volume and progress on previously announced initiatives related to workforce optimization and the outsourcing of last-mile delivery of a portion of our Ground Saver product to the United States Postal Service ("USPS"), as well as related network capacity actions. As previously disclosed, by June 2026 we expect to complete our targeted volume reduction from our largest customer by more than 50% from 2024 levels.
We also continued to progress on our Network of the Future initiative, which is intended to enhance the efficiency of our U.S. Domestic Package network through automation and operational sort consolidation. Our related Network Reconfiguration initiative expanded our Network of the Future initiative, and has led, and could continue to lead, to further consolidations in facilities, vehicles, aircraft and workforce, as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration. See Supplemental Information - Items Affecting Comparability for additional discussion of this initiative.
In addition, we continued a number of initiatives supporting growth in healthcare and international markets. We advanced the integration of Andlauer Healthcare Group ("AHG") to further strengthen our healthcare logistics capabilities. Internationally, we invested in network enhancements, including expansion at our Incheon, South Korea hub, in Taiwan we opened our largest and most advanced logistics center in the region and in Europe we executed initiatives to improve ground speed, all of which are intended to support premium volume growth and revenue quality.
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions ("SCS").
Our financial results for the three months ended March 31, 2026 reflected the impact of a complex macro environment, including volatile global markets, higher fuel costs arising from the conflict in the Middle East, as well the impact of our strategic actions. We also experienced certain cost pressures that we expect to abate in the second quarter of 2026. Our focus on revenue quality has delivered several consecutive quarters of product and customer mix improvements.
For the three months ended March 31, 2026, consolidated revenue was $21.2 billion, consolidated operating profit was $1.3 billion, and operating margin was 6.0%. We also returned $1.4 billion of cash to shareholders through dividends.
Highlights of our consolidated results compared to our results for the three months ended March 31, 2025, which are discussed in more detail below, include:

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenue (in millions)	$21,202	$21,546	$(344)	(1.6)%
Operating Expenses (in millions)	19,935	19,880	55	0.3%
Operating Profit (in millions)	$1,267	$1,666	$(399)	(23.9)%
Operating Margin	6.0%	7.7%
Net Income (in millions)	$864	$1,187	$(323)	(27.2)%
Basic Earnings Per Share	$1.02	$1.40	$(0.38)	(27.1)%
Diluted Earnings Per Share	$1.02	$1.40	$(0.38)	(27.1)%

Operating Days	62	62
Average Daily Package Volume (in thousands)	19,184	20,789		(7.7)%
Average Revenue Per Piece	$15.32	$14.22	$1.10	7.7%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•Average daily package volume in our global small package operations decreased driven primarily by continued progress of planned volume declines from our largest customer, revenue quality actions, including those affecting certain e-commerce customers, and the impact of 2025 trade policy changes.
•Revenue declined driven by the average daily volume declines described above and decreases in our Mail Innovations volume, partially offset by improved revenue quality and benefits from our focus on higher yielding volume and the impact of the AHG acquisition in the fourth quarter of 2025.
•Operating expenses increased, primarily due to transition costs and excess operational staffing associated with outsourcing our Ground Saver product to the USPS, increased third-party lease expense to address capacity constraints resulting from fourth quarter 2025 aircraft retirements, higher workers' compensation expense, increased depreciation due to new investments, 2025 impairments of certain assets within our digital businesses and weather-related costs. This increase was partially offset by benefits from execution of our Network Reconfiguration and Efficiency Reimagined initiatives, as we were able to reduce headcount and labor hours to align with the volume decline described above. Expenses also decreased as a result of a decline in volume in our Mail Innovations business.
•Operating profit and operating margin decreased primarily due to the lower volumes in our global small package operations and the cost pressures described above, partially offset by the impact of revenue quality efforts and improvements within SCS.
•We reported net income of $864 million and diluted earnings per share of $1.02. Non-GAAP adjusted diluted earnings per share were $1.07 after adjusting for the after-tax impacts of transformation strategy costs of $42 million, or $0.05 per diluted share.
For additional operational results for the quarter specific to our segments, refer to Results of Operations - Segment Review below.
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act. As of March 31, 2026, no amounts related to potential tariff refunds or amounts refundable to customers for tariffs previously paid have been recognized. We will continue to monitor and evaluate the financial statement impact of related developments. For additional information on tariffs, see note 10 to the unaudited, consolidated financial statements included in this report.
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
Non-GAAP adjusted amounts reflect the following (in millions):

	Three Months Ended March 31,
Non-GAAP Adjustments	2026	2025
Operating Expenses:
Transformation Strategy Costs:
Transformation 2.0	$—	$16
Fit to Serve	—	19
Network Reconfiguration and Efficiency Reimagined	55	23
Total Transformation Strategy Costs	55	58
Goodwill and Asset Impairment Charges	—	39
Total Non-GAAP Adjustments to Operating Expenses	$55	$97

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Three Months Ended March 31,
Non-GAAP Adjustments	2026	2025
Other Income and (Expense):
Goodwill and Asset Impairment Charges	$—	$19
Total Non-GAAP Adjustments to Other Income	$—	$19

Total Non-GAAP Adjustments to Income Before Income Taxes	$55	$116

	Three Months Ended March 31,
Non-GAAP Adjustments	2026	2025
Income Tax (Benefit) Expense:
Transformation Strategy Costs:
Transformation 2.0	$—	$4
Fit to Serve	—	4
Network Reconfiguration and Efficiency Reimagined	13	6
Total Transformation Strategy Costs	13	14
Goodwill and Asset Impairment Charges	—	9
Reversal of Income Tax Valuation Allowance	—	10
Total Non-GAAP Adjustments to Income Tax Expense	$13	$33
Total Adjustments to Non-GAAP Net Income	$42	$83
The income tax impacts of these items are calculated at the statutory tax rates applicable in each tax jurisdiction.
We supplement the presentation of operating profit, operating margin, other income and (expense), income before income taxes, net income and earnings per share with non-GAAP financial measures that exclude the impact of the following:
Transformation Strategy Costs
We exclude the impact of charges related to activities within our transformation strategy. Our transformation strategy activities have spanned several years and are designed to fundamentally change the spans and layers of our organization structure, processes, technologies and the composition of our business portfolio. Our transformation strategy has included initiatives within our Transformation 2.0, Fit to Serve, and Network Reconfiguration and Efficiency Reimagined programs.
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
Our transformation strategy includes the following programs and initiatives:
Transformation 2.0: We reduced spans and layers of management, reviewed and refined our business portfolio and invested in certain technologies to reduce costs, increase visibility and reduce reliance on legacy systems. Costs associated with Transformation 2.0 consisted primarily of compensation and benefit costs related to reductions in our workforce and fees paid to third-party consultants. This initiative was completed in 2025.
Fit to Serve: We undertook our Fit to Serve initiative to right-size our business to create a more efficient operating model that was more responsive to market dynamics through a workforce reduction, primarily within management. This initiative was completed in 2025.
Network Reconfiguration and Efficiency Reimagined: Our Network of the Future initiative is intended to enhance the efficiency of our network through automation and operational sort consolidation in our U.S. Domestic Package network. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and has led, and could continue to lead to further reductions in our facilities, vehicles, aircraft and workforce, as well as an end-to-end process redesign. We launched our

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration. Through these initiatives we have reduced our operational workforce and closed certain daily operations at leased and owned buildings. We continue to review expected changes in volume in our integrated air and ground network to identify additional workforce reductions and buildings for closure. In the first quarter of 2026, we closed 23 leased and owned buildings, 22 of which have been permanently closed as of March 31, 2026. We have identified 27 additional buildings for closure in 2026. We will continue to review expected changes in volume in our integrated air and ground network and may identify additional workforce reductions and buildings for closure. In the first three months of 2026, we achieved approximately $600 million of program cost savings, and expect to achieve approximately $3 billion in full year-over-year cost savings from this initiative in 2026.

In connection with these Network Reconfiguration and Efficiency Reimagined programs, we expect non-GAAP adjusted operating expense to exclude between $1.3 and $1.5 billion in cost during 2026, primarily related to employee separation benefits and third-party consulting fees of which $1.2 billion will be related to the Driver Choice Program. As of March 31, 2026, we had incurred program costs to date of $599 million, including $55 million in 2026. These initiatives are expected to conclude by 2027.
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
In addition, we have incurred and expect to continue to incur other costs and benefits associated with our Network Reconfiguration programs and anticipated lower volumes, including early asset retirement, lease related costs and gains from the sale of properties. It is our intention to exit or abandon leases, sell property and transfer or dispose of equipment associated with closed facilities. During the first quarter of 2026, we recorded $47 million in gains on sales of properties. We expect the costs and benefits associated with these actions may increase should we determine to close additional buildings.
For more information regarding transformation strategy costs, see note 16 to the unaudited, consolidated financial statements.
Goodwill and Asset Impairments
We exclude the impact of goodwill and certain asset impairment charges. We do not consider these charges when evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards. For more information regarding goodwill and asset impairment, see note 7 to the unaudited, consolidated financial statements.
Reversal of Income Tax Valuation Allowance
We previously recorded non-GAAP adjustments for transactions that resulted in capital loss deferred tax assets not expected to be realized. As a result of property sales during 2025, these capital losses were fully realized within the 2025 financial reporting period. We supplement our presentation with non-GAAP adjusted financial measures that exclude the impact of the reversals of the valuation allowances against these deferred tax assets as we believe such treatment is consistent with how the valuation allowance was initially established.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Segment Review
The results and discussions that follow are reflective of how management monitors and evaluates the performance of our segments as defined in note 12 to the unaudited, consolidated financial statements.
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Our allocation methodologies are refined periodically, or as necessary to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the first quarter of 2026.
As a normal part of managing our air network, we routinely idle aircraft and engines temporarily for maintenance or to adjust network capacity. As of March 31, 2026, we had two aircraft temporarily idled for an average period of approximately seven months in order to better match capacity with current demand. Temporarily idled assets are classified as held-and-used, and we continue to record depreciation expense for these assets. We expect these aircraft to return to operational service during the fourth quarter of 2026. Following the permanent grounding and retirement of our MD‑11 fleet in the fourth quarter of 2025, we experienced increased third-party lease expense to address capacity constraints. During the first quarter of 2026, we took delivery of three Boeing 767-300 aircraft, which were accounted for as finance leases, and began to reduce the associated third-party expense.
We test goodwill for impairment annually at July 1 and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Testing goodwill for impairment requires that we make a number of significant assumptions, including assumptions related to projections of future revenues, costs, capital expenditures, working capital, our cost of capital, long-term growth rates, market comparables and discount rates. We are also required to make assumptions relating to our overall business and operating strategy, and the regulatory and market environment.
For each of our reporting units, we continue to monitor the impact of macroeconomic conditions and business performance on our estimates of fair value. During the three months ended March 31, 2026, none of our reporting units had indications that an impairment was more likely than not. As of our July 1, 2025 testing date, approximately $877 million and $738 million of our $4.8 billion consolidated goodwill balance was represented by our Global Freight Forwarding ("GFF") and Healthcare Logistics and Distribution ("HLD") reporting units, respectively, included in SCS. Based on our most recent annual impairment evaluation, both reporting units exhibited a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. An interim quantitative test for goodwill impairment performed in the fourth quarter of 2025 on the GFF reporting unit did not result in an impairment. For further discussion see note 7 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended March 31,		Change
	2026	2025	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,366	1,520		(10.1)%
Deferred	806	866		(6.9)%
Ground	13,868	15,057		(7.9)%
Total Average Daily Package Volume	16,040	17,443		(8.0)%
Average Revenue Per Piece:
Next Day Air	$27.79	$25.05	$2.74	10.9%
Deferred	20.91	19.54	1.37	7.0%
Ground	12.14	11.47	0.67	5.8%
Total Average Revenue Per Piece	$13.91	$13.06	$0.85	6.5%
Operating Days in Period	62	62
Revenue (in millions):
Next Day Air	$2,354	$2,361	$(7)	(0.3)%
Deferred	1,045	1,049	(4)	(0.4)%
Ground	10,438	10,709	(271)	(2.5)%
Cargo and Other	288	341	(53)	(15.5)%
Total Revenue	$14,125	$14,460	$(335)	(2.3)%
Operating Expenses (in millions):
Operating Expenses	$13,610	$13,481	$129	1.0%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	(50)	(32)	(18)	56.3%
Non-GAAP Adjusted Operating Expenses	$13,560	$13,449	$111	0.8%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$515	$979	$(464)	(47.4)%
Non-GAAP Adjusted Operating Profit	$565	$1,011	$(446)	(44.1)%
Operating Margin	3.6%	6.8%
Non-GAAP Adjusted Operating Margin	4.0%	7.0%
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
First quarter 2026 vs. 2025	(8.0)%	4.7%	1.0%	(2.3)%
The growth in rates and product mix shown above includes contributions from our air cargo product, which is measured by dimensional weight rather than on a per piece basis and therefore does not impact the volume and revenue per piece discussions below.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased, driven by our continued execution of planned volume declines from our largest customer and deliberate actions to remove certain lower-yielding e-commerce volume, reflecting our ongoing revenue quality actions and challenging market conditions. These overall declines were partially offset by continued growth from SMBs who leveraged our Digital Access Program ("DAP").
Residential ("business-to-consumer") and commercial ("business-to-business") volume declined. Business-to-consumer volume decreased 10.4%, due to the actions discussed above. Business-to-business volume decreased 5.1%, primarily driven by the retail sector.
Within our Air products, average daily volume decreased 9.0%, driven by the continued execution of planned volume declines from our largest customer, partially offset by growth in the healthcare sector.
Ground average daily volume decreased 7.9%, driven primarily by the business-to-consumer volume reductions discussed above.
Revenue Per Piece
Revenue per piece increased 6.5%, driven by an average 5.9% net increase in base and accessorial rates implemented throughout 2025, favorable customer and product mix and higher fuel surcharges.
Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that adjusts weekly and is intended to mitigate the impact of fuel price volatility. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price. During the first quarter of 2026, the conflict in the Middle East resulted in higher fuel costs and higher fuel surcharge rates. Fuel surcharge revenue increased $146 million for the quarter primarily as a result of higher fuel surcharge rates, partially offset by the impact of lower volume.
Operating Expenses
Operating expenses increased, primarily due to higher facility and transportation and other expenses, partially offset by cost reductions from execution of our Network Reconfiguration and Efficiency Reimagined initiatives primarily within compensation and benefits.
The change in operating expenses included the following:
•Facility and transportation related costs increased $341 million, primarily due to higher fees paid to the USPS associated with outsourcing our Ground Saver product, increased expense related to routine repairs and maintenance and higher weather-related costs.
•Other expenses increased $180 million, driven primarily by higher third-party lease expense to address capacity constraints resulting from fourth quarter 2025 aircraft retirements, partially offset by gains on sales of properties.
•Compensation and benefits expense decreased $392 million, driven by reductions in headcount as we executed our Network Reconfiguration and Efficiency Reimagined initiatives, fewer labor hours resulting from fewer stops associated with the outsourcing of our Ground Saver product and lower volume as described above. Lower pension and health and welfare costs within our U.S. union workforce also contributed to the decrease, partially offset by increases in transition costs and excess operational staffing associated with outsourcing our Ground Saver product, increases in contractual wage rates and higher workers' compensation expense due to less favorable development in prior year claims.
Our non-GAAP adjusted operating expenses exclude the impact of transformation strategy costs of $50 and $32 million in the first quarters of 2026 and 2025, respectively. Transformation strategy costs during both periods related to our Network Reconfiguration and Efficiency Reimagined programs. Costs in the 2025 period also included costs related to our Transformation 2.0 and Fit to Serve programs. These primarily consisted of compensation and benefits costs, as well as fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of transformation strategy costs excluded from our non-GAAP financial measures.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cost per piece increased 9.7% during the first quarter of 2026 primarily driven by higher fees paid to the USPS and transition costs and excess operational staffing associated with outsourcing our Ground Saver product to the USPS, higher third‑party lease expense to address capacity constraints resulting from aircraft retirements, higher weather-related costs, contractual wage rate increases and lower average daily volume. Non-GAAP adjusted cost per piece increased 9.5%.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $464 million, with operating margin decreasing 320 basis points to 3.6%. Non-GAAP adjusted operating profit decreased $446 million, with non-GAAP adjusted operating margin decreasing 300 basis points to 4.0%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended March 31,		Change
	2026	2025	$	%
Average Daily Package Volume (in thousands):
Domestic	1,471	1,575		(6.6)%
Export	1,673	1,771		(5.5)%
Total Average Daily Package Volume	3,144	3,346		(6.0)%
Average Revenue Per Piece:
Domestic	$9.16	$7.90	$1.26	15.9%
Export	34.21	31.37	2.84	9.1%
Total Average Revenue Per Piece	$22.49	$20.32	$2.17	10.7%
Operating Days in Period	62	62
Revenue (in millions):
Domestic	$835	$771	$64	8.3%
Export	3,548	3,444	104	3.0%
Cargo and Other	157	158	(1)	(0.6)%
Total Revenue	$4,540	$4,373	$167	3.8%
Operating Expenses (in millions):
Operating Expenses	$3,993	$3,732	$261	7.0%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	(4)	(13)	9	(69.2)%
Non-GAAP Adjusted Operating Expenses	$3,989	$3,719	$270	7.3%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$547	$641	$(94)	(14.7)%
Non-GAAP Adjusted Operating Profit	$551	$654	$(103)	(15.7)%
Operating Margin	12.0%	14.7%
Non-GAAP Adjusted Operating Margin	12.1%	15.0%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$156
Operating Expenses			(168)
Operating Profit			$(12)

(1)    Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
First quarter 2026 vs. 2025	(6.0)%	5.8%	0.5%	3.5%	3.8%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased for both domestic and export products, primarily in Europe, the Middle East and Africa ("EMEA"), reflecting our revenue quality efforts and global trade policy changes in 2025, including de minimis exclusions.
Domestic average daily volume decreased 6.6% primarily driven by business-to-consumer retail volume declines in EMEA, reflecting our revenue quality efforts, partially offset by growth in domestic standard products in Canada from healthcare and professional services customers.
Export average daily volume decreased 5.5% led by declines on the U.S. destination lanes resulting from trade policy changes, including de minimis exclusions. Total U.S. imports decreased led by average daily volume declines from EMEA and China. Despite the overall declines in the U.S. inbound lanes, we experienced growth in Asia to the rest of the world volumes as trade lanes shifted to these regions.

Revenue Per Piece
Revenue per piece increased 10.7%, led by increases in EMEA and the Americas. The increase was primarily driven by our revenue quality efforts, favorable shifts in customer mix to technology customers and favorable currency movements. Segment revenues were negatively impacted by declines on the China-to-U.S. trade lane as a result of the trade policy changes in 2025, including de minimis exclusions.

Domestic revenue per piece increased 15.9% primarily driven by shifts in customer mix, mainly in EMEA.
Export revenue per piece increased 9.1% primarily as a result of favorable shift in product mix in Canada, EMEA and U.S exports.
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates. During the first quarter of 2026, the conflict in the Middle East resulted in higher fuel costs and fuel surcharge rates. Most of our fuel surcharges adjust with fuel prices on a weekly basis and are intended to mitigate the impact of fuel price volatility.
Operating Expenses
Operating expenses increased $261 million for the quarter, including unfavorable currency movement. Integrated air and ground network costs increased $120 million as we continued to align our global network with shifting volume patterns. These cost increases were primarily due to increased aircraft maintenance, compensation and benefits, aircraft lease expense and charter utilization expenses associated with network disruptions due to the Middle East conflict. Pickup and delivery expenses increased by $76 million mainly due to unfavorable currency movements.
Non-GAAP adjusted operating expenses excluded the impact of transformation strategy costs, which were $4 and $13 million in the first quarters of 2026 and 2025, respectively. Transformation strategy costs during both the 2026 and 2025 periods relate to our Network Reconfiguration and Efficiency Reimagined programs. The costs in the 2025 periods also include costs related to our Transformation 2.0 and Fit to Serve programs and primarily consisted of compensation and benefits costs and fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of transformation strategy costs excluded from our non-GAAP financial measures.
Operating Profit and Margin
As a result of the factors described above, operating profit decreased $94 million, with operating margin decreasing 270 basis points to 12.0%. Non-GAAP adjusted operating profit decreased $103 million and non-GAAP adjusted operating margin decreased 290 basis points to 12.1%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SCS

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenue (in millions):
Forwarding	$656	$726	$(70)	(9.6)%
Logistics	1,409	1,572	(163)	(10.4)%
Other SCS	472	415	57	13.7%
Total Revenue	$2,537	$2,713	$(176)	(6.5)%
Operating Expenses (in millions):
Operating Expenses	$2,332	$2,667	$(335)	(12.6)%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	(1)	(13)	12	(92.3)%
Goodwill and Asset Impairment Charges	—	(39)	39	(100.0)%
Non-GAAP Adjusted Operating Expenses	$2,331	$2,615	$(284)	(10.9)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$205	$46	$159	345.7%
Non-GAAP Adjusted Operating Profit	$206	$98	$108	110.2%
Operating Margin	8.1%	1.7%
Non-GAAP Adjusted Operating Margin	8.1%	3.6%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$35
Operating Expenses			(34)
Operating Profit			$1
(1) Amount represents the change in currency translation compared to the prior year.
Revenue
Total revenue decreased for the quarter primarily due to a decline in Forwarding and Logistics revenue, partially offset by increases in revenue from our other SCS businesses.
Within our Forwarding businesses, revenue decreased $70 million primarily driven by lower volumes from international airfreight and change in product mix that drove growth in volume but at lower rates from ocean freight.
Within our Logistics businesses, revenue decreased $163 million due to declines in our Mail Innovations business which decreased due to our 2025 initiatives to improve revenue quality. The declines in Mail Innovations revenue were partially offset by a $188 million increase in revenue from our healthcare logistics business primarily due to our fourth quarter 2025 acquisition of AHG.
Revenue from our other businesses within SCS increased $57 million for the quarter, primarily driven by volume growth in both Roadie and Happy Returns within our digital businesses.
Operating Expenses
Total operating expenses and non-GAAP adjusted operating expenses within SCS decreased for the quarter driven primarily by volume declines in our Mail Innovations business, partially offset by increases in our healthcare logistics business due to our fourth quarter 2025 acquisition of AHG.
Non-GAAP adjusted operating expenses exclude the impact of transformation strategy costs, which were $1 and 13 million in the first quarters of 2026 and 2025, respectively. First quarter 2025 non-GAAP adjusted operating expense also excludes $39 million related to impairment of certain assets within our digital businesses.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Transformation strategy costs in SCS during the periods presented related to our Transformation 2.0, Fit to Serve, and Network Reconfiguration and Efficiency Reimagined programs. Within Transformation 2.0, we incurred costs related to financial system investments in 2025. Within Fit to Serve, we incurred severance costs in 2025. Within Efficiency Reimagined, we incurred costs related to end-to-end process redesign in both the 2026 and 2025 periods. See Supplemental Information - Items Affecting Comparability for additional discussion of items excluded from our non-GAAP adjusted financial measures.
Operating Profit and Margin
As a result of the factors described above, operating profit increased $159 million, with operating margin increasing to 8.1%. Non-GAAP adjusted operating profit increased $108 million and non-GAAP adjusted operating margin increased to 8.1%.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,545	$11,827	$(282)	(2.4)%
Transformation Strategy Costs	(31)	(24)	(7)	29.2%
Non-GAAP Adjusted Compensation and Benefits	$11,514	$11,803	$(289)	(2.4)%

Repairs and maintenance	$792	$732	$60	8.2%
Depreciation and amortization	985	912	73	8.0%
Purchased transportation	2,764	2,730	34	1.2%
Fuel	1,083	1,058	25	2.4%
Other occupancy	674	607	67	11.0%
Other expenses	2,092	2,014	78	3.9%
Total Other Expenses	8,390	8,053	337	4.2%
Transformation Strategy Costs	(24)	(34)	10	(29.4)%
Goodwill and Asset Impairment Charges	—	(39)	39	(100.0)%
Non-GAAP Adjusted Total Other Expenses	$8,366	$7,980	$386	4.8%

Total Operating Expenses	$19,935	$19,880	$55	0.3%
Non-GAAP Adjusted Total Operating Expenses	$19,880	$19,783	$97	0.5%

Currency (Benefit) / Cost - (in millions)(1)			$202
(1)    Amount represents the change in currency translation compared to the prior year.

	Three Months Ended March 31,		Change
	2026	2025	$
Non-GAAP Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs:
Compensation	$—	$3	$(3)
Benefits	31	21	10
Other expenses	24	34	(10)
Total Transformation Strategy Costs	$55	$58	$(3)
Other expenses:
Goodwill and Asset Impairment Charges	—	39	(39)
Total Non-GAAP Adjustments to Operating Expenses	$55	$97	$(42)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Compensation expense decreased $247 million. The principal factors contributing to the changes were:
•Direct labor costs decreased $210 million. The impact of volume declines as well as improved productivity from outsourcing our Ground Saver product decreased direct labor costs by $423 million. These decreases were partially offset by $286 million in wage rate growth driven by increased seniority and contractual wage rate increases, and by excess operational staffing associated with outsourcing our Ground Saver product.
•Management compensation costs decreased $43 million, primarily due to lower overall headcount. For additional information on our transformation strategy, see note 16 to the unaudited, consolidated financial statements.
Benefits costs decreased $35 million. Multiemployer pension and other postretirement, paid time off, payroll taxes, health and welfare and other costs decreased $114 million primarily due to headcount reductions. Workers' compensation expense increased $67 million due to less favorable development in prior year claims, partially offset by a reduction in hours worked.
Non-GAAP adjusted operating expenses for the first quarter of 2026 and 2025 excluded the impact of costs incurred under our Transformation 2.0, Fit to Serve and Network Reconfiguration and Efficiency Reimagined initiatives, and primarily consisted of employee benefits expense and related payroll tax expense. Compensation and benefits expenses under these initiatives were $31 and $24 million in the 2026 and 2025 periods, respectively. See Supplemental Information - Items Affecting Comparability for additional discussion of items excluded from our non-GAAP financial measures.
Repairs and Maintenance
Repairs and maintenance costs increased due to higher routine expenses for repairs to buildings and facilities, and an increase in aircraft maintenance costs.
Depreciation and Amortization
Amortization expense increased $40 million primarily from capitalized software investments and additional intangible assets acquired from AHG in the fourth quarter of 2025. Depreciation expense increased $33 million due to capital asset additions and building closures from our Network Reconfiguration and Efficiency Reimagined initiative which shortened useful lives and accelerated depreciation.
Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers increased $34 million. The changes were primarily driven by:
•Air carrier expense increased $78 million from additional leased aircraft to address temporary capacity constraints resulting from fourth quarter 2025 aircraft retirements.
•Ocean carrier expense decreased $34 million due to product mix changes, soft demand and lower market rates.
•Ground transportation expense decreased $24 million primarily due to the impact of volume declines related to our Mail Innovations business, which was partially offset by an increase in fees paid to the USPS associated with outsourcing our Ground Saver product, and expense increases in our digital businesses due to overall growth.
Fuel Expense
Fuel expense increased $25 million mainly attributable to higher prices for jet fuel, diesel and gasoline, partially offset by the impact of lower volumes. Market prices and the manner in which we purchase fuel influence our costs. During the first quarter of 2026, the conflict in the Middle East resulted in higher fuel costs. The majority of our fuel purchases utilize index-based pricing formulas plus or minus a fixed locational/supplier differential. While many of the indices are correlated, each index may respond differently to changes in underlying prices, which in turn can drive variability in our costs.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Occupancy
Other occupancy expense increased $67 million primarily due to new lease expenses, including leases acquired in the AHG acquisition and an increase occupancy expense from weather-related events.
Other Expenses
Other expenses increased $78 million, primarily from a $39 million increase in commissions paid due to our growth in our Digital Access Program and a $29 million increase in credit losses as a result of changes in the composition of our accounts receivable and specific customer matters.
In the first quarter of 2026, non-GAAP adjusted operating expenses excluded $24 million in transformation strategy costs for fees paid to outside professional service providers. In the 2025 period, non-GAAP adjusted operating expenses excluded $39 million related to the impairment of certain assets within our digital businesses and $34 million in transformation strategy costs for fees paid to outside professional service providers.
We expect to incur additional other expenses under our Network Reconfiguration and Efficiency Reimagined programs during the remainder of 2026. See Supplemental Information - Items Affecting Comparability for additional discussion on the types, amounts and timing thereof.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income (Expense)
The following table sets forth investment income and other and interest expense for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Investment Income and Other	$123	$79	$44	55.7%
Goodwill and Asset Impairment Charges	—	19	(19)	(100.0)%
Non-GAAP Adjusted Investment Income and Other	123	98	25	25.5%

Interest Expense	(266)	(222)	(44)	19.8%
Total Other Income (Expense)	$(143)	$(143)	$—	—%
Non-GAAP Adjusted Total Other Income (Expense)	$(143)	$(124)	$(19)	15.3%
Investment Income and Other
Investment income and other increased by $44 million. Investment income and other in the prior-year period included a $19 million asset impairment charge related to an equity method investment. Excluding the impact of this impairment, non-GAAP adjusted investment income and other increased by $25 million, primarily due to higher pension income, partially offset by lower interest rates and discount fees associated with our accounts receivable factoring program. Pension income increased primarily due to higher expected returns on pension assets, partially offset by an increase in interest cost as a result of overall plan growth and changes in demographic assumptions. For additional information on our factoring program, see note 3 to the unaudited, consolidated financial statements.
Interest Expense
Interest expense increased primarily due to higher average outstanding debt balances.
Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Income Tax Expense	$260	$336	$(76)	(22.6)%
Income Tax Impact of:
Transformation Strategy Costs	13	14	(1)	(7.1)%
Goodwill and Asset Impairment Charges	—	9	(9)	(100.0)%
Reversal of income tax valuation allowance	—	10	(10)	(100.0)%
Non-GAAP Adjusted Income Tax Expense	$273	$369	$(96)	(26.0)%
Effective Tax Rate	23.1%	22.1%
Non-GAAP Adjusted Effective Tax Rate	23.2%	22.5%
For additional information on our income tax expense and effective tax rate, see note 15 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of March 31, 2026, we had $5.8 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures, pension contributions, transformation strategy costs, including voluntary separation programs, debt obligations and shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Three Months Ended March 31,
	2026	2025
Net income	$864	$1,187
Non-cash operating activities (1)	1,358	1,173
Pension and postretirement medical benefit plan contributions (company-sponsored plans)	(79)	(67)
Income tax receivables and payables	62	211
Changes in working capital and other non-current assets and liabilities	77	(219)
Other operating activities	(58)	33
Net cash from operating activities	$2,224	$2,318
(1)    Represents depreciation and amortization, gains and losses on derivative transactions and foreign currency exchange, disposal of assets and businesses, deferred income taxes, allowances for expected credit losses, amortization of operating lease assets, pension and postretirement medical benefit plan (income) expense, stock compensation expense, changes in casualty self-insurance reserves, goodwill and other asset impairment charges and other non-cash items.
Net cash from operating activities decreased $94 million primarily due to a reduction in net income.
This decrease was partially offset by working capital benefits from:
•Favorable changes in accounts payable reflecting increased days payable outstanding.
•Increased collection of receivables, including $952 million from our accounts receivable factoring program.
As of March 31, 2026, approximately $2.0 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts, strategic operating needs and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance our business operations and planned capital expenditures, pension contributions, transformation strategy costs, debt obligations and shareowner returns. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary (uses) sources of cash from investing activities were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash used in investing activities	$(944)	$(1,355)

Capital Expenditures:
Buildings, facilities and plant equipment	$(804)	$(428)
Information technology	(200)	(259)
Aircraft and parts	(17)	(70)
Vehicles	(10)	(119)
Total capital expenditures	$(1,031)	$(876)

Capital expenditures as a % of revenue	4.9%	4.1%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$82	$65
Acquisitions, net of cash acquired	—	(478)
Other investing activities	5	(66)
For the three months ended March 31, 2026, total capital expenditures increased, primarily driven by increased spending on buildings, facilities and plant equipment associated with our Network of the Future and other operational efficiency initiatives. These increases were partially offset by reduced spending on vehicles due to lower volume and a focus on routine replacements for vehicles at the end of their useful lives, decreased aircraft expenditures as a result of utilizing finance lease alternatives and lower technology infrastructure spending as a result of project completion and non-recurring prior year investments.
We did not pay any amounts for acquisitions in the three months ended March 31, 2026. In the three months ended March 31, 2025, cash paid for acquisitions was primarily related to the acquisition of Frigo-Trans and Biotech & Pharma Logistics ("Frigo-Trans"), and reacquired development area rights for The UPS Store.
We have commitments for the purchase of equipment, real estate and vehicles to provide for the replacement and enhancement of existing capacity and targeted growth. It also provides for maintenance of buildings, facilities and equipment. Our 2026 investment program anticipates investments in technology initiatives and enhanced network capabilities. We currently expect our capital expenditures will be approximately $3.0 billion for all of 2026, of which approximately 80% will be allocated to network enhancement projects and other technology initiatives. We regularly evaluate opportunities for cost effective financing of assets in order to reduce our capital spending. Future capital spending will depend on a variety of factors, including economic and industry conditions, and financing alternatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary (uses) sources of cash from financing activities were as follows (in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
Net cash used in financing activities	$(1,328)	$(2,313)
Share Repurchases:
Cash paid to repurchase shares(1)	$—	$(1,000)
Number of shares repurchased	—	(8.6)
Shares outstanding at period end	850	847
Dividends:
Dividends declared per share	$1.64	$1.64
Cash paid for dividends	$(1,352)	$(1,348)
Borrowings and Other Financing Activities:
Net borrowings (repayments) of debt principal	$(46)	$(7)
Other financing activities(2)	$70	$42
Capitalization:
Total debt outstanding at period end	$24,386	$21,369
Total shareowners' equity at period end	15,791	15,684
Total capitalization	$40,177	$37,053
(1)    For additional information on our share repurchase activities, see note 11 to the unaudited, consolidated financial statements.
(2)    Includes issuances of common stock.
We did not repurchase any shares under our stock repurchase program during the first quarter of 2026.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We paid a quarterly cash dividend of $1.64 per share in each of the first quarters of 2026 and 2025.
The amount of commercial paper outstanding fluctuates based on daily liquidity needs. As of March 31, 2026, we had no outstanding balances under our U.S. or European commercial paper programs. The average balance outstanding of commercial paper during the first quarters of 2026 and 2025 was $45 and $52 million, respectively, and the average interest rates were 3.46% and 4.08%, respectively. The amount of commercial paper outstanding under these programs in the remainder of 2026 is expected to fluctuate. As of March 31, 2026, we had $500 million of fixed-rate senior notes currently outstanding that mature in 2026 and we intend to repay or refinance these amounts when due. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
Cash flows from other financing activities included cash proceeds of $55 million related to collections from customers on accounts receivable that had been factored in 2026. This reflected $114 million of obligations related to factored receivables that were not remitted to third-party purchasers as of March 31, 2026, partially offset by $59 million repaid from prior-period balances. This program was not in place in the 2025 period.
At March 31, 2026, we had parent company guarantees of approximately $1.8 billion related to aircraft leases. For additional information on guarantees, see note 9 to the unaudited, consolidated financial statements.
Except as disclosed above and in our Annual Report on Form 10-K for the year ended December 31, 2025, we do not have other guarantees or off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Sources of Credit
See note 9 to the unaudited, consolidated financial statements for a discussion of our available credit and the financial covenants that we are subject to as part of our credit agreements.
Contractual Commitments
Purchase commitments that are legally binding represent contractual agreements for certain capital expenditures, including contracts for facility construction projects, aircraft and vehicles. In addition to purchase commitments, we have other contractual obligations related to equipment rental, software licensing, service and commodity contracts. See Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2025 for more information.
For additional information on 2026 debt issuances and repayments, see note 9 to the unaudited, consolidated financial statements.
Legal Proceedings and Contingencies
See note 10 to the unaudited, consolidated financial statements for a discussion of judicial proceedings and other matters arising from the conduct of our business activities.
Collective Bargaining Agreements
Status of Collective Bargaining Agreements
See note 6 to the unaudited, consolidated financial statements for a discussion of the status of our collective bargaining agreements.
Multiemployer Benefit Plans
See note 6 to the unaudited, consolidated financial statements for a discussion of our participation in multiemployer benefit plans.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
For a discussion of material legal proceedings affecting the Company, see note 10 to the unaudited, consolidated financial statements included in this report.
Item 1A.Risk Factors
There have been no material changes to the risk factors described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025. The occurrence of any of the risks described therein could materially affect us, including impacting our business, financial condition, results of operations, stock price or credit rating, as well as our reputation. These risks are not the only ones we face. We could also be materially adversely affected by other events, factors or uncertainties that are unknown to us, or that we do not currently consider to be material.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In January 2023, the Board of Directors approved a share repurchase authorization of $5.0 billion for class A and class B common stock. We did not repurchase any shares under this authorization in the first quarter of 2026. As of March 31, 2026, we had $1.3 billion available under this share repurchase authorization.
For additional information on our share repurchase activities, see note 11 to the unaudited, consolidated financial statements.

Item 5.      Other Information

Insider Trading Arrangements and Policies
None.

Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on May 9, 2023).

10.1	—	UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions, effective as of May 6, 2026*.

10.2	—	UPS Long-Term Incentive Program Terms and Conditions, effective as of May 6, 2026*.

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL (included as Exhibit 101).

__________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	May 6, 2026	By:	/s/ BRIAN DYKES
Brian Dykes
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)