Form 10-Q
period 2026-06-30
UNITED PARCEL SERVICE INC
filed 2026-08-05
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 101,432,177 class A shares, and 749,349,405 class B shares, with a par value of $0.01 per share, outstanding at July 17, 2026.

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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2026 (unaudited) and December 31, 2025 (in millions)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$4,653	$5,887
Accounts receivable, Net	10,710	11,209
Other current assets	2,182	1,949
Total Current Assets	17,545	19,045
Property, Plant and Equipment, Net	37,894	37,731
Operating Lease Right-Of-Use Assets	4,016	4,263
Goodwill	5,770	5,837
Intangible Assets, Net	3,954	4,021
Deferred Income Tax Assets	155	140
Other Non-Current Assets	1,933	2,053
Total Assets	$71,267	$73,090
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and finance leases	$634	$608
Current maturities of operating leases	729	763
Accounts payable	5,976	6,633
Accrued wages and withholdings	3,383	3,715
Self-insurance reserves	1,123	1,137
Accrued group welfare and retirement plan contributions	1,073	1,389
Other current liabilities	1,963	1,375
Total Current Liabilities	14,881	15,620
Long-Term Debt and Finance Leases	23,850	23,519
Non-Current Operating Leases	3,460	3,700
Pension and Postretirement Benefit Obligations	6,341	6,567
Deferred Income Tax Liabilities	3,882	3,690
Other Non-Current Liabilities	3,754	3,739
Shareowners' Equity:
Class A common stock (102 and 106 shares issued in 2026 and 2025, respectively)	1	1
Class B common stock (749 and 743 shares issued in 2026 and 2025, respectively)	8	8
Additional paid-in capital	482	275
Retained earnings	18,830	20,151
Accumulated other comprehensive loss	(4,254)	(4,208)
Deferred compensation obligations	3	5
Less: Treasury stock (0.1 shares in 2026 and 2025)	(3)	(5)
Total Equity for Controlling Interests	15,067	16,227
Noncontrolling interests	32	28
Total Shareowners' Equity	15,099	16,255
Total Liabilities and Shareowners' Equity	$71,267	$73,090

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$22,834	$21,221	$44,036	$42,767
Operating Expenses:
Compensation and benefits	12,654	11,626	24,199	23,453
Repairs and maintenance	789	755	1,581	1,487
Depreciation and amortization	980	936	1,965	1,848
Purchased transportation	3,187	2,522	5,951	5,252
Fuel	1,697	1,058	2,780	2,116
Other occupancy	557	544	1,231	1,151
Other expenses	2,040	1,958	4,132	3,972
Total Operating Expenses	21,904	19,399	41,839	39,279
Operating Profit	930	1,822	2,197	3,488
Other Income (Expense):
Investment income and other	103	78	226	157
Interest expense	(272)	(238)	(538)	(460)
Total Other Income (Expense)	(169)	(160)	(312)	(303)
Income Before Income Taxes	761	1,662	1,885	3,185
Income Tax Expense	157	379	417	715
Net Income	$604	$1,283	$1,468	$2,470
Basic Earnings Per Share	$0.71	$1.51	$1.73	$2.91
Diluted Earnings Per Share	$0.71	$1.51	$1.73	$2.91
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$604	$1,283	$1,468	$2,470
Change in foreign currency translation adjustment, net of tax	(75)	372	(226)	501
Change in unrealized gain (loss) on cash flow hedges, net of tax	43	(289)	124	(428)
Change in unrecognized pension and postretirement benefit costs, net of tax	28	30	56	60
Change in other	—	—	—	1
Comprehensive Income	$600	$1,396	$1,422	$2,604

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions, unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$1,468	$2,470
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,965	1,848
Pension and postretirement benefit expense	429	514
Pension and postretirement benefit contributions	(581)	(921)
Self-insurance reserves	105	169
Deferred tax (benefit) expense	144	(84)
Stock compensation expense	58	16
Other (gains) losses	90	64
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	330	540
Other assets	(272)	(140)
Accounts payable	(302)	(442)
Accrued wages and withholdings	(306)	(447)
Other liabilities	(44)	(909)
Other operating activities	(1)	(12)
Net cash from operating activities	3,083	2,666
Cash Flows From Investing Activities:
Capital expenditures	(1,724)	(1,999)
Proceeds from disposal of businesses, property, plant and equipment	198	91
Purchases of marketable securities	—	(90)
Sales and maturities of marketable securities	—	205
Acquisitions, net of cash acquired	—	(479)
Other investing activities	16	(6)
Net cash used in investing activities	(1,510)	(2,278)
Cash Flows From Financing Activities:
Proceeds from long-term borrowings	—	4,153
Repayments of long-term borrowings	(85)	(1,062)
Purchases of common stock	—	(1,000)
Issuances of common stock	60	102
Dividends	(2,708)	(2,697)
Other financing activities	(24)	(15)
Net cash used in financing activities	(2,757)	(519)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(50)	213
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(1,234)	82
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	5,887	6,112
End of period	$4,653	$6,194

See notes to unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2026, and our results of operations and cash flows for the three and six months ended June 30, 2026 and 2025. The results reported in these unaudited, consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Throughout the document, the terms "six months ended", "year-to-date period" and "first half" refer to the six months ended June 30.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, marketable securities, accounts receivable, finance receivables and accounts payable approximated fair value as of June 30, 2026 and December 31, 2025. The fair values of our recognized multiemployer pension withdrawal liabilities are disclosed in note 6, our short- and long-term debt in note 9 and our derivative instruments in note 14. We apply a fair value hierarchy (Levels 1, 2 and 3) when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, inputs are developed from unobservable data reflecting our own assumptions and include situations where there is little or no market activity for the asset or liability (Level 3). Certain investments that do not have readily determinable fair values are reported in accordance with the measurement alternative in Accounting Standards Codification ("ASC") Topic 321. For further discussion on these investments, see note 1 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Supplier Finance Programs
As part of our working capital management, certain financial institutions offer a Supply Chain Finance ("SCF") program to certain of our suppliers. During the six months ended June 30, 2026, there were no material changes to the SCF program described in note 1 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025. Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of June 30, 2026 and December 31, 2025, suppliers sold $365 and $435 million, respectively, of our outstanding payment obligations during the relevant period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information
The following table presents supplemental cash flow information (in millions):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$501	$472
Operating cash flows from finance leases	20	7
Financing cash flows from finance leases	80	58
Noncash transactions:
Accrued capital expenditures	$255	$279
Property, plant and equipment recognized during the construction period of build-to-suit financing arrangement	72	30
Right-of-use assets obtained in exchange for operating lease obligations	205	107
Right-of-use assets obtained in exchange for finance lease obligations	631	236
During the six months ended June 30, 2026 and 2025, aircraft finance lease arrangements resulted in $376 and $117 million, respectively, of noncash investing and financing activities.
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
In May 2026, the FASB issued an ASU on accounting for and disclosure of environmental credits and credit obligations. This ASU provides recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This ASU becomes effective for us beginning in the first quarter of 2028 and for annual periods thereafter, and early adoption is permitted. We are evaluating the impact of adoption, but do not expect this ASU to have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
Other accounting pronouncements issued before, but not effective until after, June 30, 2026, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

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
Disaggregation of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Next Day Air	$2,578	$2,293	$4,932	$4,654
Deferred	1,102	1,024	2,147	2,073
Ground	10,908	10,484	21,346	21,193
Cargo and Other	342	282	630	623
U.S. Domestic Package	14,930	14,083	29,055	28,543
Domestic	869	830	1,704	1,601
Export	3,962	3,484	7,510	6,928
Cargo and Other	213	171	370	329
International Package	5,044	4,485	9,584	8,858
Forwarding	791	732	1,447	1,458
Logistics	1,540	1,476	2,949	3,048
Other	529	445	1,001	860
Supply Chain Solutions ("SCS")	2,860	2,653	5,397	5,366
Consolidated revenue	$22,834	$21,221	$44,036	$42,767
Accounts Receivable, Net

As part of our working capital management, we have an accounts receivable factoring program with third parties, in which we may sell certain customer receivables on a revolving basis. Any such transactions are accounted for as sales and, accordingly, receivables sold are removed from Accounts receivable, Net in our consolidated balance sheets and the proceeds are reflected in Cash Flows from Operating Activities in our statements of consolidated cash flows. Our continuing involvement in these receivables is primarily limited to servicing and, under limited circumstances, recourse. Total accounts which may be outstanding under the program are $860 million and, as of June 30, 2026, $410 million was available. In connection with this program, we recognized a liability, measured at fair value, related to our estimated recourse obligations recorded within Other current liabilities in our applicable consolidated balance sheets. As of June 30, 2026 and December 31, 2025 cash collections of $109 and $59 million, respectively, were not yet remitted to third-party purchasers. These obligations are included within Other current liabilities in our consolidated balance sheets, with changes in such obligations reflected within Cash Flows from Financing Activities in our statements of consolidated cash flows. As of June 30, 2026 and December 31, 2025, accounts receivable outstanding under our factoring program were $450 and $491 million, respectively.
Our allowance for credit losses as of June 30, 2026 and December 31, 2025 was $213 and $180 million, respectively. Amounts for credit losses charged to expense, before recoveries, during the three months ended June 30, 2026 and 2025 were $102 and $103 million, respectively, and during the six months ended June 30, 2026 and 2025 were $201 and $172 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Liabilities
Contract assets were $289 and $275 million as of June 30, 2026 and December 31, 2025, respectively, and were recorded within Other current assets in our consolidated balance sheets. Contract liabilities recorded within Other Non-Current Liabilities were $43 and $49 million as of June 30, 2026 and December 31, 2025, respectively. Short-term contract liabilities were immaterial as of June 30, 2026 and December 31, 2025.
NOTE 4. STOCK-BASED COMPENSATION
Pre-tax compensation expense (benefit) for equity-classified stock compensation awards recorded within Compensation and benefits in our statements of consolidated income for the three months ended June 30, 2026 and 2025 was $34 and $(5) million, respectively, and for the six months ended June 30, 2026 and 2025 was $58 and $16 million, respectively.
Our UPS Management Incentive Award Program ("MIP") awards are classified as a compensation obligation within Accrued wages and withholdings in our consolidated balance sheets. Substantially all MIP awards are settled in cash, subject to participant elections. Cash payments related to the 2025 MIP and 2024 MIP awards are reflected as activity in Accrued wages and withholdings in our statements of consolidated cash flows for the six months ended June 30, 2026 and 2025, respectively.
During the six months ended June 30, 2026, there were no material changes to our stock-based compensation plans described in note 13 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.

Long-Term Incentive Program ("LTIP")
On May 6, 2026, the Compensation and Human Capital Committee of the Board (the "Compensation Committee") approved awards under the Company's 2026 LTIP award. The 2026 LTIP award contains both a restricted stock unit ("RSU") component and a restricted performance unit ("RPU") component. RPU performance targets are equally weighted between adjusted revenue growth and non-GAAP adjusted return on invested capital ("ROIC"). The RPUs vest at the end of a three-year performance period, assuming continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The final number of RPUs earned is based on Company performance and subject to modification based on the Company's total shareholder return relative to the Standard & Poor's 500 Index. We determined the grant date fair value of the RPUs using a Monte Carlo model. Each target RPU awarded on May 6, 2026 was valued at $106.08. RSUs were valued using the closing NYSE price on the May 6, 2026 grant date of $99.89, and will generally vest ratably over three years on each anniversary of the grant date, assuming continued employment with the Company (except in the case of disability or retirement, in which case vesting will continue, or death, in which case immediate vesting will occur).
The weighted-average assumptions used and the weighted-average fair values of the LTIP RPU awards granted during the six months ended June 30, 2026 and 2025 are as follows:

	2026	2025
Risk-free interest rate	3.88%	3.86%
Expected volatility	28.90%	28.39%
Weighted-average fair value of units granted	$106.08	$94.52
Share payout	106.20%	98.13%
There is no expected dividend yield as RPUs earn dividend equivalents.

Non-qualified Stock Options
On February 4, 2026, we granted a total of 4.0 million stock options to approximately 460 employees. Options were granted at an exercise price of $116.74 per share, the closing NYSE price of our class B common stock on that date.
The fair value of each option granted was estimated using a Black-Scholes option pricing model. The weighted-average assumptions used and the weighted-average fair values of options granted during the six months ended June 30, 2026 and 2025 are as follows:

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	2026	2025
Expected dividend yield	6.65%	5.21%
Risk-free interest rate	3.94%	4.08%
Expected life (in years)	6.25	6.11
Expected volatility	30.38%	30.35%
Weighted-average fair value of options granted	$18.37	$18.72
NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	2026	2025
Vehicles	$11,735	$11,787
Aircraft(1)	24,605	24,149
Land	2,027	2,046
Buildings	6,969	6,906
Building and leasehold improvements	5,711	5,686
Plant equipment	20,403	19,817
Technology equipment	2,694	2,635
Construction-in-progress	2,320	2,136
	76,464	75,162
Less: Accumulated depreciation and amortization(1)	(38,570)	(37,431)
Property, Plant and Equipment, Net	$37,894	$37,731
(1) Includes MD-11 airframes and engines that were fully depreciated as of December 31, 2025.
Depreciation and amortization expense for property, plant and equipment during the six months ended June 30, 2026 and 2025 was $1.6 and $1.5 billion, respectively. As of June 30, 2026 and December 31, 2025, we determined that $74 and $54 million, respectively, of assets within our U.S. Domestic Package segment met the criteria to be classified as held for sale and, as a result, are presented within Other current assets in our consolidated balance sheets.
Network Reconfiguration and Efficiency Reimagined
During the six months ended June 30, 2026, as part of our Network Reconfiguration and Efficiency Reimagined initiatives, we closed 45 leased and owned buildings, 44 of which have been permanently closed. We will continue to review changes in volume in our integrated air and ground network and may identify additional buildings for closure. It is reasonably possible that our plans will also result in further revisions to our estimates of the useful lives and salvage values of certain of our long-lived assets. Any revisions to these plans could further accelerate depreciation expense and lead to the recognition of additional charges related to early retirements in future periods. For additional information, see note 16.
Disposals
For the three months ended June 30, 2026 and 2025, we recorded $101 and $20 million, respectively, and for the six months ended June 30, 2026 and 2025, we recorded $168 and $55 million, respectively, primarily related to gains on sales of properties and aircraft parts. These gains were primarily within our U.S. Domestic Package segment and are included within Other expenses in our unaudited, statements of consolidated income. For additional information, see note 16.
Impairment
There were no material impairment charges to property, plant and equipment during the six months ended June 30, 2026 or 2025. We will continue to monitor our long-lived asset groups for impairment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost for our company-sponsored pension and postretirement benefit plans for the three and six months ended June 30, 2026 and 2025 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2026	2025	2026	2025	2026	2025
Three Months Ended June 30:
Service cost	$267	$282	$4	$4	$9	$9
Interest cost	700	680	25	27	17	16
Expected return on assets	(822)	(778)	(1)	(2)	(22)	(21)
Amortization of prior service cost	37	39	—	—	—	1
Net periodic benefit cost	$182	$223	$28	$29	$4	$5
	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2026	2025	2026	2025	2026	2025
Six Months Ended June 30:
Service cost	$536	$563	$8	$8	$18	$18
Interest cost	1,400	1,359	50	54	34	32
Expected return on assets	(1,645)	(1,555)	(2)	(3)	(44)	(41)
Amortization of prior service cost	74	78	—	—	—	1
Net periodic benefit cost	$365	$445	$56	$59	$8	$10
Service cost and the remaining components of net periodic benefit cost are presented within Compensation and benefits and Investment income and other, respectively, in our statements of consolidated income.
During the six months ended June 30, 2026, we contributed $434 million and $147 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. We expect to contribute approximately $693 million and $40 million over the remainder of the year to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively.
Multiemployer Benefit Plans
We contribute to a number of multiemployer defined benefit and health and welfare plans under the terms of collective bargaining agreements that cover our union-represented employees. Our current collective bargaining agreements set forth the contribution rates to the plans that we participate in, and we are in compliance with these contribution rates.
As of June 30, 2026 and December 31, 2025, we had $790 and $795 million, respectively, recorded in Other Non-Current Liabilities in our consolidated balance sheets and $9 million as of both June 30, 2026 and December 31, 2025 recorded in Other current liabilities in our consolidated balance sheets associated with our previous withdrawal from the New England Teamsters and Trucking Industry Pension Fund. This liability is payable in equal monthly installments over a remaining term of approximately 36 years. Based on the borrowing rates currently available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of June 30, 2026 and December 31, 2025 was $654 and $662 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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
Certain of our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727. On June 26, 2026, the mechanics ratified a contract extension that will make the contract amendable on November 1, 2029. In addition, certain auto and maintenance mechanics are employed under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers which runs through July 31, 2029.
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of June 30, 2026 and December 31, 2025 (in millions):

	U.S. Domestic Package	International Package	SCS	Consolidated
Balance as of December 31, 2025	$847	$596	$4,394	$5,837
Currency / Other	—	(12)	(55)	(67)
Balance as of June 30, 2026	$847	$584	$4,339	$5,770
Changes in goodwill during the six months ended June 30, 2026 resulted from:
•The impact of U.S. Dollar exchange rate movements on non‑U.S. Dollar goodwill balances.
•An increase in goodwill as part of purchase accounting allocations relating to our acquisition of Andlauer Healthcare Group ("AHG") in the fourth quarter of 2025. Certain areas of purchase accounting, including our estimates of tax positions, remain preliminary as of June 30, 2026.
For each of our reporting units, we continue to monitor the impact of macroeconomic conditions and business performance on our estimates of fair value. During the six months ended June 30, 2026, none of our reporting units had indications that an impairment was more likely than not. As of our July 1, 2025 testing date, approximately $877 and $738 million of our $4.8 billion consolidated goodwill balance was represented by our Global Freight Forwarding ("GFF") and Healthcare Logistics and Distribution ("HLD") reporting units, respectively, included in SCS. Based on our 2025 annual impairment evaluation, both reporting units exhibited a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. Actual reporting unit performance, revisions to our forecasts of future-performance, market factors, changes in global trade policy, changes in estimates or assumptions in future impairment testing, or a combination thereof could result in a non-cash impairment charge in one or more of our reporting units during a future period. An interim quantitative test for goodwill impairment was performed in the fourth quarter of 2025 on the GFF reporting unit which resulted in no impairment. For further discussion see note 7 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes intangible assets as of June 30, 2026 and December 31, 2025 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2026:
Capitalized software	$7,148	$(4,855)	$2,293
Customer relationships	1,390	(337)	1,053
Trademarks, patents and other	370	(178)	192
Franchise rights	378	(73)	305
Trade name	116	(48)	68
Licenses	86	(48)	38
Amortizable intangible assets	$9,488	$(5,539)	$3,949
Indefinite-lived intangible assets	5	—	5
Total Intangible Assets	$9,493	$(5,539)	$3,954
December 31, 2025:
Capitalized software	$6,810	$(4,593)	$2,217
Customer relationships	1,438	(293)	1,145
Trademarks, patents and other	368	(154)	214
Franchise rights	382	(68)	314
Trade name	116	(39)	77
Licenses	88	(39)	49
Amortizable intangible assets	$9,202	$(5,186)	$4,016
Indefinite-lived intangible assets	5	—	5
Total Intangible Assets	$9,207	$(5,186)	$4,021
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. For the six months ended June 30, 2026, there were no impairment charges for finite-lived intangible assets.
For the six months ended June 30, 2025, we recorded impairment charges of $33 million ($25 million after tax) within Other expenses in our statement of consolidated income. These charges primarily consisted of software impairment charges related to the divestiture of a business within SCS.

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
As of June 30, 2026, we had $1.8 billion of additional leases which had not commenced and are expected to commence later in 2026 through 2027. These leases are primarily related to aircraft and will commence when the related aircraft is delivered. Other leases will commence when we are granted access to the property, such as when leasehold improvements are completed or a certificate of occupancy is obtained.
The components of lease expense for the three and six months ended June 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$250	$232	$494	$463
Finance lease costs:
Amortization of assets	45	27	89	62
Interest on lease obligations	13	5	24	12
Total finance lease costs	58	32	113	74
Variable lease costs	108	118	210	190
Short-term lease costs	302	207	635	419
Total lease costs	$718	$589	$1,452	$1,146

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2026	2025
Fixed-rate senior notes:
2.400% senior notes	$500	2026	$500	$500
3.050% senior notes	1,000	2027	998	998
3.400% senior notes	750	2029	748	748
2.500% senior notes	400	2029	399	399
4.450% senior notes	750	2030	747	747
4.650% senior notes	500	2030	498	498
4.875% senior notes	900	2033	896	896
5.150% senior notes	900	2034	894	894
5.250% senior notes	1,250	2035	1,240	1,240
6.200% senior notes	1,500	2038	1,487	1,487
5.200% senior notes	500	2040	495	495
4.875% senior notes	500	2040	492	492
3.625% senior notes	375	2042	369	369
3.400% senior notes	500	2046	493	493
3.750% senior notes	1,150	2047	1,139	1,138
4.250% senior notes	750	2049	744	744
3.400% senior notes	700	2049	689	689
5.300% senior notes	1,250	2050	1,232	1,232
5.050% senior notes	1,100	2053	1,083	1,083
5.500% senior notes	1,100	2054	1,087	1,087
5.950% senior notes	1,250	2055	1,232	1,232
5.600% senior notes	600	2064	590	590
6.050% senior notes	1,000	2065	985	985
Floating-rate senior notes:
Floating-rate senior notes	1,880	2049-2075	1,859	1,863
Debentures:
7.620% debentures	276	2030	279	279
Pound Sterling notes:
5.500% notes	88	2031	88	89
5.125% notes	603	2050	574	585
Euro senior notes:
1.000% senior notes	570	2028	569	587
1.500% senior notes	570	2032	568	586
Finance lease obligations	1,190	2026-2118	1,190	781
Facility notes, bonds and other	321	2026-2045	320	321
Total debt	$24,723		$24,484	$24,127
Less: current maturities			(634)	(608)
Long-term debt			$23,850	$23,519

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. There was no commercial paper outstanding as of June 30, 2026 or December 31, 2025. The amount of commercial paper outstanding under these programs in the remainder of 2026 is expected to fluctuate.
Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term debt in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Sources of Credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion, expires on November 23, 2026 and bears interest at a periodic fixed rate equal to the term Secured Overnight Financing Rate ("SOFR"), plus an applicable margin based on our then-current credit rating. The second agreement provides revolving credit facilities of $2.0 billion, expires on November 25, 2029 and bears interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin from the credit pricing grid as of June 30, 2026 for both agreements was 0.70%. If the credit ratings established by Standard & Poor's and Moody's differ, the higher rating will be used, except in cases where the lower rating is two or more levels lower. In these circumstances, the rating one step below the higher rating will be used. We are also able to request advances under these facilities based on competitive bids for the applicable interest rate.
There were no amounts outstanding under these facilities as of June 30, 2026 or December 31, 2025. For further discussion see note 9 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions. We were in compliance with these financial covenants for all periods presented.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities and excluding leases, was approximately $22.4 and $22.8 billion as of June 30, 2026 and December 31, 2025, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
Other Arrangements
During the six months ended June 30, 2026, we entered into five new aircraft leases under an existing financing arrangement. The structure of this arrangement required parent company guarantees of approximately $1.8 billion.
In 2025 we entered into a real estate transaction for the development of a facility and recognized a financing obligation, which will continue to increase as construction progresses. As of June 30, 2026 and December 31, 2025 we recognized $204 and $132 million, respectively, within Other Non-Current Liabilities in our consolidated balance sheets. For further discussion see note 9 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
In July 2023, Baker v. United Parcel Service, Inc. (DE) and United Parcel Service, Inc. (OH) was certified as a class action in federal court in the Eastern District of Washington. The plaintiff in this matter alleged that UPS violated the Uniformed Services Employment and Reemployment Rights Act. We have settled this matter for an immaterial amount.
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
Other Matters
In August 2016, Spain’s National Markets and Competition Commission ("CNMC") announced an investigation into 10 companies in the commercial delivery and parcel industry, including UPS, related to alleged nonaggression agreements to allocate customers. In May 2017, we received a Statement of Objections issued by the CNMC. In July 2017, we received a Proposed Decision from the CNMC. In March 2018, the CNMC adopted a final decision, finding an infringement and imposing an immaterial fine on UPS. We appealed the decision. In December 2022, a trial court ruled against us. In June 2026, the Spanish Supreme Court affirmed the decision. We intend to further appeal. We are vigorously defending ourselves and believe that we have a number of meritorious defenses. There are also unresolved questions of law that could be important to the ultimate resolution of this matter. We do not believe that any loss from this matter would have a material impact on our financial condition, results of operations or liquidity.

In November 2025, one of our cargo aircraft was involved in an accident at Louisville Muhammad Ali International Airport. We maintain industry-standard insurance coverage for this incident and are continuing to assess the impact on the environment and our business. As of June 30, 2026, we recorded contingencies of $104 million related to environmental remediation in Other current liabilities with corresponding insurance recoveries in Accounts receivable, Net in our consolidated balance sheets. Amounts recorded as of December 31, 2025 were immaterial. In addition, we are subject to a number of claims, litigation and other proceedings arising out of this incident. It is reasonably possible the resolution of these matters could result in additional charges and related insurance recoveries in future periods, the amount of which cannot be reasonably estimated at this time. We do not believe the financial impact related to these matters will have a material adverse effect on our financial condition, results of operations or liquidity.
On February 20, 2026, the U.S. Supreme Court (the "Court") issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The Court’s ruling did not address the manner or timing of any potential IEEPA tariff refunds. From time to time, we act as an intermediary for cross‑border shipments and, in certain circumstances, may pay customs tariffs, duties, taxes or other governmental charges on behalf of customers. Such amounts are generally passed through to customers in accordance with our contract terms and may be reflected as outstanding receivables in our consolidated balance sheets. On February 24, 2026, U.S. Customs and Border Protection ("CBP") stopped

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

collecting IEEPA tariffs and we stopped paying IEEPA tariffs for new entries. On April 20, 2026, CBP launched Phase 1 of an administrative IEEPA tariff refund process. UPS has filed and received CBP approval for approximately $500 million of IEEPA tariffs paid for entries eligible for refund under this Phase, which are included in Other current liabilities in our consolidated balance sheet as of June 30, 2026. As of that date, we had received approximately $200 million of approved refunds from CBP and have recorded approximately $300 million in Accounts receivable, Net. Entries are now being reconciled to original payment for pass-through to our customers. We continue to monitor developments and evaluate options for pursuing the balance of IEEPA tariff refunds which CBP is not currently processing.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Noncontrolling Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders, and these shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol "UPS". Class A and B shares each have a $0.01 par value and, as of June 30, 2026, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of June 30, 2026, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling interests accounts for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Class A Common Stock:
Balance at beginning of period	$1	$2	$1	$2
Class A shares issued at end of period	$1	$2	$1	$2
Class B Common Stock:
Balance at beginning of period	$8	$7	$8	$7
Class B shares issued at end of period	$8	$7	$8	$7
Additional Paid-In Capital:
Balance at beginning of period	$382	$—	$275	$136
Stock award plans	29	(4)	69	35
Common stock purchases(1)	—	—	—	(262)
Common stock issuances	73	87	138	183
Other	(2)	1	—	(8)
Balance at end of period	$482	$84	$482	$84
Retained Earnings:
Balance at beginning of period	$19,622	$19,939	$20,151	$20,882
Net income	604	1,283	1,468	2,470
Dividends ($1.64 per share for both the three months ended June 30, 2026 and 2025 and $3.28 per share for both the six months ended June 30, 2026 and 2025(2)	(1,396)	(1,390)	(2,789)	(2,782)
Common stock purchases(1)	—	—	—	(738)
Balance at end of period	$18,830	$19,832	$18,830	$19,832
Noncontrolling Interests:
Balance at beginning of period	$28	$24	$28	$25
Change in non-controlling interest	4	3	4	2
Balance at end of period	$32	$27	$32	$27
(1)    In the six months ended June 30, 2025 we repurchased 8.6 million shares of class B common stock for $1.0 billion under our 2023 share repurchase authorization. No shares were repurchased during the six months ended June 30, 2026.
(2)    The dividend per share amount is the same for both class A and class B common stock. Dividends include $40 and $41 million for the three months ended June 30, 2026 and 2025, respectively, and $81 and $85 million for the six months ended June 30, 2026 and 2025, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The activity in accumulated other comprehensive income (loss) ("AOCI") was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign Currency Translation Loss, Net of Tax:
Balance at beginning of period	$(1,209)	$(1,457)	$(1,058)	$(1,586)
Translation adjustment (net of tax effect of $(5) and $4 for the three months ended June 30, 2026 and 2025, respectively $(10) and $3 for the six months ended June 30, 2026 and 2025, respectively )	(75)	372	(226)	501
Balance at end of period	(1,284)	(1,085)	(1,284)	(1,085)
Unrealized (Loss) Gain on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	(172)	(48)	(253)	91
Current period changes in fair value (net of tax effect of $8 and $(91) for the three months ended June 30, 2026 and 2025, respectively $28 and $(121) for the six months ended June 30, 2026 and 2025, respectively )	29	(288)	91	(384)
Reclassification to earnings (net of tax effect of $4 and $(1) for the three months ended June 30, 2026 and 2025, respectively and $10 and $(14) for the six months ended June 30, 2026 and 2025, respectively )	14	(1)	33	(44)
Balance at end of period	(129)	(337)	(129)	(337)
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(2,869)	(2,783)	(2,897)	(2,813)
Reclassification to earnings (net of tax effect of $9 and $10 for the three months ended June 30, 2026 and 2025, respectively and $18 and $19 for the six months ended June 30, 2026 and 2025, respectively )	28	30	56	60
Balance at end of period	(2,841)	(2,753)	(2,841)	(2,753)
Other activity:
Balance at beginning of period	—	—	—	(1)
Current period other activity	—	—	—	1
Accumulated other comprehensive loss at end of period	$(4,254)	$(4,175)	$(4,254)	$(4,175)
Detail of the gains (losses) reclassified from accumulated other comprehensive loss to the statements of consolidated income was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in
	2026	2025	2026	2025	the Income Statement
Unrealized (Loss) Gain on Cash Flow Hedges:
Foreign currency exchange contracts	$(16)	$4	$(40)	$61	Revenue
Interest rate contracts	(2)	(2)	(3)	(3)	Interest expense
Income tax (expense) benefit	4	(1)	10	(14)	Income tax expense
Impact on net income	(14)	1	(33)	44	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(37)	(40)	(74)	(79)	Investment income and other
Income tax benefit	9	10	18	19	Income tax expense
Impact on net income	(28)	(30)	(56)	(60)	Net income
Total amount reclassified for the period	$(42)	$(29)	$(89)	$(16)	Net income

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
Certain expenses are allocated between the segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies in the second quarter of 2026.
As we operate an integrated, global multimodal network, we evaluate many of our capital expenditure decisions at a network level. Accordingly, expenditures on property, plant and equipment by segment are not presented.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment results of operations for the three and six months ended June 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. Domestic Package:
Revenue	$14,930	$14,083	$29,055	$28,543
Less:
Compensation	4,794	4,903	9,568	10,001
Benefits	5,153	4,180	9,254	8,349
Other segment items(1)	4,967	4,084	9,702	8,298
U.S. Domestic Package Operating profit/(loss)	$16	$916	$531	$1,895
International Package:
Revenue	$5,044	$4,485	$9,584	$8,858
Less:
Compensation and benefits	1,041	995	2,077	1,952
Purchased transportation	1,090	944	2,039	1,849
Other segment items(1)	2,290	1,874	4,298	3,744
International Package Operating profit/(loss)	$623	$672	$1,170	$1,313
Reconciliation of revenue:
Total U.S. Domestic Package and International Package Revenue	$19,974	$18,568	$38,639	$37,401
Other revenues(2)	2,860	2,653	5,397	5,366
Total Consolidated Revenue	$22,834	$21,221	$44,036	$42,767
Reconciliation of segment operating profit to income before income taxes:
Total U.S. Domestic Package and International Package Operating profit/(loss)	$639	$1,588	$1,701	$3,208
Other profit/(loss)(2)	291	234	496	280
Other pension income (expense)	66	38	133	75
Investment income and other	37	40	93	82
Interest expense	(272)	(238)	(538)	(460)
Total Consolidated Income Before Income Taxes	$761	$1,662	$1,885	$3,185
(1)    Other segment items include purchased transportation (applicable only to our U.S. Domestic Package segment), repairs and maintenance, depreciation and amortization, fuel, other occupancy, and allocated costs for our air network, information services and general and administrative service expenses.
(2)    Revenue and operating profit/(loss) from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions.
The amounts of depreciation and amortization by reportable segment disclosed for the three and six months ended June 30, 2026 and 2025 are included within the other segment items captions in the table above. These totals are presented after applying activity-based costing methods to allocate expenses between segments as noted above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization
U.S. Domestic Package	$680	$636	$1,363	$1,259
International Package	191	209	385	411
Other depreciation and amortization(1)	109	91	217	178
Consolidated Depreciation and Amortization	$980	$936	$1,965	$1,848
(1)    Depreciation and amortization from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets by reportable segment as of June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	2026	2025
Segment Assets
U.S. Domestic Package	$38,082	$38,359
International Package	18,360	18,214
Other assets(1)	12,483	12,693
Unallocated assets(2)	2,342	3,824
Consolidated Assets	$71,267	$73,090
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$604	$1,283	$1,468	$2,470
Denominator:
Weighted-average shares	850	847	850	848
Vested portion of restricted shares	1	—	—	1
Denominator for basic earnings per share	851	847	850	849
Effect of dilutive securities:
Restricted performance units	—	—	1	—
Denominator for diluted earnings per share	851	847	851	849
Basic earnings per share(1)	$0.71	$1.51	$1.73	$2.91
Diluted earnings per share(1)	$0.71	$1.51	$1.73	$2.91
(1)    Earnings per share is computed using unrounded amounts.
Diluted earnings per share for the three months ended June 30, 2026 and 2025 excluded the effect of 5.1 and 1.7 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Antidilutive shares of common stock for the six months ended June 30, 2026 and 2025 were 4.9 and 1.1 million, respectively.

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

Outstanding Positions
As of June 30, 2026 and December 31, 2025, the notional amounts of our outstanding derivative positions were as follows (in millions):

		June 30, 2026	December 31, 2025
Currency hedges:
Euro	EUR	2,947	2,764
British Pound Sterling	GBP	441	410
Canadian Dollar	CAD	1,377	1,574
Hong Kong Dollar	HKD	5,217	4,317
Chinese Renminbi	CNH	7,678	6,743
As of June 30, 2026 and December 31, 2025, we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in our consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in our consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in our consolidated balance sheets had we elected to apply the right of offset as of June 30, 2026 and December 31, 2025 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$33	$5	$11	$—
Foreign currency exchange contracts	Other non-current assets	Level 2	42	4	16	—
Total Asset Derivatives			$75	$9	$27	$—

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$37	$83	$15	$78
Foreign currency exchange contracts	Other non-current liabilities	Level 2	40	91	14	87
Total Liability Derivatives			$77	$174	$29	$165
Our foreign currency exchange rate derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, foreign currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.

Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in our consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of June 30, 2026 and December 31, 2025 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	June 30, 2026	June 30, 2026	December 31, 2025	December 31, 2025
Long-term debt and finance leases	$279	$3	$279	$3
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains (losses) that were recognized in Revenue in our statements of consolidated income for cash flow hedges, for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain or (loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	$(16)	$4	$(40)	$61

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains (losses) that were recognized in AOCI for the three and six months ended June 30, 2026 and 2025 for those derivatives designated as cash flow hedges (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2026	2025
Three Months Ended June 30:
Foreign currency exchange contracts	$37	$(379)
Total	$37	$(379)
Six Months Ended June 30:
Foreign currency exchange contracts	$119	$(505)
Total	$119	$(505)
As of June 30, 2026, there were $10 million of pre-tax losses related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending June 30, 2027. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately three years.
The following table indicates the amount of gains (losses) that have been recognized in AOCI within foreign currency translation adjustment for the three and six months ended June 30, 2026 and 2025 for those instruments designated as net investment hedges (in millions):

Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2026	2025
Three Months Ended June 30:
Foreign currency denominated debt	$6	$(189)
Total	$6	$(189)
Six Months Ended June 30:
Foreign currency denominated debt	$49	$(270)
Total	$49	$(270)
NOTE 15. INCOME TAXES
Our effective tax rate for the three months ended June 30, 2026, decreased to 20.6% compared to 22.8% in the same period of 2025 (22.1% year to date compared to 22.4% in 2025). The year-over-year decrease in our effective tax rate in the quarter and year-to-date periods was driven by favorable tax impacts related to the One Big Beautiful Bill Act ("OBBBA"), creditable foreign taxes in the U.S. and discrete tax items, partially offset by the 2025 benefit from a nonrecurring valuation allowance release discussed below.
During the six months ended June 30, 2025, we released $18 million of the valuation allowance on our capital loss carryforward, including an $8 million benefit recognized during the second quarter of 2025.

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
The table below presents transformation strategy costs for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Transformation Strategy Costs:
Compensation and benefits	$1,117	$50	$1,148	$74
Total Other expenses	55	24	79	58
Total Transformation Strategy Costs	$1,172	$74	$1,227	$132
Income Tax Benefit from Transformation Strategy Costs (1)	(281)	(17)	(294)	(31)
After-Tax Transformation Strategy Costs	$891	$57	$933	$101
(1)    The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.
Compensation and benefit costs under these programs primarily consist of severance costs incurred in conjunction with reductions in our workforce. We are primarily accounting for these reductions in workforce under ASC Topic 712 as they have been, or will be, carried out under a plan which provides a contractual termination benefit to impacted employees. The nature of our separation initiatives has resulted in a relatively short period of time, typically less than one year, between the point at which the separation meets the criteria for recognition as an accrual and the point at which the separation is completed. In the six months ended June 30, 2026, we offered a voluntary separation program, the Driver Choice Program, to all full-time drivers in the United States. The program election window closed in the first quarter of 2026, and final acceptances were determined and communicated to impacted employees in the second quarter of 2026.
Accruals for separation costs of $180 and $117 million were included in Other current liabilities in our consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, we recognized additional separation costs, including payroll taxes, of approximately $1.1 billion and made payments of approximately $1.0 billion. We expect to record approximately $100 million in related separation costs, including payroll taxes, in the third quarter of 2026.
Other costs incurred in furtherance of our transformation strategy are primarily fees paid to third-party service providers. Any costs incurred as a result of restructuring, exit or disposal activities were not significant and, as period costs, do not give rise to significant restructuring, exit or disposal liabilities.
Transformation strategy costs during the periods presented related to our Transformation 2.0, Fit to Serve, and Network Reconfiguration and Efficiency Reimagined initiatives. Total costs by initiative are shown in the table below for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Transformation Strategy Costs:
Transformation 2.0	$—	$(3)	$—	$13
Fit to Serve	—	9	—	28
Network Reconfiguration and Efficiency Reimagined	1,172	68	1,227	91
Total Transformation Strategy Costs	$1,172	$74	$1,227	$132
Our transformation strategy activities have spanned several years and are designed to fundamentally change the spans and layers of our organization structure, processes, technologies and the composition of our business portfolio. Our transformation strategy has included initiatives within our Transformation 2.0, Fit to Serve, and Network Reconfiguration and Efficiency

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reimagined initiatives. Previously completed initiatives within Transformation 2.0 and Fit to Serve are described in note 18 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Network Reconfiguration and Efficiency Reimagined: Our Network of the Future initiative is intended to enhance the efficiency of our network through automation and operational sort consolidation in our U.S. Domestic Package network. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and has led, and will continue to lead to further reductions in our facilities, vehicles, aircraft and workforce, as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration and enhance our business performance and profitability beyond ordinary ongoing efforts. In connection therewith, we have closed daily operations at 45 leased and owned buildings, 44 of which have been permanently closed during the first six months of 2026. As of June 30, 2026, we had incurred costs to date of $1.8 billion, including $1.2 billion in 2026. These initiatives are expected to conclude by 2027.
In addition, we have incurred and expect to continue to incur other costs and benefits associated with our Network Reconfiguration initiative and anticipated lower volumes, including early asset retirement, lease-related costs and gains from the sale of properties. It is our intention to exit or abandon leases, sell property and transfer or dispose of equipment associated with closed facilities. During the six months ended June 30, 2026, we recorded $60 million in gains on sales of properties related to this initiative. We expect the costs and benefits associated with these actions may increase should we determine to close additional buildings.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
During the second quarter of 2026, we took several steps in furtherance of our Customer First, People Led and Innovation Driven strategy to grow in the most attractive parts of the market including healthcare, small and medium-sized businesses ("SMBs") and international. This included completing the planned reduction of volume from our largest customer, as previously announced, in which we reduced their volume by more than 50% from 2024 levels. We also continued our focus on revenue quality and made progress on previously announced initiatives related to workforce optimization, network capacity actions and the outsourcing of last-mile delivery of a portion of our Ground Saver product to the United States Postal Service ("USPS").
We also advanced our Network of the Future initiative, which is intended to enhance the efficiency of our U.S. Domestic Package network through automation and operational sort consolidation. Our related Network Reconfiguration initiative expanded our Network of the Future initiative, and has led, and will continue to lead, to further consolidations in facilities, vehicles, aircraft and workforce, as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration. As a part of these initiatives, in the first half of 2026, we closed 45 leased and owned buildings, 44 of which have been permanently closed, and recorded approximately $1.1 billion in separation costs related to our previously announced voluntary separation program, the Driver Choice Program. See Supplemental Information - Items Affecting Comparability for additional discussion of this initiative.
In the first half of 2026, we also advanced a number of initiatives that drove growth in healthcare and international markets, including the integration of Andlauer Healthcare Group ("AHG"), which expanded our healthcare logistics network and capabilities, and investments in temperature-controlled cross-dock facilities. Internationally, we expanded our hub in Incheon, South Korea, opened a logistics center in Taiwan and implemented initiatives to improve ground transit times in Europe.
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions ("SCS").
Our financial results for the three and six months ended June 30, 2026 reflected the impact of a complex macroeconomic environment, including evolving trade policies, higher fuel and network costs arising from the Middle East conflict, as well as the impact of our strategic actions described above.
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). UPS has filed and received U.S. Customs and Border Protection ("CBP") approval for approximately $500 million of IEEPA tariffs paid for entries eligible for refund. For additional information on tariffs, see note 10 to the unaudited, consolidated financial statements included in this report.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Highlights of our consolidated results compared to our results for the three and six months ended June 30, 2026 and 2025, which are discussed in more detail below, include:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenue (in millions)	$22,834	$21,221	$1,613	7.6%	$44,036	$42,767	$1,269	3.0%
Operating Expenses (in millions)	21,904	19,399	2,505	12.9%	41,839	39,279	2,560	6.5%
Operating Profit (in millions)	$930	$1,822	$(892)	(49.0)%	$2,197	$3,488	$(1,291)	(37.0)%
Operating Margin	4.1%	8.6%			5.0%	8.2%
Net Income (in millions)	$604	$1,283	$(679)	(52.9)%	$1,468	$2,470	$(1,002)	(40.6)%
Basic Earnings Per Share	$0.71	$1.51	$(0.80)	(53.0)%	$1.73	$2.91	$(1.18)	(40.5)%
Diluted Earnings Per Share	$0.71	$1.51	$(0.80)	(53.0)%	$1.73	$2.91	$(1.18)	(40.5)%

Operating Days	64	64			126	126
Average Daily Package Volume (in thousands)	19,006	19,741		(3.7)%	19,093	20,257		(5.7)%
Average Revenue Per Piece	$15.96	$14.34	$1.62	11.3%	$15.65	$14.28	$1.37	9.6%
•All of our segments contributed to revenue growth during the quarter and year-to-date periods of 2026.
•Revenue increased in both the quarter and year-to-date periods due to higher fuel surcharge revenue, benefits from our focus on revenue quality and higher yielding volume, as well as the impact of the AHG acquisition in the fourth quarter of 2025, partially offset by lower revenue associated with average daily volume declines and decreases in our Mail Innovations volume.
•Average daily package volume in our global small package operations decreased in both the quarter and year-to-date periods primarily due to planned reduction in volume from our largest customer, revenue quality actions, including those affecting certain e-commerce customers, and the impact of trade policy changes on certain international trade lanes. These declines were partially offset by continued growth from SMBs who leveraged our Digital Access Program ("DAP").
•Operating expenses increased during the quarter and year-to-date periods, primarily due to employee separation costs related to the Driver Choice Program and excess operational staffing in the first quarter of 2026 associated with outsourcing our Ground Saver product. Expenses also increased due to higher purchased transportation costs and higher costs for third-party aircraft, including lease expense incurred to address capacity constraints following the permanent grounding and retirement of our MD-11 fleet in the fourth quarter of 2025. Additionally, higher fuel costs and charter utilization expenses associated with network disruptions resulting from the Middle East conflict contributed to the increase. These increases were partially offset by benefits achieved as we executed our Network Reconfiguration and Efficiency Reimagined initiatives, as well as gains on sales of properties and aircraft parts.
•As a result of the factors described above, consolidated operating profit and operating margin decreased $892 million for the quarter ($1.3 billion year to date), with operating margin decreasing 450 basis points to 4.1% (down 320 basis points to 5.0% year to date).
•We reported second quarter 2026 net income of $604 million and diluted earnings per share of $0.71 ($1.5 billion and $1.73 per diluted share, year to date). Non-GAAP adjusted diluted earnings per share for the second quarter of 2026 were $1.76 ($2.82 per diluted share, year to date) after adjusting for the after-tax impacts of:
◦Transformation strategy costs of $891 million, or $1.05 per diluted share, in the second quarter ($933 million, or $1.09 per diluted share, year to date), primarily from employee separation costs related to the Driver Choice Program. For additional information, see note 16 of the unaudited, consolidated financial statements.
•We also returned $2.7 billion of cash to shareowners through dividends during the first half of 2026.
For additional operational results for the quarter and year-to-date periods specific to our segments, refer to Results of Operations - Segment Review below.

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
Non-GAAP adjusted amounts reflect the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Adjustments	2026	2025	2026	2025
Operating Expenses:
Transformation Strategy Costs:
Transformation 2.0	$—	$(3)	$—	$13
Fit to Serve	—	9	—	28
Network Reconfiguration and Efficiency Reimagined	1,172	68	1,227	91
Total Transformation Strategy Costs	1,172	74	1,227	132
Net Loss (Gain) on Divestiture	—	(20)	—	19
Total Non-GAAP Adjustments to Operating Expenses	$1,172	$54	$1,227	$151

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Adjustments	2026	2025	2026	2025
Other Income and (Expense):
Goodwill and Asset Impairment Charges	$—	$—	$—	$19
Total Non-GAAP Adjustments to Other Income	$—	$—	$—	$19

Total Non-GAAP Adjustments to Income Before Income Taxes	$1,172	$54	$1,227	$170

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Adjustments	2026	2025	2026	2025
Income Tax (Benefit) Expense:
Transformation Strategy Costs:
Transformation 2.0	$—	$(1)	$—	$3
Fit to Serve	—	2	—	6
Network Reconfiguration and Efficiency Reimagined	281	16	294	22
Total Transformation Strategy Costs	281	17	294	31
Net Loss (Gain) on Divestiture	—	(5)	—	4
Reversal of Income Tax Valuation Allowance	—	13	—	23
Total Non-GAAP Adjustments to Income Tax Expense	$281	$25	$294	$58
Total Adjustments to Non-GAAP Net Income	$891	$29	$933	$112
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Transformation Strategy Costs
We exclude the impact of charges related to initiatives within our transformation strategy. Our transformation strategy initiatives have spanned several years and are designed to fundamentally change the spans and layers of our organization structure, processes, technologies and the composition of our business portfolio.
Various circumstances precipitated these initiatives, including identification and prioritization of certain investments, developments and changes in competitive landscapes, inflationary pressures, consumer behaviors and other factors including post-COVID normalization and volume diversions attributed to our 2023 labor negotiations.
Our transformation strategy has included the following initiatives:
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
Network Reconfiguration and Efficiency Reimagined: Our Network of the Future initiative is intended to enhance the efficiency of our network through automation and operational sort consolidation in our U.S. Domestic Package network. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative, which is an expansion of Network of the Future and has led, and will continue to lead to further reductions in our facilities, vehicles, aircraft and workforce, as well as an end-to-end process redesign. We launched our Efficiency Reimagined initiatives to undertake the end-to-end process redesign effort which will align our organizational processes to the network reconfiguration and enhance our business performance and profitability beyond ordinary ongoing efforts. Through these initiatives we have reduced our operational workforce and closed certain daily operations at leased and owned buildings. In the first half of 2026, we closed 45 leased and owned buildings, 44 of which have been permanently closed. In the first six months of 2026, we achieved approximately $1.2 billion of program benefits from these initiatives. We expect to achieve approximately $3 billion in full year 2026 benefits from these initiatives.

As a part of these initiatives, we expect non-GAAP adjusted operating expense to exclude between $1.3 and $1.5 billion in cost during the full year 2026, primarily related to employee separation costs and third-party consulting fees of which $1.1 billion is related to the Driver Choice Program. As of June 30, 2026, we had incurred costs to date of $1.8 billion, including $1.2 billion in 2026, as a part of these initiatives. These initiatives are expected to conclude by 2027.

We do not consider the related costs to be ordinary because each program involves separate and distinct activities that span multiple periods, and such costs are not expected to drive incremental revenue. These initiatives exceed ordinary, ongoing efforts to enhance our business performance and profitability.
In addition, we have incurred and expect to continue to incur other costs and benefits associated with our Network Reconfiguration initiative and anticipated lower volumes, including early asset retirement, lease-related costs and gains from the sale of properties. It is our intention to exit or abandon leases, sell property and transfer or dispose of equipment associated with closed facilities. During the six months ended June 30, 2026, we recorded $60 million in gains on sales of properties related to this initiative. We expect the costs and benefits associated with these actions may increase should we determine to close additional buildings.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Gains and Losses Related to Divestitures

We exclude the impact of gains or losses related to the business divestitures. We do not consider these gains or losses to be a component of our ongoing operations, nor do we consider their impact when evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards.
Reversal of Income Tax Valuation Allowance
We previously recorded non-GAAP adjustments for transactions that resulted in capital loss deferred tax assets not expected to be realized. As a result of property sales during 2025, these capital losses were fully realized within that year. We supplement our presentation with non-GAAP adjusted financial measures that exclude the impact of the reversals of the valuation allowances against these deferred tax assets as we believe such treatment is consistent with how the valuation allowance was initially established.
Non-GAAP Adjusted Cost per Piece
We evaluate the efficiency of our operations using various metrics, including non-GAAP adjusted cost per piece. Non-GAAP adjusted cost per piece in any period is calculated as non-GAAP adjusted operating expenses divided by total volume. Because non-GAAP adjusted operating expenses exclude costs or charges that we do not consider a part of underlying business performance when monitoring and evaluating the operating performance of our business units, making decisions to allocate resources or in determining incentive compensation awards, we believe this is the appropriate metric on which to base reviews and evaluations of the efficiency of our operational performance.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Segment Review
The results and discussions that follow are reflective of how management monitors and evaluates the performance of our segments as defined in note 12 to the unaudited, consolidated financial statements.
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Our allocation methodologies are refined periodically, or as necessary to reflect changes in our businesses. During the six months ended June 30, 2026, there were no significant changes to our allocation methodologies.
As a normal part of managing our air network, we routinely idle aircraft and engines temporarily for maintenance or to adjust network capacity. As of June 30, 2026, we had two aircraft temporarily idled for an average period of approximately six months in order to better match capacity with current demand. Temporarily idled assets are classified as held-and-used, and we continue to record depreciation expense for these assets. We expect these aircraft to return to operational service during the third and fourth quarters of 2026. Following the permanent grounding and retirement of our MD-11 fleet in the fourth quarter of 2025, we experienced increased third-party lease expense to address capacity constraints. During the six months ended June 30, 2026, we took delivery of five Boeing 767-300 aircraft, which were accounted for as finance leases, and began to reduce the associated third-party expense.
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
For each of our reporting units, we continue to monitor the impact of macroeconomic conditions and business performance on our estimates of fair value. As of our July 1, 2025 testing date, approximately $877 million and $738 million of our $4.8 billion consolidated goodwill balance was represented by our Global Freight Forwarding ("GFF") and Healthcare Logistics and Distribution ("HLD") reporting units, respectively, included in SCS. Based on our most recent annual impairment evaluation, both reporting units exhibited a limited excess of fair value above carrying value and reflect a greater risk of an impairment occurring in future periods. An interim quantitative test for goodwill impairment performed in the fourth quarter of 2025 on the GFF reporting unit did not result in an impairment. At June 30, 2026, none of our reporting units had indications that an impairment was more likely than not. For further discussion see note 7 to the audited, consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,411	1,429		(1.3)%	1,389	1,474		(5.8)%
Deferred	792	825		(4.0)%	798	845		(5.6)%
Ground	13,799	14,299		(3.5)%	13,833	14,672		(5.7)%
Total Average Daily Package Volume	16,002	16,553		(3.3)%	16,020	16,991		(5.7)%
Average Revenue Per Piece:
Next Day Air	$28.55	$25.07	$3.48	13.9%	$28.18	$25.06	$3.12	12.5%
Deferred	21.74	19.39	2.35	12.1%	21.35	19.47	1.88	9.7%
Ground	12.35	11.46	0.89	7.8%	12.25	11.46	0.79	6.9%
Total Average Revenue Per Piece	$14.24	$13.03	$1.21	9.3%	$14.08	$13.04	$1.04	8.0%
Operating Days in Period	64	64			126	126
Revenue (in millions):
Next Day Air	$2,578	$2,293	$285	12.4%	$4,932	$4,654	$278	6.0%
Deferred	1,102	1,024	78	7.6%	2,147	2,073	74	3.6%
Ground	10,908	10,484	424	4.0%	21,346	21,193	153	0.7%
Cargo and Other	342	282	60	21.3%	630	623	7	1.1%
Total Revenue	$14,930	$14,083	$847	6.0%	$29,055	$28,543	$512	1.8%
Operating Expenses (in millions):
Operating Expenses	$14,914	$13,167	$1,747	13.3%	$28,524	$26,648	$1,876	7.0%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	(1,172)	(66)	(1,106)	N/M	(1,222)	(98)	(1,124)	N/M
Non-GAAP Adjusted Operating Expenses	$13,742	$13,101	$641	4.9%	$27,302	$26,550	$752	2.8%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$16	$916	$(900)	(98.3)%	$531	$1,895	$(1,364)	(72.0)%
Non-GAAP Adjusted Operating Profit	$1,188	$982	$206	21.0%	$1,753	$1,993	$(240)	(12.0)%
Operating Margin	0.1%	6.5%			1.8%	6.6%
Non-GAAP Adjusted Operating Margin	8.0%	7.0%			6.0%	7.0%
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Second quarter 2026 vs. 2025	(3.3)%	5.2%	4.1%	6.0%
Year to date 2026 vs. 2025	(5.7)%	5.0%	2.5%	1.8%
The growth in rates and product mix and fuel surcharge shown above includes contributions from our air cargo product, which is measured by dimensional weight rather than on a per piece basis and therefore does not impact the volume and revenue per piece discussions below.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased for both the quarter and year-to-date periods, driven by planned volume reductions from our largest customer, which concluded during the quarter, as well as, actions taken on lower-yielding e-commerce volume. These overall declines were partially offset by continued growth from SMBs who leveraged our Digital Access Program ("DAP").
Residential ("business-to-consumer") and commercial ("business-to-business") volume declined. Business-to-consumer volume decreased 3.5% for the quarter (down 6.9% year to date) as a result of the planned volume declines discussed above. Business-to-business volume decreased 3.2% for the quarter (down 4.1% year to date) primarily driven by the retail sector, partially offset by continued growth in the technology sector.
Within our air products, average daily volume decreased 2.3% for the quarter (down 5.7% year to date), driven by the continued execution of planned volume declines from our largest customer, partially offset by growth from SMB and healthcare customers.
Ground average daily volume decreased 3.5% for the quarter (down 5.7% year to date), driven primarily by the residential and commercial volume reductions discussed above.
Revenue Per Piece
Revenue per piece increased 9.3% for the quarter (up 8.0% year to date), driven by an average 5.9% net increase in base and accessorial rates implemented throughout 2025, higher fuel surcharges and favorable customer mix.
Fuel Surcharges
We apply a fuel surcharge on our domestic air and ground services that adjusts weekly and is designed to help offset fluctuations in fuel costs resulting from fuel price volatility. Our air fuel surcharge is based on the U.S. Department of Energy's ("DOE") Gulf Coast spot price for a gallon of kerosene-type fuel, and our ground fuel surcharge is based on the DOE's On-Highway Diesel Fuel price. Fuel surcharge revenue increased approximately $575 million for the quarter (up approximately $721 million year to date) primarily as a result of higher fuel costs and surcharge rates due to the Middle East conflict, partially offset by the impact of lower volume.
Operating Expenses
Operating expenses increased for both the quarter and year-to-date periods as a result of second quarter separation costs associated with the Driver Choice Program within compensation and benefits, higher facility and transportation expenses and higher fuel costs. These increases were partially offset by cost reductions from the execution of our Network Reconfiguration and Efficiency Reimagined initiatives.
The change in operating expenses included the following:
•Compensation and benefits expense increased $864 million for the quarter (up $472 million year to date), driven by second quarter separation costs related to the Driver Choice Program of $1.1 billion, contractual wage rate increases, and higher workers' compensation expense. Year-to-date results were also impacted by excess operational staffing in the first quarter of 2026 associated with outsourcing our Ground Saver product. These increases were partially offset by reduced headcount as we executed our Network Reconfiguration and Efficiency Reimagined initiatives, fewer labor hours resulting from the outsourcing of our Ground Saver product, lower volume and lower pension and health and welfare costs within our U.S. union workforce.
•Facility and transportation related costs increased $602 million for the quarter (up $1.1 billion year to date), primarily due to higher fees paid to the USPS associated with outsourcing our Ground Saver product.
•Other expenses increased $205 million for the quarter (up $202 million year to date), driven primarily by higher fuel costs and third-party lease expense to address capacity constraints resulting from fourth quarter 2025 aircraft retirements, partially offset by gains on sales of properties and aircraft parts.
Our non-GAAP adjusted operating expenses exclude the impact of transformation strategy costs of $1.2 billion and $66 million in the second quarters of 2026 and 2025, respectively and $1.2 billion and $98 million in the 2026 and 2025 year-to-date periods, respectively. The transformation strategy costs in the second quarter of 2026 primarily reflect separation costs related to the Driver Choice Program. Transformation strategy costs during 2026 and 2025 periods relate to our Network

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Reconfiguration and Efficiency Reimagined programs. Costs in the 2025 period also included costs related to our Transformation 2.0 and Fit to Serve programs. These primarily consisted of compensation and benefits costs, as well as fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of transformation strategy costs excluded from our non-GAAP financial measures.
Cost per piece increased 16.8% during the second quarter of 2026 (up 13.3% year to date) primarily driven by separation costs related to the Driver Choice Program, higher fees paid to the USPS associated with outsourcing our Ground Saver product, higher fuel costs, contractual wage rate increases and lower average daily volume and stops, partially offset by increased productivity and operational efficiencies from our network reconfiguration efforts. Non-GAAP adjusted cost per piece increased 8.0% (up 8.7% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Average Daily Package Volume (in thousands):
Domestic	1,394	1,507		(7.5)%	1,432	1,541		(7.1)%
Export	1,610	1,681		(4.2)%	1,641	1,725		(4.9)%
Total Average Daily Package Volume	3,004	3,188		(5.8)%	3,073	3,266		(5.9)%
Average Revenue Per Piece:
Domestic	$9.74	$8.61	$1.13	13.1%	$9.44	$8.25	$1.19	14.4%
Export	38.45	32.38	6.07	18.7%	36.32	31.87	4.45	14.0%
Total Average Revenue Per Piece	$25.13	$21.14	$3.99	18.9%	$23.80	$20.73	$3.07	14.8%
Operating Days in Period	64	64			126	126
Revenue (in millions):
Domestic	$869	$830	$39	4.7%	$1,704	$1,601	$103	6.4%
Export	3,962	3,484	478	13.7%	7,510	6,928	582	8.4%
Cargo and Other	213	171	42	24.6%	370	329	41	12.5%
Total Revenue	$5,044	$4,485	$559	12.5%	$9,584	$8,858	$726	8.2%
Operating Expenses (in millions):
Operating Expenses	$4,421	$3,813	$608	15.9%	$8,414	$7,545	$869	11.5%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	—	(10)	10	(100.0)%	(4)	(23)	19	(82.6)%
Non-GAAP Adjusted Operating Expenses	$4,421	$3,803	$618	16.3%	$8,410	$7,522	$888	11.8%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$623	$672	$(49)	(7.3)%	$1,170	$1,313	$(143)	(10.9)%
Non-GAAP Adjusted Operating Profit	$623	$682	$(59)	(8.7)%	$1,174	$1,336	$(162)	(12.1)%
Operating Margin	12.4%	15.0%			12.2%	14.8%
Non-GAAP Adjusted Operating Margin	12.4%	15.2%			12.2%	15.1%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$40				$196
Operating Expenses			(37)				(205)
Operating Profit			$3				$(9)

(1)    Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Second quarter 2026 vs. 2025	(5.8)%	7.9%	9.6%	0.8%	12.5%
Year to date 2026 vs. 2025	(5.9)%	6.8%	5.1%	2.2%	8.2%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased for both domestic and export products for the quarter and year-to-date periods, primarily in Europe, the Middle East and Africa ("EMEA").
Domestic average daily volume decreased 7.5% for the quarter (down 7.1% year to date) primarily driven by domestic standard product declines in EMEA and our revenue quality efforts.
Export average daily volume decreased 4.2% for the quarter (down 4.9% year to date) led by declines in EMEA intra-regional movements due to our revenue quality efforts, and in U.S. destination lanes resulting from trade policy changes, including de minimis exclusions. Total U.S. import average daily volume decreased led by average daily volume declines from EMEA global trade policy changes, including de minimis exclusions. The decline was partially offset by higher demand on the Asia to U.S. trade lane, led by China outbound volume, as we lapped the elimination of the de minimis in May 2026.
Revenue Per Piece
Revenue per piece increased 18.9% for the quarter (up 14.8% year to date), with increases in all regions due to improvement in geographic mix and shifts in trade lanes, particularly in Asia. The increases were primarily driven by our fuel surcharges and revenue quality actions.

Domestic revenue per piece increased 13.1% for the quarter (up 14.4% year to date) primarily driven by fuel surcharges and shifts in customer mix, mainly in EMEA and Canada.
Export revenue per piece increased 18.7% for the quarter (up 14.0% year to date) primarily driven by fuel surcharges and favorable customer and product mix shift.
Fuel Surcharges
The fuel surcharge we apply to international air services originating inside or outside the U.S. is largely indexed to the DOE's Gulf Coast spot price for a gallon of kerosene-type jet fuel. The fuel surcharges for ground services originating outside the U.S. are indexed to fuel prices in the region or country where the shipment originates. During the quarter and year-to-date period, fuel surcharge revenue increased $429 million for the quarter (up $452 million year to date) primarily due to the Middle East conflict. Most of our fuel surcharges adjust with fuel prices on a weekly basis and are intended to mitigate the impact of fuel price volatility.
Operating Expenses
Operating expenses increased $608 million for the quarter (up $869 million year to date), including unfavorable currency movement. Integrated air and ground network costs increased $482 million (up $602 million year to date) as we continued to align our global network in response to the Middle East conflict. These cost increases were primarily due to increased fuel and charter utilization expenses associated with network disruptions, along with aircraft maintenance.
Our non-GAAP adjusted operating expenses exclude the impact of $0 and $10 million of transformation strategy costs in the second quarters of 2026 and 2025, respectively, and $4 and $23 million in the 2026 and 2025 year-to-date periods, respectively. Transformation strategy costs during 2026 and 2025 periods relate to our Network Reconfiguration and Efficiency Reimagined programs. The costs in the 2025 periods also include costs related to our Transformation 2.0 and Fit to Serve programs, which primarily consisted of compensation and benefits costs and fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of transformation strategy costs excluded from our non-GAAP financial measures.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SCS

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenue (in millions):
Forwarding	$791	$732	$59	8.1%	$1,447	$1,458	$(11)	(0.8)%
Logistics	1,540	1,476	64	4.3%	2,949	3,048	(99)	(3.2)%
Other SCS	529	445	84	18.9%	1,001	860	141	16.4%
Total Revenue	$2,860	$2,653	$207	7.8%	$5,397	$5,366	$31	0.6%
Operating Expenses (in millions):
Operating Expenses	$2,569	$2,419	$150	6.2%	$4,901	$5,086	$(185)	(3.6)%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	—	2	(2)	(100.0)%	(1)	(11)	10	(90.9)%
Net (Loss) Gain on Divestiture	—	20	(20)	(100.0)%	—	(19)	19	(100.0)%
Non-GAAP Adjusted Operating Expenses	$2,569	$2,441	$128	5.2%	$4,900	$5,056	$(156)	(3.1)%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$291	$234	$57	24.4%	$496	$280	$216	77.1%
Non-GAAP Adjusted Operating Profit	$291	$212	$79	37.3%	$497	$310	$187	60.3%
Operating Margin	10.2%	8.8%			9.2%	5.2%
Non-GAAP Adjusted Operating Margin	10.2%	8.0%			9.2%	5.8%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$45				$80
Operating Expenses			(44)				(78)
Operating Profit			$1				$2
(1) Amount represents the change in currency translation compared to the prior year.
Revenue
Revenue increased for the quarter from our Forwarding, Logistics and other SCS businesses. Revenue increased for the year-to-date period primarily due to an increase in revenue from our other SCS businesses, partially offset by declines in Forwarding and Logistics.
Within our Forwarding businesses, revenue increased $59 million for the quarter driven by higher international airfreight rates. For the year-to-date period, Forwarding revenue decreased by $11 million.
Within our Logistics businesses, revenue increased $64 million for the quarter (down $99 million year to date). This was primarily due to an increase of $232 million for the quarter (up $420 million year to date) from our healthcare logistics business as a result of our fourth quarter 2025 acquisition of AHG, as well as higher volume driven by additional healthcare logistics customer demand. These increases were offset by a decline in Mail Innovations of $186 million for the quarter (down $563 million year to date).
Revenue from our other businesses within SCS increased $84 million for the quarter (up $141 million year to date), primarily driven by growth within our digital businesses.
Operating Expenses
Total operating expenses increased for the quarter primarily due to the acquisition of AHG and higher volume from healthcare logistics customer demand, partially offset by the impact of the decline in Mail Innovations volume. On a year-to-date basis, operating expenses decreased due to the impact of Mail Innovations volume declines, partially offset by increases in healthcare logistics expenses from the acquisition of AHG and volume increases from customer demand.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Our non-GAAP adjusted operating expenses exclude the impact of transformation strategy costs of $0 and $2 million in the second quarters of 2026 and 2025, respectively, and $1 and $11 million in the 2026 and 2025 year-to-date periods, respectively. In 2025, non-GAAP adjusted operating expense for the quarter and year-to-date periods excluded the impact of a divestiture of a business within SCS.
Transformation strategy costs in SCS during the periods presented related to our Transformation 2.0, Fit to Serve, and Network Reconfiguration and Efficiency Reimagined programs. Within Transformation 2.0, we incurred costs related to financial system investments in 2025. Within Fit to Serve, we incurred severance costs in 2025. Within Network Reconfiguration and Efficiency Reimagined, we incurred costs related to end-to-end process redesign in both the 2026 and 2025 periods. See Supplemental Information - Items Affecting Comparability for additional discussion of items excluded from our non-GAAP adjusted financial measures.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses
The following table sets forth our consolidated operating expense for the three and six months ended June 30, 2026 and 2025, respectively (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Operating Expenses (in millions):
Compensation and benefits	$12,654	$11,626	$1,028	8.8%	$24,199	$23,453	$746	3.2%
Transformation Strategy Costs	(1,117)	(50)	(1,067)		(1,148)	(74)	(1,074)
Non-GAAP Adjusted Compensation and Benefits	$11,537	$11,576	$(39)	(0.3)%	$23,051	$23,379	$(328)	(1.4)%

Repairs and maintenance	$789	$755	$34	4.5%	$1,581	$1,487	$94	6.3%
Depreciation and amortization	980	936	44	4.7%	1,965	1,848	117	6.3%
Purchased transportation	3,187	2,522	665	26.4%	5,951	5,252	699	13.3%
Fuel	1,697	1,058	639	60.4%	2,780	2,116	664	31.4%
Other occupancy	557	544	13	2.4%	1,231	1,151	80	7.0%
Other expenses	2,040	1,958	82	4.2%	4,132	3,972	160	4.0%
Total Other Expenses	9,250	7,773	1,477	19.0%	17,640	15,826	1,814	11.5%

Transformation Strategy Costs	(55)	(24)	(31)	129.2%	(79)	(58)	(21)	36.2%
Net (Loss) Gain on Divestiture	—	20	(20)	(100.0)%	—	(19)	19	(100.0)%
Non-GAAP Adjusted Total Other Expenses	$9,195	$7,769	$1,426	18.4%	$17,561	$15,749	$1,812	11.5%

Total Operating Expenses	$21,904	$19,399	$2,505	12.9%	$41,839	$39,279	$2,560	6.5%
Non-GAAP Adjusted Total Operating Expenses	$20,732	$19,345	$1,387	7.2%	$40,612	$39,128	$1,484	3.8%

Currency (Benefit) / Cost - (in millions)(1)			$81				$283
(1)    Amount represents the change in currency translation compared to the prior year.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	$	2026	2025	$
Non-GAAP Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs:
Compensation	$—	$4	$(4)	$—	$7	$(7)
Benefits	1,117	46	1,071	1,148	67	1,081
Other expenses	55	24	31	79	58	21
Total Transformation Strategy Costs	$1,172	$74	$1,098	$1,227	$132	$1,095
Other expenses:
Net Loss (Gain) on Divestiture	—	(20)	20	—	19	(19)
Total Non-GAAP Adjustments to Operating Expenses	$1,172	$54	$1,118	$1,227	$151	$1,076

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Compensation expense increased $64 million for the quarter (down $183 million year to date). The principal factors contributing to the changes were:
•Management compensation costs increased $188 million for the quarter (up $145 million year to date), primarily due to an increase in incentive compensation, partially offset by lower overall headcount as we continue to execute our transformation strategy. For additional information on our transformation strategy, see note 16 to the unaudited, consolidated financial statements.
•Direct labor costs decreased $98 million for the quarter (down $308 million year to date). The impact of volume declines as well as a decline in total stops from outsourcing our Ground Saver product decreased direct labor costs by $267 million for the quarter (down $690 million year to date). These decreases were partially offset by an increase of $129 million for the quarter (up $415 million year to date) in wage rate growth driven by increased seniority and contractual wage rate increases, and excess operational staffing in the first quarter of 2026 associated with outsourcing our Ground Saver product.
Benefits costs increased $965 million for the quarter (up $930 million year to date). Employee benefits increased $987 million for the quarter (up $999 million year to date) primarily from separation costs associated with the Driver Choice Program. Multiemployer pension and other postretirement benefits costs, paid time off, payroll taxes, health and welfare and other costs decreased $38 million for the quarter (down $152 million year to date) primarily due to headcount reductions. Workers' compensation expense increased $16 million for the quarter (up $83 million year to date) due to an increase in current year claim costs and less favorable development in prior year claims, partially offset by a reduction in overall hours worked.
Non-GAAP adjusted operating expenses for the quarter and year-to-date periods of both 2026 and 2025 exclude the impact of costs incurred under our Transformation 2.0, Fit to Serve and Network Reconfiguration and Efficiency Reimagined initiatives, and primarily consisted of employee benefits expense and related payroll tax expense. Compensation and benefits expenses under these initiatives were $1.1 billion and $50 million in the second quarters of 2026 and 2025, respectively, and $1.1 billion and $74 million in the 2026 and 2025 year to date periods, respectively. See Supplemental Information - Items Affecting Comparability for additional discussion of items excluded from our non-GAAP financial measures.
Repairs and Maintenance
Repairs and maintenance costs increased in both the quarter and year-to-date periods due to an increase in aircraft maintenance costs and higher routine repair expenses for buildings and facilities.
Depreciation and Amortization
Depreciation and amortization expense increased in both the quarter and year-to-date periods due to capital asset additions and building closures associated with our transformation initiatives, as well as additional amortization related to software investments and the acquisition of AHG in the fourth quarter of 2025.
Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers increased $665 million for the quarter (up $699 million year to date). The changes were primarily driven by:
•Ground transportation expense increased $362 million for the quarter (up $338 million year to date) primarily due to an increase in fees paid to the USPS associated with outsourcing our Ground Saver product and increases in expense related to our digital businesses due to overall growth, partially offset by the impact of the decline in volume in Mail Innovations.
•Air carrier expense increased $175 million for the quarter (up $253 million year to date) from additional leased aircraft expense to address temporary capacity constraints resulting from fourth quarter 2025 aircraft retirements and additional charter utilization associated with network disruptions from the Middle East conflict.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•Third-party fuel surcharge expense increased $86 million for the quarter (up $80 million year to date) primarily due to fuel surcharges charged to us as a result of the Middle East conflict.
Fuel Expense
Fuel expense increased $639 million for the quarter (up $664 million year to date) mainly attributable to higher prices for jet fuel, diesel and gasoline due to the Middle East conflict, partially offset by the impact of lower volumes.
Other Occupancy
Other occupancy expense increased $13 million for the quarter (up $80 million year to date) primarily due to new lease expenses, including leases acquired in the AHG acquisition, an increase in the number and costs of weather-related events, and an increase in property taxes.
Other Expenses
Other expenses increased $82 million for the quarter (up $160 million year to date). The increase was primarily driven by growth in DAP, which increased expenses by $53 million for the quarter (up $92 million year to date). Technology expense increased $42 million for the quarter (up $69 million year to date) due to additional software costs and application fees. Third-party consulting expense increased $36 million for the quarter (up $10 million year to date) in support of Efficiency Reimagined. Credit losses was relatively flat for the quarter and up $25 million year to date as a result of changes in the composition of our accounts receivable. These increases were partially offset by higher gains on sales of properties and aircraft parts of $52 million for the quarter (up $104 million year to date).
In 2026, non-GAAP adjusted operating expenses exclude transformation strategy costs, consisting of fees paid to outside professional service providers. In 2025, non-GAAP adjusted operating expenses exclude the divestiture of a business within SCS and transformation strategy costs for fees paid to outside professional service providers.
We expect to incur additional other expenses under our Network Reconfiguration and Efficiency Reimagined programs during the remainder of 2026. See Supplemental Information - Items Affecting Comparability for additional discussion on the types, amounts and timing thereof.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income (Expense)
The following table sets forth investment income and other and interest expense for the three and six months ended June 30, 2026 and 2025, respectively (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Investment Income and Other	$103	$78	$25	32.1%	$226	$157	$69	43.9%
Goodwill and Asset Impairment Charges	—	—	—	—%	—	19	(19)	(100.0)%
Non-GAAP Adjusted Investment Income and Other	103	78	25	32.1%	226	176	50	28.4%

Interest Expense	(272)	(238)	(34)	14.3%	(538)	(460)	(78)	17.0%
Total Other Income (Expense)	$(169)	$(160)	$(9)	5.6%	$(312)	$(303)	$(9)	3.0%
Non-GAAP Adjusted Total Other Income (Expense)	$(169)	$(160)	$(9)	5.6%	$(312)	$(284)	$(28)	9.9%
Investment Income and Other
Investment income and other increased $25 million for the quarter ($69 million year to date), primarily driven by higher pension income, partially offset by lower interest rates and fees associated with our accounts receivable factoring program. Pension income increased due to higher expected returns on pension assets, partially offset by increased interest cost related to overall plan growth and changes in demographic assumptions. For additional information on our factoring program, see note 3 to the unaudited, consolidated financial statements.
For the 2025 year-to-date period, investment income and other included a $19 million asset impairment charge related to an equity method investment. Excluding the impact of this impairment, non-GAAP adjusted investment income and other increased by $50 million.

Interest Expense
Interest expense increased $34 million for the quarter ($78 million year to date), primarily due to higher average outstanding debt balances and higher interest cost on finance leases.
Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three and six months ended June 30, 2026 and 2025, respectively (in millions):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Income Tax Expense	$157	$379	$(222)	(58.6)%	$417	$715	$(298)	(41.7)%
Income Tax Impact of:
Transformation Strategy Costs	281	17	264		294	31	263	848.4%
Net Loss (Gain) on Divestiture	—	(5)	5	(100.0)%	—	4	(4)	(100.0)%
Reversal of Income Tax Valuation Allowance	—	13	(13)	(100.0)%	—	23	(23)	(100.0)%
Non-GAAP Adjusted Income Tax Expense	$438	$404	$34	8.4%	$711	$773	$(62)	(8.0)%
Effective Tax Rate	20.6%	22.8%			22.1%	22.4%
Non-GAAP Adjusted Effective Tax Rate	22.7%	23.5%			22.8%	23.0%
For additional information on our income tax expense and effective tax rate, see note 15 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of June 30, 2026, we had $4.7 billion in cash, cash equivalents and marketable securities. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures, pension contributions, transformation strategy costs, including voluntary separation programs, debt obligations and shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Six Months Ended June 30,
	2026	2025
Net income	$1,468	$2,470
Non-cash operating activities (1)	2,791	2,527
Pension and postretirement medical benefit plan contributions (company-sponsored plans)	(581)	(921)
Income tax receivables and payables	(441)	(565)
Changes in working capital and other non-current assets and liabilities	(153)	(833)
Other operating activities	(1)	(12)
Net cash from operating activities	$3,083	$2,666
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
Net cash from operating activities increased $417 million during the six months ended June 30, 2026, primarily due to:
•Approximately $200 million related to the timing of pass-through IEEPA tariff refunds received from CBP in 2026 that are payable to customers. See note 10 to the unaudited, consolidated financial statements for additional information.
•Lower income tax payments, primarily due to a 2024 tax payment deferred into 2025 resulting from Hurricane Helene relief that did not recur in 2026.
•Lower contributions to our company-sponsored, defined benefit pension and postretirement medical plans.
These increases were partially offset by:
• A reduction in net income during the period.
• An increase in accounts receivable from changes in collection of aged receivables, including $2.0 billion from our accounts receivable factoring program.
As of June 30, 2026, approximately $2.0 billion of our total worldwide holdings of cash, cash equivalents and marketable securities were held by foreign subsidiaries. The amount of cash, cash equivalents and marketable securities held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts, strategic operating needs and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance our business operations and planned capital expenditures, pension contributions, transformation strategy costs, debt obligations and shareowner returns. All cash, cash equivalents and marketable securities held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Investing Activities
Our primary (uses) sources of cash from investing activities were as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash used in investing activities	$(1,510)	$(2,278)

Capital Expenditures:
Buildings, facilities and plant equipment	$(1,246)	$(1,147)
Information technology	(428)	(539)
Aircraft and parts	(37)	(120)
Vehicles	(13)	(193)
Total capital expenditures	$(1,724)	$(1,999)

Capital expenditures as a % of revenue	3.9%	4.7%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$198	$91
Acquisitions, net of cash acquired	$—	$(479)
Other investing activities	$16	$109
For the six months ended June 30, 2026, total capital expenditures decreased, primarily driven by reduced spending on vehicles due to lower package volume and a focus on routine replacements for vehicles at the end of their useful lives, decreased aircraft expenditures due to aircraft deliveries under finance lease arrangements and lower technology infrastructure spending as a result of project completion and non-recurring prior year investments. These decreases were partially offset by increased spending on buildings, facilities and plant equipment associated with our Network of the Future and other operational efficiency initiatives.
In the six months ended June 30, 2026, we did not complete any acquisitions. In the six months ended June 30, 2025, cash paid for acquisitions was $479 million and was related to the acquisition of Frigo-Trans and Biotech & Pharma Logistics ("Frigo-Trans") and reacquired development area rights for The UPS Store.
We have commitments for the purchase of equipment, real estate and vehicles to provide for the replacement and enhancement of existing capacity and targeted growth. These investments also provide for maintenance of buildings, facilities and equipment. Our 2026 investment program anticipates investments in technology initiatives and enhanced network capabilities. We currently expect our capital expenditures will be approximately $3.0 billion for all of 2026, of which approximately 80% will be allocated to network enhancement projects and other technology initiatives. We regularly evaluate opportunities for cost effective financing of assets in order to reduce our capital spending. Future capital spending will depend on a variety of factors, including economic and industry conditions, and financing alternatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash Flows From Financing Activities
Our primary (uses) sources of cash from financing activities were as follows (in millions, except per share data):

	Six Months Ended June 30,
	2026	2025
Net cash used in financing activities	$(2,757)	$(519)
Share Repurchases:
Cash paid to repurchase shares(1)	$—	$(1,000)
Number of shares repurchased	—	(8.6)
Shares outstanding at period end	851	848
Dividends:
Dividends declared per share	$3.28	$3.28
Cash paid for dividends	$(2,708)	$(2,697)
Borrowings and Other Financing Activities:
Net borrowings (repayments) of debt principal	$(85)	$3,091
Other financing activities(2)	$36	$87
Capitalization:
Total debt outstanding at period end	$24,484	$24,740
Total shareowners' equity at period end	15,099	15,777
Total capitalization	$39,583	$40,517
(1)    For additional information on our share repurchase activities, see note 11 to the unaudited, consolidated financial statements.
(2)    Includes issuances of common stock.
We did not repurchase any shares under our stock repurchase program during the six months ended June 30, 2026.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We paid a quarterly cash dividend of $1.64 per share in each of the first and second quarters of both 2026 and 2025.
There were no issuances of debt during the six months ended June 30, 2026. Repayments of debt during the six months ended June 30, 2026 consisted of $85 million of senior notes and finance lease obligations. Issuances of debt during the six months ended June 30, 2025 consisted of fixed-rate and floating-rate senior notes of varying maturities totaling $4.2 billion. Repayments of debt during the six months ended June 30, 2025 consisted of $1.1 billion of senior notes and finance lease obligations.
The amount of commercial paper outstanding fluctuates based on daily liquidity needs. As of June 30, 2026, we had no outstanding balances under our U.S. or European commercial paper programs. The average balance outstanding of commercial paper during the six months ended June 30, 2026 and 2025 was $54 and $95 million, respectively, and the average interest rates were 3.48% and 4.01%, respectively. The amount of commercial paper outstanding under these programs in the remainder of 2026 is expected to fluctuate. As of June 30, 2026, we had $500 million of fixed-rate senior notes currently outstanding that mature in 2026. We intend to repay or refinance these amounts when due. We consider the overall fixed and floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
Cash flows from other financing activities included cash proceeds of $50 million related to collections from customers on accounts receivable that had been factored in 2026. This reflected $109 million of obligations related to factored receivables that were not remitted to third-party purchasers as of June 30, 2026, partially offset by $59 million repaid from prior-period balances. This program was not in place in the 2025 periods.
At June 30, 2026, we had parent company guarantees of approximately $1.8 billion related to aircraft leases. For additional information on guarantees, see note 9 to the unaudited, consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Except as disclosed above and in our Annual Report on Form 10-K for the year ended December 31, 2025, we do not have off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In January 2023, the Board of Directors approved a share repurchase authorization of $5.0 billion for class A and class B common stock. We did not repurchase any shares under this authorization in 2026. As of June 30, 2026, we had $1.3 billion available under this share repurchase authorization.
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
UPS Long-Term Incentive Performance Program Amended and Restated Terms and Conditions, effective as of May 6, 2026 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2026)*.

10.2	—	UPS Long-Term Incentive Program Terms and Conditions, effective as of May 6, 2026 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2026)*.

10.3	—	United Parcel Service, Inc. 2026 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Company's definitive proxy statement on Schedule 14A filed on March 19, 2026)*.

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL (included as Exhibit 101).

__________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	August 5, 2026	By:	/s/ BRIAN DYKES
Brian Dykes
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)