Form 10-Q
period 2026-09-30
UNITED PARCEL SERVICE INC
filed 2026-11-04
CIK 1090727

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026 or

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

ATTN: Chief Financial Officer
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☑
There were 99,812,037 class A shares, and 751,657,335 class B shares, with a par value of $0.01 per share, outstanding at October 15, 2026.

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or anticipated results. These risks and uncertainties include, but are not limited to: changes in general economic conditions in the U.S. or internationally, including as a result of changes in global trade policy, new or increased tariffs, government shutdowns, or geopolitical uncertainty, tensions and/or conflicts in or arising from various countries and regions, including the European Union, Ukraine, the Russian Federation, the Middle East and the Trans-Pacific region; significant competition on a local, regional, national and international basis; changes in our relationships with our significant customers; our ability to attract and retain qualified employees; strikes, work stoppages or slowdowns by our employees; increased or more complex physical or operational security requirements; a significant cybersecurity incident, or increased data protection regulations; our ability to maintain our brand image and corporate reputation; impacts from global climate change; interruptions in or impacts on our business from natural or man-made events or disasters including terrorist attacks, epidemics or pandemics; exposure to changing economic, political, regulatory and social developments in international and emerging markets; our ability to realize the anticipated benefits from acquisitions, dispositions, joint ventures or strategic alliances; the effects of changing prices of energy, including gasoline, diesel, jet and other fuels, and interruptions in supplies of these commodities; changes in exchange rates or interest rates; our ability to accurately forecast our future capital investment needs; increases in our expenses or funding obligations relating to employee health, retiree health and/or pension benefits; our ability to manage insurance and claims expenses; changes in business strategy, government regulations or economic or market conditions that may result in impairments of our assets; potential additional U.S. or international tax liabilities; increasingly stringent regulations related to climate change; potential claims or litigation related to labor and employment, personal injury, property damage, business practices, environmental liability and other matters; and other risks discussed in our filings with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2025 and subsequently filed reports. You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements, except as required by law.
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

Item 1. Financial Statements
UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2026 (unaudited) and December 31, 2025 (in millions)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$6,837	$5,887
Accounts receivable, Net	10,392	11,209
Other current assets	2,084	1,949
Total Current Assets	19,313	19,045
Property, Plant and Equipment, Net	37,917	37,731
Operating Lease Right-Of-Use Assets	4,043	4,263
Goodwill	5,590	5,837
Intangible Assets, Net	3,953	4,021
Deferred Income Tax Assets	151	140
Other Non-Current Assets	1,752	2,053
Total Assets	$72,719	$73,090
LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and finance leases	$957	$608
Current maturities of operating leases	725	763
Accounts payable	6,152	6,633
Accrued wages and withholdings	3,631	3,715
Self-insurance reserves	1,163	1,137
Accrued group welfare and retirement plan contributions	1,211	1,389
Other current liabilities	1,744	1,375
Total Current Liabilities	15,583	15,620
Long-Term Debt and Finance Leases	25,121	23,519
Non-Current Operating Leases	3,487	3,700
Pension and Postretirement Benefit Obligations	5,751	6,567
Deferred Income Tax Liabilities	3,931	3,690
Other Non-Current Liabilities	3,820	3,739
Shareowners' Equity:
Class A common stock (100 and 106 shares issued in 2026 and 2025, respectively)	1	1
Class B common stock (751 and 743 shares issued in 2026 and 2025, respectively)	8	8
Additional paid-in capital	585	275
Retained earnings	18,598	20,151
Accumulated other comprehensive loss	(4,198)	(4,208)
Deferred compensation obligations	3	5
Less: Treasury stock (0.1 shares in 2026 and 2025)	(3)	(5)
Total Equity for Controlling Interests	14,994	16,227
Noncontrolling interests	32	28
Total Shareowners' Equity	15,026	16,255
Total Liabilities and Shareowners' Equity	$72,719	$73,090

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$22,853	$21,415	$66,889	$64,182
Operating Expenses:
Compensation and benefits	11,807	12,118	36,006	35,571
Repairs and maintenance	809	803	2,390	2,290
Depreciation and amortization	965	926	2,930	2,774
Purchased transportation	3,275	2,463	9,226	7,715
Fuel	1,544	1,071	4,324	3,187
Other occupancy	572	548	1,803	1,699
Other expenses	2,137	1,682	6,269	5,654
Total Operating Expenses	21,109	19,611	62,948	58,890
Operating Profit	1,744	1,804	3,941	5,292
Other Income (Expense):
Investment income and other	116	94	342	251
Interest expense	(289)	(291)	(827)	(751)
Total Other Income (Expense)	(173)	(197)	(485)	(500)
Income Before Income Taxes	1,571	1,607	3,456	4,792
Income Tax Expense	408	296	825	1,011
Net Income	$1,163	$1,311	$2,631	$3,781
Basic Earnings Per Share	$1.37	$1.55	$3.09	$4.46
Diluted Earnings Per Share	$1.37	$1.55	$3.09	$4.46
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$1,163	$1,311	$2,631	$3,781
Change in foreign currency translation adjustment, net of tax	(3)	(46)	(229)	455
Change in unrealized gain (loss) on cash flow hedges, net of tax	30	75	154	(353)
Change in unrecognized pension and postretirement benefit costs, net of tax	29	30	85	90
Change in other	—	(1)	—	—
Comprehensive Income	$1,219	$1,369	$2,641	$3,973

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions, unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$2,631	$3,781
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,930	2,774
Pension and postretirement benefit expense	644	763
Pension and postretirement benefit contributions	(897)	(1,338)
Self-insurance reserves	222	76
Deferred tax (benefit) expense	180	(34)
Stock compensation expense	95	41
Other (gains) losses	146	(155)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	435	854
Other assets	(128)	(80)
Accounts payable	(121)	(801)
Accrued wages and withholdings	(59)	(202)
Other liabilities	(104)	(528)
Other operating activities	12	(3)
Net cash from operating activities	5,986	5,148
Cash Flows From Investing Activities:
Capital expenditures	(2,221)	(2,969)
Proceeds from disposal of businesses, property, plant and equipment	473	585
Purchases of marketable securities	—	(90)
Sales and maturities of marketable securities	—	229
Acquisitions, net of cash acquired	(11)	(479)
Other investing activities	(18)	(10)
Net cash used in investing activities	(1,777)	(2,734)
Cash Flows From Financing Activities:
Proceeds from borrowings	870	4,153
Repayments of borrowings	(133)	(1,145)
Purchases of common stock	—	(1,000)
Issuances of common stock	86	133
Dividends	(4,064)	(4,045)
Other financing activities	35	(43)
Net cash used in financing activities	(3,206)	(1,947)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(53)	185
Net Increase in Cash, Cash Equivalents and Restricted Cash	950	652
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	5,887	6,112
End of period	$6,837	$6,764

See notes to unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2026, and our results of operations and cash flows for the three and nine months ended September 30, 2026 and 2025. The results reported in these unaudited consolidated financial statements should not be regarded as indicative of results that may be expected for any other period or the entire year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "2025 Form 10-K").
Throughout this report, the terms "nine months ended" and "year-to-date period" and "first nine months" refer to the nine months ended September 30.
Fair Value of Financial Instruments
The carrying amounts of our cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximated fair value as of September 30, 2026 and December 31, 2025. The fair values of our recognized multiemployer pension withdrawal liabilities are disclosed in note 6, our short- and long-term debt in note 9 and our derivative instruments in note 14. We apply a fair value hierarchy (Levels 1, 2 and 3) when measuring and reporting items at fair value. Fair values are based on listed market prices (Level 1), when such prices are available. To the extent that listed market prices are not available, fair values are determined based on other relevant factors, including dealer price quotations (Level 2). If listed market prices or other relevant factors are not available, including situations where there is little or no market activity for an asset or liability, inputs are developed from unobservable data reflecting our own assumptions (Level 3). Certain investments that do not have readily determinable fair values are reported in accordance with the measurement alternative in Accounting Standards Codification ("ASC") Topic 321. For further discussion on these investments, see note 1 to the audited consolidated financial statements in our 2025 Form 10-K.
Use of Estimates
The preparation of the accompanying unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of these financial statements, as well as the reported amounts of revenues and expenses during the reporting period.
Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. As a result, our accounting estimates and assumptions may change significantly over time.
Supplier Finance Programs
As part of our working capital management, certain financial institutions offer a Supply Chain Finance ("SCF") program to certain of our suppliers. During the nine months ended September 30, 2026, there were no material changes to the SCF program described in note 1 to the audited consolidated financial statements in our 2025 Form 10-K. Amounts due to our suppliers that participate in the SCF program are included in Accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of September 30, 2026 and December 31, 2025, suppliers sold $384 and $435 million, respectively, of our outstanding payment obligations during the relevant period.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information
The following table presents supplemental cash flow information (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in measurement of obligations:
Operating cash flows from operating leases	$754	$716
Operating cash flows from finance leases	36	12
Financing cash flows from finance leases	128	93
Noncash transactions:
Pension contribution funded through debt issuance	$450	$—
Accrued capital expenditures	276	378
Property, plant and equipment recognized during the construction period of build-to-suit financing arrangement	98	64
Right-of-use assets obtained in exchange for operating lease obligations	441	561
Right-of-use assets obtained in exchange for finance lease obligations	1,086	472
During the nine months ended September 30, 2026 and 2025, aircraft finance lease arrangements resulted in $643 and $312 million, respectively, of noncash investing and financing activities.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
Accounting pronouncements adopted during the periods covered by the unaudited consolidated financial statements did not have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.

Accounting Standards Issued But Not Yet Effective
In November 2024, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") on expense disaggregation disclosures, which will require tabular disclosure in the notes to financial statements for specific expense categories. The standard is effective for us beginning with our 2027 annual report and for interim and annual periods thereafter. This ASU will require additional expense disclosures. We are evaluating the impact of adoption, but do not expect this ASU to have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
In September 2025, the FASB issued an ASU on targeted improvements to the accounting for internal‑use software, which modernizes accounting guidance for costs incurred in developing internal-use software. This ASU removes references to development stages, instead requiring capitalization to begin based on a "probable-to-complete" threshold. This ASU is effective for us beginning with our 2028 annual report and for interim and annual periods thereafter. Early adoption is permitted. We are evaluating the impact of adoption, but do not expect this ASU to have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
In December 2025, the FASB issued an ASU on accounting for government grants. The ASU defines the scope of government grants and permits recognition only when it is probable that the entity will comply with the grant’s conditions and the grant will be received. It also provides guidance on presentation approaches for both asset‑related and income‑related grants and expands related disclosure requirements. This ASU is effective for us beginning in the first quarter of 2029 and for all interim and annual periods thereafter, and early adoption is permitted. We are evaluating the impact of adoption, but do not expect this ASU to have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2026, the FASB issued an ASU on accounting for and disclosure of environmental credits and credit obligations. This ASU provides recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This ASU becomes effective for us beginning in the first quarter of 2028 and for all interim and annual periods thereafter, and early adoption is permitted. We are evaluating the impact of adoption, but do not expect this ASU to have a significant impact on our consolidated financial position, results of operations, cash flows or internal controls.
Other accounting pronouncements issued before, but not effective until after, September 30, 2026, are not expected to have a material impact on our consolidated financial position, results of operations, cash flows or internal controls.
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
Disaggregation of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Next Day Air	$2,532	$2,381	$7,464	$7,035
Deferred	1,064	1,020	3,211	3,093
Ground	10,917	10,525	32,263	31,718
Cargo and Other	352	294	982	917
U.S. Domestic Package	14,865	14,220	43,920	42,763
Domestic	859	847	2,563	2,448
Export	3,935	3,646	11,445	10,574
Cargo and Other	213	180	583	509
International Package	5,007	4,673	14,591	13,531
Forwarding	858	730	2,305	2,188
Logistics	1,598	1,363	4,547	4,411
Other	525	429	1,526	1,289
Supply Chain Solutions ("SCS")	2,981	2,522	8,378	7,888
Consolidated revenue	$22,853	$21,415	$66,889	$64,182
Accounts Receivable, Net

As part of our working capital management, we have an accounts receivable factoring program with third parties, in which we may sell certain customer receivables on a revolving basis. Any such transactions are accounted for as sales and, accordingly, receivables sold are removed from Accounts receivable, Net in our consolidated balance sheets and the proceeds are reflected in Cash Flows from Operating Activities in our statements of consolidated cash flows. Our continuing involvement in these receivables is primarily limited to servicing and, under limited circumstances, recourse. Total accounts which may be outstanding under the program are $860 million and, as of September 30, 2026, $410 million was available. In connection with this program, we recognized a liability, measured at fair value, related to our estimated recourse obligations recorded within Other current liabilities in our applicable consolidated balance sheets. As of September 30, 2026 and December 31, 2025 cash collections of $121 and $59 million, respectively, were not yet remitted to third-party purchasers. These obligations are included within Other current liabilities in our consolidated balance sheets, with changes in such obligations reflected within

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows from Financing Activities in our statements of consolidated cash flows. As of September 30, 2026 and December 31, 2025, accounts receivable outstanding under our factoring program were $450 and $491 million, respectively.
Our allowance for credit losses as of September 30, 2026 and December 31, 2025 was $242 and $180 million, respectively. Amounts for credit losses charged to expense, before recoveries, during both of the three months ended September 30, 2026 and 2025 were $95 million. During the nine months ended September 30, 2026 and 2025, these amounts were $296 and $267 million, respectively.
Contract Assets and Liabilities
Contract assets were $271 and $275 million as of September 30, 2026 and December 31, 2025, respectively, and were recorded within Other current assets in our consolidated balance sheets. Contract liabilities recorded within Other Non-Current Liabilities were $40 and $49 million as of September 30, 2026 and December 31, 2025, respectively. Short-term contract liabilities were immaterial as of September 30, 2026 and December 31, 2025.
NOTE 4. STOCK-BASED COMPENSATION
Pre-tax compensation expense for equity-classified stock compensation awards recorded within Compensation and benefits in our statements of consolidated income for the three months ended September 30, 2026 and 2025 was $37 and $25 million, respectively. For the nine months ended September 30, 2026 and 2025 these amounts were $95 and $41 million, respectively.
Our UPS Management Incentive Award Program ("MIP") awards are classified as a compensation obligation within Accrued wages and withholdings in our consolidated balance sheets. Substantially all MIP awards are settled in cash, subject to participant elections. Cash payments related to the 2025 MIP and 2024 MIP awards are reflected in Accrued wages and withholdings in our statements of consolidated cash flows for the nine months ended September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2026, there were no material changes to our stock-based compensation plans described in note 13 to the audited consolidated financial statements in our 2025 Form 10-K, except as described below.

Long-Term Incentive Program ("LTIP")
On May 6, 2026 (the "grant date"), the Compensation and Human Capital Committee of the Board (the "Compensation Committee") approved awards under the Company's 2026 LTIP program. The 2026 LTIP award contains both a restricted stock unit ("RSU") component and a restricted performance unit ("RPU") component. RPU performance targets are equally weighted between adjusted revenue growth and non-GAAP adjusted return on invested capital ("ROIC"). RPUs vest at the end of a three-year performance period, assuming continued employment with the Company (except in the case of death, disability or retirement, in which case immediate vesting occurs on a prorated basis). The exact number of RPUs earned is based on Company performance, and subject to modification based on the Company's total shareholder return relative to the Standard & Poor's 500 Index. We determined the grant date fair value of the RPUs using a Monte Carlo model. Each target RPU awarded on the grant date was valued at $106.08. RSUs were valued using the closing NYSE price of $99.89 on the grant date, and will generally vest ratably over three years on each anniversary of the grant date, assuming continued employment with the Company (except in the case of disability or retirement, in which case vesting will continue, or death, in which case immediate vesting will occur).
The weighted-average assumptions used and the weighted-average fair values of the LTIP RPU awards granted during the nine months ended September 30, 2026 and 2025 are as follows:

	2026	2025
Risk-free interest rate	3.88%	3.86%
Expected volatility	28.90%	28.39%
Weighted-average fair value of units granted	$106.15	$94.54
Share payout	106.20%	98.13%
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
The fair value of each option granted was estimated using a Black-Scholes option pricing model. The weighted-average assumptions used and the weighted-average fair values of options granted during the nine months ended September 30, 2026 and 2025 are as follows:

	2026	2025
Expected dividend yield	6.65%	5.21%
Risk-free interest rate	3.95%	4.08%
Expected life (in years)	6.25	6.11
Expected volatility	30.36%	30.35%
Weighted-average fair value of options granted	$18.34	$18.72

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2026 and December 31, 2025 consisted of the following (in millions):

	2026	2025
Vehicles	$11,744	$11,787
Aircraft(1)	24,851	24,149
Land	2,014	2,046
Buildings	6,960	6,906
Building and leasehold improvements	5,738	5,686
Plant equipment	20,419	19,817
Technology equipment	2,711	2,635
Construction-in-progress	2,438	2,136
	76,875	75,162
Less: Accumulated depreciation and amortization(1)	(38,958)	(37,431)
Property, Plant and Equipment, Net	$37,917	$37,731
(1) Includes MD-11 airframes and engines that were fully depreciated as of December 31, 2025.
Depreciation and amortization expense for property, plant and equipment during both of the nine months ended September 30, 2026 and 2025 was $2.3 billion. As of September 30, 2026 and December 31, 2025, we determined that $52 and $54 million, respectively, of assets primarily within our U.S. Domestic Package segment met the criteria to be classified as held for sale and, as a result, are presented within Other current assets in our consolidated balance sheets.
Network Reconfiguration and Efficiency Reimagined
During the nine months ended September 30, 2026, as part of our Network Reconfiguration and Efficiency Reimagined initiatives, we closed 47 leased or owned buildings, 46 of which have been permanently closed. While the planned volume reductions from our largest customer were completed in the second quarter of 2026, our Efficiency Reimagined initiative is not expected to conclude until the fourth quarter of 2027. It is reasonably possible that our plans will also result in further revisions to our estimates of the useful lives and salvage values of certain of our long-lived assets. Any revisions to these plans could further accelerate depreciation expense and lead to the recognition of additional charges related to early retirements in future periods. For additional information, see note 16.
Asset Disposals
For the three months ended September 30, 2026 and 2025, we recorded $180 and $354 million respectively, of gains on sales of assets, and for the nine months ended September 30, 2026 and 2025, we recorded $370 and $436 million, respectively.
The 2026 gains were related to real estate and aircraft parts and were primarily within our U.S. Domestic Package segment.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The 2025 gains primarily related to sale-leaseback transactions involving a data center and real estate and were primarily within our Supply Chain Solutions businesses. We concluded that each qualified as a sale; accordingly, we derecognized the carrying amounts of the properties and recognized the related operating lease right-of-use assets and lease liabilities at lease commencement. During the three months ended September 30, 2025, we received cash proceeds of approximately $415 million and recognized gains of $330 million. During the nine months ended September 30, 2025 we received cash proceeds of approximately $465 million and recognized gains of $362 million. In the three and nine months ended September 30, 2026 sale-leaseback transactions were immaterial.
These gains were recognized within Other (gains) losses in our statements of consolidated cash flows and within Other expenses in our statements of consolidated income.
Impairment
There were no material impairment charges to property, plant and equipment during the nine months ended September 30, 2026 or 2025. We will continue to monitor our long-lived asset groups for impairment.
NOTE 6. EMPLOYEE BENEFIT PLANS
Company-Sponsored Benefit Plans
Information about the net periodic benefit cost for our company-sponsored pension and postretirement benefit plans for the three and nine months ended September 30, 2026 and 2025 is as follows (in millions):

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2026	2025	2026	2025	2026	2025
Three Months Ended September 30:
Service cost	$269	$281	$4	$5	$9	$10
Interest cost	701	679	25	28	16	17
Expected return on assets	(822)	(787)	(1)	(2)	(23)	(21)
Amortization of prior service cost	36	39	—	—	1	—
Net periodic benefit cost	$184	$212	$28	$31	$3	$6

	U.S. Pension Benefits		U.S. Postretirement Medical Benefits		International Pension Benefits
	2026	2025	2026	2025	2026	2025
Nine Months Ended September 30:
Service cost	$805	$844	$12	$13	$27	$28
Interest cost	2,101	2,038	75	82	50	49
Expected return on assets	(2,467)	(2,342)	(3)	(5)	(67)	(62)
Amortization of prior service cost	110	117	—	—	1	1
Net periodic benefit cost	$549	$657	$84	$90	$11	$16
Service cost and the remaining components of net periodic benefit cost are presented within Compensation and benefits and Investment income and other, respectively, in our statements of consolidated income.
During the nine months ended September 30, 2026, we contributed $1.1 billion and $229 million to our company-sponsored pension and U.S. postretirement medical benefit plans, respectively. Included in these amounts are discretionary non-cash contributions made in August 2026 in the form of company-issued notes with principal amounts of $450 million. We do not expect material contributions over the remainder of the year to our company-sponsored pension and U.S. postretirement medical benefit plans.
Multiemployer Benefit Plans
We contribute to a number of multiemployer defined benefit and health and welfare plans under the terms of collective bargaining agreements that cover our union-represented employees. These collective bargaining agreements include required contribution rates to the plans that we participate in, and we are in compliance with these contribution rates.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2026 and December 31, 2025, we had $788 and $795 million, respectively, recorded in Other Non-Current Liabilities and $10 million and $9 million, respectively, recorded in Other current liabilities in our consolidated balance sheets associated with our previous withdrawal from the New England Teamsters and Trucking Industry Pension Fund. This liability is payable in equal monthly installments over a remaining term of approximately 36 years. Based on borrowing rates available to us for long-term financing of a similar maturity, the fair value of this withdrawal liability as of September 30, 2026 and December 31, 2025 was $589 and $662 million, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of this liability.
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
Certain of our airline mechanics are covered by a collective bargaining agreement with Teamsters Local 2727 which becomes amendable November 1, 2029. In addition, certain auto and maintenance mechanics are employed under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers which runs through July 31, 2029.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The following table indicates the allocation of goodwill as of September 30, 2026 and December 31, 2025 (in millions):

	U.S. Domestic Package	International Package	SCS	Consolidated
Balance as of December 31, 2025	$847	$596	$4,394	$5,837
Impairments	—	—	(182)	(182)
Currency / Other	—	(12)	(53)	(65)
Balance as of September 30, 2026	$847	$584	$4,159	$5,590
Changes in goodwill during the nine months ended September 30, 2026 resulted from:
•An impairment charge related to our Healthcare Logistics and Distribution ("HLD") reporting unit within SCS.
•The impact of U.S. Dollar exchange rate movements on non‑U.S. Dollar goodwill balances.
•An increase in goodwill as part of purchase accounting allocations relating to our acquisition of Andlauer Healthcare Group ("AHG") in the fourth quarter of 2025. Certain areas of purchase accounting, including our estimates of tax positions, remain preliminary as of September 30, 2026.
We conducted our most recent annual goodwill impairment testing as of July 1, 2026 using both qualitative and quantitative methods. Our quantitative tests utilize a combination of the income and market approaches. In developing our valuation assumptions underlying the annual impairment testing, we determined that the estimated fair value of our HLD reporting unit within SCS was adversely impacted by an increase in the cost of capital, driven by higher discount rates from lower financial performance within our European healthcare logistics operations. The results of our testing using these revised assumptions indicated that the carrying value of our HLD reporting unit exceeded its estimated fair value. At the July 1, 2026 testing date, approximately $1.6 billion of our $5.8 billion consolidated goodwill balance was represented by our HLD reporting unit.
As a result, for the third quarter of 2026, we recorded a goodwill impairment charge of $182 million within Other expenses in our statement of consolidated income.
For each of our reporting units, we continue to monitor the impact of macroeconomic conditions and business performance on our estimates of fair value. During the nine months ended September 30, 2026, none of our other reporting units had indications that an impairment was more likely than not. Actual reporting unit performance, revisions to our forecasts of future-performance, market factors, changes in global trade policy, changes in estimates or assumptions in future impairment testing, other factors, or a combination thereof could result in additional non-cash impairment charges in one or more of our reporting units during a future period.
Notwithstanding the above, during 2025, our Mail Innovations reporting unit, which is contained within SCS, experienced cost increases in excess of our expectations due to higher purchased transportation rates following the expiration of a contract with our primary vendor. These cost pressures began to moderate as we transitioned volume to alternative vendors. However, the pace of recovery has been slower than anticipated. Based on our most recent annual impairment evaluation, Mail Innovations continues to exhibit an excess fair value above its carrying value. However, further deterioration in the financial performance could negatively impact the reporting unit and our estimates of fair value. Approximately $295 million in goodwill is represented by our Mail Innovations reporting unit.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes intangible assets as of September 30, 2026 and December 31, 2025 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2026:
Capitalized software	$7,326	$(4,990)	$2,336
Customer relationships	1,391	(362)	1,029
Trademarks, patents and other	364	(187)	177
Franchise rights	389	(78)	311
Trade name	115	(50)	65
Licenses	85	(55)	30
Amortizable intangible assets	$9,670	$(5,722)	$3,948
Indefinite-lived intangible assets	5	—	5
Total Intangible Assets	$9,675	$(5,722)	$3,953
December 31, 2025:
Capitalized software	$6,810	$(4,593)	$2,217
Customer relationships	1,438	(293)	1,145
Trademarks, patents and other	368	(154)	214
Franchise rights	382	(68)	314
Trade name	116	(39)	77
Licenses	88	(39)	49
Amortizable intangible assets	$9,202	$(5,186)	$4,016
Indefinite-lived intangible assets	5	—	5
Total Intangible Assets	$9,207	$(5,186)	$4,021
Impairment tests for finite-lived intangible assets are performed when a triggering event occurs that may indicate that the carrying value of the intangible asset may not be recoverable. For the nine months ended September 30, 2026, there were no impairment charges for finite-lived intangible assets.
For the nine months ended September 30, 2025, we recorded intangible asset impairment charges of $33 million ($25 million after tax) within Other expenses in our statement of consolidated income. These charges were primarily software impairment charges related to the divestiture of a business within SCS.

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
As of September 30, 2026, we had $1.5 billion of additional leases which had not commenced and are expected to commence later in 2026 through 2027. These leases are primarily related to aircraft and will commence upon delivery of the related aircraft. Other leases will commence when we are granted access to the property, such as when leasehold improvements are completed or a certificate of occupancy is obtained.
The components of lease expense for the three and nine months ended September 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$249	$246	$743	$709
Finance lease costs:
Amortization of assets	49	42	138	104
Interest on lease obligations	18	6	42	18
Total finance lease costs	67	48	180	122
Variable lease costs	74	97	284	287
Short-term lease costs	242	220	877	639
Total lease costs	$632	$611	$2,084	$1,757

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEBT AND FINANCING ARRANGEMENTS
The carrying value of our outstanding debt obligations as of September 30, 2026 and December 31, 2025 consisted of the following (in millions):

	Principal Amount		Carrying Value
		Maturity	2026	2025
Fixed-rate senior notes:
2.400% senior notes	$500	2026	$500	$500
3.050% senior notes	1,000	2027	999	998
3.400% senior notes	750	2029	749	748
2.500% senior notes	400	2029	399	399
4.450% senior notes	750	2030	747	747
4.650% senior notes	500	2030	498	498
4.850% senior notes	1,000	2031	996	—
4.875% senior notes	900	2033	896	896
5.150% senior notes	900	2034	894	894
5.250% senior notes	1,250	2035	1,240	1,240
6.200% senior notes	1,500	2038	1,487	1,487
5.200% senior notes	500	2040	495	495
4.875% senior notes	500	2040	492	492
3.625% senior notes	375	2042	369	369
3.400% senior notes	500	2046	493	493
3.750% senior notes	1,150	2047	1,139	1,138
4.250% senior notes	750	2049	744	744
3.400% senior notes	700	2049	689	689
5.300% senior notes	1,250	2050	1,233	1,232
5.050% senior notes	1,100	2053	1,084	1,083
5.500% senior notes	1,100	2054	1,087	1,087
5.950% senior notes	1,250	2055	1,232	1,232
5.600% senior notes	600	2064	590	590
6.050% senior notes	1,000	2065	985	985
Floating-rate senior notes:
Floating-rate senior notes	2,205	2049-2076	2,180	1,863

Debentures:
7.620% debentures	276	2030	278	279
Pound Sterling notes:
5.500% notes	88	2031	88	89
5.125% notes	602	2050	573	585
Euro senior notes:
1.000% senior notes	568	2028	568	587
1.500% senior notes	568	2032	566	586
Finance lease obligations	1,467	2026-2118	1,467	781
Facility notes, bonds and other	322	2026-2045	321	321
Total debt	$26,321		$26,078	$24,127
Less: current maturities			(957)	(608)
Long-term debt			$25,121	$23,519

Commercial Paper
We are authorized to borrow up to $10.0 billion under a U.S. commercial paper program and €5.0 billion (in a variety of currencies) under a European commercial paper program. There was no commercial paper outstanding as of September 30, 2026 or December 31, 2025. The amount of commercial paper outstanding under these programs in the remainder of 2026 is expected to fluctuate.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Debt Classification
We have classified certain floating-rate senior notes that are redeemable at the option of the note holder as long-term debt in our consolidated balance sheets, due to our intent and ability to refinance the debt if the put option is exercised.
Debt Issuances
On August 12, 2026, we issued fixed-rate senior notes with a principal balance of $1.0 billion. The notes bear interest at 4.850% per year and mature on August 15, 2031. Interest on the notes is payable semi-annually, beginning February 15, 2027. The notes are callable at our option at a redemption price equal to the greater of 100% of the principal amount, or the sum of the present values of the remaining scheduled payments of principal and interest, plus accrued and unpaid interest. In connection with this issuance, we contributed $450 million principal amount of the notes directly to our company-sponsored pension plans. For additional information, see note 6.

On August 18, 2026, we issued floating rate senior notes with a principal balance of $325 million. These notes bear interest at a rate equal to the compounded Secured Overnight Financing Rate ("SOFR") less 0.350% per year and mature on September 1, 2076. Interest on the notes is payable quarterly, beginning December 1, 2026. These notes are callable at various times after 30 years at a stated percentage of par value and are redeemable at the option of the note holders at various times after one year at a stated percentage of par value.

Sources of credit
We maintain two credit agreements with a consortium of banks. The first of these agreements provides revolving credit facilities of $1.0 billion, expires on November 23, 2026 and bears interest at a periodic fixed rate equal to the term SOFR rate, plus an applicable margin based on our then-current credit rating. The second agreement provides revolving credit facilities of $2.0 billion, expires on November 25, 2029 and bears interest at a periodic fixed rate equal to the term SOFR rate, plus 0.10% per annum and an applicable margin based on our then-current credit rating. The applicable margin for both agreements as of September 30, 2026 was 0.70%.
There were no amounts outstanding under these facilities as of September 30, 2026 or December 31, 2025. We expect to be able to renew these agreements in the ordinary course of business prior to their respective maturities. For further discussion see note 9 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Debt Covenants
Our existing debt instruments and credit facilities subject us to certain financial covenants. These covenants limit the amount of secured indebtedness that we may incur, and limit the amount of attributable debt in sale-leaseback transactions. We were in compliance with these financial covenants for all periods presented.
Fair Value of Debt
Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, excluding leases, was approximately $22.4 and $22.8 billion as of September 30, 2026 and December 31, 2025, respectively. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of all of our debt instruments.
Other Arrangements
During the nine months ended September 30, 2026, we entered into nine new aircraft leases under an existing financing arrangement. The structure of this arrangement required parent company guarantees of approximately $1.8 billion.
In 2025 we entered into a real estate transaction for the development of a facility and recognized a financing obligation, which will continue to increase as construction progresses. As of September 30, 2026 and December 31, 2025 we recognized $230 and $132 million, respectively, related to this obligation within Other Non-Current Liabilities in our consolidated balance sheets.

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

In November 2025, one of our cargo aircraft was involved in an accident at Louisville Muhammad Ali International Airport. We maintain industry-standard insurance coverage for this incident and are continuing to assess the impact on the environment and our business. As of September 30, 2026, we recorded contingencies of $47 million related to environmental remediation in Other current liabilities with corresponding insurance recoveries in Accounts receivable, Net in our consolidated balance sheets. Amounts recorded as of December 31, 2025 were immaterial. In addition, we are subject to a number of claims, litigation and other proceedings arising out of this incident. It is reasonably possible the resolution of these matters could result in additional charges and related insurance recoveries in future periods, the amount of which cannot be reasonably estimated at this time. We do not believe the financial impact related to these matters will have a material adverse effect on our financial condition, results of operations or liquidity.

On February 20, 2026, the U.S. Supreme Court (the "Court") issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The Court’s ruling did not address the manner or timing of any potential IEEPA tariff refunds. From time to time, we act as an intermediary for cross‑border shipments and, in certain circumstances, may pay customs tariffs, duties, taxes or other governmental charges on behalf of customers. Such amounts are generally passed through to customers in accordance with our contract terms and may be reflected as outstanding receivables in our consolidated balance sheets. On February 24, 2026, U.S. Customs and Border Protection ("CBP") stopped collecting IEEPA tariffs and we stopped paying IEEPA tariffs for new entries. On April 20, 2026, CBP launched Phase 1 of an administrative IEEPA tariff refund process. UPS received approximately $500 million of IEEPA tariffs paid for entries eligible for refund under this Phase. Entries are being reconciled to original payment for pass-through to our customers. As of

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026, approximately $270 million of refunds had not yet been passed through to our customers and was included in Other current liabilities in our consolidated balance sheet. We continue to monitor developments and evaluate options for pursuing the balance of IEEPA tariff refunds from CBP.

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

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHAREOWNERS' EQUITY
Capital Stock, Additional Paid-In Capital, Retained Earnings and Noncontrolling Interests
We are authorized to issue two classes of common stock, which are distinguished from each other primarily by their respective voting rights. Class A shares of UPS are entitled to 10 votes per share, whereas class B shares are entitled to one vote per share. Class A shares are primarily held by UPS employees and retirees, as well as trusts and descendants of the Company's founders. Class A shares are fully convertible into class B shares at any time. Class B shares are publicly traded on the NYSE under the symbol "UPS". Class A and B shares each have a $0.01 par value and, as of September 30, 2026, there were 4.6 billion class A shares and 5.6 billion class B shares authorized to be issued. Additionally, there are 200 million preferred shares authorized to be issued, with a par value of $0.01 per share. As of September 30, 2026, no preferred shares had been issued.
The following is a rollforward of our common stock, additional paid-in capital, retained earnings and non-controlling interests accounts for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Class A Common Stock:
Balance at beginning of period	$1	$2	$1	$2
Class A shares issued at end of period	$1	$2	$1	$2
Class B Common Stock:
Balance at beginning of period	$8	$7	$8	$7
Class B shares issued at end of period	$8	$7	$8	$7
Additional Paid-In Capital:
Balance at beginning of period	$482	$84	$275	$136
Stock award plans	36	22	105	57
Common stock purchases(1)	—	—	—	(262)
Common stock issuances	64	71	202	254
Other	3	1	3	(7)
Balance at end of period	$585	$178	$585	$178
Retained Earnings:
Balance at beginning of period	$18,830	$19,832	$20,151	$20,882
Net income	1,163	1,311	2,631	3,781
Dividends ($1.64 per share for both the three months ended September 30, 2026 and 2025 and $4.92 per share for both the nine months ended September 30, 2026 and 2025(2)	(1,395)	(1,390)	(4,184)	(4,172)
Common stock purchases(1)	—	—	—	(738)
Balance at end of period	$18,598	$19,753	$18,598	$19,753
Noncontrolling Interests:
Balance at beginning of period	$32	$27	$28	$25
Change in non-controlling interest	—	(2)	4	—
Balance at end of period	$32	$25	$32	$25
(1)    In the nine months ended September 30, 2025 we repurchased 8.6 million shares of class B common stock for $1.0 billion under our 2023 share repurchase authorization. No shares were repurchased during the nine months ended September 30, 2026.
(2)    The dividend per share amount is the same for both class A and class B common stock. Dividends include $39 and $42 million for the three months ended September 30, 2026 and 2025, respectively, and $120 and $127 million for the nine months ended September 30, 2026 and 2025, respectively, that were settled in shares of class A common stock.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The activity in accumulated other comprehensive income (loss) ("AOCI") was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign Currency Translation Loss, Net of Tax:
Balance at beginning of period	$(1,284)	$(1,085)	$(1,058)	$(1,586)
Translation adjustment (net of tax effect of $0 and $(3) for the three months ended September 30, 2026 and 2025, respectively, and $(10) and $0 for the nine months ended September 30, 2026 and 2025, respectively)	(3)	(46)	(229)	455
Balance at end of period	(1,287)	(1,131)	(1,287)	(1,131)
Unrealized (Loss) Gain on Cash Flow Hedges, Net of Tax:
Balance at beginning of period	(129)	(337)	(253)	91
Current period changes in fair value (net of tax effect of $9 and $19 for the three months ended September 30, 2026 and 2025, respectively, and $37 and $(102) for the nine months ended September 30, 2026 and 2025, respectively)	25	61	116	(323)
Reclassification to earnings (net of tax effect of $2 and $5 for the three months ended September 30, 2026 and 2025, respectively, and $12 and $(9) for the nine months ended September 30, 2026 and 2025, respectively)	5	14	38	(30)
Balance at end of period	(99)	(262)	(99)	(262)
Unrecognized Pension and Postretirement Benefit Costs, Net of Tax:
Balance at beginning of period	(2,841)	(2,753)	(2,897)	(2,813)
Reclassification to earnings (net of tax effect of $8 and $9 for the three months ended September 30, 2026 and 2025, respectively, and $26 and $28 for the nine months ended September 30, 2026 and 2025, respectively)	29	30	85	90
Balance at end of period	(2,812)	(2,723)	(2,812)	(2,723)
Other activity:
Balance at beginning of period	—	—	—	(1)
Current period other activity	—	(1)	—	—
Accumulated other comprehensive loss at end of period	$(4,198)	$(4,117)	$(4,198)	$(4,117)

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Detail of the gains (losses) reclassified from accumulated other comprehensive loss to the statements of consolidated income was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in
	2026	2025	2026	2025	the Income Statement
Unrealized (Loss) Gain on Cash Flow Hedges:
Foreign currency exchange contracts	$(5)	$(17)	$(45)	$44	Revenue
Foreign currency exchange contracts	(1)	(1)	(1)	(1)	Investment income and other
Interest rate contracts	(1)	(1)	(4)	(4)	Interest expense
Income tax (expense) benefit	2	5	12	(9)	Income tax expense
Impact on net income	(5)	(14)	(38)	30	Net income
Unrecognized Pension and Postretirement Benefit Costs:
Prior service costs	(37)	(39)	(111)	(118)	Investment income and other
Income tax benefit	8	9	26	28	Income tax expense
Impact on net income	(29)	(30)	(85)	(90)	Net income
Total amount reclassified during the period	$(34)	$(44)	$(123)	$(60)	Net income

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
The CODM regularly reviews segment-level expense details which include compensation and benefits for the U.S. Domestic Package segment and compensation, benefits and purchased transportation for the International Package segment, when assessing operating segment performance. These expense categories represent the primary metrics used by the CODM to assess segment performance. For the U.S. Domestic Package segment, compensation and benefits are evaluated separately, whereas for the International Package segment, these categories are assessed in aggregate.
Certain expenses are allocated between the segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Changes in these estimates directly impact the amount of expense allocated to each segment, and therefore the operating profit of each reporting segment. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses. There were no significant changes to our allocation methodologies during the nine months ended September 30, 2026.
As we operate an integrated, global multimodal network, we evaluate many of our capital expenditure decisions at a network level. Accordingly, expenditures on property, plant and equipment by segment are not presented.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment results of operations for the three and nine months ended September 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. Domestic Package:
Revenue	$14,865	$14,220	$43,920	$42,763
Less:
Compensation	4,890	5,000	14,458	15,001
Benefits	4,236	4,462	13,490	12,811
Other segment items(1)	4,833	4,155	14,535	12,453
U.S. Domestic Package Operating profit/(loss)	$906	$603	$1,437	$2,498
International Package:
Revenue	$5,007	$4,673	$14,591	$13,531
Less:
Compensation and benefits	1,017	1,017	3,094	2,969
Purchased transportation	1,074	1,018	3,113	2,867
Other segment items(1)	2,170	1,962	6,468	5,706
International Package Operating profit/(loss)	$746	$676	$1,916	$1,989
Reconciliation of revenue:
Total U.S. Domestic Package and International Package Revenue	$19,872	$18,893	$58,511	$56,294
Other revenues(2)	2,981	2,522	8,378	7,888
Total Consolidated Revenue	$22,853	$21,415	$66,889	$64,182
Reconciliation of segment operating profit to income before income taxes:
Total U.S. Domestic Package and International Package Operating profit/(loss)	$1,652	$1,279	$3,353	$4,487
Other profit/(loss)(2)	92	525	588	805
Other pension income (expense)	67	47	200	122
Investment income and other	49	47	142	129
Interest expense	(289)	(291)	(827)	(751)
Total Consolidated Income Before Income Taxes	$1,571	$1,607	$3,456	$4,792
(1)    Includes purchased transportation (applicable only to our U.S. Domestic Package segment), repairs and maintenance, depreciation and amortization, fuel, other occupancy, and allocated costs for our air network, information services and general and administrative service expenses.
(2)    Revenue and operating profit/(loss) from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions.
Depreciation and amortization by reportable segment for the three and nine months ended September 30, 2026 and 2025 are included within the other segment items captions in the table above. These totals are presented after applying activity-based costing methods to allocate expenses between segments as noted above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization
U.S. Domestic Package	$662	$619	$2,025	$1,878
International Package	192	215	577	626
Other depreciation and amortization(1)	111	92	328	270
Consolidated Depreciation and Amortization	$965	$926	$2,930	$2,774
(1)    Depreciation and amortization from segments below the quantitative thresholds are attributable to operating segments which provide supply chain solutions.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets by reportable segment as of September 30, 2026 and December 31, 2025 consisted of the following (in millions):

	2026	2025
Segment Assets
U.S. Domestic Package	$37,637	$38,359
International Package	18,262	18,214
Other assets(1)	12,341	12,693
Unallocated assets(2)	4,479	3,824
Consolidated Assets	$72,719	$73,090
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$1,163	$1,311	$2,631	$3,781
Denominator:
Weighted-average shares	851	848	850	848
Vested portion of restricted shares	—	—	1	1
Denominator for basic earnings per share	851	848	851	849
Effect of dilutive securities:
Restricted performance units	1	—	—	—
Denominator for diluted earnings per share	852	848	851	849
Basic earnings per share(1)	$1.37	$1.55	$3.09	$4.46
Diluted earnings per share(1)	$1.37	$1.55	$3.09	$4.46
(1)    Earnings per share is computed using unrounded amounts.
Diluted earnings per share for the three months ended September 30, 2026 and 2025 excluded the effect of 5.1 and 1.7 million shares of common stock, respectively, that may be issued upon the exercise of employee stock options because such effect would be antidilutive. Antidilutive shares of common stock for the nine months ended September 30, 2026 and 2025 were 5.0 and 1.3 million, respectively.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
Types of Hedges
Commodity Risk Management
The fuel surcharges that we apply in our U.S. Domestic and International Package businesses are the primary means we employ to reduce the risk of adverse fuel price changes on our business. In order to mitigate the impact of fuel surcharges imposed on us by outside carriers, we regularly adjust the rates we charge for our freight brokerage services.
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

Outstanding Positions
As of September 30, 2026 and December 31, 2025, the notional amounts of our outstanding derivative positions were as follows (in millions):

		September 30, 2026	December 31, 2025
Currency hedges:
Euro	EUR	3,133	2,764
British Pound Sterling	GBP	446	410
Canadian Dollar	CAD	1,327	1,574
Hong Kong Dollar	HKD	5,556	4,317
Chinese Renminbi	CNH	8,780	6,743
As of September 30, 2026 and December 31, 2025, we had no outstanding commodity hedge positions.
Balance Sheet Recognition
The following table indicates the location in our consolidated balance sheets where our derivative assets and liabilities have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We have master netting arrangements with substantially all of our counterparties giving us the right of offset for our derivative positions. However, we have not elected to offset the fair value positions of our derivative contracts recorded in our consolidated balance sheets. The columns labeled Net Amounts if Right of Offset had been Applied indicate the potential net fair value positions by type of contract and location in our consolidated balance sheets had we elected to apply the right of offset as of September 30, 2026 and December 31, 2025 (in millions):

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Asset Derivatives	Balance Sheet Location		September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	Level 2	$44	$5	$20	$—
Foreign currency exchange contracts	Other non-current assets	Level 2	62	4	36	—
Total Asset Derivatives			$106	$9	$56	$—

		Fair Value Hierarchy Level	Gross Amounts Presented in Consolidated Balance Sheets		Net Amounts if Right of Offset had been Applied
Liability Derivatives	Balance Sheet Location		September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current liabilities	Level 2	$29	$83	$5	$78
Foreign currency exchange contracts	Other non-current liabilities	Level 2	37	91	11	87
Total Liability Derivatives			$66	$174	$16	$165
Our foreign currency exchange rate derivatives are largely comprised of over-the-counter derivatives, which are primarily valued using pricing models that rely on market observable inputs such as yield curves, foreign currency exchange rates and investment forward prices; therefore, these derivatives are classified as Level 2.

Balance Sheet Location of Hedged Item in Fair Value Hedges
The following table indicates the amounts that were recorded in our consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of September 30, 2026 and December 31, 2025 (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedge Adjustments
	September 30, 2026	September 30, 2026	December 31, 2025	December 31, 2025
Long-term debt and finance leases	$278	$3	$279	$3
Income Statement and AOCI Recognition of Designated Hedges
The following table indicates the amount of gains (losses) that were recognized in Revenue in our statements of consolidated income for cash flow hedges during the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain or (loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income	$(5)	$(17)	$(45)	$44

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table indicates the amount of gains (losses) that were recognized in AOCI during the three and nine months ended September 30, 2026 and 2025 for those derivatives designated as cash flow hedges (in millions):

Derivative Instruments in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2026	2025
Three Months Ended September 30:
Foreign currency exchange contracts	$34	$80
Total	$34	$80
Nine Months Ended September 30:
Foreign currency exchange contracts	$153	$(425)
Total	$153	$(425)
As of September 30, 2026, there were $8 million of pre-tax gains related to cash flow hedges deferred in AOCI that are expected to be reclassified to income over the 12-month period ending September 30, 2027. The actual amounts that will be reclassified to income over the next 12 months will vary from this amount as a result of changes in market conditions. The maximum term over which we are hedging exposures to the variability of cash flows is approximately three years.
The following table indicates the amount of gains (losses) that have been recognized in AOCI within foreign currency translation adjustment during the three and nine months ended September 30, 2026 and 2025 for those instruments designated as net investment hedges (in millions):

Non-derivative Instruments in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Debt
	2026	2025
Three Months Ended September 30:
Foreign currency denominated debt	$4	$10
Total	$4	$10
Nine Months Ended September 30:
Foreign currency denominated debt	$53	$(260)
Total	$53	$(260)
NOTE 15. INCOME TAXES
Our effective tax rate for the three months ended September 30, 2026, increased to 26.0% compared to 18.4% in the same period of 2025 (23.9% year to date compared to 21.1% in 2025). The year-over-year increase in our effective tax rate in both the quarter and year-to-date periods was mainly driven by the 2025 valuation allowance release described below and a non-deductible goodwill impairment charge recognized during the third quarter of 2026. For additional information, see note 7. In addition, unfavorable changes in our jurisdictional earnings mix are being offset by favorable changes from the One Big Beautiful Bill Act and creditable foreign taxes in the U.S.
During the nine months ended September 30, 2025, we released all of the valuation allowance on our U.S. capital loss carryforward, resulting in a year-to-date tax benefit of $105 million, including $86 million benefit recognized during the third quarter of 2025.

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
The table below presents transformation strategy costs for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Transformation Strategy Costs:
Compensation and benefits	$113	$284	$1,261	$358
Total other expenses	58	44	137	102
Total Transformation Strategy Costs	$171	$328	$1,398	$460
Income Tax Benefit from Transformation Strategy Costs (1)	(41)	(78)	(335)	(109)
After-Tax Transformation Strategy Costs	$130	$250	$1,063	$351
(1)    The income tax effects of transformation strategy costs are calculated by multiplying the amount of the adjustments by the statutory tax rates applicable in each tax jurisdiction.
Compensation and benefit costs under these programs primarily consist of severance costs incurred in conjunction with reductions in our workforce. We are primarily accounting for these reductions in workforce under ASC Topic 712 as they have been, or will be, carried out under a plan which provides a contractual termination benefit to impacted employees. The nature of our separation initiatives has resulted in a relatively short period of time, typically less than one year, between the point at which the separation meets the criteria for recognition as an accrual and the point at which the separation is completed. In the first quarter of 2026, we offered a voluntary separation program, the Driver Choice Program, to all full-time drivers in the United States. The program election window closed in the first quarter of 2026, final acceptances were determined and communicated to impacted employees in the second and third quarter of 2026, and recognition of separation costs related to the program was substantially complete in the third quarter of 2026.
Accruals for separation costs of $158 and $117 million were included in Other current liabilities in our consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, we recognized additional separation costs, including payroll taxes, of approximately $1.2 billion and made payments of approximately $1.1 billion.
Other costs incurred in furtherance of our transformation strategy are primarily fees paid to third-party service providers. Any costs incurred as a result of restructuring, exit or disposal activities were not significant and, as period costs, do not give rise to significant restructuring, exit or disposal liabilities.
Transformation strategy costs during the periods presented related to our Transformation 2.0, Fit to Serve, and Network Reconfiguration and Efficiency Reimagined initiatives. Total costs by initiative are shown in the table below for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Transformation Strategy Costs:
Transformation 2.0	$—	$13	$—	$26
Fit to Serve	—	19	—	47
Network Reconfiguration and Efficiency Reimagined	171	296	1,398	387
Total Transformation Strategy Costs	$171	$328	$1,398	$460

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our transformation strategy activities have spanned several years and are designed to fundamentally change the spans and layers of our organization structure, processes, technologies and the composition of our business portfolio. Our transformation strategy has included initiatives within our Transformation 2.0, Fit to Serve, and Network Reconfiguration and Efficiency Reimagined initiatives. Previously completed initiatives within Transformation 2.0 and Fit to Serve are described in note 18 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Network Reconfiguration and Efficiency Reimagined: Our Network of the Future initiative is enhancing the efficiency of our U.S. Domestic Package network through automation and operational sort consolidation. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative in the fourth quarter of 2024, which was an expansion of Network of the Future and under which we are further consolidating facilities, vehicles, aircraft and our workforce, as well as, executing an end-to-end process redesign through our Efficiency Reimagined initiative. Through these initiatives, in the first nine months of 2026, we closed 47 leased and owned buildings, 46 of which have been permanently closed. As of September 30, 2026, we had incurred costs to date of $1.9 billion, including $1.4 billion in 2026. While the planned volume reductions from our largest customer were completed in the second quarter of 2026, our Efficiency Reimagined initiative is not expected to conclude until the fourth quarter of 2027.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
During the third quarter and the first nine months of 2026, we took several steps in furtherance of our Customer First, People Led and Innovation Driven strategy to grow in the most attractive parts of the market including healthcare, small and medium-sized businesses ("SMBs") and international. We continued to invest in our healthcare and international markets, including through the integration of Andlauer Healthcare Group ("AHG"), which we acquired in the fourth quarter of 2025 and which has expanded our healthcare logistics network and capabilities, and investments in temperature-controlled cross-dock facilities. We also expanded our hub in Incheon, South Korea, opened a new air hub in the Philippines and a new logistics center in Taiwan, and implemented initiatives to improve ground transit times in Europe.
In September 2026, we also announced our movement to a new global operating structure designed to enable enterprise-wide decision-making, unlock additional synergies across our businesses, accelerate growth opportunities in complex logistics and enhance our customer service.
We reached important milestones in our network and operating transformation efforts, including the second quarter completion of the planned reduction of volume from our largest customer, in which we reduced their volume by more than 50% from 2024 levels. We also continued our focus on revenue quality, and made progress on previously announced initiatives related to workforce optimization, network capacity and last-mile delivery outsourcing of a portion of our Ground Saver product to the United States Postal Service ("USPS").
In addition, our Network of the Future initiative is enhancing the efficiency of our U.S. Domestic Package network through automation and operational sort consolidation. Our related Network Reconfiguration initiative has expanded our Network of the Future initiative and allowed us to further consolidate facilities, vehicles, aircraft and workforce, as well as execute an end-to-end process redesign through our Efficiency Reimagined initiative. Through these initiatives, in the first nine months of 2026, we closed 47 leased or owned buildings, 46 of which have been permanently closed, and recorded approximately $1.2 billion in separation costs related to our previously announced voluntary separation program, the Driver Choice Program. See Supplemental Information - Items Affecting Comparability for additional discussion.
We have two reportable segments: U.S. Domestic Package and International Package, which are together referred to as our global small package operations. Our remaining businesses are reported as Supply Chain Solutions ("SCS").
Our financial results for the three and nine months ended September 30, 2026 reflected the impact of a complex macroeconomic environment, including evolving trade policies, fuel price impacts and network costs arising from the Middle East conflict, as well as the successful execution of our strategic and transformation initiatives described above. Taking these factors into account, in the three months ended September 30, 2026, revenue and operating profit grew, and in the nine months ended September 30, 2026, revenue grew, in our global small package operations.
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Under the first phase of the U.S. Customs and Border Protection ("CBP") administrative refund process, UPS received approximately $500 million of IEEPA tariffs paid for entries eligible for refund. As of September 30, 2026, approximately $270 million of these refunds had not yet been passed through to our customers and was included in Other current liabilities in our consolidated balance sheet. For additional information on tariffs, see note 10 to the unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Highlights of our consolidated results for the three and nine months ended September 30, 2026 and 2025, which are discussed in more detail below, include:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenue (in millions)	$22,853	$21,415	$1,438	6.7%	$66,889	$64,182	$2,707	4.2%
Operating Expenses (in millions)	21,109	19,611	1,498	7.6%	62,948	58,890	4,058	6.9%
Operating Profit (in millions)	$1,744	$1,804	$(60)	(3.3)%	$3,941	$5,292	$(1,351)	(25.5)%
Operating Margin	7.6%	8.4%			5.9%	8.2%
Net Income (in millions)	$1,163	$1,311	$(148)	(11.3)%	$2,631	$3,781	$(1,150)	(30.4)%
Basic Earnings Per Share	$1.37	$1.55	$(0.18)	(11.6)%	$3.09	$4.46	$(1.37)	(30.7)%
Diluted Earnings Per Share	$1.37	$1.55	$(0.18)	(11.6)%	$3.09	$4.46	$(1.37)	(30.7)%

Operating Days	65	64			191	190
Average Daily Package Volume (in thousands)	18,606	19,419		(4.2)%	18,927	19,974		(5.2)%
Average Revenue Per Piece	$15.96	$14.82	$1.14	7.7%	$15.75	$14.46	$1.29	8.9%
•All of our segments grew revenue during the quarter and year-to-date periods of 2026.
•Revenue increased in the quarter and year-to-date periods due to higher fuel surcharge revenue, benefits from our focus on revenue quality and higher-yielding volume, and revenue from the acquisition of AHG and additional healthcare growth, partially offset by lower revenue associated with our planned average daily volume declines. The year-to-date period was impacted by volume decreases in Mail Innovations.
•Average daily package volume in our global small package operations decreased in both the quarter and year-to-date periods primarily due to the planned volume reduction from our largest customer, revenue quality actions affecting certain other e-commerce customers, and the impact of trade policy changes on certain international trade lanes. These declines were partially offset by continued average daily package volume growth from SMBs who leveraged our Digital Access Program ("DAP").
•Operating expenses increased during the quarter and year-to-date periods, primarily due to higher purchased transportation and fuel costs, higher costs for third-party aircraft leases, net of vendor recoveries, incurred to address capacity constraints following the permanent grounding and retirement of our MD-11 fleet in the fourth quarter of 2025, and charter utilization expenses associated with network disruptions resulting from the Middle East conflict. Employee separation costs related to the Driver Choice Program, mainly incurred in the second quarter, and additional labor costs in the first quarter of 2026 associated with outsourcing our Ground Saver product, also drove the year-to-date increases. The current period was also impacted by a goodwill impairment charge within our Healthcare Logistics and Distribution ("HLD") reporting unit and a prior year gain from sale-leaseback transactions that did not recur in 2026. These increases were partially offset by benefits achieved from the execution of our Network Reconfiguration and Efficiency Reimagined initiatives, as well as gains on sales of real estate and aircraft parts.
•As a result of the factors described above, consolidated operating profit decreased $60 million for the quarter (down $1.4 billion year to date), with operating margin decreasing 80 basis points to 7.6% (down 230 basis points to 5.9%, year to date).
•Third quarter net income was $1.2 billion and diluted earnings per share were $1.37 ($2.6 billion and $3.09 per diluted share, year to date). Non-GAAP adjusted diluted earnings per share for the third quarter were $1.69 ($4.52 per diluted share, year to date) after adjusting for the after-tax impacts of:
◦Transformation Strategy Costs of $130 million, or $0.15 per diluted share, in the third quarter ($1.1 billion, or $1.26 per diluted share, year to date), primarily from employee separation costs related to the Driver Choice Program. For additional information, see note 16 to the unaudited consolidated financial statements.
◦Goodwill and Asset Impairment Charges of $182 million, or $0.21 per diluted share, in the third quarter, related to a reporting unit within SCS. For additional information, see note 7 to the unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

◦Gains on Sales of Assets of $33 million, or $0.04 per diluted share, in the third quarter, related to sales of previously impaired aircraft parts. For additional information, see note 5 to the unaudited consolidated financial statements.
•We also returned $4.1 billion of cash to shareowners through dividends during the first nine months of 2026.
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
Non-GAAP adjusted amounts reflect the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjustments	2026	2025	2026	2025
Operating Expenses:
Transformation Strategy Costs:
Transformation 2.0	$—	$13	$—	$26
Fit to Serve	—	19	—	47
Network Reconfiguration and Efficiency Reimagined	171	296	1,398	387
Total Transformation Strategy Costs	171	328	1,398	460
Goodwill and Asset Impairment Charges	182	—	182	—
Gains on Sales of Assets	(43)	—	(43)	—
Net Loss on Divestiture	—	—	—	19
Total Non-GAAP Adjustments to Operating Expenses	$310	$328	$1,537	$479

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjustments	2026	2025	2026	2025
Other Income (Expense):
Goodwill and Asset Impairment Charges	$—	$—	$—	$19
Total Non-GAAP Adjustments to Other Income	$—	$—	$—	$19

Total Non-GAAP Adjustments to Income Before Income Taxes	$310	$328	$1,537	$498

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Adjustments	2026	2025	2026	2025
Income Tax (Benefit) Expense:
Transformation Strategy Costs:
Transformation 2.0	$—	$3	$—	$6
Fit to Serve	—	4	—	10
Network Reconfiguration and Efficiency Reimagined	41	71	335	93
Total Transformation Strategy Costs	41	78	335	109
Goodwill and Asset Impairment Charges	—	—	—	—
Gains on Sales of Assets	(10)	—	(10)	—
Net Loss on Divestiture	—	—	—	4
Reversal of Income Tax Valuation Allowance	—	86	—	109
Total Non-GAAP Adjustments to Income Tax Expense	$31	$164	$325	$222
Total Adjustments to Non-GAAP Net Income	$279	$164	$1,212	$276
The income tax impacts of these items are calculated at the statutory tax rates applicable in each tax jurisdiction.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We supplement the presentation of operating profit, operating margin, other income (expense), income before income taxes, net income and earnings per share with non-GAAP financial measures that exclude the impact of the following:
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
Network Reconfiguration and Efficiency Reimagined: Our Network of the Future initiative is enhancing the efficiency of our U.S. Domestic Package network through automation and operational sort consolidation. In connection with our strategic execution of planned volume declines from our largest customer, we began our Network Reconfiguration initiative in the fourth quarter of 2024, which was an expansion of Network of the Future and under which we are further consolidating facilities, vehicles, aircraft and our workforce, as well as, executing an end-to-end process redesign through our Efficiency Reimagined initiative. Through these initiatives, in the first nine months of 2026, we closed 47 leased or owned buildings, 46 of which have been permanently closed and achieved approximately $1.8 billion of program benefits. We expect to achieve nearly $3 billion in full year 2026 benefits from these initiatives.

As a part of these initiatives, we expect non-GAAP adjusted operating expense to exclude between $1.4 and $1.6 billion in cost for the full year 2026, primarily related to employee separation costs and third-party consulting fees, of which $1.2 billion is related to the Driver Choice Program. As of September 30, 2026, we had incurred $1.4 billion in costs during 2026, and $1.9 billion in total costs, as a part of these initiatives. While the planned volume reductions from our largest customer were completed in the second quarter of 2026, our Efficiency Reimagined initiative is not expected to conclude until the fourth quarter of 2027.

We do not consider the related costs to be ordinary because each program involves separate and distinct activities that span multiple periods, and such costs are not expected to drive incremental revenue. These initiatives exceed ordinary, ongoing efforts to enhance our business performance and profitability.
In addition, we have incurred other costs and benefits associated with our Network Reconfiguration initiative, including early asset retirement, lease-related costs and gains from sales of real estate. It is our intention to exit or abandon leases, sell property and transfer or dispose of equipment associated with closed facilities. During the nine months ended September 30, 2026, we also recorded gains on sales of real estate related to this initiative. See note 5 to the unaudited consolidated financial statements for additional information.
For more information regarding transformation strategy costs, see note 16 to the unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Gains and Losses on Sales of Assets

We recorded non-GAAP adjustments for the impairment of our MD-11 aircraft recognized in the fourth quarter of 2025. As a result of subsequent sales of related previously impaired parts associated with these aircraft, we recognized gains on sales during 2026. We supplement our presentation with non-GAAP adjusted financial measures that exclude the impact of these gains, as we believe such treatment is consistent with how the related impairment was initially presented.
Net Loss (Gain) on Divestitures

We exclude the impact of gains and losses related to business divestitures. We do not consider these transactions to be a component of our ongoing operations, nor do we consider their impact when evaluating business unit operating performance, resource allocation decisions or incentive compensation award determinations.

Goodwill and Asset Impairments
We exclude the impact of goodwill and certain asset impairment charges. We do not consider these charges when evaluating business unit operating performance, resource allocation decisions or incentive compensation award determinations. For more information regarding goodwill and asset impairment, see note 7 to the unaudited consolidated financial statements.
Reversal of Income Tax Valuation Allowance
We previously recorded non-GAAP adjustments for transactions that resulted in capital loss deferred tax assets that were not expected to be realized. As a result of property sales during 2025, we realized these capital losses. We supplement our presentation with non-GAAP adjusted financial measures that exclude the impact of the reversals of the valuation allowances against these deferred tax assets as we believe such treatment is consistent with how the valuation allowance was initially established.
Non-GAAP Adjusted Cost per Piece
We evaluate the efficiency of our operations using various metrics, including non-GAAP adjusted cost per piece. Non-GAAP adjusted cost per piece in any period is calculated as non-GAAP adjusted operating expenses divided by total volume. Because non-GAAP adjusted operating expenses exclude costs or charges that we do not consider a part of underlying business performance when monitoring and evaluating business unit operating performance, resource allocation decisions or incentive compensation award determinations, we believe this is the appropriate metric on which to base reviews and evaluations of the efficiency of our operational performance.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations - Segment Review
The results and discussions that follow are reflective of how management monitors and evaluates the performance of our segments as defined in note 12 to the unaudited consolidated financial statements.
Certain operating expenses are allocated between our reporting segments using activity-based costing methods. These activity-based costing methods require us to make estimates that impact the amount of each expense category that is attributed to each segment. Our allocation methodologies are refined periodically, or as necessary to reflect changes in our businesses. During the nine months ended September 30, 2026, there were no significant changes to our allocation methodologies.
As a normal part of managing our air network, we routinely idle aircraft and engines temporarily for maintenance or to adjust network capacity. As of September 30, 2026, we had one aircraft temporarily idled for approximately seven months in order to better match capacity with current demand. Temporarily idled assets are classified as held-and-used, and we continue to record depreciation expense for these assets. We expect this aircraft to return to operational service during the fourth quarter of 2026. Following the permanent grounding and retirement of our MD-11 fleet in the fourth quarter of 2025, we increased third-party lease utilization to address capacity constraints. During the nine months ended September 30, 2026, we took delivery of nine Boeing 767-300 aircraft, which were accounted for as finance leases, and began to reduce the associated third-party aircraft leases.
We test goodwill for impairment annually at July 1 and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Testing goodwill for impairment requires that we make a number of significant assumptions, including assumptions related to projections of amounts and timing of future revenues, costs, capital expenditures, working capital, our cost of capital, long-term growth rates, market comparables, discount rates and other factors. We are also required to make assumptions relating to our overall business and operating strategy, and the regulatory and market environment.
We conducted our most recent annual goodwill impairment testing as of July 1, 2026 using both qualitative and quantitative methods. Our quantitative tests utilize a combination of the income and market approaches. In developing our valuation assumptions underlying the annual impairment testing, we determined that the estimated fair value of our HLD reporting unit within SCS was adversely impacted by an increase in the cost of capital, driven by higher discount rates from lower financial performance within our European healthcare logistics operations. The results of our testing using these revised assumptions indicated that the carrying value of our HLD reporting unit exceeded its estimated fair value. At the July 1, 2026 testing date, approximately $1.6 billion of our $5.8 billion consolidated goodwill balance was represented by our HLD reporting unit.
As a result, for the third quarter of 2026, we recorded a goodwill impairment charge of $182 million within Other expenses in our statement of consolidated income. For additional information on goodwill, see note 7 to the unaudited consolidated financial statements.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

U.S. Domestic Package

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Average Daily Package Volume (in thousands):
Next Day Air	1,322	1,422		(7.0)%	1,366	1,456		(6.2)%
Deferred	755	804		(6.1)%	784	831		(5.7)%
Ground	13,544	13,924		(2.7)%	13,734	14,420		(4.8)%
Total Average Daily Package Volume	15,621	16,150		(3.3)%	15,884	16,707		(4.9)%
Average Revenue Per Piece:
Next Day Air	$29.47	$26.16	$3.31	12.7%	$28.61	$25.43	$3.18	12.5%
Deferred	21.68	19.82	1.86	9.4%	21.44	19.59	1.85	9.4%
Ground	12.40	11.81	0.59	5.0%	12.30	11.58	0.72	6.2%
Total Average Revenue Per Piece	$14.29	$13.47	$0.82	6.1%	$14.15	$13.18	$0.97	7.4%
Operating Days in Period	65	64			191	190
Revenue (in millions):
Next Day Air	$2,532	$2,381	$151	6.3%	$7,464	$7,035	$429	6.1%
Deferred	1,064	1,020	44	4.3%	3,211	3,093	118	3.8%
Ground	10,917	10,525	392	3.7%	32,263	31,718	545	1.7%
Cargo and Other	352	294	58	19.7%	982	917	65	7.1%
Total Revenue	$14,865	$14,220	$645	4.5%	$43,920	$42,763	$1,157	2.7%
Operating Expenses (in millions):
Operating Expenses	$13,959	$13,617	$342	2.5%	$42,483	$40,265	$2,218	5.5%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	(171)	(302)	131	(43.4)%	(1,393)	(400)	(993)	248.3%
Gains on Sales of Assets	43	—	43	N/A	43	—	43	N/A
Non-GAAP Adjusted Operating Expenses	$13,831	$13,315	$516	3.9%	$41,133	$39,865	$1,268	3.2%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$906	$603	$303	50.2%	$1,437	$2,498	$(1,061)	(42.5)%
Non-GAAP Adjusted Operating Profit	$1,034	$905	$129	14.3%	$2,787	$2,898	$(111)	(3.8)%
Operating Margin	6.1%	4.2%			3.3%	5.8%
Non-GAAP Adjusted Operating Margin	7.0%	6.4%			6.3%	6.8%
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Total Revenue Change
Revenue Change Drivers:
Third quarter 2026 vs. 2025	(1.9)%	3.5%	2.9%	4.5%
Year to date 2026 vs. 2025	(4.4)%	4.5%	2.6%	2.7%
Comparative results were impacted by one more operating day in 2026 compared to 2025. The growth in rates and product mix and fuel surcharge shown above includes contributions from our air cargo product, which is measured by dimensional weight rather than on a per piece basis and therefore does not impact the volume and revenue per piece discussions below.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased for both the quarter and year-to-date periods, primarily due to lower volume from our largest customer, reflecting the impact of planned volume reductions completed in the second quarter of 2026. The overall declines were partially offset by continued growth from SMBs who leveraged our Digital Access Program ("DAP").
Residential ("business-to-consumer") and commercial ("business-to-business") volume declined. Business-to-consumer volume decreased 2.1% for the quarter (down 5.4% year to date) as a result of the planned volume declines discussed above, partially offset by growth in the technology and healthcare sectors. Business-to-business volume decreased 4.7% for the quarter (down 4.3% year to date) primarily driven by the retail sector, partially offset by continued growth in the technology sector.
Air average daily volume decreased 6.7% for the quarter (down 6.0% year to date), driven by the volume reductions from our largest customer, partially offset by growth from SMB customers and the healthcare sector.
Ground average daily volume decreased 2.7% for the quarter (down 4.8% year to date), driven primarily by the residential and commercial volume reductions discussed above. The decline was partially offset by residential volume growth from SMB customers.
Revenue Per Piece
Revenue per piece increased 6.1% during the quarter (up 7.4% year to date), driven by an average 5.9% net increase in base and accessorial rates implemented throughout 2025, higher fuel surcharges and favorable customer mix.
Fuel Surcharges
Our contracts include provisions designed to help offset cost volatility resulting from changes in fuel prices. The fuel surcharges represent one of many components of our pricing structure that can impact our overall revenue and revenue per piece. Revenue from these surcharges contributed 2.9% and 2.6% to the change in revenue for the quarter and year-to-date periods, respectively, primarily as a result of increases in fuel prices, partially offset by the impact of lower volume.
Operating Expenses
Operating expenses increased for both the quarter and year-to-date periods as a result of higher facility and transportation expenses, separation costs related to the Driver Choice Program within compensation and benefits and higher fuel costs. These increases were partially offset by cost reductions from the execution of our Network Reconfiguration and Efficiency Reimagined initiatives.
The change in operating expenses included the following:
•Compensation and benefits expense decreased $336 million for the quarter (up $136 million year to date). The decrease for the quarter was driven by fewer labor hours resulting from the outsourcing of our Ground Saver product, lower volume from our largest customer, reductions in headcount as we executed our Network Reconfiguration and Efficiency Reimagined initiatives and lower pension and health and welfare costs within our U.S. union workforce. These decreases were partially offset by contractual wage rate increases and higher workers' compensation costs, reflecting unfavorable development in prior year claims and higher current year claim costs. The year-to-date increase also reflected separation costs related to the Driver Choice Program, most of which were recognized in the second quarter, and additional labor costs in the first quarter associated with outsourcing our Ground Saver product.
•Facility and transportation related costs increased $661 million for the quarter (up $1.8 billion year to date), primarily due to higher fees paid to USPS associated with outsourcing our Ground Saver product, higher fuel costs charged to us by third-party transportation providers and higher third-party aircraft lease expense, net of vendor recoveries, to address capacity constraints resulting from fourth quarter 2025 aircraft retirements.
•Other expenses decreased $16 million for the quarter (up $186 million year to date). The decrease for the quarter was driven by gains on sales of real estate and aircraft parts, partially offset by higher fuel costs and higher auto liability costs, reflecting unfavorable development in prior year claims and higher current year claim costs. The year-to-date increase also reflected higher expenses associated with growth in DAP.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Non-GAAP adjusted operating expenses exclude transformation strategy costs of $171 million and $302 million in the third quarters of 2026 and 2025, respectively and $1.4 billion and $400 million in the 2026 and 2025 year-to-date periods, respectively. Third quarter 2026 non-GAAP adjusted operating expenses also exclude $43 million of gains from the sale of certain previously impaired aircraft parts. Transformation strategy costs in the second and third quarters of 2026 primarily consist of separation costs related to the Driver Choice Program. Transformation strategy costs during the year-to-date 2026 and 2025 periods relate to our Network Reconfiguration and Efficiency Reimagined initiatives. The 2025 period also included costs related to our Transformation 2.0 and Fit to Serve programs. These primarily consisted of compensation and benefits costs, as well as fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of transformation strategy and other costs and gains excluded from our non-GAAP financial measures.
Cost per piece increased 4.1% during the quarter (up 10.2% year to date) primarily driven by higher fees paid to USPS associated with outsourcing our Ground Saver product, higher fuel costs, contractual wage rate increases and the impact of lower average daily volume and stops. The year-to-date increase also includes the impact of separation costs related to the Driver Choice Program, most of which were recognized in the second quarter. These increases were partially offset by the impact of increased productivity and operational efficiencies from our Network Reconfiguration efforts and gains on sales of assets. Non-GAAP adjusted cost per piece increased 5.5% during the quarter (up 7.7% year to date).

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

International Package

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Average Daily Package Volume (in thousands):
Domestic	1,396	1,536		(9.1)%	1,420	1,539		(7.7)%
Export	1,589	1,733		(8.3)%	1,623	1,728		(6.1)%
Total Average Daily Package Volume	2,985	3,269		(8.7)%	3,043	3,267		(6.9)%
Average Revenue Per Piece:
Domestic	$9.47	$8.62	$0.85	9.9%	$9.45	$8.37	$1.08	12.9%
Export	38.10	32.87	5.23	15.9%	36.92	32.21	4.71	14.6%
Total Average Revenue Per Piece	$24.71	$21.48	$3.23	15.0%	$24.10	$20.98	$3.12	14.9%
Operating Days in Period	65	64			191	190
Revenue (in millions):
Domestic	$859	$847	$12	1.4%	$2,563	$2,448	$115	4.7%
Export	3,935	3,646	289	7.9%	11,445	10,574	871	8.2%
Cargo and Other	213	180	33	18.3%	583	509	74	14.5%
Total Revenue	$5,007	$4,673	$334	7.1%	$14,591	$13,531	$1,060	7.8%
Operating Expenses (in millions):
Operating Expenses	$4,261	$3,997	$264	6.6%	$12,675	$11,542	$1,133	9.8%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	—	(15)	15	(100.0)%	(4)	(38)	34	(89.5)%
Non-GAAP Adjusted Operating Expenses	$4,261	$3,982	$279	7.0%	$12,671	$11,504	$1,167	10.1%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$746	$676	$70	10.4%	$1,916	$1,989	$(73)	(3.7)%
Non-GAAP Adjusted Operating Profit	$746	$691	$55	8.0%	$1,920	$2,027	$(107)	(5.3)%
Operating Margin	14.9%	14.5%			13.1%	14.7%
Non-GAAP Adjusted Operating Margin	14.9%	14.8%			13.2%	15.0%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$(17)				$179
Operating Expenses			28				(177)
Operating Profit			$11				$2

(1)    Net of currency hedging; amount represents the change in currency translation compared to the prior year.
Revenue
The change in revenue was due to the following:

	Volume	Rates / Product Mix	Fuel Surcharge	Currency	Total Revenue Change
Revenue Change Drivers:
Third quarter 2026 vs. 2025	(7.1)%	6.3%	8.4%	(0.5)%	7.1%
Year to date 2026 vs. 2025	(6.2)%	6.5%	6.2%	1.3%	7.8%

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Volume
Average daily volume decreased for both domestic and export products for the quarter and year-to-date periods, primarily in Europe, the Middle East and Africa ("EMEA") due to geopolitical tensions.
Domestic average daily volume decreased 9.1% for the quarter (down 7.7% year to date) due primarily to the impact of our revenue quality actions in EMEA as we shifted our focus toward premium sectors.
Export average daily volume decreased 8.3% for the quarter (down 6.1% year to date) led by declines in EMEA intra-regional volumes due primarily to our revenue quality actions and the continued Middle East conflict. Total U.S. import average daily volume also decreased in both periods as changes in trade policies, including de minimis exclusions, continued to affect customer demand and shipping patterns, although the impact began to moderate in September as the business lapped the initial implementation. These declines were partially offset by higher demand on China-to-U.S. and Asia-to-Asia trade lanes for both periods.
Revenue Per Piece
Revenue per piece increased 15.0% for the quarter (up 14.9% year to date), primarily driven by fuel surcharges, revenue quality actions and favorable trade lane mix. Foreign currency movements partially offset the increase for the quarter, but favorably impacted revenue per piece for the year-to-date period.

Domestic revenue per piece increased 9.9% for the quarter (up 12.9% year to date) primarily driven by fuel surcharges, surge fees and shifts in customer mix, mainly in EMEA and Canada.
Export revenue per piece increased 15.9% for the quarter (up 14.6% year to date) primarily driven by fuel surcharges, favorable trade lane mix, particularly in Asia, and revenue quality actions across Asia and EMEA.
Fuel Surcharges
Our contracts include provisions designed to help offset cost volatility resulting from changes in fuel prices. The fuel surcharges represent one of many components of our pricing structure that can impact our overall revenue and revenue per piece. Revenue from these surcharges contributed 8.4% and 6.2% to the change in revenue for the quarter and year-to-date periods, respectively, primarily as a result of increases in fuel prices.
Operating Expenses
Operating expenses increased $264 million for the quarter (up $1.1 billion year to date), including unfavorable currency impacts in the year-to-date period. Integrated air and ground network costs increased $274 million for the quarter (up $875 million year to date) reflecting higher fuel expense and increased charter and lease utilization expenses, net of vendor recoveries resulting from network disruptions.
Non-GAAP adjusted operating expenses exclude transformation strategy costs of $0 and $15 million in the third quarters of 2026 and 2025, respectively, and $4 and $38 million in the year-to-date periods, respectively. Transformation strategy costs during both 2026 and 2025 periods relate to our Network Reconfiguration and Efficiency Reimagined initiatives. The 2025 period also included costs related to our Transformation 2.0 and Fit to Serve programs, which primarily consisted of compensation and benefits costs and fees paid to outside professional service providers. See Supplemental Information - Items Affecting Comparability for additional discussion of transformation strategy and other costs and gains excluded from our non-GAAP financial measure.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SCS

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenue (in millions):
Forwarding	$858	$730	$128	17.5%	$2,305	$2,188	$117	5.3%
Logistics	1,598	1,363	235	17.2%	4,547	4,411	136	3.1%
Other SCS	525	429	96	22.4%	1,526	1,289	237	18.4%
Total Revenue	$2,981	$2,522	$459	18.2%	$8,378	$7,888	$490	6.2%
Operating Expenses (in millions):
Operating Expenses	$2,889	$1,997	$892	44.7%	$7,790	$7,083	$707	10.0%
Non-GAAP Adjustments to Operating Expenses
Transformation Strategy Costs	—	(11)	11	(100.0)%	(1)	(22)	21	(95.5)%
Net Loss on Divestiture	—	—	—	N/A	—	(19)	19	(100.0)%
Goodwill and Asset Impairment Charges	(182)	—	(182)	N/A	(182)	—	(182)	N/A
Non-GAAP Adjusted Operating Expenses	$2,707	$1,986	$721	36.3%	$7,607	$7,042	$565	8.0%
Operating Profit (in millions) and Operating Margin:
Operating Profit	$92	$525	$(433)	(82.5)%	$588	$805	$(217)	(27.0)%
Non-GAAP Adjusted Operating Profit	$274	$536	$(262)	(48.9)%	$771	$846	$(75)	(8.9)%
Operating Margin	3.1%	20.8%			7.0%	10.2%
Non-GAAP Adjusted Operating Margin	9.2%	21.3%			9.2%	10.7%
Currency Benefit / (Cost) – (in millions)(1):
Revenue			$30				$110
Operating Expenses			(28)				(106)
Operating Profit			$2				$4
(1) Amount represents the change in currency translation compared to the prior year.
Revenue
Total revenue in Supply Chain Solutions increased for the quarter and year-to-date periods.
Within our Forwarding businesses, revenue increased $128 million for the quarter (up $117 million year to date) driven by higher international air freight rates.
Within our Logistics businesses, revenue increased $235 million for the quarter (up $136 million year to date). This was primarily due to an increase of $224 million for the quarter (up $643 million year to date) within our healthcare logistics business as a result of our fourth quarter 2025 acquisition of AHG, as well as higher volume driven by additional healthcare logistics customer demand. On a year-to-date basis, these increases were partially offset by a decline in Mail Innovations revenue of $572 million.
Revenue from our other businesses within SCS increased $96 million for the quarter (up $237 million year to date), primarily driven by growth within our digital businesses.
Operating Expenses
Total operating expenses increased for the quarter and year-to-date periods due to impacts from the acquisition of AHG, higher healthcare logistics volume due to customer demand, higher market rates charged for third-party Forwarding transportation, the 2025 periods' $330 million gain from sale-leaseback transactions involving real estate that did not recur, as well as a $182 million goodwill impairment charge within our HLD reporting unit. On a year-to-date basis, these increases were partially offset by lower Mail Innovations expenses resulting from volume declines.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Non-GAAP adjusted operating expenses exclude transformation strategy costs related to our Transformation 2.0, Fit to Serve, and Network Reconfiguration and Efficiency Reimagined initiatives of $0 and $11 million in the third quarters of 2026 and 2025, respectively, and $1 and $22 million in the 2026 and 2025 year-to-date periods, respectively. Within Transformation 2.0, we incurred costs related to financial system investments in both the quarter and year-to-date periods of 2025. Within Fit to Serve, we incurred severance costs in 2025. Within Network Reconfiguration and Efficiency Reimagined, we incurred costs related to end-to-end process redesign during the year-to-date 2026 period and both the quarter and year-to-date periods of 2025. Additionally, non-GAAP adjusted operating expense for the quarter and year-to-date 2026 periods excludes the $182 million goodwill impairment charge associated with our HLD reporting unit. Non-GAAP adjusted operating expense for the 2025 year-to-date period also excluded the impact of a divestiture of a business within SCS. See Supplemental Information - Items Affecting Comparability for additional discussion of items excluded from our non-GAAP adjusted financial measures.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Operating Expenses
The following table sets forth our consolidated operating expense for the three and nine months ended September 30, 2026 and 2025, respectively (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Operating Expenses (in millions):
Compensation and benefits	$11,807	$12,118	$(311)	(2.6)%	$36,006	$35,571	$435	1.2%
Transformation Strategy Costs	(113)	(284)	171	(60.2)%	(1,261)	(358)	(903)	252.2%
Non-GAAP Adjusted Compensation and Benefits	$11,694	$11,834	$(140)	(1.2)%	$34,745	$35,213	$(468)	(1.3)%

Repairs and maintenance	$809	$803	$6	0.7%	$2,390	$2,290	$100	4.4%
Depreciation and amortization	965	926	39	4.2%	2,930	2,774	156	5.6%
Purchased transportation	3,275	2,463	812	33.0%	9,226	7,715	1,511	19.6%
Fuel	1,544	1,071	473	44.2%	4,324	3,187	1,137	35.7%
Other occupancy	572	548	24	4.4%	1,803	1,699	104	6.1%
Other expenses	2,137	1,682	455	27.1%	6,269	5,654	615	10.9%
Total Other Expenses	9,302	7,493	1,809	24.1%	26,942	23,319	3,623	15.5%

Goodwill and Asset Impairment Charges	(182)	—	(182)	N/A	(182)	—	(182)	N/A
Transformation Strategy Costs	(58)	(44)	(14)	31.8%	(137)	(102)	(35)	34.3%
Gains on Sales of Assets	43	—	43	N/A	43	—	43	N/A
Net Loss on Divestiture	—	—	—	N/A	—	(19)	19	(100.0)%
Non-GAAP Adjusted Total Other Expenses	9,105	7,449	1,656	22.2%	26,666	23,198	3,468	14.9%

Total Operating Expenses	$21,109	$19,611	$1,498	7.6%	$62,948	$58,890	$4,058	6.9%
Non-GAAP Adjusted Total Operating Expenses	$20,799	$19,283	$1,516	7.9%	$61,411	$58,411	$3,000	5.1%

Currency (Benefit) / Cost - (in millions)(1)			$—				$283
(1)    Amount represents the change in currency translation compared to the prior year.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	$	2026	2025	$
Non-GAAP Adjustments to Operating Expenses (in millions):
Transformation Strategy Costs:
Compensation	$—	$4	$(4)	$—	$11	$(11)
Benefits	113	280	(167)	1,261	347	914
Other expenses	58	44	14	137	102	35
Total Transformation Strategy Costs	$171	$328	$(157)	$1,398	$460	$938
Other expenses:
Goodwill and Asset Impairment Charges	182	—	182	182	—	182
Gains on Sales of Assets	(43)	—	(43)	(43)	—	(43)
Net Loss on Divestiture	—	—	—	—	19	(19)
Total Non-GAAP Adjustments to Operating Expenses	$310	$328	$(18)	$1,537	$479	$1,058

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Compensation and Benefits
Compensation expense decreased $56 million for the quarter (down $240 million year to date). The principal factors contributing to the changes were
•Direct labor costs decreased $38 million for the quarter (down $346 million year to date). Lower headcount and volume declines, as well as the impact of fewer hours, decreased direct labor costs by $182 million for the quarter (down $872 million year to date). These decreases were partially offset by an increase of $117 million for the quarter (up $532 million year to date) in contractual wage rate increases and additional labor costs in the first quarter of 2026 associated with outsourcing our Ground Saver product.
•Management compensation costs decreased $34 million for the quarter primarily due to lower incentive compensation and lower overall headcount. Management compensation costs increased $111 million year to date primarily reflecting higher incentive compensation expense, partially offset by the impact of lower overall headcount.
Benefits costs decreased $255 million for the quarter (up $675 million year to date). Employee benefits decreased $163 million for the quarter due to decreases in separation costs. Employee benefits were up $836 million year to date primarily from separation costs associated with the Driver Choice Program. Multiemployer pension and other postretirement benefits costs, paid time off, payroll taxes, health and welfare and other costs decreased $126 million for the quarter (down $278 million year to date) primarily due to the impact of lower overall headcount. Workers' compensation expense increased $34 million for the quarter (up $117 million year to date) due to an increase in current year claim costs and unfavorable development in prior year claims, partially offset by the impact of a reduction in overall hours worked.
Non-GAAP adjusted operating expenses for the quarter and year-to-date periods of 2026 and 2025 exclude the impact of costs incurred under our Transformation 2.0, Fit to Serve and Network Reconfiguration and Efficiency Reimagined initiatives, and primarily consisted of employee benefits expense and related payroll tax expense. Compensation and benefits expenses, including related payroll tax expense, under these initiatives were $113 million and $284 million in the third quarters of 2026 and 2025, respectively, and $1.3 billion and $358 million in the 2026 and 2025 year-to-date periods, respectively. See Supplemental Information - Items Affecting Comparability for additional discussion of items excluded from our non-GAAP financial measures.
Repairs and Maintenance
Repairs and maintenance costs increased $6 million for the quarter (up $100 million year to date) with the year-to-date increase primarily driven by higher aircraft maintenance costs and routine repair expenses for buildings and facilities.
Depreciation and Amortization
Depreciation and amortization expense increased for the quarter and year-to-date periods due to capital asset additions and the impact of building closures, which resulted in shortened useful lives and accelerated depreciation, as well as higher amortization costs related to software investments and the impact of amortization of assets from the acquisition of AHG in the fourth quarter of 2025.
Purchased Transportation
Third-party transportation expense charged to us by air, ocean and ground carriers increased $812 million for the quarter (up $1.5 billion year to date). The changes were primarily driven by:
•Ground transportation expense increased $577 million for the quarter (up $915 million year to date) primarily due to an increase in fees paid to the USPS associated with outsourcing our Ground Saver product and increases in expense related to our digital businesses due to overall growth.
•Air carrier expense increased $124 million for the quarter (up $377 million year to date) from additional leased aircraft expense to address temporary capacity constraints resulting from aircraft retirements, net of vendor recoveries for costs incurred during the fourth quarter 2025, an increase in air freight market rates, and additional charter utilization associated with network disruptions from the Middle East conflict.
•Rail and other expense increased $111 million for the quarter (up $219 million year to date) primarily resulting from higher fuel surcharges.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Fuel Expense
Fuel expense reflects costs for fuel we purchase directly for use in our operations. Fuel expense increased $473 million for the quarter (up $1.1 billion year to date) mainly attributable to higher prices for jet fuel, diesel and gasoline, partially offset by the impact of lower volume. Fuel surcharges from third-party transportation providers are recorded within purchased transportation.
Other Occupancy
Other occupancy expense increased $24 million for the quarter (up $104 million year to date) primarily due to new lease expenses, including leases acquired in the AHG acquisition, and higher property taxes. The year-to-date increase also reflected higher costs associated with weather-related events.
Other Expenses
Other expenses increased $455 million for the quarter (up $615 million year to date) primarily due to a $304 million decrease in gains ($265 million year to date) largely associated with 2025 sale-leaseback transactions that did not recur and the $182 million goodwill impairment charge within our HLD reporting unit, partially offset by an increase in gains on sales of real estate in 2026. For additional information on this goodwill impairment charge, see note 7 to the unaudited consolidated financial statements. DAP expenses increased $42 million for the quarter (up $134 million year to date) due to business growth, auto liability insurance increased $40 million for the quarter (up $62 million year to date) due to higher claims and unfavorable development in prior year claims. Additionally, year-to-date, technology expense increased $82 million due to higher software costs and application fees, and credit losses increased $25 million as a result of changes in the composition of our accounts receivable. These increases were partially mitigated by $130 million in gains for the quarter ($199 million year to date) from sales of aircraft parts, which offset higher air carrier expense of $124 million for the quarter ($377 million year to date) included in purchased transportation.
In 2026, non-GAAP adjusted operating expenses exclude the $182 million HLD goodwill impairment charge, transformation strategy costs, consisting of fees paid to outside professional service providers, and $43 million in gains on sales of certain previously impaired aircraft parts. In 2025, non-GAAP adjusted operating expenses exclude the impact of the divestiture of a business within SCS and transformation strategy costs for fees paid to outside professional service providers.
We expect to incur additional other expenses under our Network Reconfiguration and Efficiency Reimagined initiatives during the remainder of 2026. See Supplemental Information - Items Affecting Comparability for additional discussion on the types, amounts and timing thereof.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income (Expense)
The following table sets forth investment income and other and interest expense for the three and nine months ended September 30, 2026 and 2025, respectively (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Investment Income and Other	$116	$94	$22	23.4%	$342	$251	$91	36.3%
Goodwill and Asset Impairment Charges	—	—	—	N/A	—	19	(19)	(100.0)%
Non-GAAP Adjusted Investment Income and Other	116	94	22	23.4%	342	270	72	26.7%

Interest Expense	(289)	(291)	2	(0.7)%	(827)	(751)	(76)	10.1%
Total Other Income (Expense)	$(173)	$(197)	$24	(12.2)%	$(485)	$(500)	$15	(3.0)%
Non-GAAP Adjusted Total Other Income (Expense)	$(173)	$(197)	$24	(12.2)%	$(485)	$(481)	$(4)	0.8%
Investment Income and Other
Investment income and other increased $22 million for the quarter (up $91 million year to date), primarily driven by an increase in pension income due to higher expected returns on pension assets, partially offset by higher interest cost related to overall plan growth and changes in demographic assumptions.
For the 2025 year-to-date period, investment income and other included a $19 million asset impairment charge related to an equity method investment. Excluding the impact of this charge, non-GAAP adjusted investment income and other increased by $72 million.

Interest Expense
Interest expense decreased $2 million for the quarter, primarily reflecting the timing of debt issuances, and increased $76 million year to date, primarily due to higher average outstanding debt balances and higher interest cost on finance leases.
Income Tax Expense
The following table sets forth our income tax expense and effective tax rate for the three and nine months ended September 30, 2026 and 2025, respectively (in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Income Tax Expense	$408	$296	$112	37.8%	$825	$1,011	$(186)	(18.4)%
Income Tax Impact of:
Transformation Strategy Costs	41	78	(37)	(47.4)%	335	109	226	207.3%
Net Loss on Divestiture	—	—	—	N/A	—	4	(4)	(100.0)%
Gains on Sales of Assets	(10)	—	(10)	N/A	(10)	—	(10)	N/A
Reversal of Income Tax Valuation Allowance	—	86	(86)	(100.0)%	—	109	(109)	(100.0)%
Non-GAAP Adjusted Income Tax Expense	$439	$460	$(21)	(4.6)%	$1,150	$1,233	$(83)	(6.7)%
Effective Tax Rate	26.0%	18.4%			23.9%	21.1%
Non-GAAP Adjusted Effective Tax Rate	23.3%	23.8%			23.0%	23.3%
See note 15 to the unaudited consolidated financial statements for additional information on our income tax expense and effective tax rate.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
We deploy a disciplined and balanced approach to capital allocation, including returns to shareowners through dividends and share repurchases. As of September 30, 2026, we had $6.8 billion in cash and cash equivalents. We believe that these positions, expected cash from operations, access to commercial paper programs and capital markets and other available liquidity options will be adequate to fund our material short- and long-term cash requirements, including our business operations, planned capital expenditures, pension contributions, transformation strategy costs, including voluntary separation programs, debt obligations and shareowner returns. We regularly evaluate opportunities to optimize our capital structure, including through issuances of debt to refinance existing debt and to fund operations.
Cash Flows From Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities (in millions):

	Nine Months Ended September 30,
	2026	2025
Net income	$2,631	$3,781
Non-cash operating activities (1)	4,217	3,465
Pension and postretirement medical benefit plan contributions (company-sponsored plans)	(897)	(1,338)
Income tax receivables and payables	(277)	(521)
Changes in working capital and other non-current assets and liabilities	300	(236)
Other operating activities	12	(3)
Net cash from operating activities	$5,986	$5,148
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
Net cash from operating activities increased $838 million during the nine months ended September 30, 2026, primarily due to:
•Favorable changes in accounts payable reflecting increased days payable outstanding.
•Lower cash contributions to our company-sponsored, defined benefit pension and postretirement medical plans. In August 2026 we made $450 million in discretionary non-cash pension contributions in the form of company-issued notes. See note 6 and note 9 to the unaudited consolidated financial statements for additional information.
•Approximately $270 million in cash received from CBP in 2026 related to the pass-through IEEPA tariff refunds that are refundable to customers. See note 10 to the unaudited consolidated financial statements for additional information.
•Lower income tax payments, primarily due to a 2024 tax payment deferred into 2025 resulting from Hurricane Helene relief that did not recur in 2026.
These increases were partially offset by:
• A reduction in net income during the 2026 period.
• An increase in accounts receivable from changes in collection of aged receivables, including $2.7 billion from our accounts receivable factoring program.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2026, approximately $2.3 billion of our total worldwide holdings of cash and cash equivalents were held by foreign subsidiaries. The amount of cash and cash equivalents held by our U.S. and foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts, strategic operating needs and disbursements in the normal course of business. Cash provided by operating activities in the U.S. continues to be our primary source of funds to finance our business operations and planned capital expenditures, pension contributions, transformation strategy costs, debt obligations and shareowner returns. All cash and cash equivalents held by foreign subsidiaries are generally available for distribution to the U.S. without any U.S. federal income taxes. Any such distributions may be subject to foreign withholding and U.S. state taxes. When amounts earned by foreign subsidiaries are expected to be indefinitely reinvested, no accrual for taxes is provided.
Cash Flows From Investing Activities
Our primary (uses) sources of cash from investing activities were as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash used in investing activities	$(1,777)	$(2,734)

Capital Expenditures:
Buildings, facilities and plant equipment	$(1,491)	$(1,744)
Information technology	(648)	(873)
Aircraft and parts	(62)	(144)
Vehicles	(20)	(208)
Total capital expenditures	$(2,221)	$(2,969)

Capital expenditures as a % of revenue	3.3%	4.6%

Other Investing Activities:
Proceeds from disposal of businesses, property, plant and equipment	$473	$585
Acquisitions, net of cash acquired	$(11)	$(479)
Other investing activities	$(18)	$129
For the nine months ended September 30, 2026, total capital expenditures decreased, primarily driven by reduced spending on buildings, facilities and plant equipment, lower technology infrastructure spending as a result of prior-year project completions and non-recurring investments, reduced spending on vehicles due to lower package volume and a focus on routine replacements for vehicles at the end of their useful lives and decreased aircraft expenditures due to aircraft deliveries under finance lease arrangements. These decreases were partially offset as we continued to invest in our Network of the Future and other operational efficiency initiatives.
Proceeds from the disposal of businesses, property, plant and equipment also decreased. During the nine months ended September 30, 2026 and 2025, proceeds were $473 million and $585 million, respectively. For additional information see note 5 to the unaudited consolidated financial statements.
Cash paid for acquisitions in the nine months ended September 30, 2026 was attributable to reacquired development area rights for The UPS Store. In the nine months ended September 30, 2025, cash paid for acquisitions of $479 million was primarily related to the acquisition of Frigo-Trans and Biotech & Pharma Logistics ("Frigo-Trans") and reacquired development area rights for The UPS Store.
Non-cash investing activities for the nine months ended September 30, 2026 and 2025 included $98 and $64 million, respectively, of construction-in-progress related to the capitalization of construction costs in connection with a build-to-suit financing obligation.

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We have commitments for the purchase of equipment, real estate and vehicles to provide for the replacement and enhancement of existing capacity and targeted growth. These investments also provide for maintenance of buildings, facilities and equipment. Our 2026 investment program anticipates investments in technology initiatives and enhanced network capabilities. We expect our capital expenditures will be approximately $3.0 billion for the full year of 2026, of which approximately 80% will be allocated to network enhancement projects and other technology initiatives. We regularly evaluate opportunities for cost effective financing of assets in order to reduce our capital spending. Future capital spending will depend on a variety of factors, including economic and industry conditions, business strategy and financing alternatives.
Cash Flows From Financing Activities
Our primary (uses) sources of cash from financing activities were as follows (in millions, except per share data):

	Nine Months Ended September 30,
	2026	2025
Net cash used in financing activities	$(3,206)	$(1,947)
Share Repurchases:
Cash paid to repurchase shares(1)	$—	$(1,000)
Number of shares repurchased	—	(8.6)
Shares outstanding at period end	851	848
Dividends:
Dividends declared per share	$4.92	$4.92
Cash paid for dividends	$(4,064)	$(4,045)
Borrowings and Other Financing Activities:
Net borrowings (repayments) of debt principal	$737	$3,008
Other financing activities(2)	$121	$90
Capitalization:
Total debt outstanding at period end	$26,078	$24,782
Total shareowners' equity at period end	15,026	15,848
Total capitalization	$41,104	$40,630
(1)    For additional information on our share repurchase activities, see note 11 to the unaudited consolidated financial statements.
(2)    Includes issuances of common stock.
We did not repurchase any shares under our stock repurchase program during the nine months ended September 30, 2026.
The declaration of dividends is subject to the discretion of the Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. We paid a quarterly cash dividend of $1.64 per share in 2026 and 2025.
Issuances of debt during the nine months ended September 30, 2026 consisted of fixed-rate and floating-rate senior notes of varying maturities totaling $1.3 billion. A portion of the fixed-rate senior notes was contributed directly to our company-sponsored pension plans as a noncash financing activity, resulting in financing cash proceeds from debt issuances of $870 million. See note 6 and note 9 to the unaudited consolidated financial statements for additional information. Repayments of debt during the nine months ended September 30, 2026 consisted of $133 million of senior notes and finance lease obligations. Issuances of debt during the nine months ended September 30, 2025 consisted of fixed-rate and floating-rate senior notes of varying maturities totaling $4.2 billion. Repayments of debt during the nine months ended September 30, 2025 consisted of $1.1 billion of senior notes and finance lease obligations.
The amount of commercial paper outstanding fluctuates based on daily liquidity needs. As of September 30, 2026, we had no outstanding balances under our U.S. or European commercial paper programs. The average balance outstanding of commercial paper during the nine months ended September 30, 2026 and 2025 was $47 and $63 million, respectively, and the average interest rates were 3.49% and 4.01%, respectively. The amount of commercial paper outstanding under these programs in the remainder of 2026 is expected to fluctuate. As of September 30, 2026, we had $500 million of fixed-rate senior notes currently outstanding that mature in 2026. We intend to repay these amounts when due. We consider the overall fixed and

UNITED PARCEL SERVICE, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

floating interest rate mix of our portfolio and the related overall cost of borrowing when planning for future issuances and non-scheduled repayments of debt.
Cash flows from other financing activities included cash proceeds of $62 million related to collections from customers on accounts receivable that had been factored in 2026. This reflected $121 million of obligations related to factored receivables that were not remitted to third-party purchasers as of September 30, 2026, partially offset by $59 million repaid from prior-period balances. This program began in third quarter of 2025.
As of September 30, 2026, we had parent company guarantees of approximately $1.8 billion related to aircraft leases. For additional information on guarantees, see note 9 to the unaudited consolidated financial statements.
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
See note 9 to the unaudited consolidated financial statements for additional information on 2026 debt issuances and repayments.
Legal Proceedings and Contingencies
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
For a discussion of material legal proceedings affecting the Company, see note 10 to the unaudited consolidated financial statements.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
In January 2023, the Board of Directors approved a share repurchase authorization of $5.0 billion for class A and class B common stock. We did not repurchase any shares under this authorization in 2026. As of September 30, 2026, we had $1.3 billion available under this share repurchase authorization.
For additional information on our share repurchase activities, see note 11 to the unaudited consolidated financial statements.

Item 5.     Other Information

Insider Trading Arrangements and Policies
None.

Item 6. Exhibits

3.1	—	Restated Certificate of Incorporation of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 12, 2010).

3.2	—	Amended and Restated Bylaws of United Parcel Service, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on May 9, 2023).

4.1	—	Form of 4.850% Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on August 12, 2026).

4.2	—	Form of Floating Rate Senior notes due 2076 (incorporated by reference to Exhibit 4.1 to Form 8-K, filed on August 18, 2026).

10.1	—	Form of Retention Agreement between the Company and Nando Cesarone, dated September 1, 2026 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed August 31, 2026)*.

10.2	—	Form of Retention Agreement between the Company and Bala Subramanian, dated September 1, 2026 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed August 31, 2026)*.

31.1	—	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—
The following unaudited financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Statements of Consolidated Income, (iii) the Statements of Consolidated Comprehensive Income (Loss), (iv) the Statements of Consolidated Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	—	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline XBRL (included as Exhibit 101).

__________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PARCEL SERVICE, INC. (Registrant)

Date:	November 4, 2026	By:	/s/ BRIAN DYKES
Brian Dykes
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)